Form 10KSB
period 1998-12-31
SURGICAL SAFETY PRODUCTS INC
filed 1999-03-31
CIK 1063530

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1998

        [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES  EXCHANGE ACT OF 1934

               For the transition period from _____________ to ______________

Commission file no.     0-24921

                         Surgical Safety Products, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          New York                                           65-0565144
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

         2018 Oak Terrace
         Sarasota, Florida                                      34231
--------------------------------------                       ----------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (941) 927-7874

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of each exchange on
      Title of each class                          which registered

        None
-----------------------------                      ------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                       -----------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__      No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year. $42,393.

     Of the 10,786,973 shares of voting stock of the registrant issued and outstanding as of December 31, 1998, 5,309,587 shares are held by non-affiliates. The Company trades on the OTC under the symbol "SURG". As of March 29, 1999, the average of the bid and asked price was $.656. Accordingly, the aggregate market value based of the non-affiliate shares based upon this average as of March 29, 1999 was $3,483,089.

                                     PART I

Item 1. Description of Business.

        (a)    Business Development

     Surgical Safety Products, Inc. (the "Company" or "Surgical") is incorporated in the State of New York and qualified to do business as a foreign corporation in the State of Florida. Surgical Safety Products, Inc. originally was incorporated under the laws of the State of Florida on May 15, 1992. On November 28, 1994 the Company merged into Sheffeld Acres Inc., a New York shell corporation which had approximately 1,100 shareholders, but had never commenced operations. Although Sheffeld Acres, Inc. was technically the surviving entity, the Company changed its name after the merger to Surgical Safety Products, Inc. Articles of Merger were filed with the State of Florida on October 12, 1994 and a Certificate of Merger was filed with the State of New York on February 8, 1995. The Company filed to do business as a foreign corporation on April 11, 1995 in the State of Florida. The Company publically-trades on the OTC Bulletin Board under the symbol "SURG". The Company's executive offices are presently located at 2018 Oak Terrace, Sarasota, Florida 34231, its telephone number is
(941) 927-7874 and its facsimile number is (941) 925-0515.

     The Company is filing this Form 10-KSB in compliance with the effectiveness of its filing on Form 10-SB which was on a voluntary basis so that the public will have access to the required periodic reports on the Surgical's current status and financial condition. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act".)

     The Company was formed for the initial purpose of combating the potential spread of bloodborne pathogen infections, such as HIV and hepatitis. The founding philosophy arose from a concern regarding the occupational risks of healthcare workers in the operating room. Since inception, the Company has broadened its mission to include the research, development and production of innovative products and services which create and maintain a safe surgical environment for medical and hospital staff, healthcare workers and patients, as well as enhance the level of surgical care available to patients.

     The Company is engaged in product development, sales and services for the medical industry. The Company is currently engaged in one line of business which is divided into three (3) divisions each of which is involved with specialty medical product research and development: (1) a division which develops various medical-related services to be marketed to healthcare facilities, including an entire family of computer software applications designed to evaluate, track, organize and manage infection control data for healthcare facilities and to provide multi-media information centers for a facility's healthcare workers ("Data Systems Division"); (2) a division which researches and develops medical products for sale in the marketplace ("Medical Products Division"); and (3) a division which provides confidential consultation services to third party developers of medical products, usually physicians and healthcare technicians ("Medical Products Consultation Division"). The common thread interwoven into each area requires medical research, education and a commitment to safety issues. It is the Company's intention to gradually make the transition from a research and development-oriented medical device company into a multi-product device manufacturer and distributor.

     In addition to its current activities, the Company also had operated a diagnostic clinic specializing in women's health. On September 28, 1994 the Company formed a wholly- owned subsidiary, Women's Diagnostic Center, Inc. ("WDC") under the laws of the State of Florida. WDC immediately acquired certain personnel and assets, consisting of a diagnostic clinic specializing in women's health, the Women's Ambulatory Services, Inc., a Florida corporation. WDC catered exclusively to women and their specific healthcare needs. Patients were attended to by an all female staff in order to provide a uniquely personal and caring atmosphere while emphasizing women's healthcare education and awareness. WDC specialized in mammography, ultrasounds, osteoporosis testing, chest x-rays and comprehensive laboratory testing.

     To focus the Company's growth efforts in the medical products and services industry, the equipment, furniture, accounts receivable, trade name and goodwill, net of related liabilities of WDC, were sold to Sarasota Memorial Hospital on June 13, 1996. All business operations of WDC had ceased and the corporation liquidated by December 31, 1996.

     On May 30, 1995, the Company completed the preparation of a self-directed private placement memorandum offering shares of the Company's Common Stock and Warrants. This offering was conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 of Regulation D promulgated thereunder ("Rule 506"). The offering was amended on October 30, 1995. Initially, the offering required a minimum investment of $5,000 in exchange for which an investor would receive 5,000 shares of common stock, $.001 par value per share (the "Common Stock") and three-year warrants to purchase 2,500 shares of the Company's Common Stock at an exercise price of $1.50. Pursuant to this offering, the Company received gross proceeds in the amount of $37,500, $5,000 of which was subsequently refunded. This refund was made because certain paperwork and signatures were not properly executed. By agreement with the investors, in lieu of the unit arrangement, the investors each acquired shares at $.50 per share. A total of 65,000 shares of the Company's Common Stock were issued pursuant to this offering.

     On December 8, 1997, the Company acquired all of the assets of Endex Systems, Inc., d/b/a Interactive PIE ("Endex"), a Florida corporation. The assets of Endex were valued at approximately $14,000 for which the Company issued 250,000 shares of restricted common stock. Endex was a medical multimedia software company, experienced in computer graphics related to the medical industry. The acquisition was made to implement the Company's Data Systems Division's development of its surgical safety, touch-screen network known as OASiS. The President and Chief Executive Officer ("CEO") of Endex, Donald Lawrence, became the Vice President of Sales and Marketing of the Company. Mr. Lawrence has an employment contract with the Company which is renewable annually.

     From March through June 1998, the Company received gross proceeds in the amount of $999,000 from the sale or exchange for services of a total of 920,000 shares of Common Stock in four (4) offerings . The Company undertook its first offering of 400,000 shares of Common Stock pursuant to Rule 504 of Regulation D ("Rule 504") on March 1, 1998, exchanging shares with Stockstowatch.com, Inc. ("Stockstowatch") and its legal advisor in exchange for services; its second offering of 400,000 shares of Common Stock pursuant to Rule 504 on April 1, 1998 upon the exercise of an option granted pursuant to a Stock Option Agreement; its third offering of 60,000 shares of Common Stock pursuant to Rule 504 on June 8, 1998; and its fourth offering of 60,000 shares of Common Stock pursuant to Rule 504 on June 18, 1998. While no offering memorandum was used in connections with these offerings, the business plan of the Company, which was disclosed to each prospective investor, was for the provision of product development, sales and services for the medical industry. The Securities and Exchange Commission ("SEC") has brought an action against Stockstowatch alleging that it violated the anti-fraud and anti-touting provisions of the federal securities laws with reference to shares which it received for services to the Company.

     In April 1998, the Company issued 2,500 shares of restricted stock subject to Rule 144 of the Act to an outside consultant in exchange for computer consulting services valued at $4,375.

     In November 1998, the Company entered into a seven (7) year collaborative agreement with Dr. William B. Saye, the Medical Director and CEO of the Advanced Laparoscopy Training Center in Marietta, Georgia ("ALTC") under which the Company acquired the "digital rights" of ALTC and the resulting amalgam as it relates to surgical education and marketing rights to the ALTC database. Under this agreement, Dr. Saye became a member of the Company's Board of Directors and agreed to act as the Medical Director of ALTC VirtualLabs. Dr. Saye is to be compensated for travel expenses and will be paid an honorarium of $2,500 per day when his services are requested by Surgical. In addition, Dr. Saye was awarded stock options to purchase up to 1,000,000 shares of the Company's Common Stock over the period, options for 300,000 of which were issued upon the execution of the agreement, and the balance of which are issuable monthly.

     See (b) "Business of Issuer" immediately below for a description of the Company's business.

(b)            Business of Issuer.

General

     The Company was formed in 1992, and until 1996, was primarily engaged in women's healthcare, medical research and product development with a focus on safety-related products geared to the reduction of occupational risks to healthcare workers. To date, the Company has received four (4) patents on two
(2) products, is seeking patent protection on other products and is in the process of developing or acquiring the rights to approximately nine (9) additional medical products intended to be marketed to the healthcare community. The concepts and designs of the additional medical products are at various stages of development or negotiation. The Company has an exclusive five (5) year manufacturing and supply agreement for a line of protective prescription eyeglasses. The Company markets its product lines under the trademark, Compliance Plus(TM).

     The Company's premiere product in the Compliance Plus line, marketed under the trade name, SutureMate(R), is a disposable Food and Drug Administration ("FDA") approved, multi-function, suturing safety device for surgery. Three (3) of the patents apply to this product. The original instrument and its developmental variations facilitate advanced surgical techniques, which increase surgical efficiency and reduce the occupational risk of exposure to bloodborne pathogens such as HIV and hepatitis. The original product is currently being re-released. The product has been re-engineered and updated after feedback from over 4,000 surgeons and surgical technologists. New clinical advantages and significantly lower manufacturing costs create potential for this patented, disposable surgical assist device which was originally designed to facilitate the preferred one-handed suturing technique.

     The Company intends to market under the trade name, Prostasert(R), a FDA listed product which was developed to improve the preparation of pregnant patients for labor by providing a mechanism for applying and maintaining a pharmaceutical gel to the cervix and vagina. One (1) of the patents applies to this product.

     The Company has an exclusive marketing and supply agreement for a semi-disposable, custom-made prescription protective eyewear for healthcare workers which it markets under the trademark, MediSpecs Rx(TM), the initial term of which terminates in September 2000. In addition, the Company intends to market an infection control equipment kit for healthcare workers under the trademark, IcePak(TM).

     The  Company has two (2)  additional  products  in the  development  stage:
Prepwiz(TM), which is a revolutionary surgical prep and drape system and FingerSafe(TM), which is a multi-featured surgical thimble.

     The Company aggressively protects its intellectual properties through patents, trademarks and copyrights, as well as by proprietary software designs (flow charts, algorithms, reports and databases). In addition to the utility and design patents already issued to the Company, the Company has many other products in various stages of development which have patent potential.

     The Company had executed distributorship  agreements for SutureMate(R) with
(1) Johnson & Johnson Medical Pty., Ltd with respect to the territories of Australia, New Zealand, Papua, New Guinea in April 1995; (2) Medicor Corporation with respect to the Netherlands in March 1995; and (3) ISC Group, a company organized under the laws of the country of Saudi Arabia, with respect to Saudi Arabia and the so-called GCC Nations (comprising of Oman, Yemen, United Arab Emirates, Qatar, Bahrain and Kuwait) in December 1994. None of these agreements are currently active since the original distribution was thwarted by the high manufacturers suggested retail price. With the re-engineering of the product and the lower cost of goods, it is anticipated to receive a more favorable market response. In December 1996, the Company executed an exclusive seven (7) year distribution agreement for SutureMate(R) for the European market with Noesis Capital Group ("Noesis") under which Noesis was to recruit, hire and train
European master distributors and distributor/dealer networks throughout the European continent. This agreement is technically in force but is currently inactive for the same reasons as the other distributorship agreements. The inactivity of these agreements reduces the current revenue potential of the Company. Based upon the number of surgical procedures done annually, it is estimated that the domestic market for SutureMate(R) is 15 to 20 million units and that the foreign markets could represent 70% to 80% of the domestic market. In August, 1997, the Company entered into a distribution agreement for the State of

Florida for its MediSpecs Rx(TM) prescriptive eyewear with Hospital News of Florida. Hospital News of Florida has not met its quota requirements.

     In 1997, the Company focused on the creation and establishment of an information system for multiple applications within healthcare. Formerly named Surgical Safety Network, this information system is now marketed under the name OASiS which is the acronym for Occupational Automated Services Information System. In April 1998, the Company filed for two (2) patents on this system, one related to this touch-access information system and the other related to a technology transfer application. This touch access system has developed into a platform for initially managing three areas of need: (1) exposure (to bloodborne pathogen) management; (2)healthcare training; and (3) healthcare risk management. Effective January 30, 1998, the Company entered a ten (10) year lease arrangement with a leading Florida medical facility, the Sarasota Memorial Hospital ("SMH"), under which four (4) OASiS kiosks were installed at the healthcare site.

     In January 1998, the Company entered into a clinical products testing agreement with SMH whereby such facility will provide clinical testing of designated products of the Company for a term of five (5) years.

     In February 1998, the Company executed a letter of intent to joint venture with U.S. Surgical Corporation ("U S. Surgical"), a major manufacturer of surgical products which distributes its products worldwide, for the marketing of the OASiS system. The parties executed a final agreement dated October 28, 1998.

     In March 1998, the Company entered into an agreement with Stockstowatch to provide investor relations services as a media consultant to the Company. Stockstowatch was issued 300,000 shares of the Company's stock in exchange for these services.

     In June 1998, the Company executed a letter of intent with Ad-vantagenet, Inc. for the development of Version 2.0 software for the OASiS system.

     In  October  1998,  the  Company   entered  into  an  agreement  with  T.T.
Communications, Inc. to provide investor relations services for the Company.

     In November 1998, the Company committed to purchase twenty (20) OASiS units from Kiosk Information Systems, Inc.

     The Company's other products and concepts in development generally fall into the categories of occupational safety, infection control, obstetrics and gynecology, and new "minimally invasive" surgery devices and techniques. Most of these development projects originated from within the Company, although several are being co-developed with outside third party inventors who are mainly physicians and medical technicians for whom the Company provides consulting services in new product development.

     The FDA lists Surgical as a medical device specifier. Under FDA Registration No. 1056687, as a medical device specifier, Surgical is permitted to control the specifications of its products. The Company spent its formative years in research and development and in obtaining patent protection on its core products and services. Tangential to its core competency, the Company had found it necessary to diversify its offerings, but has, over the past twelve (12) to sixteen (16) months, refocused its efforts towards the commercialization of its existing product lines. Additionally, the Company has enhanced its product lines with the development of the touch-access information system, OASiS.

     Surgical efficiency is highly valued in today's healthcare climate. With the looming threat of bloodborne diseases such as HIV and hepatitis, safety issues are also of critical importance. Hospitals and surgical teams have required, and now demand, constant improvement in available products and technology. In this rapidly growing market, new options for personal protective equipment are not only valued by the surgical team and appreciated by patients, but mandated by government agencies such as the Occupational Safety and Health Administration ("OSHA").

     The changing healthcare environment requires aggressive measures to improve efficiency in medical care. This is especially true in high-tech areas such as surgery, obstetrics, and emergency care. Time saving products and techniques that improve patient care quality are of extreme value.

     Surgical's medical device lines are designated for wholesaling to international distributors. These products are focused on improved efficiency and safety. Clinical research on the original Compliance Plus(TM) product, SutureMate(R), has demonstrated dramatic reductions in sharps injuries (sharps injuries are injuries to healthcare workers or patients caused by suture needles, syringes, intravenous catheters, scalpels, screws, wires and other sharp instruments in the operating room) and a 60% to 85% decrease in bloodborne pathogen exposure, while at the same time improving procedure efficiency. This study was conducted by Donna Haiduven, BSN, MSN, CIC, a member of the Company's OASiS Medical Advisory Panel. Surgical is attempting to secure a research-backed, OSHA mandate status for its OASiS information system which would make the availability of Compliance Plus(TM) required in hospitals and other medical facilities. The Company's plan is to accumulate enough research on product lines to demonstrate statistically their significant safety advantages to support such products inclusion in OSHA requirements for workplace safety compliance. There can be no assurance that such statistics will demonstrate such facts, or even if demonstrated, that such products will be included in OSHA requirements.

     OASiS is now installed in four hospitals. Lease payments from OASiS currently are made directly to Surgical from the customer hospital but may be made, in the future, through a third party leasing intermediary. In the case of the third party intermediary, Surgical is paid a lump sum at the front end of the lease and the hospital then makes its payments to the leasing company. Selection of the leasing arrangements is made based upon Surgical's current financial status and based upon the financial strength of the hospital involved. SutureMate(R) was originally sold in limited quantities and had limited success due to the high manufacturers suggested retail price. New manufacturing arrangements will allow sales in the $5 to $6 range, more in keeping with disposable products. MediSpecs Rx(TM) sales continue tough limited. Consulting fees are derived from the Medical Consultation Division on an as needed basis. The Company now is positioned to commercialize Compliance Plus(TM) product lines and its proprietary OASiS system through its alliance with U.S. Surgical and their full size international sales force. The Company is preparing other alliances with one or more established industry leaders in healthcare. The Company believes that recurring multiple revenue streams and a "cookie cutter" program and network will allow for potentially rapid growth in the number of OASiS system installations. The Company targets revenues at $50 million within five years. At that level, the Company will position itself as an acquisition target for major medical or information system entities.

     The Company is seeking debt or equity financing in the amount of between $2,000,000 and $5,000,000. In the event the Company is successful in securing equity financing, the Company is unable to project the number of additional shares of its Common Stock which will be required to secure such financing. As of December 31, 1998, the Company has no short term debt. In the event that the Company is successful in securing debt financing, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both. The Company is in preliminary discussions with several potential funding sources; however, to date, has not concluded terms for any financing which it feels appropriately meets the requirements of the Company. In the event additional debt is raised, it will incur future interest expense. In the event additional equity is raised, management may be required to dilute the interest of existing shareholders or forgo a substantial interest in revenues, if any.

     Subject to the availability of additional financing, of which there can be no assurance, the Company plans (1) to facilitate implementation of its sales strategies, (2) to apply additional funding to existing new technology; and (3) to apply additional funding to complimentary products and services through corporate acquisition and exclusive licensing.

     The Company currently employs seven (7) people, including its President, Vice President, Treasurer and personnel added in 1998 to perform sales and marketing functions. Total employee salaries for the year ending December 31, 1998 were $397,210 of which $266,530 was paid as Executive Compensation, including salaries and the value of Common Stock and Options issued and granted to such executives. The Company's executive officers and directors devote such time and effort as are necessary to participate in the day-to-day management of the Company. During the fourth quarter of 1998, the Company employed one (1) additional individual in the area of computer systems and continues to seek another individual in the same area. The Company has no plans add any additional staff beyond this one (1) individual in the foreseeable future.

     The Company is dependent upon the services of three of its officers and directors. Dr. G. Michael Swor, the founder and Chairman of the Board and the Treasurer of the Company, is responsible for inventing all four (4) of the patents, which patents were assigned to the Company in exchange for stock. Dr. Swor is responsible for the overall corporate policy and the financing activities of the Company. The Company is the beneficiary of a "key-man" insurance policy currently owned by Dr. Swor. In addition to his duties with the Company, Dr. Swor is a board certified, practicing physician with a specialty in Obstetrics and Gynecology. Frank M. Clark, a Director and President and Chief Executive Officer, is responsible for the day to day management of the Company and new product development and the manufacturing of the Company's products. In addition, he manages new ventures for the Company including, mergers, acquisitions, joint ventures, strategic alliances and licensing/distribution agreements. After a nineteen (19) year career with Johnson & Johnson, Mr. Clark became the president of R. P. Scherer and then went on to become a senior partner in a consulting firm with responsibilities for business development with Fortune 100 corporations. Donald K. Lawrence, a Director and Executive Vice President, Sales and Marketing, is responsible for sales management, market planning, advertising for the Company and acts as the Executive Director of OASiS. Mr. Lawrence in addition to nearly ten (10) years in medical device sales, has extensive experience in computer graphics, multi-media and computer equipment leasing programs. The Company plans to continue to use to its advantage the reputations and skills of these three officers in the medical industry. Nevertheless, while these officers have been successful in the past, there can be no assurance that they will be successful in the continued development of the Company which is needed for a successful operation of the Company. The Company has employment agreements with each of these individuals.

Data Systems Division

     In 1997, the Company saw an opportunity to establish a landmark information system for multiple applications within the healthcare industry. This proprietary surveillance network, called OASiS, was originally designed to export and tract occupational safety emergencies such as needlesticks and fluid exposures. The new Version 2 OASiS provides information consolidation in a secure network of touchports located throughout a health care facility. At each on-site location, a healthcare worker has touch access to multi-media information. The OASiS system at its current level of development, is designed to function in three areas: (1) exposure (to bloodborne pathogens) management;

(2) healthcare training; and (3) healthcare risk management.

     In the area of exposure management, the healthcare industry is in need of a standardized, efficient method for tracking, managing and analyzing occupational safety emergencies such as needlesticks and other fluid exposures. Standardized and accurate reporting methods result in superior prevention controls and better post-exposure management for follow- up and counseling. Information relating to the spread of bloodborne pathogens through exposures varies widely and OASiS allows for cross-facility standardization. Healthcare workers need and are now insisting they receive accurate, timely information relating to exposures. Sharps injuries and other exposures occur frequently.

     Current reporting protocols incorporated into the OASiS system involve a typical chain of events necessary to create an estimated risk assessment and to provide access to testing, treatment and follow-up.

     Under current non-computerized protocols, after an exposure, the injured worker may be required to complete an incident report (provided by risk management), meet with a supervisor and then leave the worksite to seek evaluation, testing and treatment at an employee health facility or the emergency room. Evaluation techniques, testing and available treatment and follow-up recommendations are inconsistent, inefficient, not timely and breech the employee's confidentiality due to the multiple points of contact which are involved.

     With the use of OASiS, the injured worker is provided with confidential access to information, statistics and a preliminary risk assessment. The healthcare worker begins the reporting process by "touching" their way through a very detailed, yet easy to use, Occupational Safety Emergency Report. Data collection for the exposure incident is mutually exclusive and exhaustive. The system calculates the risk level based on data inputted into the system directly by the healthcare worker. The worker receives a printed data sheet with risk assessment (weighted towards higher risk) and a recommended testing, treatment and follow-up plan. The worker then is directed to employee health or emergency care for direct, complete and thorough assessment by a facility staff member designated in that capacity. If the worker decides not to proceed, full confidentiality is maintained while critical information for decision making is provided and documented. If the worker proceeds, then complete incident data is already collected in the system, sent to the appropriate locations within the facility and printed for use by the provider of counseling and treatment.

     In the area of employee training, current training systems involve a number of methods including small groups, large groups, video and other audiovisuals. Staff training on required courses is commonly done in small groups. New surgical equipment and techniques are typically done by way of small groups by product representatives or other trainers and often are enhanced or reinforced with printed materials or videotapes.

     Practice also requires annual training on various subjects such as modes of disease transmission, information on the epidemiology of disease, procedures to follow in the event of a potential exposure, use of personal protective equipment and standard precautions. Training is provided at the time of job entry, at annual retraining and whenever tasks are modified which alter the hazards posed. The person conducting the training must be knowledgeable not only on the subject matter but also on how it relates to the emergency response personnel.

     The Association of Operating Room Nurses ("AORN") recently issued a list of training recommendations. One such recommendation was a proposal to develop and evaluate continuing education requirements to assure the continuing competence of regulated healthcare professionals. Because of the rapid development of technologic and scientific advances, AORN believes that one of the greatest challenges is ensuring the continued competence of the workers providing nursing care. The competent use of technology involves not only the understanding of the equipment but also the decision making/critical thinking skills needed to use the equipment effectively, safely and appropriately.

     Inadequate training has been implicated as a common cause of patient safety incidents. This issue has gained increased publicity among consumer advocacy groups. Recent surveys by the National Patient Safety Foundation at the American Medical Association ("AMA") indicate that 42% of those surveyed said they were involved in situations where a medical mistake was made. Of these mistakes, 22% were made during a medical procedure. The causes cited by the respondents included what they believed to be carelessness, improper training and poor communications. The survey was commissioned by the AMA to evaluate the need for initiatives to reduce errors in the healthcare industry.

     With the use of OASiS, the worker has access to a directory of various succinct multimedia interactive training modules. The Company produces these modules using multimedia material provided by outside agencies, organizations and product suppliers. Quick reference is accessible to important safety-related features and key user information on medical devices and new techniques. The system was designed to decrease the need for personal training and to improve patient and worker safety by increasing the availability of critical information. Improved awareness of new techniques and devices by healthcare workers has shown improvement in the quality of care provided by the facility.

     The Company believes that the use of the OASiS system benefits device distributors and critical care departments and that better trained users of devices should lower the rate of incidents occurring due to misuse of a device. The system also provides a mechanism whereby alleged defective products may be efficiently reported to the facility and manufacturer. This aspect is expected to assist product distributors and manufacturers with field reporting. OASiS training programs are designed to provide not only a thorough and cost effective method for employee training, but also to provide the documentation of the learner's comprehension of the subject. Further, an established network of OASiS terminals within a facility also acts as a point-of-sale for the Company's other medical devices such as MediSpecs Rx(TM) semi disposable prescription eye protection.

     Each OASiS system involves "touch access" to a computer terminal designed as a stand-alone kiosk. In essence, kiosks are computers equipped with software designed to guide people to information, help them accomplish a task, or effect a transaction. Kiosks can provide text information, graphical presentations, and video and sound clips.

     Each OASiS touch point strategically located within the hospital environment and is linked to a main center for accumulation of hospital data. The system is designed to provide healthcare workers with previously unavailable access to a wide variety of pertinent information. Unlike traditional systems which require a certain level of computer aptitude (even if only using a mouse or keyboard), OASiS' distinct advantage is its foundational design in a "touch access" format. Virtually every command or task on OASiS is performed by touching a user friendly icon driven interface. In other words, if one can point to and touch a picture on a screen, then one has access to a world of valuable and potentially life saving information through the OASiS network. By using Apple Quicktime VR(TM) at an OASiS touchpoint, the system allows the user to touch an image on OASiS, drag their finger on the screen and view the image from multiple angles. The Company markets this feature under the name "Virtual Touch Reality".

     Upon approaching OASiS, the healthcare worker may select from a menu of icon based options including exposure reporting, hospital exposure policies, device inservices, safety training, communicable disease information and safety news and events. Each of these areas is accessed and navigated by a simple touch of the screen. The graphic design of the system is designed to accommodate workers with minimal reading skills and little computer experience.

     The uniqueness of OASiS is not only the fact that it is a touch access system, but that it is the first nationwide network for healthcare which is totally independent of the facility's existing information system. Once thought to be a disadvantage, the absence of integration into the facility's existing systems is actually one of the features of OASiS which has gained praise for the system from the Information Systems Department of SMH, the first installation of OASiS.

     The Company has applied for two (2) patents on the OASiS system which cover propriety aspects of the software, algorithms and reports, as well as the inservice training modules which are owned by the Company. OASiS is powered by a Windows NT platform with full-multimedia, Pentium 233 processors operating at each station. The stations connect to the OASiS server by way of the Internet and send and receive data at prescheduled times. This allows the OASiS server to send new information, training or updates to single stations or on a broadcast basis to the entire network.

     Hospitals employing OASiS will use an average of one (1) to three (3) units initially. The units are strategically placed in varying hospital departments. Pricing is structured so as to simplify the hospital's approval process. The OASiS system can be leased to the hospitals on a three-year contract arranged through Rockford Industries, Inc. of Santa Ana, California ("Rockford"), which acts as the third party lessor. After early stage discounting to the hospital, the Company expects that leasing fees, industry content production and use fees and software subscription fees will combine for a per unit revenue of $10,200 initially and $2,200 per month. After the three-year period expires, the residual value of each OASiS will be added to the Company's assets. The OASiS system will be upgraded at that time and it is anticipated that an additional $400 per month will be added to gross revenue for each unit in place.

     Under the leasing arrangement with Rockford, lease approval will be based upon the credit-worthiness of the lessee hospital. Once approved, the Company receives a discounted present value of the lease income stream in advance as the supplier of the equipment. It is these funds which the Company will use to cover the acquisition costs of the OASiS hardware delivered to the lessee.

     Fees also are anticipated in the future on a percentage of the product sales made through the OASiS platform and on information sales of generic occupational safety data. Market share is expected to increase for the Company as it brings on additional facility users, additional industry content providers and added on plug-in program modules developed by the Company in house or through Company acquisitions.

     As an information system, OASiS production consists of an integration of proprietary software with hardware from original equipment manufacturers ("OEM's"). The Company designed and is the sole owner of the software portion of OASiS. This was as a result of approximately three (3) years of research and development. The software presentation consists of the frontline user interface, the programs and all supporting database gathering programs and administrative "back office" facilities. The software exists as a user ready or standardized foundation with widespread adaptability as the system is installed at the hospital's facility. As of January 1998, Version 1.1 was fully operational at the initial installation at SMH and was ready for installation in additional facilities. OASiS Version 1 worked acceptably for accident reporting, but was unacceptable for constant updating of content and from the administrative monitoring standpoint. Version 2, now operational, uses nothing from Version 1. Plans for upgrades to Version 2 are in progress and are being adapted to the needs of the end- user market as they are discovered.

     Within the original site installation, OASiS is being used for exposure reporting, inservices and new technology, communicable disease information, news and events, safety education and hospital policies. New installations will add user identification log on capability, additional levels of news and events and training with certification. Since Version 2.0 has become operational, the Company has expanded the system with software plug-in integrations and advanced data reporting and management.

     In initially designing a system for a hospital facility, the Company completes a site survey to determine the needs of the facility regarding OASiS and system installation, as well as other pertinent information related to station location within the facility and available telecommunication resources. The site survey also includes details for customizing the software for the specific facility's application.

     The Company has determined that the most economical way to deliver the integrated hardware/software product to the customer is through a full service integration specialist (the "Integration Specialist"). The services and responsibilities covered by such specialist will be: (1) hardware installation into the OASiS kiosk and configuring the components; (2) software installation;
(3) software configuration; (4) 24-hour "burn in" and testing; (5) hardware disassembly, packing and shipping; (6) on-site installation; (6) on-site testing; and (7) three-year 24 hour turn around warranty on all hardware. Many potential integrators exist and the Company has entered into preliminary agreements with two initial candidates. The Company expects to use no fewer than two integrators on a regular basis to ensure the quality, service and performance required in a competitive situation.

     The production cycle begins at the end of the initial sales cycle with the completion of the site survey. Information regarding communications availability, station location and on-site coordinator data is integrated into the customization process. A purchase order is placed with the Integration Specialist who in turn orders components from the various OEM's. The site survey is then used by the integration house for coordination of on-site services such as station location, service subcontractors and others.

     Effective January 30, 1998, the Company entered into a Prepaid Capital Lease Agreement with Community Health Corporation (the "Lessee"), a Florida not-for-profit corporation which acts in support of SMH ( the "SMH Lease Agreement"). Since delivery of under this agreement was in December 1997, the SMH Lease Agreement is treated as income in 1997. SMH is the site of the initial OASiS installation. Pursuant to the terms of the SMH Lease Agreement, SMH leased four (4) OASiS kiosks and accompanying software and technical support for a term of ten (10) years commencing on a date which was to follow an initial trial period. The Company was required to install the kiosks within five (5) days of the execution of the SMH Lease Agreement. SMH was entitled to review the performance of the installations for a period of thirty (30) days after installation. Provided the systems performed in accordance with pre-established standards during such trial period, the SMH Lease Agreement term would commence at the time of acceptance. Pursuant to the SMH Agreement, at acceptance, the Lessee agreed to prepay all rent payments for the term of the SMH Lease Agreement, which sum amounted to $250,000. All modifications, improvements, additions and enhancements ("Modifications") which result from this installation belong to the Company; however, in the event a Modification is proposed by SMH and the Company incorporates it into the OASiS system, the Company will pay SMH one half of one percent (.5%) of any net revenue the Company receives attributable to such Modification. The Company is obligated during the term of the SMH Lease Agreement to provide software maintenance, improvements and updates to the OASiS system and training for the use of the units to SMH's personnel. In addition, the Company is required to carry comprehensive general and products liability insurance in the amount of $2,000,000 covering the use of the OASiS system and naming SMH and the Lessee as co-insured parties. And further, the Company agreed to indemnify the Lessee and SMH against any liens, liabilities or other damages incurred by the Lessee or SMH as a result of the installation or use of the OASiS system. At the end of the term, the Lessee has an option to purchase the four (4) OASiS kiosks for the sum of $1. Neither party to the SMH Lease Agreement may assign nor delegate any of the rights or obligations contained in the agreement The units were installed and are operational. At the current time the SMH Lease Agreement is in full force and effect. The Company received the payment due under the SMH Lease Agreement on January 30, 1998.

     Following a presentation before the Association of Infection Control Professionals and Epidemiologist ("APIC") in May, 1998, the Company received nearly a dozen applications from multi-facility hospital systems wanting to be a part of the next wave of OASiS installations. And, the Company received inquires for at least four times that many facilities seeking more information about the development of OASiS. To date, none of these inquiries has resulted in an OASiS installation agreement.

     From March 31st through April 2nd, 1998, the Company, in conjunction with U S Surgical, demonstrated the OASiS touch-access information system at the AORN convention in Orlando, Florida. This is the largest nursing convention in the world. OASiS accounted for over 21% of all leads generated by US Surgical at AORN. Based upon the evaluation forms competed by the nurses, it was found that
(1) the most useful section of OASiS, as it now exists, is the device inservices; (2) most of the nurses characterized the system as a convenient way to receive inservices, while a few of them viewed it as a sales and marketing tool for device manufacturers; (3) an overwhelming number of the nurses who responded stated that they would rely on OASiS on a daily basis; (4) the most requested additional features were a Surgeons' Preference Card which is scheduled for Version 2.x testing, electronic PDR and Latex sensitivity which is under development; and (5) most of the nurses would recommend OASiS for their operating room.

     Following the AORN convention, the Company and US Surgical agreed to terms for the further presentation of OASiS. On October 28, 1998, the parties executed a three year agreement under which US Surgical will arrange for the installation of ten (10) OASiS systems in hospital facilities which US Surgical defines as "Centers of Excellence." Each system will include thirty (30) inservice training modules. Following an initial nine (9) month trial at each of these facilities and subject to satisfactory performance by the system and the technical support group, US Surgical has the right to have additional systems installed in other healthcare facilities nationwide. US Surgical will finance the development and installation of the ten (10) systems. No decision has been made as to which party will pay for such additional systems as US Surgical elects to have installed. If it is the Company, additional capital may be needed, the securing of which on favorable terms to the Company cannot be assured. The Company will receive a fee in the amount of $36,000 for the initial ten (10) installations during the testing period and a fee in the amount of $108,000 for the balance of a three (3) year term for such initial installations. In addition, the Company will earn profits on the sales of its products through the point-of-sale facility in the OASiS system and from the fees it receives from other device providers and training companies through the use of the inservice modules (the "Long Term US Surgical Agreement.").

     On June 30, 1998, the Company executed a letter of intent with Ad-vantagenet Inc. of Sarasota, Florida ("Ad-vantagenet"). Under the terms of the letter of intent, Ad- vantagenet assisted in the creation of version 2.0 OASiS software, including creating the art and graphics. Version 2.0 is designed to allow for more dynamic features on the system including instant updates, information-gathering and editing features. The Company chose Ad-vantagenet to complete Version 2.0 after unsatisfactory results were achieved by Gambit, Inc., d/b/a MediaWorks. The functions Ad-vantagenet incorporated into Version 2.0 include features which had been requested of MediaWorks but were not provided. The total projected cost of the Ad- vantagenet project is one-fourth of the cost which MediaWorks projected. The Company was in litigation with MediaWorks over the termination of their agreement. Subject to the successful completion of the letter of intent project with Ad-vantagenet, the Company intends to enter into a more structured, long-term agreement for further OASiS development.

     In November 1998, the Company entered into a seven (7) year collaborative agreement with Dr. William B. Saye, the Medical Director and CEO of the Advanced Laparoscopy Training Center in Marietta, Georgia ("ALTC") under which the Company acquired the "digital rights" of ALTC and the resulting amalgam as it relates to surgical education and marketing rights to the ALTC database. Under this agreement, Dr. Saye became a member of the Company's Board of Directors and agreed to act as the Medical Director of ALTC VirtualLabs. Dr. Saye is to be compensated for travel expenses and will be paid an honorarium of $2,500 per day when his services are requested by Surgical. In addition, Dr. Saye was awarded stock options to purchase up to 1,000,000 shares of the Company's Common Stock over the period, options for 300,000 of which were issued upon the execution of the agreement, and the balance of which are issuable monthly. The intention of the agreement is that any educational activity involving ALTC or Dr. Saye on the Internet or other digital presence would be the property of and under the control of Surgical. The purpose of the agreement is to shift traditional training methods in advanced surgical technique to a new distance-based approach delivered through OASiS, the Internet and emerging mediums. The goal is to educate and train a wide audience on safe and efficient surgical techniques and procedures through the expansion of the OASiS network. Dr. Saye has an existing agreement with Ethicon Endo-Surgery, a division of Ethicon, Inc., which the parties do not believe will conflict with this agreement.

     In November 1998, the Company committed to purchase twenty (20) stand alone kiosk OASiS units from Kiosk Information Systems, Inc. for a total purchase price of $133,000 plus freight charges This commitment was in the form of a purchase order from the Company. By December 31, 1998, the Company had paid $66,500 and received a partial delivery under the agreement. To date, the Company has paid approximately $97,000 and has received 18 units.

     OASiS Version 2.0 became operational at SMH in February, 1999. Surgical has outsourced Internet services to Verio, Inc. ("Verio") , a provider of Internet services such as broadband connectivity, WEB hosting solutions, virtual private networks, e-commerce and other enhanced Internet services. Verio provides OASiS with fast, reliable and secure access to the Internet via Tier 1 connectivity. In February 1999, Surgical entered into an agreement with Verio for access service at SMH. The agreement required payment of a set up fee of $60 and monthly charges of $199. Surgical is responsible for paying the monthly charges. A comparable agreement with Verio is contemplated for each hospital at which OASiS is installed.

     In February 1999, Surgical completed negotiations which had commenced in the summer of 1998 to install OASiS units in St. Francis Hospital in Trenton, New Jersey ("St. Francis Hospital") as a test site. Three units with Version 2.0 software were installed in February. The Company has an oral arrangement with St. Francis Hospital under which the hospital pays Surgical $200 per month per unit as a monthly software license fee and pays $50 per month per unit for "hot swap" maintenance service based upon a monthly invoice.

     In February 1999, the first installations under the US Surgical agreement became operational, each with Version 2.0 software. One OASiS system was installed at Atlanticare Hospital in Massachusetts and two OASiS systems were installed at Columbia Presbyterian Hospital in New York. In addition, US Surgical inservice modules were installed in the SMH system and in the system installed at St. Francis Hospital.

     The Company knows of only one other system which is designed to accumulate exposure data which is called Epinet, a single system designed to track and report bloodborne pathogen exposure in the healthcare setting. The Company believes that OASiS is the superior product and that it represents the leader in the industry at this time. The basis for this belief is that Epinet is a software only product and that the OASiS system can be adapted to accept Epinet.

Medical Products Division

     Compliance Plus(TM) is the designation under which all the Company's products are developed. The Company trademarked this term in order to indicate that the criteria used in the research and development of every Surgical product and service meets or exceeds compliance mandates set forth by the OSHA, the Centers for Disease Control and Prevention ("CDC") and other governing bodies. It is the goal of the Company to exceed existing standards in order to assume a leadership role in the area of medical prevention and safety products.

     The Compliance Plus(TM) Exposure Prevention Program includes several safety engineered products dedicated to reducing exposure and cross contamination in the operating room. These exposure prevention products are designed to maximize surgical efficiency while reducing bloodborne pathogen exposure to healthcare workers and improving patient care in a wide range of applications. The Company has already introduced the first two Compliance Plus(TM) products into the market MediSpecs Rx(TM) and SutureMate(R). These are the only two Compliance Plus(TM) products which it currently markets. Both of these products meet OSHA and CDC mandates. Additional Compliance Plus(TM) products are scheduled for release in 1999. The remainder of the proposed Compliance Plus(TM) line will be added through further in-house development and acquisitions, which are already in process.

     The Compliance Plus(TM) devices include: SutureMate(R), a patented single-patient-use surgical assist device for safe and efficient suturing; MediSpecs Rx(TM), a disposable prescription protective eyewear for healthcare workers; Prostasert(TM), a patented obstetrics/gynecology ("OB/GYN") pharmaceutical applicator; IcePak(TM), an infection control equipment kit for healthcare workers; PrepWiz(TM), a revolutionary surgical preparation and drape system (in development); and FingerSafe(TM), a multi-featured surgical thimble (in development).

     The Company believes that the use of Surgical's Compliance Plus(TM) exposure prevention strategy provides numerous direct and indirect benefits. These benefits relate to a significant reduction in bloodborne pathogen exposure from needlesticks and glove perforations, as well as improved procedural efficiency. The Company believes that prevention through the use of its products reduces expenditures in employee health post-exposure work-up and treatment, and lost employee time. The Company further believes that there are also benefits from improved employee morale, community relations, and reduced liability and workers' compensation costs.

     In January 1998, the Company executed a clinical products testing agreement with SMH for a term of five (5) years. Under the terms of the agreement, Surgical will submit ten (10) surgical and medical products to SMH for clinical testing (the "SMH Clinical Testing Agreement.") Surgical will reimburse SMH for certain designated budgeted costs and pay a fixed amount of $25,000 for each study, payable in monthly increments over the term of each study. Further, the agreement provides that Surgical is obligated to pay SMH $250,000 over the term of the agreement in the event Surgical determines not to have SMH perform the clinical testing. In addition, SMH will receive one half of one percent (.5%) of the proceeds received by the Company from the sale of the products tested. The products to be tested include SutureMate(R), MediSpecs Rx(TM), Prostasert(TM), PrepWiz(TM), FingerSafe(TM) and five (5) other products in various stages of development.

SutureMate(R)

     SutureMate(R), a patented, disposable, surgical assist device, was introduced in 1993. Its unique design facilitates the highly recommended one-handed suturing technique which is advocated by occupational safety experts. When one-handed suturing is not used, extra steps are required by the surgeon or the assistant in cutting the needle free of the suture thread and extra time and hand movements are required of the surgeon in manually adjusting needles while using a needle holder in most suturing processes. SutureMate(R) allows the surgeon to use a safer, more efficient method of surgical stitching. The product has features which include a foam needle-cushion, and a suture cutting slot.

     SutureMate(R) can be used in a wide variety of specialties, including surgery, OB/GYN, emergency room treatment, plastic surgery, podiatry and dentistry. It was designed by Dr. Swor, the Company's Chairman, who is a surgeon himself for use by surgeons and surgical assistants. The Company is not aware of any comparable product on the market. New applications for its use are being devised regularly and several variations of the original product are in development, including a laparoscopic version, for use in the fast growing field of minimally invasive surgery.

     The product acts as a needle bank for temporarily "parking" suture needles, and a cutting slot for removing the needle from the suture thread. Using the SutureMate(R) device enables the user to "free-up" the non-dominant hand to engage in additional tasks such as holding instruments and exposing tissues.

     Data from the CDC indicates that seventy-seven percent (77%) of sharps injuries are caused by suture needles. In one-third of all injuries to surgeons, the sharp instrument was re-exposed to the patient. When one-handed suturing is not used, the surgeon's non-dominant hand is particularly vulnerable. Sixty-six (66%) percent of all suture needlesticks occur to the first two fingers of the non-dominant hand. This is where SutureMate(R)'s application is most significant.

     Clinical data suggests that SutureMate(R) dramatically decreases needlestick injuries and other exposures such as glove perforations. The cutting slot feature enables the user to efficiently remove the needle from the suture thread without the need for an assistant, and with greater efficiency than traditional methods.

     SutureMate(R) has been cited by safety advocates and infection control specialists in several publications and manuals. A study from Canada by Drs. Bebbington and Treissman was published in the October 1996 issue of the American Journal of Obstetrics and Gynecology, Volume 175, No. 1, Part I. This study was supported by the Company. The study concluded that there was a 71% reduction in glove perforations when SutureMate(R)n was used and stated that the "surgical assist device [SutureMate(R)] appeared to be useful in decreasing glove perforations regardless of the degree of training and expertise of the operator." The study concluded that the "use of this device significantly reduced the number of glove perforations that occurred during vaginal repair after delivery. Therefore it can be of benefit to the safety of operators during an all-too-frequent procedure in obstetrics. This is especially true when universal precautions are being advocated for all patients. A decrease in glove perforations deceases the exposure to potential pathogens." The study did state that the reduction in glove perforations may not have been exclusively related to the use of the device.

     The need for sharps management in surgery has generated a number of articles. In an article by Dr. Mark Davis which was published in the April 1995 issue of Infection Control & Sterilization Technology, Volume 1, No. 1, Dr. Davis stated that "most percutaneous injuries can be prevented by the use of currently available safety-engineered devices and by the application of known safety protocols and techniques...Other techniques such as double gloving and suturing with a device requiring one hand, offers some protection against the growing threat of HIV, and hepatitis B and C. The one-handed suturing device discussed in the article is SutureMate(R) which was being evaluated by the surgical and OB/GYN staff at Dr. Davis' institution. Dr. Davis served on the Scientific Advisory Board of the Company.

     SutureMate(R) research findings have been presented to several major medical organizations including: the American College of Surgeons and Center of Disease Control and Prevention ("CDC") at a joint meeting on the prevention of bloodborne pathogens in surgery and obstetrics which was held in Atlanta, Georgia in February 1994 (the "February 1994 Conference"); at the annual meeting of the Society of Hospital Epidemiologist of America in Santa Clara, California in March 1994; at the annual meeting of the Association of Surgical Technologists in Atlanta, Georgia in May 1995; at the annual meeting of the Society of Perinatal Obstetricians in Vancouver, Canada in February 1996; at the annual meeting of the Association of Surgical Technologists in Atlanta, Georgia in June 1996 and at the annual meeting of the ACORN in Atlanta, Georgia in April 1997.

     The February 1994 Conference was the first joint conference of the American College of Surgeons and the CDC. Donna J. Haiduven, an infection control specialist and a member of the Company's Scientific Advisory Board, and Dr. Maria D. Allo of Santa Clara Valley Medical Center presenting an abstract entitled "Evaluation of a one-handed surgical suturing device to decrease intraoperative needlestick injuries and glove perforations." The study concluded that the "[u]se of "Suture Mate" facilitates one-handed suturing technique, resulting in less likelihood of glove perforations and intra-operative needlestick injuries" and "[t]he "Suture Mate" device obviates the need for two-handed suturing and provides a safe place to "bank" needles on the surgical field."

     The use of SutureMate(R) eliminates the need for the more expensive "control release-type" sutures. By virtue of improved surgical safety efficiency, the Company believes that the patient will experience significant savings through reduced anesthesia and operating room time. In addition, the Company believes that this product reduces cross contamination which can save expenses related to surgical wound infection.

     SutureMate(R) has recently been re-released. The product has been re-engineered and updated after feedback from over 4,000 surgeons and surgical technologists who have used or reviewed the product since its inception. As a result of the re-design, the Company believes that there will be new clinical advantages and that the product can be produced at a significantly lower manufacturing cost. These beliefs are based on the fact that the re-design includes a tent- like configuration with a hidden cutting device contained between the adhesive base and the holding device. This allows the surgeon to separate the needle from the suture without a scrub nurse intervening with a scissor. The cost reduction will result from the fact that the original version cost approximately $6.00 per unit while the new version costs approximately $1.50 per unit including packaging and sterilization and can be marketed in the $5 to $6 range which is more in keeping with pricing for a disposable product.

     Currently, the re-designed SutureMate(R) is manufactured by the Hansen Plastic Division of Tuthill Corporation at their plant located in Clearwater, Florida ("Tuthill"). Tuthill manufactures each non-sterile unit at a cost of $.902 per unit. The non-sterile product is then shipped to Gamma Services, Inc. in Lakeland, Florida for sterilization. The cost per unit for the sterilization process is $.172. This results in a total cost per unit of $1.074. The Company currently is considering other manufacturing sources.

MediSpecs Rx(TM)

     MediSpecs Rx(TM) is a prescription protective eyewear which Surgical co-developed for use in the operating room and related areas. The Company has an exclusive, renewable 5-year, distribution agreement which covers the United

States with Morrison International, Inc., a Pennsylvania corporation with its principal place of business in Sarasota, Florida ("Morrison"). The initial term expires in September 2000. Under the terms of the agreement with Morrison executed in September, 1996, the Company has the right to purchase, promote, resell and distribute Morrison's trademarked glasses under the Company's private label trademark, MediSpecs Rx(TM). The price for the product is fixed for the initial five-year term and requires minimum purchases which are scaled over the first five-year period from 2,750 units the first year to 56,000 the fifth year. Under the agreement, the Company its entitled to distribute the product either directly or through other dealers.

     MediSpecs Rx(TM) are featherweight prescription glasses with OSHArecommended protective side shields. A proprietary manufacturing and assembling process minimizes the cost of production and allows healthcare workers to purchase prescription protective eyeglasses for dedicated use in an occupational setting. The Company believes that users will purchase multiple pairs of glasses. It is anticipated that each pair will have an average life of approximately 50-100 uses. While an average pair of prescription eyeglasses costs over $150, MediSpecs Rx(TM) glasses are being sold for approximately $25 a pair and can be ordered by mail. The cost to the Company under the Morrison agreement is $6.98 per pair.

     MediSpecs Rx(TM) glasses protect against splashing of blood and bodily fluids into the user's eyes, thus further reducing exposure risk. Medi-Specs Rx(TM) are ultra lightweight, making it unnecessary to the user to wear the more cumbersome Eyewear currently available for eye protection.

     In August 1997, the Company entered into a distribution agreement for the sale of MediSpecs Rx(TM) in the State of Florida. This agreement is with Hospital News, a Florida corporation with its principal place of business in Tampa, Florida ("Hospital News"). SMH and Doctors Hospital of Sarasota are excluded from the agreement and remain under the distributorship of the Company. The initial term of the Hospital News agreement was through December 1997, and is renewable by the parties for successive one (1) year periods. The price for the product is fixed for the initial term at $12.95 per pair and requires minimum purchases which are scaled over the first six (6) months from 0 units the first month to 800 the sixth month. Under the agreement, Hospital News its entitled to distribute the product either directly or through other dealers. Although Hospital News has not meet its quota to date, the Company has elected to extend this arrangement for an additional one (1) year period.

     Due to the price at which MediSpecs Rx(TM) may be offered to users and the prevention of cross-case contamination, the Company believes that there is a large international market available for the use of this product. The basis for this belief is because it is low cost prescription eyewear which can be assembled on site from low costs kits. The international market is estimated at 150% of the domestic market.

Prostasert(TM)

     Prostasert(TM) , originally named LaborMate, is a patented, disposable, obstetrical/gynecological specialty device with many potential uses, including use for patients undergoing the induction of labor. The product provides a vaginal application of a precise dosage of pharmaceutical gel which is designed to shorten and improve the labor and delivery process. Although simple in design, the Company believes that Prostasert(TM) is unique in that it differs from its competitors by allowing for a more site-specific application and improved maintenance of the pharmaceutical gel used. Prostasert(TM), a FDA listed device, is a specially designed medication delivery and maintenance system which allows a physician to deliver the proper dosage and maintain that dosage precisely. With over four (4) million births annually in the United States alone, the Company estimates the potential market for obstetrical use of this product to be approximately 200,000 to 400,000 cases annually. These estimates are based on the fact that 10% to 20% of the four (4) million births annually are induced (labor stimulated medically) and such numbers of induced births is increasing because of the lower risks and patient/doctor convenience factors. Alternate uses and other applications for this product are under development including treatment for cervical infections and PAP smear abnormalities for which the market is estimated to be 1,000,000 cases per year.

     No FDA clearance was needed for this product because it is assembled from FDA approved parts. The product was listed by the FDA in June 1994. Prostasert(TM) was approved for clinical research by the Institutional Review Board of the SMH where it has been undergoing clinical trials for the past three
(3) to four (4) years to document the clinical usefulness of the product. Once such trials are completed and provided additional funding is available (of which there can be no assurance), the Company intends to make final engineering adjustments and then commence manufacturing for initial market entry in the United States by the end of 1999. The Company is seeking a distribution outlet while the additional clinical trials are developed.

Icepak(TM)

     The Company is researching patent protection for this specialty product and its accessory components. This product is a belt which is designed to carry various infection control-related products providing healthcare workers with easy access to personal protective supplies. The belt itself is a durable, reusable product with consumable supplies attached. The Company intends to market and sell this product primarily through catalogs, with a focus on distribution to nurses. The Company is in the process of developing arrangements with suppliers of the consumable supplies to be used in the belt. A prototype has been manufactured and the product is expected to enter the market before the end of calendar 1999 if the required agreements with potential manufacturers/suppliers have been completed and if additional funding is available (of which there can be no assurance). There is no requirement for regulatory approval of this product.

Research and Development

     The Company engages in extensive research and development of new medical technology. Many product concepts and partially developed designs have been accumulated from internal and external sources. As funding becomes available, of which there can be no assurance, new products will be brought through the development process. Initial products in development include:

     RD91862:  PrepWiz(TM):  This  is  a  multiple  product  for  preparing  the patient's surgical site. The Company anticipates that this product will potentially solve major efficiency, costs and safety problems. The Company currently plans to co-develop this product line with a major medical manufacturer and subsequently license it for sales and distribution. Currently, pattern designs are in process and the Company expects to receive non-sterile samples for evaluation by October 30, 1998. The samples will be provided to a contract converter who will produce non-sterile disposable samples to be used in finalization of the design.

     RD121096: Finger-Safe(TM) Surgical Thimble: The Company is seeking patent protection on this fingertip protection device. It is expected that this product can be added to the Compliance Plus(TM) product line in the event that Company secures additional capital, of which there can be no assurance. This product is used much like a thimble for sewing, but has special features that facilitate the suturing technique and also has special safety features and a storage component. The product is designed to reduce further the risk of needlesticks and glove perforations to the non-dominant hand.

     Both RD91862 and RD121096 require regulatory approval from the FDA. PrepWiz(TM) is in the development phase and no application under 501(K) will be undertaken until final designs and approvals have been executed. Finger-Safe(TM) Surgical Thimble is on the shelf and no development activity is currently underway.

Advanced Surgical Techniques

     The Company has several products in development that are designed to contribute to the rapidly growing market of "minimally invasive" surgery with increasing emphasis on small incisions, laparoscopy, laser treatment, and more efficient post-surgery convalescence. The Company believes that there is a significant demand for improved technology to facilitate these newly developed procedures. The Company has several concepts and projects in development related to this type of surgery, and many of the new product ideas presented to the Medical Products Consultation Division by third parties are included in this group.


Medical Consultation Division

     The Medical Consultation Division provides consulting services to individual inventors on a fee basis. Currently Dr. Swor, Mr. Clark and Mr. Stuart, a Director of the Company, provide such services depending upon the type of expertise required. The principal function of the division is to find new ideas and potential products which compliment the Company's product mix.

     This division has been retained to conduct several research evaluations of various proprietary medical products and has completed two such projects, one for London International U.S. Holdings, Inc. (a study to determine the spermicidal activity of several concentrations of nonoxynol-9 lubricated condom products) and another for Purely Cotton (a study of a tissue made from cotton rather than paper to determine whether the product was less irritating to people with chronic skin conditions). Based upon the initial evaluation of these products, the Company believes that one or more could be very successful and lead to additional business for the Company.

Business Strategy

     The Company's business strategy, which is dependent upon its obtaining sufficient additional financing with which to enhance the commercialization of existing and future products of the Compliance Plus(TM) exposure prevention and surgical efficiency product line and the OASiS information system (of which there is no assurance), is to provide innovative products and services which create and maintain a safe surgical environment for medical and hospital staff, healthcare workers and patients, as well as to enhance the level of surgical care available to patients. The Company's revenues are based upon lease payments from its Data Systems Division, sale of its products and distribution fees from the Medical Products Division and consulting fees earned by the Medical Consultation Division. The Company's revenues are dependent on the volume of sales from its products.

     Revenues from sales are recognized in the period in which sales are made. The Company's gross profit margin will be determined in part by its ability to estimate and control direct costs of manufacturing and its ability to incorporate such costs in the price charged to clients.

     The Company's objective is to become a dominant provider of medical devices and systems which improve occupational safety, advance surgical techniques and provide greater efficiency. To achieve this objective, and assuming that sufficient operating capital becomes available, the Company intends to:

(i) develop international distribution channels and co-marketing alliances for the Company's products and services; (ii) continue research and development and acquisitions of synergistic products and software programs; and (iii) frequently fine tune market strategies based upon ongoing evaluations of customer needs, capital budgeting opportunities and market economy fluctuations.

     Management believes that Surgical is posed to lead in the ever developing surgical and medical safety market and plans to capitalize on the opportunity while providing significant benefits to its customers and improving overall patient care. Management expects, in the event Surgical continues to achieve product acceptance, to increase the Company's market penetration through additional acquisitions and potential merger opportunities with appropriate bases of business development. However, such expansion presents certain challenges and risks and there could be no assurance that Surgical, even if it were successful in acquiring other bases of business development, would be successful in profitably penetrating these potential markets.

Sales and Marketing

     The following discussion of the medical industry, as it relates to the Company's objectives, is of course pertinent only if the Company is successful in obtaining sufficient debt and/or equity financing to commercialize its existing products and OASiS, to add additional key personnel and to supplement new product and software program development. In addition, the Company must be able to generate significant profits from operations (which are not expected in the foreseeable future) and/or additional financing to continue expanding the business and/or to fund the anticipated growth, assuming Surgical's proposed expanded business is successful. There can be no assurance such financing can be obtained or that the Company's proposed expanded business will be successful.

Background

     According to the World Health Organization, forty (40) million people will be infected with HIV by the year 2000. There are nearly ten (10) million people worldwide currently infected, including close to one (1) million children. Over four (4) million Americans carry the HIV virus. Approximately ten percent (10%) of individuals will contract this very serious illness when exposed by way of a sharps injury.

     Auto Immune Deficiency Syndrome ("AIDS") is now the top killer of men age 17 to 54 in the United States. The CDC and the National Institutes of Health
("NIH") have focused a great deal of effort and research into improving occupational safety and decreasing the risk of bloodborne pathogens in the healthcare setting. The American Hospital Association reports that needlestick injuries are the most common injury to healthcare workers and represent the greatest risk of occupational exposure to AIDS, Hepatitis, and other viral diseases. There are over two (2) dozen diseases that have been involved in documented transmission by way of exposure. Over one and a quarter million (1,250,000) Americans have chronic Hepatitis B and when their blood is exposed to a healthcare worker's intact skin, the transmission rate is thirty percent (30%). Since operating room personnel and surgeons are in particular high risk categories, the Company has committed itself to developing products and techniques to decrease the potential for deadly viral transmission to and from healthcare workers and patients.

Market Overview, Size and Occupational Safety

     Healthcare workers need secure and safe working conditions as much as life's other necessities. Surgical seeks to provide solutions to meet that need in the critical care setting. Value is built into Surgical's products by reducing costs of inefficient surgery, occupational exposures and patient risks. Exposure to bloodborne diseases occurs in up to fifty percent (50%) of surgical cases, with needlesticks and other sharps injuries magnifying the risk. Up to 75% of sharps injuries in the operating room are related to suturing. Currently used safety measures are inadequate, with an unbelievable 23% exposure rate documented even in known or suspected HIV cases. Hepatitis C is a new, incurable threat and HIV is now the number one cause of death in 25 to 44 year-olds in the United States. Significant resources are devoted to occupational risks, with over $3 billion expended annually in the United States on sharps injuries and bloodborne exposures. According to the Canadian Medical Association Journal, treating one HIV-infected healthcare worker may cost in excess of $500,000. In addition to the risk of exposure, significant pressures have been made to reduce costs in surgery and in critical care units.

     With the increased prevalence of HIV, hepatitis and other deadly diseases, OSHA has set increasingly strong standards. Despite the standard use of protective gloves and clothing, operating room personnel and surgeons are at a particularly high risk. According the United States Department of Health and Human Services, healthcare workers contract more than 15,000 bloodborne infections from occupational exposure per year, resulting in 300 deaths and thousands of illnesses. Surgical wound infections are relatively common and result in increased costs, longer hospital stays and increased morbidity in patients. A Yale University study found that visible contact with patient's blood occurred in 63% of surgical cases and sharps injury rates range from 7% to 50%, depending on the type of case. At current rates, researchers from major medical institutions have estimated the lifetime career risk of occupational HIV infractions for surgeons as high as 20%, depending on the patient population. Despite this data, HIV is overshadowed by Hepatis B and C which are 100 times more infective.

     Due to increased awareness of these problems, there has been a movement from healthcare workers themselves for facilities to provide adequate protection and safety engineered technology. Hospitals also benefit from improved technology and can significantly decrease post-exposure follow-up and treatment.

     A large body of research and statistical evidence has been accumulated over the last ten (10) years regarding the significant risk of bloodborne disease to healthcare workers. Similar kinds of risks exist regarding the transmission of disease from health workers to patients. Since the AIDS virus was discovered and blood testing became available in 1985, even greater awareness has been focused on these problems. The Company has focused its efforts on identifying occupational risks in the healthcare industry and seeking to provide solutions to various problems regarding these risks.

     As noted, the bloodborne pathogens which have received the most attention are AIDS and Hepatitis. There are an estimated ten (10) million people infected with the AIDS virus worldwide, and because of the nature of the disease, it is impossible to determine infected individuals with certainty, even with blood tests. Hepatitis is even more widespread and, according to medical experts, much more contagious. These diseases and others are transmitted by contact with blood or bodily fluids and reports of infection through needlesticks, sharps injuries, and skin to skin contact are accumulating. The American Hospital Association, in 1992, reported over 800,000 occupational needlestick injuries in the United States each year, and estimated that approximately 16,000 were contaminated by HIV. They also estimated that as many as 60 healthcare workers may become infected annually with HIV as a result of occupational exposure. There have been estimates as high as 12,000 Hepatitis B infections annually to healthcare workers. A newer form of Hepatitis, Hepatitis C, is rapidly becoming even more important and more serious.

     OSHA now has strict guidelines for personal protective equipment, such as gloves, gowns, and eye wear. However, with a reported rate of glove perforation in surgery of up to 50%, sharps injuries of up to 25% and concerns regarding the prevention of bloodborne pathogen transmission, healthcare professionals, workers and patients are requesting more protection. Most professionals agree that many sharps injuries in surgery are preventable with changes in techniques and the use of new devices and protective equipment.

     The cost of these types of exposures is also a significant factor in the Company's business. The direct financial burden that facilities bear for medical evaluation and follow-up after a single needlestick injury is estimated to be $200 to $1,300 ($3 billion in the United States as reported in Nursing Economics, Vol. 12, No. 4, pp. 208-214 (1994) based upon 1987 date regarding the cost of diagnosis and treatment of needlestick injuries in the United States). According to the United States Department of Health and Human Services, the average cost of treating an accidental needlestick is $1,300. These costs do not include factors such as worker's lost time and potential liability litigation. This figure does not include indirect costs such as time lost from work, medical expense and potential liability loss. With annual expenditures in the United States on medical and surgical supplies estimated by current medical journals at more than $6 billion annually, there would appear to be a large budget for safety-related products. Surprisingly, there have been few significant advances in new technology regarding bloodborne pathogens. The Company is focusing its research and development efforts directly on improvements in this area with operating room, infection control, and personal safety equipment product lines.

     The Company's initial product, SutureMate(R) was designed primarily to reduce the risk of needlestick and glove perforation during suturing. Infection can also be transmitted by skin to skin (mucocutaneous) contact, and the Company's Infection Control Equipment Pack (IcePak(TM)) product was developed from the need to reduce this hazard. Customer demand for the Company's' products and services is expected to be stimulated further by recent scientific data suggesting that the risks related to these hazards were originally underestimated. In addition, new serious viral diseases are discovered regularly.

     With an estimated 25 million surgical procedures and 4 million births annually in the United States alone, and a fertile international market as well, the Company is focused upon the development of innovative protective equipment, efficiency related instruments, and cost efficient supplies for furthering the concept for cost conscious safety in healthcare.

     Hospitals are under increasing pressure to evaluate and adopt the use of safety- related technology, especially with regards to sharps injuries. New regulations, hospital policies, and federal guidelines will encourage any efficient means of improving safety, especially with regard to HIV transmission. Because of the size and demands of these markets, the Company believes that this is an area of potentially significant growth if it can continue to strengthen the market niche is has created.

Markets

     The primary medical industry markets include hospitals, healthcare facilities, surgeons, nurses, technologists in procedure-oriented specialties, including obstetricians, dentists, emergency room personnel and other medical professionals.

     The potential global market for Surgical's products (devices and information systems) is estimated at over $1.3 billion. This data was presented in an article written by Dr. Swor which appeared in Surgical Technology International, Vol. II were Dr. Swor was referencing an article from the Florida Healthcare Report and Hospital News which appeared in December 1997.

     The initial target market areas for the product side of the Company's business are in the major metropolitan centers in the United States and abroad that presently have large teaching programs, higher disease prevalence and acute problem awareness. Entry into these target areas is expected by the Company to significantly ease general market penetration.

     The Company plans to continue to export its products worldwide to markets including Europe, South America and Asia, the Middle East and the Pacific Rim. Previously it had exclusive distributorship agreements with Johnson & Johnson Medical Pty. Ltd. with respect to the territories of Australia, New Zealand, Papua, New Guinea and Fiji, with Medicor Corp. with respect to the Netherlands and with ISC Group with respect to Saudi Arabia and the so- called GCC Nations which expired principally due to the Company's financial inability to sustain sufficient levels of production under prior manufacturing arrangement. Although technically in force, the agreement with Noesis relative to Europe is inactive. The Company believes that it will be able to reactivate these distribution arrangements with the re-designed SutureMate(R) under the manufacturing arrangement with Tuthill or other suitable suppliers under consideration, provided additional funding is available to Company to manufacturer adequate inventory. The basis of this belief is that initial marketing efforts were thwarted by the high manufacturers suggested retail price and in discussions with one of these distributors, it has been indicated that such distributor would reinstate its agreement when adequate inventory is available. There can be no assurance that such distribution arrangements can be re-established nor that there will additional funding available to the Company.

     OASiS has been foundationally designed to accept multi-lingual applications. The Company expects that this will not only facilitate acceptance in the cosmopolitan markets within the United States, but also will enable instant adaptations to international markets which traditionally follow the United States leadership in developments of safety and exposure guidelines.

     A major portion of the safety products and services currently ready for marketing by the Company including both device and information services are unique and are without apparent competition by design since they were specified and designed by the Company to create previously unavailable products and services. In most cases, Surgical's state-of-the-art products, techniques and services position the Company as a pioneer in new markets. This is a direct result of the Company election to avoid the typical commodity sales of gloves, gowns, shields, and other products of that type and to focus on innovative, safety related products such as SutureMate(R), which was the first device of its kind to provide for lower risk, one-handed suturing.

     The market for Surgical's products is divided into three (3) segments: end users, healthcare risk managers and medical-related companies.

     The primary end user market for the products and services of Surgical include 8,000 hospitals, 100,000 surgeons and over 1,000,000 surgical nurses and technologists. Secondary end user markets include out-patient clinics, dental offices, emergency medical services, fire and rescue organizations, medical offices and laboratories. This segment of the Company's market will be the ultimate user of both the medical devices and OASiS and it is particularly defined by the need for protection against bloodborne diseases from body fluids and sharps injuries, such as needlesticks.

     The healthcare risk manager market is defined by similar statistics as the end user market. The major difference is that this segment is represented at an administrative level. Additionally, it encompasses insurance companies and other parties interested in capturing safety and occupational injury data. This segment of the market focuses on ensuring a safer, more efficient workplace for the healthcare worker and in obtaining previously unavailable information about actual occurrences of bloodborne pathogen exposure and the management thereof.

     The market segment for medical-related companies consists of approximately 11,600 medical device manufacturers, 360 pharmaceutical companies and 1,260 training and educational organizations. The Company believes that this is a significant segment for them for three reasons. First, these companies will be enlisted as content providers (a content provider supplies OASiS with device information and other educational components)("Content Providers"). Content Providers are potential customers for the Company because they pay a reoccurring fee to broadcast their information on OASiS. Secondly, this market segment is desirous of the data collected by OASiS as it relates to the information surrounding exposure occurrences. The Company already has received requests for access to this (yet-to-be collected) data. The third reason the Company believes this segment to be significant is that these companies are a key component to the Company's sales strategy for its medical devices. The Company anticipates that it may develop a relationship with a strategic partner based on the integration of OASiS and the Company's Compliance Plus(TM) line of products.

     The Company believes that the criteria for an appropriate strategic partner for an alliance with the Company would have a worldwide presence, maintain a dedicated, highly trained sales force with access to the operating room, be a respected and acknowledged leader in the industry, be among the Fortune 500 companies or equivalent and have an interest in diversification of its existing product lines. In this regard, the Company believes that its proposes long term arrangement with US Surgical establishes a strategic alliance with a company which meets these criteria.

Distribution of Products

     SutureMate(R), MediSpecs Rx(TM) and OASiS are currently the Company's only products in the marketplace. With reference to such products, the Company has entered into a number of agreements regarding their distribution.

     In December 1994, the Company entered into a distributorship agreement for a period of one (1) year with ISC Group, a corporation organized under the laws of the country of Saudi Arabia, for the exclusive right to purchase, inventory, promote and re-sell SutureMate(R) in Saudi Arabia and the GCC Nations. An initial order was placed and shipped.

     In March 1995, the Company entered into a distribution agreement with Medicor Corporation for the exclusive right to purchase and sell SutureMate(R) in the Netherlands. An initial order was shipped pursuant to this agreement in April 1995. The agreement had no term and the parties were awaiting evaluation of the product in the marketplace.

     In April 1995, the Company entered into a distributorship agreement with Johnson & Johnson Medical Pty. Ltd. ("J&J") to exclusively sell SutureMate(R) in Australia, New Zealand, Papua, New Guinea and Fiji. An initial order was placed. Under the terms of the agreement, J&J had no sales quota for the first ninety
(90) days and the parties were to agree by July 1995 as to the sales quota for the remaining term. J&J had a right to terminate this agreement on sixty (60) days notice.

     ISC Group, Medicor Corporation and Johnson & Johnson Medical Pty., Ltd. are not currently distributing Surgical's product. The Company has not actively pursued additional business from these companies since it has placed such business on hold pending further developments in the Company. The Company believes that it can reinstate these agreements at any time and has discussed reinstatement with one of these former distributors which advised that the agreement can be reinstated when adequate inventory is available. However, since each of these companies distribute many other products, there can be no assurance that they will agree to distribute SutureMate(R) at such time as the Company is ready for such additional distribution. Further, although the Company currently plans to proceed with attempting to re-establish these relationship at such time as the Company has sufficient funding to fully supply the re-engineered SutureMate(R), there can be no assurance that such funding will be available to it.

     In December 1996, the Company entered into an exclusive distribution agreement with Noesis Capital Corporation ("Noesis"), a Florida corporation, for a term of seven (7) years for the European market under which Noesis was to recruit, hire and train European master distributors and distributor/dealer networks throughout the Continent for sales of SutureMate(R). Under the terms of the agreement, the parties were to set minimum annual quantities which had to be sold. The price per unit to Noesis was set at the greater of $1.50 or, in the event of a cost increased to the Company for manufacturing, 150% of the Company's revised cost. Although still technically in force, this contract is not currently active and has been placed on hold by the Company pending further developments, including the availability of the re-designed SutureMate(R) currently being manufactured by Tuthill.

     In July 1997, the Company entered into a distribution agreement with Hospital News of Florida, a Florida corporation ("HNF"). Pursuant to this agreement, HNF was granted the exclusive distributorship of the MediSpecs Rx(TM) eyewear in the State of Florida. SMH was specifically excluded from this agreement. The original agreement was to terminate on December 31, 1997, but could be renewed if the parties so agreed for successive one (1) year periods. The price of each pair of eyewear was set at $19.95 plus $4.95 for shipping and handling. The Company agreed to pay HNF $7.00 for each pair sold and no commission was due to HNF for any subsequent re-orders from an existing customer. The agreement required HNF to generate 800 orders by December 1997. HNF was responsible for soliciting, collecting and delivering completed order forms on the form designated by the Company. Although HNF did not achieve its initial quota, the Company has elected to extend this arrangement.

     In February 1998, the Company executed a Letter of Intent with United States Surgical Corporation ("U S Surgical"). Pursuant to such letter, U S Surgical stated that, after investigation of the Company, it intends to pursue a joint venture or equity buy-in relationship, subject to due diligence review. Part of such due diligence review was to be observation of the healthcare workers' reactions to the OASiS presentation at the AORN 1998 meeting. The Company granted U S Surgical status as a Charter Sponsor of OASiS and a 33% discount off the proposed retail value of services provided at the AORN meeting. OASiS accounted for over 21% of all leaded generated by US Surgical at AORN meeting.

     In July 1998, the parties agreed to the terms of a long term relationship subject to execution of a contract which occurred on October 28, 1998. Under the terms of the executed agreement, US Surgical will arrange for the installation of ten (10) OASiS systems in hospital facilities which US Surgical defines as "Centers of Excellence", including initially Harvard and Yale. US Surgical continues to change the centers and as of this date, Harvard will be replaced with Northwestern University Medical Center. Each system will include thirty
(30) inservice training modules with US Surgical products. In addition, the Company is permitted to include modules for other manufacturers subject to the approval of US Surgical. Following an initial nine (9) month trial at each of these facilities and subject to satisfactory performance by the system and the technical support group, US Surgical has the right to have additional systems installed in other healthcare facilities nationwide. US Surgical will finance the development and installation of the ten (10) systems. No decision has been made as to which party will pay for the additional installations which US Surgical elects to have installed. In the event the Company is required to pay, additional financing may be required from outside sources, the securing of which cannot be assured. The Company will receive a fee in the amount of $36,000 for the initial ten (10) installations during the testing period and a fee in the amount of $108,000 for the balance of a three (3) year term for such initial installations. In addition, the Company will earn profits on the sales of its products through the point-of-sale facility in the OASiS system and from the fees it receives from other device providers and training companies through the use of the inservice modules.

Methods of Distribution

     Whether or not the Company is successful in raising additional capital (of which there can be no assurance), in the event that Surgical is successful in completing the alliance with US Surgical, the Company intents to provide sales support to such partner. The partner will manage the primary sales functions with the Company acting as an additional resource for sales support. As to the OASiS system, Surgical and its strategic partner will complete a site survey for each customer facility. As currently structured, in the event that a final contract cannot be completed with US Surgical, the Company will seek another strategic partner for these functions. Surgical will coordinate the necessary follow-through with the Integration Specialist.

     Until such time as the US Surgical contract is executed or the Company establishes such alliance with another strategic partner, Surgical will continue to rely on a significant database and network of consultants, international business contacts, researchers, medical advisors and potential distributors, suppliers and manufacturers for sales of its products. The Company has accumulated over 3,000 sales leads and customer contacts, with a majority being United States based surgeons and operating room technologists. The Company will continue to sell its products direct to hospitals and other medical care providers.

     In addition to sales by distributors, the Company also solicits orders through direct mail sales, trade publications and advertising by targeting specific market groups. Since joining the Company, Mr. Clark has begun an active campaign to establish repeat markets for Surgical's products. Customer follow-up is currently handled by in-house sales staff of which there are five (5). Orders obtained can be shipped from in-house inventory or warehousing arrangements. The Company has the original SutureMate(R) and MediSpecs Rx(TM) in stock and is finalizing manufacturing, sterilization and inspection procedures for the re-designed SutureMate(R) so that inventory can be established. Customers may return defective merchandise for a full refund, credit or replacement. In recent years, such returns have been insignificant.

Status of Publicly Announced Products and Services

     Based upon feedback from surgeons and operating room technologists since the introduction of SutureMate(R) in 1993, this product has been re-engineered and is currently readied for distribution, subject to the availability of additional funding, of which there can be no assurance. The original SutureMate(R) is available and on the market. The Company is seeking additional distribution channels for this product.

     MediSpecs Rx(TM) currently is available and on the market. The Company is seeking additional distribution channels for this product.

     Once trials are completed and subject to the availability of additional funding, the Company intends to make final engineering adjustments to Prostasert(TM) and then commence manufacturing for initial market entry in the United States by the end of 1999.

     The OASiS system is fully operational at its initial sight at SMH in Sarasota, Florida and the Company is ready for additional installations at other locations, including the ten (10) Centers of Excellence which are part of the US Surgical arrangement. Version 2.0 will be installed at the US Surgical sites and is in final stages of test trials.

     A prototype of IcePak(TM) has been manufactured and the product is expected to enter the market before the end of calendar 1999 if the required agreements with potential manufacturers/suppliers have been completed and additional funding is available.

Competition

     There is intense competition in the markets in which the Company engages in business. However, the Company believes that there is relatively little competition for its products at this time.

     Notwithstanding its innovative product line, there are many major companies which could compete with the Company due to their size and market share in the medical products area. These include such companies as U S Surgical, Ethicon, Inc. ("Ethicon"), a Johnson & Johnson subsidiary and Sherwood-Davis & Geck, a division of American Home Products Corporation, all of which have a wider range of other medical products and dominate much of the markets for these other products. These companies focus on sutures and related suturing devices. Traditionally such companies have not focused on safety related products but they are now modifying the design of some sutures to reduce needlesticks. Several medical products firms, including Johnson & Johnson and Graphics Controls, Inc. ("Graphics Control") have operations in the surgical safety product niche. Graphics Control sells approximately 50% of all safety devices to the medical industry. The Company believes that these major companies will continue their efforts to develop and market competitive devices. It is for this reason that the Company has sought to align itself with a strategic partner and has entered into the letter of intent with U S Surgical.

     A major purveyor of safety devices is Devon Industries ("Devon") which commands about 75% of this market. Devon's product line includes approximately one hundred "me-too" type products, that is products designed to copy or which copy products already in the market. Specialized Health Products International, Inc. ("SHPI") designs and develops products to minimize the risk of accidental needlesticks in order to reduce the spread of bloodborne diseases in heathcare workers. SHPI's strategy to is become a single source provider for needle protection devices. Many other device companies market these same products with only slight variations. However, the Company believes that one of the major pitfalls with these types of companies is that they have no distinctive new product concepts to distinguish themselves from other companies in their industry. The Company believes that its product line does distinguish Surgical from other medical device providers. For example: (1) SutureMate(R) is the only device of its kind which allows for one-handed suturing and its tent-like configuration combined with the adhesive backing and the hidden cutting device separates it from all competitive products; and (2) MediSpecs Rx(TM) is the only low-cost, ultra-light prescriptive eyewear specifically designed to protect against splashing blood and bodily fluids.

     There is intense competition in sales of products for use in gynocological, spinal, vascular, cardiovascular, interventional cardiology, breast biopsy, urologic, orthopedic and oncological procedures. A broad range of companies presently offer products or are developing products for the use in such procedures. Many of these companies have significantly greater capital than the Company and are expected to devote substantial resources to the development of newer technologies which would be competitive with products which the Company may offer. There are also a number of smaller companies which offer such products which present additional competition.

     Many of the large chemical companies market solvents that are claimed to be useful as a barrier protection to bloodborne pathogen infection. Some of these companies are being scrutinized by the FDA because of a lack of proper clinical research and statistics to substantiate barrier effectiveness.

     The market for products for minimally invasive surgery is highly competitive. The Company believes if it enters this market that it could gain a significant share of the market as the result of its innovative efforts and superior products. This is principally due to the Company's involvement with Dr. Saye and the ALTC which is currently training surgeons in advanced laparoscopic surgery since it is felt that if the Company develops a suitable product, it could be incorporated into this training program. Ethicon, through a division known as Ethicon Endo-Surgery, markets a line of endoscopic instruments directly competitive with the Company's proposed products and this company would be Surgical's principal competitor in minimally invasive surgery. Ethicon Endo-Surgery has an agreement with Dr. Saye. However, Dr. Saye's agreement with the Company specifically provides that it will not compete with the Ethicon agreement. The Company believes that Ethicon devotes considerable resources to research and development and sales efforts in this field. Numerous other companies manufacture and distribute single use endoscopic instruments. In addition, Richard Wolf Medical Instruments Corp. (a subsidiary of Richard Wolf,
GmbH) and Karl Storz Endoscopy-America, Inc. (a subsidiary of Karl Storz, GmbH), would compete directly with the Company in this area.

     Surgical faces competition in its data service line by a system developed by the University of Virginia and promoted by the International Healthcare Worker Safety Center. Designated EpiNet, this is a single system designed to track and report bloodborne pathogen exposures in the healthcare setting. It is installed in approximately seventy (70) healthcare facilities; however, Company research indicates that EpiNet is actually used in only a fraction of those facilities. This research was assembled by interviewing healthcare workers who were users of the system at the American College of Surgeons annual meeting and by interviews with members of the Medical Advisory Panel who are familiar with the system. This system has been analyzed by infection and systems control experts and has been found to be "non-user friendly". That is because it is a DOS based systems which requires a sophisticated user, it is limited to bloodborne pathogen programs and content, it requires keyboard interface and is research based rather than user information based. Although this system has been available for several years, it has not achieved large market acceptance most likely because of the characteristics which make it "non-user friendly". The Company is encouraged by the fact that EpiNet has been installed in so many facilities as evidence that computer aided reporting and services are desired by the healthcare community and notwithstanding EpiNet's failure to gain large market acceptance, believes that the Company's OASiS system could find greater acceptance because of its ease of use due to the touch access concept and the broader availability of information which OASiS can provide on site.

     There are approximately two hundred (200) companies with at least some products designed to facilitate healthcare training. With a technology shift toward computer based training ("CBT"), this market is undergoing some redefinition. Certain companies are shifting from a VCR/booklet format to multimedia applications. Other companies are new and were formed specifically to develop CBT programs for healthcare training. The Company believes that these competitors are relying upon the healthcare facility to provide the delivery system, a personal computer, for such training programs. The Company believes that OASiS offers a complete system, software and hardware, in a touch access format.

     The  Company's  principal  methods  of  competing  are the  development  of
innovative  products,   the  performance  and  breadth  of  its  products,   its
technically trained sales force, and its educational services, including sponsorship of training programs. Most of the Company's potential major competitors have greater financial resources than the Company. Some of its potential competitors, particularly Ethicon, have engaged in substantial price discounting and other significant efforts to gain market share, including bundled contracts for a wide variety of healthcare products with group purchasing organizations. In the current healthcare environment, cost containment has become a significant factor in purchasing decisions by hospitals. Additional cost effectiveness was one of the principle factors in the redesign of SutureMate(R) and a principle consideration in the lease pricing structure for OASiS.

     Surgical's sales force is being trained on an ongoing basis to focus on healthcare worker safety issues. In the ten (10) years prior to joining the Company, its President, Mr. Clark, was instrumental in assisting three (3) companies in establishing sales organizations within the healthcare industry. He has recruited, trained and supervised these sales organizations. For these reasons, the Company believes that it has the management expertise to have its sales force distinguish itself from the competition. More specifically, the Company is developing a clear and concise understanding of the inherent safety risks associated with the healthcare worker's everyday work place. This understanding is accomplished through its personnel which has extensive experience in the healthcare industry, medical expertise, engineering capabilities, communications skills with customers, as well as an understanding of the medical marketplace and a variety of manufacturing practices. The Company believes that the end result is that it is able to provide the customer with a unique product or service specifically developed with individualized safety and utility in mind, while providing that product or service to the customer so that its value exceeds its cost.

     One of the biggest attractions to the Company of a strategic alliance with US Surgical is the fact that U S Surgical collaborates with some of the most prestigious academic medical centers in the world to establish Centers of Excellence for training in many diverse disciplines. These centers are devoted to teaching residents and surgeons in the use of new instrumentation, developing new technologies, conducting preclinical trials and other research projects. Under the terms of the joint venture between the Company and U S Surgical, the OASiS system will be introduced to ten (10) of these Centers of Excellence for an initial nine (9) month trial period. At that end of such trials, if the OASiS performs as expected, U S Surgical intends to introduce the system into one hundred (100) of these centers. In today's managed care environment, these multi-center studies are expected to bring into sharper focus the cost benefits of a wide range of the Company's products.

     The Company believes that the advantages of its various products and its customer assistance programs will continue to provide the best value to its customers. However, there is considerable competition in the industry and no assurance can be given as to the Company's competitive position. The impact of competition will likely have an effect on sales volumes and on prices charged by the Company. In addition, increased cost consciousness has revived competition from reusable instruments to some extent. The Company believes that single use instruments are safer and more cost efficient for hospitals and the healthcare system than reusable instruments, but it cannot predict the extent to which reusable instruments will competitively impact the Company. The Company also offers semi-disposable instruments, components of which may be reused a certain number of times, to respond to the preferences of its customers.

     Current and future customers were interviewed at major medical organization exhibits. Overall statistics indicate that 50% of vascular, thoracic and general surgeons found the Compliance Plus(TM) products to be useful, safe and potentially cost effective. OB/GYN's urologists and plastic surgeons gave a 90% favorable evaluations, while over 90% of surgical technologists gave "high" to "very high" ratings to SutureMate(R) and MediSpecs Rx(TM). The Company believes that it has chosen a developing market with no well-established industry leaders at this time. Further it believes that its products are unique and that by maintaining a relatively narrow market focus, combined with technical expertise, that it can achieve rapid growth.

     The Company targets revenues at $50 million within five (5) years. At that level, the Company will position itself as an acquisition target for major medical or information systems entities.

Sources and Availability of Raw Materials

     Raw materials necessary for the hardware requirements of the OASiS system are available from numerous third-party OEM's. The software integrated into the assembled system is proprietary to the Company.

     Raw materials necessary for the manufacturer of parts, components and packaging supplies for all of the Company's products manufactured by the Medical Products Division are readily available from numerous third-party suppliers.

     The Company does not rely on any principal suppliers for any of its raw materials. However, with regard to MediSpecs Rx(TM), the Company has entered into a manufacturing agreement with Morrison, the initial term of which expires in September 2000 and, with regard to SutureMate(R), the Company has received a price quotation from Tuthill for the manufacture of the redesigned SutureMate(R).

Dependence on Major Customers

     At the current time, Surgical is reliant upon a few major customers for several of its products. For the fiscal year ending December 31, 1997, the Company derived approximately 99% of its revenue from sales of its OASiS to SMH. For fiscal year ending December 31, 1998, the Company derived approximately 93% of its revenue from technical services it provided to US Surgical during a medical products convention.

     With regard to the OASiS system, the Company is reliant upon its agreement for the installation at SMH, its agreement with US Surgical for sales revenues and further exploitation of the system, its arrangement with Rockford for the financing of the leasing to facilities and its arrangement with Ad-vantagenet for completion of the Version 2.0 software.

     SutureMate(R)  sales  are  currently   principally  reliant  upon  in-house
distribution and re-establishment of various distribution arrangements for generating revenues for this product.

     MediSpecs Rx(TM), in addition to in-house sales efforts, is reliant upon Hospital News of Florida for sales in the State of Florida.

     Subject to the availability of additional funding, of which there can be no assurance, the Company believes that it can increase its customer base so that the loss of any one client will not adversely impact upon the financial condition of the Surgical.


Research and Development

     The Company believes that research and development is an important factor in its future growth. The Company engages in a continuing product research, development and improvement program. The Company's research and development group (currently consisting of three (3) persons) is actively working on in excess of four (4) additional products for the medical and healthcare community, all of which are in various stages of development, from prototype to patent. The Company is also devoting a substantial amount of time to the research and development of products within distinct product lines. Substantially all of the products in research and development have been designed, drawn, had preliminary market research conducted and have been submitted for review to the Company's patent counsel.

     As a natural by-product of an active research and development department, some product concepts have been generated which do not fit the Company's chosen focus. Several surgical and obstetrical devices have been designed and either will be licensed or sold outright to appropriate corporate entities.

Patents, Copyrights and Trademarks

     Patents are significant to the conduct of the Company's business. The Company owns four (4) patents on two (2) products. Dr. Swor was the inventor who originally secured the patents which he later assigned to the Company in exchange for stock.

     The Company's first medical device patent is United States Patent No. 4,969,893, issued on November 13, 1990 for SutureMate(R), The patent was filed on June 16, 1989 and covers a unique surgical suturing device for its suture cutting and needle rest utility. Additional patents (U. S. Patent No.'s Des. 353,672 and 5,385,569) were issued on December 20, 1994 and January 31, 1995 and both were filed on May 21, 1993. The additional patents are for surgical accessories to SutureMate(R) for both design and utility. Patents number 4969893 and 353,672 are for a term of seventeen (17) years from the issuance date; while patent number 5,385,569 is for a term of fourteen (14) years from the issuance date.

     Prostasert(TM) is the Company's second medical device on which a patent was issued. This patent, United States Patent No. 5,364,375, was issued on November 15, 1994 and filed on September 24, 1993. The patent covers for a unique device designed to introduce and maintain a precise amount of pharmaceutical material to the uterine cervix and upper vagina. This patent is for a term of seventeen
(17) years from the issuance date.

     The Company filed a Section 501(k) notification of intent to market SutureMate(R) with the FDA. On May 19, 1998, the Company was granted permission by the FDA to market this device. Prostasert(TM) was listed with the FDA under its original name, LaborMate on June 2, 1994. No FDA clearance was required because the components were each FDA approved prior to assembly in the Prostasert(TM) format.

     On June 1, 1998, the Company filed for two (2) patents on the OASiS system which includes propriety aspects of the software, algorithms and reports, as well as the inservice training modules which are owned by the Company. Neither of these patents have been issued to date.

     The Company currently has the rights to several new product concepts in various stages of development. These products are surgical and obstetrical devices for which patent protection is in progress or will be initiated in the near future.

     The patents held by the Company have expiration dates ranging from nine (9) to fourteen (14) years.

     The Company has an extensive library of copyrighted educational and training material related to occupational safety and surgical techniques. These include the Surgical Safety Manual published in 1994, which was revised in 1996.

     The Company filed on July 1, 1993 for trademark registration with the United States Patent and Trademark Office for SutureMate(R). This trademark was registered on April 5, 1994.

     The Company applied for trademark registration on the Compliance Plus(TM) on December 6,1996. It was published for opposition on June 23, 1998 and the Company is awaiting notice of allowance.

     The Company applied for trademark registration for the OASiS Touch Access Information on April 29, 1998 and the examination of this application is pending.

     The  Company   applied  for  trademark   registration   for  TouchPort  and
VirtualTouch Reality on November 16, 1998. Examination of these applications are pending.

     The Company is not a party to any actions claiming patent infringement of any of its products.

Governmental Regulation

FDA Approval

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of the Company's proposed products and services and in its ongoing research and product development activities. It is anticipated that virtually all of the products developed by the Company's Medical Products Division will require regulatory approval by governmental agencies prior to commercialization.

     It is expected that many of the Company's products, as presently contemplated, will be regulated as medical devices. Prior to entering commercial distribution, all medical devices must undergo FDA review under one or two basic review procedures: a Section 510(K) premarket notification ("510(K)") or a premarket approval application ("PMA").

     A 510(K) notification is generally a relatively straightforward filing submitted to demonstrate that the device in question is "substantially equivalent" to another legally marketed device. The term "substantially equivalent" for 501(K) purposes does not mean that a product is not unique. Rather it means that a product can be categorized with existing products for sterilization and safety purposes. Approval under this procedure is typically granted within ninety (90) days if the product qualifies, however, this procedure may take longer.

     When the product does not qualify for approval under the 510(K) procedure, the manufacturer must file a PMA which shows that the product is safe and effective based on extensive clinical testing among several diverse testing sites and population groups, and shows acceptable sensitivity and specificity. This requires much more extensive prefiling testing than does the 510(K) procedure and involves a significantly longer FDA review after the date of filing.

     In the past, the Company's products have been cleared by the FDA under the 501(K) expedited form of pre-market review or have not required FDA approval. While the industry had for several years experienced lengthy delays in the FDA approval process, more recently, the timeliness of the FDA's review has improved. Timely product approval is important to the Company's maintaining and/or obtaining a technological competitive advantage. Other than FDA product approval waiting periods, the Company has not encountered any other unusual regulatory impediments to the introduction of new products.

     To the extent the Company develops products for use in more advanced surgical procedures, the regulatory process may be more complex and time consuming. Some of the Company's potential future products may require lengthy human clinical trials and the PMA application relating to class III medical devices. The Company knows of no reason to believe that it will not be able to obtain regulatory approval for its products, to the extent efficacy, safety and other standards can be demonstrated, but the lengthy approval process will require additional capital (of which there is no assurance that the Company will be able to secure), risk of entry by competitors and risk of changes in the marketplace prior to market approvals being obtained.

     Overseas, the degree of government regulation affecting the Company varies considerably among countries, ranging from stringent testing and approval procedures in certain locations to simple registration procedures in others, while in some countries there is virtually no regulation of the sale of the Company's products. In the past, the Company has not encountered material delays or unusual regulatory impediments in marketing its products internationally. Establishment of uniform regulations for European Economic Area nations took place on January 1, 1995. The new regulations subject the Company to a single regulatory scheme for all of the participating countries. Once the Company's domestic channels are satisfied, Surgical will commence its program for meeting regulatory requirements internationally. The Company expects that it will be able to market its products in Europe with a single registration applicable to all participating countries. The Company also is establishing procedures to respond to various local regulatory requirements existing in all other international markets in which it intends to market its products.

     By letter dated May 19, 1993, the Company received notifications from the FDA that the 510(K) notification of intent to market device related to SutureMate(R) had been received and reviewed, and the FDA had determined that the device was substantially equivalent to the devices marketed in interstate commerce prior to May 28, 1976. The receipt of this letter allowed the Company to immediately begin marketing and selling SutureMate(R). The Prostasert device was listed with the FDA on June 2, 1994 under its original name, LaborMate.

OSHA Mandatory Reporting of Illness and Injury

     Federal rules administered by the OSHA require healthcare workers to report if they have been accidentally stuck with a needle previously used by a patient, or splashed by blood or bodily fluids.

     On February 11, 1997, in the Federal Register, OSHA issued a final rule, effective March 13, 1997, that amended the Occupational Injury and Illness Reporting Regulation (29 CFR Part 1904) established in 1971. Under the 1971 regulation, employers were required to collect and maintain injury and illness data and have it available for OSHA to examine when they came on site for an inspection. It was determined that OSHA needed a separate provision for collection of data by mail.

     The final rule requires, employers, upon request, to report to OSHA their illness and injury data, in addition to the number of workers and the number of hours worked in a designated period. It establishes a mechanism for OSHA to conduct an annual survey of ten (10) or more employers by mail or other remote transmittal. The specific request may come directly from OSHA or its designee, e.g., the National Institute of Occupational Safety and Health ("NIOSH").

     The rule was finalized since OSHA believed that this comprehensive data on worker injury and illness would provide more reliable data suited to OSHA's needs than any other available source. The data also is planned to provide information to target OSHA activities, including workplace inspections; to evaluate the effectiveness of educational programs; and to determine the need for additional standards.

     Employers have thirty (30) days to submit their data after the request is received. Regulations set forth the type of information which needs to be collected. Much of the initial injury and illness information reported was taken from records that employers already were required to create, maintain, and post.

     The finalized rule provides an additional incentive for healthcare facilities to implement worker safety and health programs and to provide the necessary safety equipment and supplies to reduce the risk of occupational illness and injuries. Those healthcare facilities that have good health and safety programs will likely benefit from this rule.

     OSHA also initiated a number of partnerships with other federal and national organizations in an effort to reduce the increasing number of occupational illness and injuries among workers. This effort was prompted, in part, by OSHA's inability to inspect and enforce worker safety in the approximately five million (5,000,000) work sites in the United States and to collect accurate worker injury and illness data to assist in targeting the approximately 8,000 annual inspections in the face of continuing shrinking budgets.

     In August 1996, OSHA and the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") announced a three-year partnership to reduce the increasing number of healthcare worker-related illnesses and injuries. The announced goal of this partnership is to foster improvement in the management of safety and health issues in healthcare organizations. The result is that healthcare organizations face an additional authority testing OSHA compliance.

     This partnership does not transfer any authority for enforcement of OSHA standards to JCAHO. Rather, JCAHO continues to survey a healthcare organization's performance against JCAHO's standards. JCAHO surveyors monitor how compliance with JCAHO meshes with OSHA's expectations related to heath and safety of employees. When deficiencies are identified, the JCAHO surveyor provides guidance and educational materials.

     A specific recommendation based on a JCAHO standard can be made only when an OSHA citation has already been issued and the healthcare organization has failed to take corrective action to clear the citation. If an immediate threat to a worker's safety is found during a survey, the facility is cited by JCAHO under their application standards. A determination is made regarding the organization receiving conditional accreditation status in accordance with JCAHO policies and procedures.

     Most hazards to workers in healthcare organizations that have been identified by both OSHA and JCAHO resulted from injuries and illness related to patient handling; exposures to bloodborne pathogens, tuberculosis, hazardous drugs and anesthetic gases; workplace violence; and fire and electrical hazards.

     Example of JCAHO requirements that are linked to OSHA standards for worker safety include many of the components of the Environment of Care Standards (safety, hazardous material and waste, emergency preparedness, life safety, medical equipment, utility systems) and the Infection Control Standards. The 1997 JCAHO Accreditation Manual for hospitals includes a number of OSHA-related examples of implementation of JCAHO standards to assist healthcare organizations with compliance.

     Healthcare organizations are able to demonstrate compliance with JCAHO standards by advising the surveyors how they meet both OSHA and JCAHO requirements and by showing them OSHA documents and reports such as the OSHA 200 log of occupational illness and injury, lock- out/tag-out procedures, bloodborne pathogen exposure control plans and records of Hepatitis B vaccination among workers exposed to blood and body fluids.

     In August 1996, OSHA also announced a seven-state initiative to protect workers in nursing homes and personal care facilities, one of the nation's largest growing industries. The seven states include Florida, Illinois, Massachusetts, Missouri, New York, Ohio and Pennsylvania. Nationwide there are
1.6 million nursing home workers in more than 21,000 facilities. It is anticipated that by the year 2005, the nursing home and personal care facilities will be one of the largest industries in the United States. Potential nursing home hazards include back injuries from incorrect and/or strenuous lifting of residents, slips and falls, workplace violence and risks from bloodborne pathogens, tuberculosis and other infectious diseases.

State and Local Licensing Requirements

     Other than the governmental regulatory schemes listed above, the Company is not subject to any other state or local regulations which apply to the operation and business of the Company.

Effect of Probable Governmental Regulation on the Business

     The Company is not currently engaged in the development of any product which would be categorized as therapeutic. Under the current regulatory scheme, in the event any product of the Company were defined as therapeutic, then such therapeutic product will be subject to regulation by the FDA and will require FDA approval before it may be commercially marketed for human therapeutic use in the United States. The Company believes that any therapeutic products to be developed by it will be regulated either as biological products or as new drugs. New drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act (the "FFDC Act"), and biological products, in addition to being subject to certain provisions of the FFDC Act, are regulated under the Public Health Service Act. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, recordkeeping, advertising and other promotional practices involving biologics or new drugs as the case may be. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of biologics or other products. At the FDA, the Center for Biological Evaluation and Research ("CBER") is responsible for the regulation of new biologics and the Center for Drug Evaluation and Research ("CDER") is responsible for the regulation of new drugs.

     Obtaining FDA approval for therapeutic products has historically been a costly and time consuming process. Generally, in order to gain approval from the FDA, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on a product's efficacy and to identify any major safety problem. The results of these studies are submitted as part of an Investigational New Drug ("IND") application, which the FDA must review before human clinical trials of an investigational drug can start. The application includes a detailed description of the clinical investigations to be undertaken.

     In order to commercialize any therapeutic products, the Company must first prepare and file an IND application. It must act as the sponsor of product testing and will be responsible for planning, initiating and monitoring human clinical studies which must be adequate to demonstrate safety and efficacy. The Company will be responsible for selecting well-trained physicians as clinical investigators to supervise the administration and evaluation of new products. The Company, however will bear the responsibility for monitoring the studies to ensure that they are conducted in accordance with the general investigational plan and protocols contained in the IND. Human clinical trials are normally done in three phases. Phase I trials, which are concerned primarily with the safety and preliminary effectiveness of the drug, involve fewer than 100 subjects, and may take from six months to over a year. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to gather the additional information on safety and effectiveness needed to clarify the drug's benefit-risk relationship, discover less common side effects and adverse reactions, and generate information for proper dosage and labeling of the drug. Human clinical trials generally take four to six years, but may take longer, to complete.

     The FDA receives reports on the progress of each phase of human clinical testing, and it may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. There can be no assurance as to the length of the clinical trial period or the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy, and potency of the products. In addition, it is uncertain that the clinical data generated in these studies will be acceptable to the FDA to support marketing approval.

     After completion of clinical trials of a new therapeutic product, FDA marketing approval must be obtained. If the product is regulated as a new biologic, CBER will require the submission and approval of both a Product

License Application ("PLA") and an Establishment License Application ("ELA") before allowing commercial marketing of the biologic. If the product is classified as a new drug, the Company must file a New Drug Application ("NDA") with CDER and receive approval before commercial marketing of the drug. The NDA or PLA must include results of product development, preclinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDA's and PLA's submitted to the FDA can take, on average, two years to receive approval. If questions arise during the FDA review process, approval can take longer. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA or PLA does not satisfy its regulatory criteria for approval and require additional clinical studies. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

     Other than the government regulations previously discussed with reference to FDA and OSHA, the Company does not believe that there are any other effects from probable government regulation, including state or local laws, on the business.

Cost of Research and Development

     For fiscal years 1997 and 1998, the Company expended $113,740 and $34,536 of its revenues, respectively, on research and development. These expenditures represented 44.5% and 81.5%, respectively, of the total revenues of the Company for such fiscal years. The principal decrease in the cost of research and development for fiscal 1998 from 1997 was the reduction in cost, time and expenses incurred through the use of Ad-Vantagenet as opposed to MediaWorks for the enhancement of the OASiS system and the completion of Version 2.0.

     At the current time, none of the costs associates with research and development are bourne directly by the customer; however there is no guarantee that such costs will not be bourne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be bourne by the customer, if at all.

Cost and Effects of Compliance with Environmental Laws

     The Company's business is also subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control, including the Occupational Safety and Health Act, the Environmental Protection Act, and Toxic Substance Control Act. In 1992, the United States Congress expressed increasing interest in the issues of sharp injuries. The House Subcommittee on Regulation held hearings regarding needlestick injuries and the implementation of mandated guidelines on safer medical devices. However, the Company is unaware of any bills currently pending in Congress on this issue. The Company believes that it is in material compliance with the current and other applicable laws and that its continual compliance therewith will not have a material adverse effect on its business.

Employees and Consultants

     As of December 31, 1998, the Company employed seven (7) persons, including personnel added in 1998 to perform sales and marketing functions. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent.

     On March 30, 1998,  the Company  entered into a Consulting  Agreement  with
Stockstowatch   whereby  Stockstowatch  agreed  to  provide  investor  relations services as a media consultant to the Company in exchange for the issuance of

300,000 share of the Company's Common Stock. The agreement was for a term of six
(6) months which is renewable at the option of the Company for an additional six
(6) months. The services are provided on a non-exclusive basis since Stockstowatch is in the business of providing such services to companies. After an initial due diligence period, Stockstowatch is responsible for all costs associated with providing the services required under the agreement. The SEC brought an action against Stockstowatch alleging that they violated the anti-fraud and anti-touting provisions of the federal securities laws with reference to the shares which it received from the Company for services. No allegations have been made that the Company acted improperly with regard to the alleged charges.

     On June 30, 1998, the Company executed a letter of intent with Ad-vantagenet. Under the terms of the letter of intent, Ad-vantagenet will assist in the creation of version 2.0 OASiS software, including creating the art and graphics. Version 2.0 is designed to allow for more dynamic features on the system including instant updates, information-gathering and editing features. The Company chose Ad-vantagenet to complete Version 2.0 after unsatisfactory results were achieved by Gambit, Inc., d/b/a MediaWorks. The functions Ad-vantagenet is currently incorporating into Version 2.0 include features which had been requested of MediaWorks but were not provided. The total projected cost of the Ad-vantagenet project is one-fourth of the cost which MediaWorks projected. The Company was in litigation with MediaWorks over the termination of their agreement. Subject to the successful completion of the letter of intent project with Ad-vantagenet, the Company intends to enter into a more structured, long-term agreement for further OASiS development but has not done so to date.

     In October 1998, the Company entered into an agreement with T.T. Communications, Inc. to provide investor relations services for the Company. T.T. Communications, Inc.'s function is to contact investment and media people throughout the United States and to participate in the preparation of communication packages including annual and quarterly reports, new and press releases and publicity and corporate profiles. The initial agreement is for a period of three (3) months for which T.T. Communications, Inc. receives $2,000 per month and reimbursement of out of pocket expenses. In addition, T.T. Communications, Inc. was granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $1.50. In the event T. T. Communications, Inc. introduces the Company to a suitable financing source, they will be compensated by a cash finder's fee equal to 1.5% on the initial financing and .75% on any subsequent financing. The agreement is cancelable by either party with 30 days written notice.

Item 2.  Description of Property

     The Company's executive offices are located at 2018 Oak Terrace, Sarasota, Florida 34231. Its telephone number is (941) 927-7874 and its facsimile number is (941) 925- 0515.

     The Company pays rent in the amount of $3500 per month which consists of 3,500 square feet of office space. The lease is for a term of two (2) years and is automatically renewable for an additional year. The initial term of the lease expires in May 2000. The property is owned by Savannah Leasing which is owned by Dr. and Mrs. Swor. The Company has a first right of refusal on surrounding properties owned by Savannah Leasing and therefore believes that the leased space and the property under the first right of refusal will be sufficient for its corporate offices for the next ten (10) years.

     The Company owns no real property and its personal property consists of furniture, fixtures and equipment, prototype molds and leasehold improvements with an original cost of $155,930 on December 31, 1998.

     The Company currently employs its capital reserves in a money market sweep account. Activity is monitored on a daily basis and for a thirty (30) day period commencing on July 1, 1998, had returned on average 4.75% on assets employed. Additionally, Surgical has acquired stock in two (2) privately owned companies, 25,000 shares in ParView Inc. as part of its acquisition of Endex Systems Inc. and 3,750 shares in Linters Inc. which was received as partial compensation for clinical products research completed by the Medical Consultants Division. It is the Company's strategy to engage in transactions which minimize dilution of the Company's equity.

Item 3.  Legal Proceedings

     In August 5, 1997, the Company entered into an agreement with Gambit, Inc., d/b/a MediaWorks ("MediaWorks") as a producer of record of the Surgical Safety Network, now known as OASiS. Pursuant to the agreement, MediaWorks estimated the cost of its work on the project at no more than $217,000, a portion of which was to be paid over a three (3) month period against billable hours, with the balance less $60,000 payable after the third payment at an amount equal to not less than fifty percent (50%) of Surgical's revenue stream after operating expenses, sales, marketing and hardware equipment costs for all installations after the SMH contract. Subject to on-time delivery of the work to be performed, Surgical agreed to pay, as a performance bonus, unrestricted Common Stock equal to twenty five percent (25%) of the total cost of the SMH project, with the number of shares determined by the value of the Company's Common Stock at the time of issuance. Further, it was understood that all material and production rights, including source codes and related documentation, upon completion of the presentation and payment of the outstanding balance, would become the property of Surgical.

     On July 13, 1998, the Company was served with a Summons and Complaint for an action brought against it by MediaWorks. (Gambit, Inc. d/b/a MediaWorks v. Surgical Safety Products, Inc., Circuit Court of the Twelfth Judicial Circuit, Sarasota County, Florida, Case No. 98-4022-CA-01) The Complaint sets forth three
(3) causes of action: an action for specific performance demanding that Surgical issue 289,720 shares unrestricted shares based upon the twenty five percent (25%) of the cost of the SMH installation divided by the share price on February 20, 1998 of the Company's Common Stock; in the alternative seeking damages in the amount of $732,993 which was the number of shares determined by the formula multiplied by the share price on July 1, 1998 of the Company's Common Stock; and seeking an accounting based upon a dissolution of the partnership which MediaWorks alleges was formed with Surgical.

     On or about July 31, 1998, the Company filed Motions to Dismiss and for a More Definite Statement of Count II of the Company. The purpose of the Motion for a More Definite Statement is so that the plaintiff will clarify how they contend they are entitled to the stock bonus so that Surgical can frame its defense and show defects, delays and deficiencies in the performance by MediaWorks. Surgical believes that MediaWorks failed to perform on the contract since the OASiS version 1 software has problems and that MediaWorks failed to meet performance and delivery requirements as agreed. Therefore, the Company believed that it has just and meritorious defenses and counterclaims to this action. Pursuant to a settlement agreement dated December 1, 1998, the Company agreed to pay MediaWorks $50,000 and to issue 40,000 shares of Rule 144 stock. MediaWorks was permitted to remove its software from SMH and agreed to return a computer to the Company. The suit was dismissed with prejudice and each party paid their own costs of the case.


     The Company knows of no other legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the vote of the security holders during the fourth quarter 1998.

                                            PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

        (a)    Market Information.

     The Common Stock of the Company trades on the OTC Bulletin Board under the symbol "SURG". The high and low bid information for each quarter for the years ending December 31, 1996, December 31, 1997 and December 31, 1998 are as follows:

        Quarter                  High Bid            Low Bid        Average Bid

        First Quarter 1996              1/4            3/16            .218
        Second Quarter 1996             3/4            1/8             .445
        Third Quarter 1996              1/4            1/8             .177
        Fourth Quarter 1996             1/4            1/8             .176
        First Quarter 1997              1/4            3/32            .135
        Second Quarter 1997             1/4            3/32            .106
        Third Quarter 1997              3/8            1/8             .183
        Fourth Quarter 1997             9/64           1/8             .132
        First Quarter 1998             29/32           9/64            .215
        Second Quarter 1998            3-1/8          11/16           2.299
        Third Quarter 1998             2-9/64        1-9/64           1.646
        Fourth Quarter 1998            31/32          17/32            .750

     The quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions.

        (b)    Holders.

     As of December 31, 1998, the Company has 1,080 shareholders of record of its 10,786,973 outstanding shares of Common Stock, 6,244,290 of which are restricted Rule 144 shares and 4,542,683 of which are free-trading. As of the date hereof, the Company has outstanding options to purchase 5,557,764 shares of Common Stock (without regard to the additional options to Dr. Saye which accrue at the rate of 8,333 per month). Of the Rule 144 shares, 5,177,386 shares have been held by affiliates of the Company for more than one (1) year.

        (c)    Dividends.

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

     There are no limitations on the ability of the Company to declare dividends; except those set forth in New York Statute 510 which prohibits dividends if the Company is insolvent or would be made insolvent by the declaration of a dividend and all dividends must be made out of surplus only.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Discussion and Analysis

     The Company was founded in 1992 to combat the potential spread of bloodborne pathogenic infections such as HIV and hepatitis. It has broadened its mission to research, develop, manufacture, market and sell medical products and services to the healthcare community.

     The Company was in the development stage until 1993 when it began commercial shipments of SutureMate(R), its first product. From inception in June, 1992 through December 31, 1998, the Company generated revenues of approximately $1,100,000 from a limited number of customers. Since inception through December 31, 1998, the Company has generated cumulative losses of approximately $1,690,000. Although the Company has experienced a significant percentage growth in revenues from fiscal 1992 to fiscal 1998, the Company does not believe prior growth rates are indicative of future operating results, especially in light of the contract with US Surgical to assist in the introduction of OASiS. Due to the Company's operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. Moreover, the Company expects to continue to incur operating losses through at least the first half of 2000, and there can be no assurance that losses will not continue after such date.

     With the implementation of its agreement with US Surgical and in the event of the reactivation of its various distribution agreements, the Company expects to experience a period of growth, which requires it to significantly increase the scale of its operations. This increase will include the hiring of one additional person and will result in significantly higher operating expenses. The increase in operating expenses is expected to be partially funded by an increase in revenues. However, the Company's net loss may continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its research and development, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations. (See Part I, Item 1. "Description of the Business (b) Business of the Issuers - Risk Factors - Fluctuations in Results of Operations".)

     The Company's plan of operations for the next twelve months is to focus on building revenue by installing the OASiS system in the ten (10) hospitals designated by US Surgical and to install additional OASiS systems in hospitals not under the US Surgical agreement but with whom the Company has begun negotiations and in some cases reached a commitment. Additionally, the Company intends to install the inservice modules from US Surgical and other medical product manufacturers at both the US Surgical and the other hospitals.

     The Company estimates that revenues will be sufficient to fund ongoing operations at the current level when the number of OASiS installations reaches 30 to 35 and the total number of inservice modules reaches 60-70. The Company has purchased 20 OASiS units from Kiosk Information Systems, Inc., 3 of which were installed under the US Surgical agreement, 3 of which were installed at St. Francis Hospital, and the balance of which are dedicated to its commitment to US Surgical for hospitals it has ready for installation and to other hospitals which are committed to proceed, which installations are scheduled on or before April 30, 1999. Based upon potential additional commitments, the Company believes that if it were to order 20 more units, that all such units would be placed by the end of the third quarter 1999. The Company already has 30 inservice modules under the US Surgical agreement and is in discussion with various manufacturers interested in using OASiS to inservice more than 50 of their products. The Company believes that each of the initial installations should have a position as to long term acceptance within three (3) to six (6) months and that this initial time is the test period to determine the potential for market acceptance at that hospital. In the case of US Surgical hospitals, this period will be for nine (9) months by contract. At the end of such test period, the Company believes it will be in a position to execute three (3) year leases and finance such leases through the Rockford leveraged leasing arrangement.

     In the short term, to fund operations through the third quarter 1999, the Company will be required to seek additional funds from its shareholders, seek funds from a limited number of accredited investors in a private placement of its restricted securities, seek additional third party financing or seek third party debt or equity financing other than those planned by the current anticipated private placement. In the event no such funding is available or only partial funding is available, the Company will be required to scale back operations and to reduce its breakeven point by such measures as salary reductions, staffing cuts, or the licensing or sale of some of the Company's assets or product lines to third parties. Provided such funding or scale back is successful, the Company believes that it can meet its capital needs through the testing period and until such time as the Company has sufficient additional long term capital to expand. There can be no assurance that the Company will be successful in these efforts.

     Once the testing period is over, the Company will require between $2 and $5 million in additional capital in the form of debt or equity to fund the continued expansion of the OASiS system and its development to meet increased demand and to implement its plans for increased marketing of its medical device products. The Company has met with several venture capital firms, investment bankers, factoring companies and traditional lending sources, each of whom have expressed early interest and many of whom are awaiting the conclusion of the testing period. No definite offer has been accepted by the Company. There can be no assurance that such long term financing will be available to the Company or that it will be on terms which the Company may seek.

Results of Operations - Full Fiscal Years

Revenues

     To date, a limited number of customers and distributors have accounted for substantially all of the Company's revenues with respect to product sales. For the fiscal year ending December 31, 1997, the Company derived approximately 99% of its revenue from sales of its OASiS to SMH. For fiscal year ending December 31, 1998, the Company derived approximately 93% of its revenue for product sales from technical services it provided to US Surgical during a medical products convention.

     The Company anticipates that the main focus of its selling efforts will be to focus on the US Surgical arrangement and to continue to sell its products to a relatively small group of medical products distributors with the objective of having its products distributed on a large national and international scale. Although the Company had entered into an exclusive distributorship agreement with Johnson & Johnson Medical Pty Ltd. to sell its SutureMate(R) product (in the territories of Australia, New Zealand, Papua, New Guinea and Fiji), Noesis for sales in Europe, and with two other distributors to sell such product in Saudi Arabia and the Netherlands, none of these arrangements are currently active. And, although the Company is currently engaged in a joint marketing agreement with US Surgical, there is no assurance that the Company will be able to obtain adequate distribution of its products to the intended end user. Most medical product distributors carry an extensive line of products (some of which they manufacture themselves) which they make available to end users (hospitals, surgeons, healthcare workers) and various of these products may compete with each other as to function, price or other factors. In addition, numerous medical product distributors are not themselves well capitalized and their financial condition may impact their ability to properly distribute the Company's products.

     The Company's ability to achieve revenues in the future will depend in significant part upon its ability to obtain orders from, maintain relationships with and provide support to, existing and new customers, as well as the condition of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer or the inability of any customer to finance its purchases of the Company's products may materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's revenues will increase in the future. In addition, the Company expects that the average selling price of a particular product line will also decline as such products mature, and as competition increases in the future. Accordingly, the Company's ability to maintain or increase revenues will depend in part upon its ability to increase unit sales volumes of its products and to introduce and sell products at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of the Company's more mature products. ( See Part I, Item 1. "Description of the Business - (b), Business of the Issuers - Risk Factors Significant Customer and Product Concentration, Fluctuations in Results of Operations, Declining Average Selling Prices and International Operations; Risks of Doing business in Developing Countries.")

Net Sales

     For the year ended December 31, 1997, net sales and cost of sales of $248,760 and $22,002 respectively, related primarily to the sale of four (4) units of the OASiS system to one customer. Net sales for the year ended December 31, 1998 of $16,545 are comprised of sales of the Company's proprietary SutureMate(R) products, MediSpecs Rx(TM) eyewear and technical services provided to US Surgical. Product sales and related cost of sales amounted to $1,203 and $5,560, respectively for the year ended December 31, 1998. Cost of sales includes a write-down of approximately $4,500 for defective units of the re-designed SutureMate(R). There were no sales of the OASiS system during 1998 due to the Company's focus on enhancements to the product design and development of a new version of the product.

     The Company has an ongoing program to reduce the costs of manufacturing its products. As part of this program, the Company has been attempting to achieve cost reductions principally through engineering and manufacturing improvements, product economies and utilization of third party subcontractors for the manufacture of the Company's products. Notwithstanding a delivery of defective units, to date, it has been successful in substantially reducing such costs by re- designing SutureMate(R). The success of these cost reduction programs will not be known until production volumes are scaled up. There can be no assurance that the Company's ongoing or future programs can be accomplished or that they will increase gross profits.

     To the extent the Company is unable to reduce its production costs or introduce new products with higher margins, the Company's results of operations could be materially adversely affected. The Company's results may also be affected by a variety of other factors, including mix of products and services sold; production, reliability or quality problems; price competition; and warranty expenses and discounts.

Operating Expenses

     Sales and Marketing: These expenses consist of advertising, meetings and conventions and entertainment related to product exhibitions and the related travel expenses. Since inception, the Company has spent approximately $359,000 on sales and marketing expenses. For the years ended December 31, 1997 and December 31, 1998, sales and marketing expenses were $62,028 and $265,261, respectively. In 1998, the Company increased its advertising particularly with reference to OASiS and hired additional sales and marketing personnel during 1998. The Company has invested significant resources to expand its sales and marketing effort, including the hiring of additional personnel and establishing the infrastructure necessary to support future operations. The Company expects that such expenses in 1999 will increase in absolute dollars as compared to 1998.

     General and Administrative. These expenses consist primarily of the general and administrative expenses for salaries, contract labor and other expenses for management and finance and accounting, legal and other professional services including ongoing expenses as a publicly owned Company related to legal, accounting and other administrative services and expenses. Since inception, the Company has spent approximately $1,562,000 on general and administrative expenses. For the years ended December 31, 1997 and December 31, 1998, general and administrative expenses were $182,787 and $517,189, respectively. The increase of $334,402 is due primarily to higher executive compensation, legal and accounting fees associated with the Company's SEC filings, higher depreciation and amortization and additional rent for the Company's headquarters. The Company expects general and administrative expenses to increase in absolute dollars in 1999 as compared to 1998, as the Company continues to expand its operations.

Research and Development

     These expenses consist primarily of costs associated with personnel and equipment costs and field/clinical trials. The Company's research and development activities include the development of the OASiS system and more than six (6) operating room, OB/GYN, advanced surgical and protective related products including SutureMate(R) and MediSpecs RX(TM).

     Since inception, the Company has spent approximately $156,000 on research and development. For the years ended December 31, 1997 and December 31, 1998, research and development expenses were approximately $113,740 and $34,536, respectively. During 1997, research and development expenses were significant as the Company concentrated on the OASiS System. The Company made enhancements to the software for the OASiS system in 1998, and the majority of these related costs were capitalized and will be amortized over a period not to exceed five
(5) years. The Company intends to continue to invest significant resources to continue the development of new products and expects that research and development expenses in 1999 will increase in absolute dollars as compared to 1998.

Interest and Other Income (Expense), Net

     Interest and other income (expense), net consists primarily of interest expenses accrued on the direct loan to the Company under a line of credit agreement for $100,000, interest related to loans from the majority stockholder, miscellaneous income and underwriting costs. In May 1997, the Company established a line of credit in the amount of $100,000 with a financial institution at 1.5% above the prime rate, interest only payments are due monthly with an expiration date of May 2, 2017. The line is due on demand and is secured by inventory, accounts receivable and equipment. There was no outstanding balance as of December 31, 1998. The outstanding balance as of December 31, 1997 was $100,000. The interest rate at December 31, 1997 was 10.0%. The line of credit is personally guaranteed by Dr. Swor. (See Part I, Item 2. "Management's Discussion and Analysis or Results of Operations Financial Condition, Liquidity and Capital Resources.")

     The Company did not report any foreign currency gains or losses for the years ended December 31, 1997 and 1998 since there were no contracts negotiated in foreign currencies for those period. In the event its contract with Johnson & Johnson

Medical Pty. Ltd., Noesis and the Company's distribution arrangements in the Netherlands and in Saudi Arabia are reactivated, the Company may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. The Company does not currently engage in foreign currency hedging transactions, although it may implement such transactions in the future.

Financial Condition, Liquidity and Capital Resources

     At December 31, 1998, the Company had assets totaling $373,514 and liabilities totaling $55,331. Since its inception in June of 1992, the Company has financed its operations and met its capital requirements through sales of its products, fees from OASiS, proceeds from the sale of or exchange for common stock aggregating approximately $1,405,000, through borrowing from current shareholders and through the $100,000 line of credit with the financial institution which is guaranteed by Dr. Swor.

     Operating activities used net cash of $216,991 and $441,458 in1997 and 1998, respectively.

     At December 31, 1998, the Company had a working capital of approximately $73,000, including $41,000 of cash, $58,700 of deposits and $26,898 of inventory. This represents an increase of approximately $315,000 over a working capital deficiency of $242,411 at December 31, 1997.

     At December 31, 1998, the Company's outstanding indebtedness consisted of accounts payable in the amount of $35,262 and accrued expenses of $20,069.

     The Company's principal commitments for capital expenditures are (1) those associated with the arrangement with US Surgical under which the Company will provide initially ten (10) units for installation at Centers of Excellence designated by US Surgical; (2) the Company's obligation to pay SMH $25,000 for each of ten (10) studies or $250,000 over the term of the clinical testing agreement if the Company determines not to have SMH perform clinical testing; and (3) the Company's obligations to pay the balance due on the order of twenty
(20) OASiS units from Kiosk Information Systems, Inc.. (See Part I, Item 1. "Description of the Business - (b) Business of Issuer - Data Systems Division; and - Medical Products Division.") The sources of funds to meet these commitments will be partially made through cash on hand from the prior year, use of the line of credit, a loan from Dr. Swor, revenues generated by the long term US Surgical agreement and other revenues which the Company believes it will generate over the five (5) year term.

     The Company's future capital requirements will depend upon many factors, including the continued development of OASiS, its current products and new products and services, the extent and timing of acceptance of the Company's products and services in the market, requirements to maintain adequate manufacturing arrangements, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products and services. In the short terms, it is likely that the Company will require additional financing. In addition, the Company may require additional financing after such date to fund its operations. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If additional funds are raised by issuing debt securities future interest expense will be incurred. If adequate funds are not available, the Company may be required to delay, scale back the development of OASiS or scale back or eliminate one or more of its research and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its products or potential products or other assets that the Company would not otherwise relinquish.
Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

Impact of the Year 2000 Issue

     The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize the date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

     Management has reviewed its current internal systems and is in the process of upgrading its accounting system to be Year 2000 compliant. The Company has purchased new hardware in 1998 that is Year 2000 compliant and expects its internal systems upgrades to be completed in the third quarter of 1999. Management does not anticipate any significant additional costs that would relate to upgrading its systems to support the Year 2000.

     Further, management does not believe the Year 2000 will impact the operation of the OASiS system since the software for this system does not rely on legacy applications or subsystems. OASiS is designed to handle dates in the form of a two digit month and day and a four digit year, thus avoiding the Year 2000 problem

     The Company believes that it has disclosed all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's business, operations or financial condition.

Item 7.  Financial Statements






                         SURGICAL SAFETY PRODUCTS, INC.

                          INDEPENDENT AUDITORS' REPORT,
                            FINANCIAL STATEMENTS AND
                            SUPPLEMENTARY INFORMATION

                           DECEMBER 31, 1998 AND 1997



                                    CONTENTS
                                    --------


                                                                    Page
                                                                    ----
INDEPENDENT AUDITORS' REPORT                                        F-1

FINANCIAL STATEMENTS
  Balance Sheets                                                    F-2
  Statements of Operations                                          F-4
  Statements of Changes in Stockholders' Equity (Deficit)           F-5
  Statements of Cash Flows                                          F-7
  Notes to Financial Statements                                     F-9


SUPPLEMENTARY INFORMATION
  Independent Auditors' Report on Supplementary Information         F-18
  Schedules of Operating Expenses                                   F-19

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
Surgical Safety Products, Inc.

We have audited the accompanying balance sheets of Surgical Safety Products, Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surgical Safety Products, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 10. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Sarasota, Florida
March 12, 1999

                         SURGICAL SAFETY PRODUCTS, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


  Assets                                         1998           1997
  ------                                         ----           ----

Current Assets
  Cash                                           $  41,191      $
  Trade receivables                                               250,125
  Other receivables                                  1,941
  Deposits                                          58,700
  Inventory                                         26,898         11,742
                                                   -------        -------
    Total current assets                           128,730        261,867
                                                   -------        -------

Furniture and equipment, net                        92,429         71,368
                                                    ------         ------

Other Assets
  Deferred loan costs, net                              317           412
  Intangible assets, net                             48,915        45,102
  Software development costs, net                    92,873        52,486
  Investments                                         9,750        13,500
  Deposits                                              500           500
                                                    -------       -------
    Total other assets                              152,355       112,000
                                                    -------       -------

Total Assets                                      $  373,514    $ 445,235
                                                     =======      =======



                     The accompanying notes are an integral
                      part of these financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



Liabilities and Stockholders' Equity (Deficit)    1998                1997
---------------------------------------------     ----                ----
Current Liabilities
  Bank overdraft                                  $                   $  13,984
  Line of credit                                                        100,000
  Notes payable - related parties                                       233,720
  Accounts payable                                    35,262            117,776
  Accrued expenses                                    20,069             21,131
  Accrued interest                                                       17,667
                                                      ------            -------
    Total current liabilities                         55,331            504,278
                                                      ------            -------

Stockholders' Equity (Deficit)
  Common stock, $.001 par value,
    20,0000,000 shares authorized;
    10,786,973 and 9,774,473 shares
    issued and outstanding in 1998
    and 1997, respectively                            10,787              9,775
  Additional paid-in capital                       1,998,242            824,366
  Accumulated deficit                             (1,690,846)          (893,184)
                                                  ----------            --------
    Total stockholders' equity (deficit)             318,183            (59,043)
                                                     -------            --------


Total Liabilities and Stockholders'Equity(Deficit) $ 373,514          $ 445,235
                                                     =======            =======














                     The accompanying notes are an integral
                      part of these financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                  1998               1997
                                                  ----               ----

Revenue
  Net sales                                       $  16,545          $  248,760
  Other income                                       16,564               6,626
  Interest income                                     9,284
                                                     ------             -------
    Total revenue                                    42,393             255,386
                                                     ------             -------

Costs and expenses
  Cost of medical products sold                       5,560              22,002
  Operating expenses                                782,450             244,815
  Research and development expenses                  34,536             113,740
  Interest expense                                   13,759              15,651
  Other                                               3,750
  Underwriting costs                                                      7,600
                                                     -------            -------
    Total costs                                      840,055            403,808
                                                     -------            -------

Net loss before income taxes                        (797,662)          (148,422)
                                                    ---------          ---------

Provision for income taxes                               -                 -
                                                    ---------           --------

Net loss                                          $ (797,662)        $ (148,422)
                                                    =========          =========

Net loss per share                                $   (0.076)        $   (0.016)
                                                    =========          =========














                     The accompanying notes are an integral
                      part of these financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                       YEARS ENDED DECEMBER 1998 AND 1997


                                                           Common Stock
                                                           ------------
                                                      Shares           Amount
                                                      ------           ------
Balances - December 31, 1996                           9,524,473       $  9,525

Issuance of common stock for acquisition of assets       250,000            250

Net loss
                                                       ---------          -----

Balances - December 31, 1997                           9,774,473          9,775

Issuance of common stock for cash                        520,000            520

Issuance of common stock for services                    492,500            492

Stock options granted to employees

Net loss
                                                      ----------         ------

Balances - December 31, 1998                          10,786,973       $ 10,787
                                                      ==========         ======


                     The accompanying notes are an integral
                      part of these financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                       YEARS ENDED DECEMBER 1998 AND 1997
(Continued)




                                             Total
     Additional                              Stockholders'
     Paid-in             Accumulated         Equity
     Capital             Deficit             (Deficit)
     -------             -----------         ---------

     $   810,959         $  (744,762)        $   75,722

          13,407                                 13,657

                            (148,422)          (148,422)
        --------            ---------          ---------

         824,366            (893,184)           (59,043)

         938,476                                938,996

         144,287                                144,779

          91,113                                 91,113

                            (797,662)          (797,662)
         -------            ---------          ---------

     $ 1,998,242         $(1,690,846)         $  318,183
       =========          ===========          =========












                     The accompanying notes are an integral
                      part of these financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                  1998              1997
                                                  ----              ----
Cash Flows From Operating Activities
 Net loss                                         $ (797,662)       $ (148,422)
                                                     --------          --------
 Adjustments to reconcile net loss to cash
    used in operating activities
    Depreciation and amortization                     57,461            20,557
    Common stock issued for services                 144,779
    Stock option compensation expense                 91,113
    Write-down of investments                          3,750
    Gain on disposal of assets                                            (396)
    Decrease (increase) in operating assets
      Receivables                                    250,125          (220,553)
      Other receivables                               (1,941)
      Inventory                                      (15,156)           (6,658)
      Deposits                                       (58,700)
 Increase (decrease) in operating liabilities
      Bank overdraft                                 (13,984)           13,984
      Accounts payable                               (82,514)          103,747
      Accrued expenses                                (1,062)           15,131
      Accrued interest                               (17,667)           10,619
      Stock subscription proceeds                                       (5,000)
                                                     -------           --------
    Total Adjustments                                356,204           (68,569)
                                                     -------           --------
       Net cash used in operating activities        (441,458)         (216,991)
                                                    ---------         ---------

Cash Flows From Investing Activities
  Proceeds from disposal of assets                                       1,100
  Furniture and equipment purchased                  (57,294)          (65,958)
  Software development additions                     (56,256)          (55,248)
  Patent and trademark costs                          (9,077)           (2,386)
                                                    ---------         ---------
    Net cash used in investing activities           (122,627)         (122,492)
                                                    ---------         ---------

Cash Flow From Financing Activities
  Proceeds from related party loans                   23,000           233,720
  Advances/(repayments) on line of credit, net      (100,000)          100,000
  Repayment of stockholder loans                    (256,720)
  Proceeds from issuance of common stock             938,996
                                                     --------          --------
      Net cash provided by financing activities      605,276           333,720
                                                     -------           --------

Net increase (decrease) in cash                       41,191            (5,763)
Cash at beginning of year                               -                5,763
                                                      ------            -------
Cash at end of year                               $   41,191        $      -
                                                      ======            =======




                     The accompanying notes are an integral
                      part of these financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
(continued)

                                                  1998              1997
                                                  ----              ----
Supplemental Cash flow Information:
  Cash paid for interest                          $31,426          $5,032
                                                  =======           =====


For purposes of the statement of cash flows, management considers all deposits and financial instruments with original maturities of less than three months to be cash and cash equivalents.

Material non-cash transactions not reflected in the statement of cash flows include:

Year Ended December 31, 1998
----------------------------
       There were no material non-cash transactions not reflected in the statements of cash flows during the fiscal year ending December 31, 1998.

Year Ended December 31, 1997
----------------------------
       Purchase of assets of Endex Systems, Inc.through issuance of stock valued at $13,657.




















                     The accompanying notes are an integral
                      part of these financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


Note  1  -  Summary  of  Significant  Accounting  Policies
-------     ----------------------------------------------
Business  Activities
--------------------
SurgicalSafety Products, Inc. (Company) is engaged in product development, sales and services for the medical industry. The Company is primarily focused on medical research and product development. It has developed a product, OASiS, designed to reduce the occupational risks of bloodborne diseases in the operating room and other related areas. In 1997, the Company enhanced its OASiS system for multiple applications within health care, including exposure management, health care training, and health care risk management. Its medical products are sold to health care providers within the United States.

Financial Statements
--------------------
The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Preparation of financial statements in accordance with generally accepted accounting principles requires the use of management's estimates. Actual results could differ from those estimates.

Accounts Receivable
-------------------
Accounts receivable consist of amounts due from customers. There were no outstanding accounts receivable from customers at December 31, 1998. The balance of $250,125 at December 31, 1997 was due primarily from one customer in the amount of $250,000.

Inventory
---------
Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value) and consists of finished goods.

Investments
-----------
Investments are valued at cost and represent shares of common stock in privately-held companies. Management believes the value of the investments are not below cost. Fair market value is not determinable.

Property and Equipment
----------------------
Purchases of property and equipment are recorded at cost. Expenditures for maintenance and repairs which extend the useful life are charged to operations as incurred. Depreciation is provided on an accelerated method over the assets' useful lives which range from three to seven years. Leasehold improvements are being amortized over the life of the lease term which is two years.

                         SURGICAL SAFETY PRODUCTS, INC.

                           DECEMBER 31, 1998 AND 1997

Note 1 - Summary  of  Significant  Accounting  Policies  (Continued)
------   -----------------------------------------------------------
Intangible Assets
-----------------
Intangible assets subject to amortization include goodwill, organization costs, trade names and patent costs. Organization costs are being amortized on the straight-line method over five years. Patent costs are being amortized on the straight-line method over seventeen years from the granting of the patent. The other assets are being amortized on the straight-line method over fifteen years.

Software Development Costs
--------------------------
Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in software and hardware technologies.

Amortization of capitalized software development costs is calculated using the straight-line method over a period of five years. All other research and development costs are charged to expense in the period incurred.

Income Taxes
------------
The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Long-Lived Assets
-----------------
Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets, including certain identifiable intangibles, and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value amount of the asset in question may not be recoverable. Management has reviewed the Company's long-lived assets and has determined that there are no events requiring impairment loss recognition.

Revenue Recognition
-------------------
The Company recognizes revenue at the point of passage of title of inventory, which is generally at the time of shipment to the customer. Revenue related to services is recognized at the point the service has been rendered.

                         SURGICAL SAFETY PRODUCTS, INC.

                           DECEMBER 31, 1998 AND 1997

Note 1 - Summary of Significant  Accounting  Policies (Continued)
------   --------------------------------------------------------
Net Loss Per Share
------------------
Net loss per share has been computed in accordance with Statement of Financial Accounting Standards (FASB) No. 128, "Earnings Per Share," by dividing net loss by the weighted average number of shares outstanding during the period. Common stock equivalents have not been included in the computation of weighted average number of shares outstanding since the effect would have been anti-dilutive.

Stock Based Compensation
------------------------
The Company grants stock options for a fixed number of shares to employees and consultants. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations because the company believes the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company only recognized compensation expense to the extent that the fair value of the shares exceeds the exercise price of the stock option at the date of grant.

The Company recorded compensation expense related to the issuance of stock options in the amount of $91,113 for the year ended December 31, 1998. There were no stock options issued during the year ended December 31, 1997.

Impact of Recently Issued Accounting Standards
----------------------------------------------
In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. This Statement is not applicable to the Company as of December 31, 1998.


Note 2 - Property and Equipment
------   ----------------------
Property and equipment consisted of the following at December 31:

                                                  1998              1997
                                                  ----              ----
Property and equipment                            $ 90,703          $  38,982
Prototype molds                                     59,652             82,778
Leasehold improvements                               5,575
                                                   -------            -------
                                                   155,930            121,760
Less accumulated depreciation                       63,501             50,392
                                                   -------            -------
  Furniture and equipment, net                    $ 92,429          $  71,368
                                                    ======             ======

Total depreciation and amortization expense amounted to $36,234 and $14,014 for 1998 and 1997, respectively.

                         SURGICAL SAFETY PRODUCTS, INC.

                           DECEMBER 31, 1998 AND 1997

Note 3 - Line-of-Credit
------   --------------
Effective May 1997, the Company had established a line-of-credit in the amount of $100,000 with a financial institution at 1.5% above the prime rate, interest only payments are due monthly with an expiration date of May 2, 2017. The line is due on demand and is secured by inventory, accounts receivable, and equipment. The outstanding balance at December 31, 1998 and 1997 was $0 and $100,000, respectively. The interest rate at December 31, 1997 was 10.00%. The line-of-credit is personally guaranteed by the major stockholder.

Note 4 - Related Party Transactions
------   --------------------------
At December 31, 1997, the Company was indebted to the major stockholder in the amount of $197,720. In addition, the Company was indebted to an affiliated company owned by the major stockholder. The amount owed at December 31, 1997 was $36,000. Interest on the notes was 10.00%. At December 31, 1997, interest payable on these loans totaled $17,667. During fiscal 1998, an additional $23,000 was loaned to the Company by the major stockholder. The balance of the notes payable was repaid during fiscal 1998, and at December 31, 1998 there are no amounts due to related parties. Interest expense relating to these notes amounted to $9,882 and $15,314 for the years ended December 31, 1998 and 1997, respectively.

The Company leases office space from an entity owned by a major stockholder. See
Note 13.

Note 5 - Software Development Costs
------   --------------------------
During the fiscal year ended December 31, 1997, the Company focused its efforts in developing the software for its major product, OASiS. The company engaged the services of a software development company, and incurred significant costs related to the design and development of the software. The Company achieved technological feasibility in its development of the software in fiscal 1997.

For the year ended December 31, 1998, the Company incurred and capitalized expenditures relating to the enhancement of the software in the amount of $56,256. For the year ended December 31, 1997, the Company incurred expenditures related to software development of $162,409, of which $54,653 was capitalized, and the remainder of $107,756 was expensed. Amortization expense of software development costs amounted to $21,227 and $6,543 for the years ended December 31, 1998 and 1997, respectively.

Note 6 - Stock Option Plans
------   ------------------
Options granted under the 1994 and 1998 stock option plans are exercisable only after the respective vesting period which is two years from the date of grant under the 1994 plan, and determined by the Company's stock option committee under th 1998 plan. Options expire seven years from the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of

                         SURGICAL SAFETY PRODUCTS, INC.

                           DECEMBER 31, 1998 AND 1997

Note 6 - Stock Option Plans (Continued)
------   ------------------------------
grant using a Black-Scholes option pricing model with the following assumptions for 1998: risk- free interest rate of 5.0%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .20; and a weighted-average expected life of the option of three years. There were no options granted during the fiscal year ended December 31, 1997.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is charged to expense over the options' vesting period. The Company's pro forma information for the fiscal year ended December 31, 1998 is as follows:

  Proforma net loss                                           $ (837,065)
                                                                 --------
  Pro forma earnings per common share:
    Basic                                                     $   (0.080)
                                                                   ------

A summary of the Company's stock option activity and related information for the years ended December 31 follows:


                                         1998                   1997
                                ----------------------    --------------------


                                              Weighted                Weighted
                                              Average                 Average
                                              Exercise                Exercise
                                 Options      Price        Options    Price
                                 -------      --------     -------    --------
Outstanding at the beginning
  of the year                    4,512,431    $  0.32      4,512,431  $   0.32
Granted                            737,333       1.50
                                  --------    --------      --------   -------
Outstanding at the end
  of the year                    5,249,764    $  0.46      4,512,431   $  0.32
                                 =========       ====      =========      ====
Exercisable at the end of
  the year                       4,820,764    $  0.36      4,512,431   $  0.32
                                 =========       ====      =========      ====

Weighted-average fair value of
  options granted during the
  year                                        $  1.96                  $   -
                                                 ====                     ====

                         SURGICAL SAFETY PRODUCTS, INC.

                           DECEMBER 31, 1998 AND 1997

Note 6 - Stock Option Plans (Continued)
------   ------------------------------
The weighted-average exercise price and weighted-average fair value of options granted during 1998 was $0.96 and $0.75, respectively, for options whose exercise price exceeded the market price of the stock on the grant date. The weighted average exercise price and weighted-average fair value of options granted during 1998 was $1.75 and $2.33, respectively, for options whose exercise price was less than the market price of the stock on the grant date.

The following table summarizes information about the options outstanding at December 31, 1998:


                                         Weighted
                                         Average
                                         Remaining              Weighted
                       Number            Contractual            Average
Exercise Price         Outstanding           Life               Exercise Price
--------------         -----------       -----------            --------------
$ 0.32 to 0.48           4,511,931        2.50 years            $        0.32
          0.50              54,000        6.00 years                     0.50
  0.90 to 1.00             308,833        6.89 years                     1.00
  1.50 to 1.75             375,000        6.55 years                     1.73
                           -------                                       ----
  0.32 to 1.75           5,249,764        3.08 years            $       00.46
                         =========                                      =====



Note 7 - Common Stock Issuance
------   ---------------------
During the fiscal year ended December 31, 1998, the Company issued 492,500 shares of common stock in exchange for legal, computer hardware and software consulting services, and public relations services. Of the total issued, 90,000 shares were restricted stock. The value of the shares issued ranged from $0.15 - $1.75 per share based on either the fair market value of the shares at the time the agreement for services was executed, or the value of the services received, whichever was more estimable.

The Company also issued 520,000 shares of common stock in exchange for cash. The value of the shares issued ranged from $1.75 - $2.19 per share based on the fair market value of the shares at the time of issuance.

During the year ended December 31, 1997, the Company issued 250,000 shares of restricted common stock in exchange for the acquisition of the assets of Endex Systems, Inc. (See Note 9). The shares could not be sold for a period of two years; therefore the shares issued were valued at $.06 per share based on the value of the assets received.

                         SURGICAL SAFETY PRODUCTS, INC.

                           DECEMBER 31, 1998 AND 1997

Note 8 - Income Taxes
------   ------------
At December 31, 1998, the Company has net operating loss carryforwards of approximately $1,300,000 which expire during the years 2008 through 2012. The 1998 and 1997 tax benefits relating to the losses incurred in each year amounted to approximately $158,000 and $29,800, respectively. Based on the Company's financial history, there is no basis to conclude that the tax benefits will be realized. Therefore, the tax benefit that has been recorded in the accompanying financial statements for the years ended December 31, 1998 and 1997 has been offset by an allowance equal to the benefit.

Note 9 - Asset Purchase
------   --------------
On December 8, 1997, the Company purchased the assets of Endex Systems, Inc. for which it issued 250,000 shares of restricted common stock based on the fair value of the assets received. The Company purchased furniture, equipment and investments valued at approximately $14,000.


Note 10 - Realization of Assets
-------   ---------------------
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has sustained substantial losses and has minimal revenues for the current fiscal year.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to achieve profitable operations and to obtain additional sources of funds. Management believes the Company's prospects for profitability are significant, based on the development of OASiS, a proprietary product. The Company has aggressively promoted this product during fiscal year 1998 and anticipates revenues in fiscal 1999 related to the leasing of these units to medical facilities. Management is considering both equity and debt financing in the range of $2 to $5 million. Management believes these factors will provide the basis for significant growth and profitability in the near term.


Note 11 - Commitments
-------   -----------
On January 30, 1998, the Company entered into an agreement with a health care provider in which the provider will perform clinical testing of ten surgical or medical products submitted by the Company. The agreement is for a term not to exceed five years and requires the Company to pay the health care provider a fixed amount of $25,000 for each of the ten studies. The agreement further provides that the Company is obligated to pay the provider $250,000 over the term of the agreement in the event the Company determines not to have the provider perform the clinical testing. The Company did not submit any products for clinical testing during the fiscal year ended December 31, 1998.

In November 1998, the Company entered into an agreement with a vendor to manufacture 20 units of its OASiS system for a total of $133,000. At December 31, 1998, the Company had paid 50% or $66,500 to the vendor and received a partial

                         SURGICAL SAFETY PRODUCTS, INC.

                           DECEMBER 31, 1998 AND 1997

Note 11 - Commitments (Continued)
-------   -----------------------
shipment of units. The remaining balance of $66,500 is payable upon receipt of the remaining units.


Note 12 - Concentrations
-------   --------------
During the year ended December 31, 1998, the company derived 93% of its revenue from technical services provided to one customer. The Company derived 99% of its revenues from the sale of medical products sold to one customer during the year ended December 31, 1997.


Note 13 - Lease Commitments
-------   -----------------
On June 1, 1998, the Company entered into an agreement to lease office space from an affiliated entity. The lease term expires on May 21, 2000 with automatic one year renewals. Minimum lease payments are as follows for the fiscal years ending:

                  1999                             $    42,000
                  2000                             $    17,500

Rent expense for the fiscal years ending December 31, 1998 and 1997 amounted to $30,750 and $6,912, respectively.

The Company also leases office equipment. The lease term is for 60 months and expires October 2003. Monthly payments are $344. Minimum lease payments are as follows for the fiscal years ending:

                  1999                             $     4,128
                  2000                                   4,128
                  2001                                   4,128
                  2002                                   4,128
                  2003                                   3,440


Note 14 - Year 2000 Issue
-------   ---------------
The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism, including date sensitive software which uses only two digits to represent the year, may recognize the date, using 00, as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

Management has reviewed its current internal systems and is in the process of upgrading its

                         SURGICAL SAFETY PRODUCTS, INC.

                           DECEMBER 31, 1998 AND 1997

Note 14 - Year 2000 Issue (Continued)
-------   ---------------------------
accounting system to be Year 2000 compliant. The Company purchased new hardware in 1998 that is Year 2000 compliant. Management does not anticipate any significant additional costs that would relate to upgrading its systems to support the Year 2000.

Further, management does not believe the Year 2000 will impact the operation of the OASiS system since the software for this system does not rely on legacy applications or subsystems. OASiS is designed to handle dates in the form of a two digit month and day and a four digit year, thus avoiding the Year 2000 problem.

The Company believes it has disclosed all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's operations or financial condition.

                                   SUPPLEMENTARY INFORMATION

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION
            ---------------------------------------------------------



The Board of Directors
Surgical Safety Products, Inc.


We have audited the accompanying financial statements of Surgical Safety Products, Inc. as of and for the years ended December 31, 1998 and 1997, and have issued our report thereon dated March 12, 1999. Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary schedules of operating expenses are presented for purposes of additional information and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the examination of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.




Sarasota, Florida
March 12, 1999

                         SURGICAL SAFETY PRODUCTS, INC.

                         SCHEDULES OF OPERATING EXPENSES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                 1998                1997
                                                 -------             -------
Accounting and legal                         $    58,260         $    16,761
Advertising                                      103,281              12,507
Contract labor                                    28,950               2,137
Meetings/conventions                              27,694               9,749
Depreciation and amortization                     57,461              20,557
Salaries and related expenses                    368,417             115,193
Travel and entertainment                          18,087               8,426
Postage                                            4,953               5,772
Insurance                                         11,542               9,479
Equipment rental                                   7,724               3,778
General and administrative                        18,201              11,428
Rent                                              30,750               6,912
Repairs and maintenance                            4,188               5,467
Samples and supplies                               3,195
Supplies                                          22,606               8,416
Taxes                                              1,615                 998
Telephone                                         15,526               6,397
Utilities                                                                838
                                                 -------             -------
                                             $   782,450         $   244,815
                                                 =======             =======

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company has used the accounting firm of Kerkering, Barberio & Co., P.A. since 1993. There address is 1858 Ringling Boulevard, Sarasota, Florida 34236. This firm began providing audited financial statements for the Company in 1994. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Kerkering, Barberio & Co., P.A. through the date hereof.

                                           PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                                Age            Position(s) with Company

Dr. G. Michael Swor                 40             Chairman and Treasurer
4485 S. Shade Avenue
Sarasota, FL 34237

Frank M. Clark (1)                  66             Director, CEO and President
7313 Oak Leaf Way
Sarasota, FL 34241

Donald K. Lawrence (1)              35             Director, Executive Vice
716 Edgemer Lane                                   President and Secretary
Sarasota, FL 34242

David Collins  (1)                  57             Director and Acting Chief
6210 Sun Boulevard                                 Financial Officer (2)
St. Petersburg, FL 33715

James D. Stuart                     40             Director
880 Jupiter Park Drive
Suite 14
Jupiter, FL 33458

Irwin Newman                        50             Director
1515 SW 22nd Avenue Circle
Boca Raton, FL 33486

Sam Norton                          39             Director
1819 Main Street
Suite 610
Sarasota, FL 34236

David Swor                          66             Director
6385 Presidential Court
Suite 104
Fort Meyers, FL 33919

Tom DeCesare                        66             Director
15316 Gulf Boulevard
#802
Madiera Beach, FL 33708

Dr. William B.Saye (1)              59             Director and Medical Director
4614 Chattahoochee Crossing                        of ALTC VirtualLabs
Marietta, GA 30067


(1) Except for Mr. Clark, Mr. Lawrence, Dr. Saye and Mr. Collins, who had no role in founding or organizing the Company, the above-named persons may be deemed to be "promoters" and "parents" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Act.

(2) Mr. Collins is not engaged as a full time employee of the Company. He is devoting and will continue to devote such time as required to fulfill the obligations as the Company's Acting Chief Financial Officer. At such time as the Company has sufficient additional revenue or is successful in securing additional funding from outside sources, it is intended that Mr. Collins will be employed by the Company as the Chief Financial Officer and that he will devote his full time to the business of the Company.

     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

     There are no family relationships between or among the executive officers and directors of the Company except that David Swor is Dr. G. Michael Swor's father and Tom DeCesare is Dr. Swor's father-in-law.

Business Experience

     G. Michael Swor, M.D., M.B.A, age 40, has served as Chairman of the Board and Medical/Technical Advisor of the Company since its inception in 1992 and has served as Treasurer to the Company since June, 1998.

     Dr. Swor, a board certified, practicing physician with a specialty in OB/GYN, is the founder of Surgical. From 1992 until June 12, 1998, Dr. Swor also served as President and CEO. With a Masters in Business Administration, Dr. Swor's duties for the Company include investor relations, corporate financing, and overall corporate policy and management. He is a clinical assistant professor in the OB/GYN department at University of South Florida. Dr. Swor was the inventor of SutureMate(R) and Prostasert(TM) and the original holder of the patents issued to each of these products. Dr. Swor has written numerous articles, published the "Surgical Safety Handbook," and given numerous lectures on safety and efficiency in the surgical environment. His professional affiliations include American College of Surgeons, American College of Obstetrics and Gynecology and the Florida Medical Association. From 1996 until the present, Dr. Swor has acted as an independent consultant for Concise Advise which provides consulting services related to product development, patent, research, distribution, joint venture, mergers and other business issues. From 1994 through 1996, Dr. Swor oversaw the operation of WDC. From 1987 through 1995,Dr. Swor was the managing partner of Women's Care Specialists/Physicians

Services Inc. where he oversaw four (4) physicians, two (2) practitioners and a staff of over twenty five (25). From 1987 through 1992, Dr. Swor was a partner and board member of Women's Ambulatory Services, Inc., a diagnostic testing facility. From 1982 through 1985, Dr. Swor was the President of University of Florida at Jacksonville, Health Sciences Center resident staff association with over 200 members. Dr. Swor received a B.A degree in 1978 from the University of South Florida, a M.D. degree from the University of South Florida College of Medicine in 1981, and an M.B.A. degree from the University of South Florida in 1998. From 1981 through 1985 he received his training in OB/GYN from the University of Florida Department of Obstetrics and Gynecology in Jacksonville, Florida. He has received several special achievement awards including being honored by the University of South Florida in May, 1998 with the Alumni Award for Professional Achievement.

     Frank M. Clark, age 66, has served as a Director, CEO and President since June, 1998.

     Mr. Clark is responsible for the day to day operations of the Company and is responsible for new product development and manufacturing and manages new business ventures, including mergers, acquisitions, joint ventures, strategic alliances and licensing/distribution agreements for the Company. From 1991 to 1997, Mr. Clark was Chairman and CEO of Corporate Consulting Services Group where his primary activities were providing consulting services to start-up companies, under-performing companies and training people in career transitions. From 1984 to 1991, Mr. Clark was COO and Executive Vice President of Right Associates, a consulting firm with responsibilities for business development with Fortune 100 corporations for which he acted. He acquired a Los Angeles based consulting firm and became the Managing Principal. From 1981 to 1984, Mr. Clark was a Vice President of National Medical Care, a subsidiary of W.R. Grace, Inc. where his innovative marketing leadership helped the company recapture a dominant share of the dialysis market. From 1978 to 1981, Mr. Clark served as President, Corporate Vice President and a Director of R.P. Scherer, Inc., the world's leading producer of soft gelatin capsules where he was in charge of worldwide businesses. From 1959 to 1984, Mr. Clark was employed by Johnson & Johnson, Inc., first with Ethicon, Inc. where he served as a Vice President and Director, then with Ethnor Medical Products where he was a Vice President, General Manager and a Director and then with Stimulation Technology, where he served as Executive Vice President and a Director. From 1956 to 1958, Mr. Clark was employed by Federated Department stores in the executive training program at Bloomingdales in New York City. Mr. Clark received a certificate from Teachers College in Connecticut in 1955.

     Donald K. Lawrence, age 35, has served as a Director, Vice President, Sales & Marketing and Secretary since May, 1997 and Executive Vice President since January, 1998.

               Mr. Lawrence's responsibilities include sales management, market planning, advertising, and management for Compliance PlusTM products and most recently he has become the Executive Director of OASiS. His arrival to the Company was facilitated by the Company's acquisition in 1997 of InterActive PIE Multimedia, Inc., of which Mr. Lawrence was founder and Chief Executive Officer. From February 1996 until February 1997, Mr. Lawrence was the CEO of InterActive PIE. From December 1991 until February 1996, Mr. Lawrence was employed by Ethicon Endo-Surgery/Johnson & Johnson as a surgical sales representative. From July 1989 until December 1991, Mr. Lawrence acted as a surgical sales representative for Davis and Geck. Prior to entering the area of medical device sales, from February 1985 until July 1989, Mr. Lawrence was an account executive with DHL Worldwide Express. During college, Mr. Lawrence was an independent dealer for Southwestern Publishing Co. Mr Lawrence received a B.S degree in Marketing and Communications in 1984 from Appalachian State University.

     David Collins, age 57, has served as a Director since January 1999 and its Acting Chief Financial Officer since March 1999.

     Mr. Collins responsibilities include overseeing the financial affairs of the Company on a part time basis and he is currently engaged as a consultant to the Company. Mr. Collins devotes such time as is necessary to fulfill his duties to the Company. During 1997 and 1998, Mr. Collins was Controller for the Sales and Marketing Division for GES Exposition Services, a subsidiary of the NYSE listed Viad Corporation. From 1993 to 1996, Mr. Collins was General Manager and Chief Financial Officer of Spectra Services Corporation. From 1989 to 1992, Mr. Collins was a Partner and Consultant to Quantum Corporation, a venture capital firm. From 1977 to 1988, Mr. Collins rose from Controller to Vice President of Finance (1982) and then to Vice President of Finance and Chief Financial Officer
(1984) of R.P. Scherer Corporation, a NYSE listed company. From 1975 to 1977, Mr. Collins was Vice President and Controller of Wheelhorse Products, a subsidiary of American Motors/Chrysler. From 1971 to 1975, Mr. Collins rose from Controller of the Midwest Dental Division to Vice President and Controller of the American Hospital Division of American Hospital Supply Corporation (1974). From 1969 to 1971, Mr. Collins was a Senior Auditor and Consultant in Public Accounting with Deloitte & Touche. Mr. Collins received a BSBA from Northwestern University in 1964 and a MBA from the Kellogg Graduate School of Management at Northwestern University in 1967. He became a Certified Public Accountant in the State of Illinois in 1971.

     James D. Stuart, age 40, has served as a Director since 1993, initially acting as Director of Marketing and Sales.

     Mr. Stuart served as Executive Vice President from 1993 until June, 1998 and initially acted as the Director of Marketing and Sales. During his time as an officer of the Company, Mr. Stuart was responsible for new product development and manufacturing and manages new business ventures, including mergers, acquisitions, joint ventures, strategic alliances and licensing/distribution agreements for the Company. From November 1994 until July 1996, Mr. Stuart acted as President and CEO of WDC and was responsible for managing and operating the facility. From March 1986 until May 1993, Mr. Stuart was employed by Liquid Air Corporation, Buld Gases Division first as a Business Manager for South Florida and then as a Program Manager for Food Freezing. From February 1981 until February 1986, Mr. Stuart was employed by NCR Corporation in the Systemedia Division initially as a Territory Manager and then as a Senior Account Manager. Mr. Stuart received a B.A. degree in marketing in 1980 from the University of South Florida.

     Irwin Newman, age 50, has served as a Director since 1993

     Currently, Mr. Newman provides financial advisory services to the Board of Directors. From 1993 until the present, Mr. Newman served as the Senior Vice President of Finance for Falcon Marketing & Management, Inc. From 1993 to the present, Mr. Newman has served as the President of Jenex Financial Services, Inc. ("Jenex"), an affiliate of Falcon Marketing & Management Inc. Mr. Newman is the principal of Jenex. Mr. Newman is and has been a practicing attorney since 1973. From 1993 to 1998, Mr. Newman served as Vice President and General Counsel for Boca Raton Capital Corporation, a publicly owned, NASDAQ listed investment holding company where he completed an Initial Public Offering for a $4 million subsidiary, completed a $3.5 million secondary offering and was responsible for shareholder and investor relations. From 1983 to 1988, Mr. Newman served with the New York Stock Exchange firms of Gruntal & Co. and Butcher and Signer, specializing in common and preferred stocks, options, municipal and corporate bonds and GNMA's. During this period, he broadcast a daily television market comments program over the Financial News Network. Mr. Newman received a B.S. degree in Business Administration from Syracuse University in 1970 and a J.D. degree from the University of Florida in 1973.

     Sam Norton, age 39, has served as a Director since 1992.

     Mr. Norton provides business and legal advisory services to the Board of Directors. Mr. Norton is an attorney with the firm Norton, Gurley, Hammersley & Lopez, P.A. in Sarasota, Florida. Mr. Norton practices primarily in the areas of real estate, banking, corporate and business transactions and is a Florida Bar board certified real estate specialist, having earned such certification in 1991. He has practiced law in Sarasota since 1985 and is the past Chairman of the Joint Committee of the Sarasota Board of Realtors/Sarasota County Bar Association. Mr. Norton is active in Sarasota civic organizations and currently serves as a member of the Board of Directors of Sarasota Bank. Mr. Norton graduated from the University of Florida in 1981 and earned a J.D. degree from Stetson University School of Law in 1984 where he graduated Cum Laude. While in law school, Mr. Norton was chosen to serve on the Law Review. He was admitted to the Florida Bar in 1985.

     David Swor, age 66, has served as a Director since 1992.

     Mr. Swor, who is the father of Dr. Swor, provides business advisory services for the Board of Directors. From 1985 until the present, Mr. Swor had been engaged in the real estate brokerage business as the owner of Swor, Inc. The firm specializes in the development of commercial real estate properties along with operating other related business interest, holdings and investment properties. From 1992 to the present, Mr. Swor has been a member of the Board of Directors of SunTrust Bank in Sarasota, Florida. From 1974 until 1985, Mr. Swor was a co-owner of the real estate firm of Swor & Santini, Inc. which specialized in commercial real estate and investments. From 1973 until 1975, Mr. Swor was a realtor with Russ Gorgone, Inc.. From 1971 until 1973, Mr. Swor was Vice President and co-owner of Carroll Oil Company, which operated a Texaco distributorship in Fort Myers, Florida. From 1959 until 1971, Mr. Swor was a salesman for Texaco and from 1958 until 1959, Mr. Swor was in advertising sales for the Orlando Sentinel Star. Mr. Swor received a B.A. degree from the University of Kentucky in 1955 and holds teaching certificates from the states of Kentucky and Florida.

     Tom DeCesare, age 66, has served as a Director since 1992.

     Mr. DeCesare, who is the father in law of Dr. Swor, provides business advisory services for the Board of Directors. Mr. DeCesare has been the Mayor of Madeira Beach, Florida since August 1993. Prior to that time, he served as Vice Mayor from April 1993 and as a Commissioner from April 1991 until April 1993. From 1967 until 1987, was employed by Metropolitan Life Insurance Company where he ended his career as a Vice President. Mr. DeCesare received a Bachelor of Arts degree from the University of Minnesota in 1959.

     William B. Saye, MD, FACOG, FACS, age 59, has served as Medical Director of ALTC VirtualLabs since November 1998 and as a Director since January, 1999.

     Dr. Saye is the founder, CEO and Medical Director of ALTC. ALTC was started in 1990. Dr. Saye is also the Clinical Assistant Professor of OB/GYN for Emory University School of Medicine in Atlanta, Georgia. Dr. Saye, with another pioneering surgeon, made medical history when he performed the first laparoscopic cholecystectomy (removal of the gall bladder) in the United States. In the past nine (9) years, Dr. Saye has been instrumental in training more than 15,000 surgeons in various laparoscopic techniques and spearheaded the development of a new minimally invasive therapy, laparoscopic Doderlien hysterectomy. Dr. Saye received a BS from Georgia Institute of Technology in 1962 and his MD degree from Tulane University Medical School in 1965. Dr. Saye is board certified in Obstetrics and Gynecology and in Advance Operative Paparoscopy. Dr. Saye is the author of numerous articles on laparoscopic surgery and techniques.

Scientific Advisory Board

     In addition to the officers and directors of the Company, Surgical has a scientific advisory board which has provided advisory input on products, research and educational projects for the Company. Inactive members of this board can be called on to address issues which arise in ongoing research and development projects. Active/Inactive status depends upon the level of participation in the Company's current activities. Scientific Advisory Board members receive no salaries for their services but are compensated for any reasonable out of pocket expenses incurred on behalf of the Company. Included on such board are the following:

Mark Davis, M.D.
OB/GYN Physician & Safety Consultant
DeKalb Medical Center
Atlanta, Georgia

Donna Haiduven, RN/C.I.C.
Infection Control Specialist
Santa Clara Valley Medical Center
San Jose, California

Robert Morrison, M.D.
Optometrist/Chairman, Morrison International
New York, New York

Gail Lebovic, M.D. (Inactive)
Breast Surgeon
Co-Founder, Bay Area Breast Center
Palo Alto, California

Sharon Tolhurst, RN, MBA
Director, Cape Surgery Center
Sarasota, Florida

John Nora, M.D.
General Surgeon
Sarasota, Florida

George Maroulis, M.D. (Inactive)
Professor, University of South Florida
College of Medicine, Department of OB/GYN

Marguerite Barnett, M.D. (Inactive)
Plastic Surgeon
Venice, Florida

Ruth Dyal, M.D. (Inactive)
OB/GYN, Women's Care Specialists
Sarasota, Florida

Neil Pollack, M.D.
OB/GYN, Women's Care Specialists
Sarasota, Florida

Michael Shroder, M.D.
OB/GYN, Women's Care Specialists
Sarasota, Florida

Galen Swartzendruber, M.D.
OB/GYN, Women's Care Specialists
Sarasota, Florida

Phyliss Barber
FDA Compliance Consultant
Sarasota, Florida

Anne Johnson, O.R.T.
Surgical Technician
Columbus, Ohio

Andrew Garlisi, M.D.
Emergency Medicine
LaPorte, Indiana

Dr. Nathan Belkin
Former Researcher and Author in the infection control field

Scott Silverstein, M.D.
Occupational Health and Information Systems Specialist
Wilmington, Delaware

Gail Vallone
Operating Room Technologist
Las Vegas, Nevada

OASiS Medical Advisory Panel

     In addition to the officers and directors of the Company, Surgical has a medical advisory panel which approves, edits and contributes to content information for the OASiS system. Medical Advisory Panel members receive no salaries for their services but are compensated for any reasonable out of pocket expenses incurred on behalf of the Company. Included on such panel are the following:

Michael Abidin, MD
Nathan Belkin, PhD
Trish  Carlson, RN, CEN, CFRRN
Dorothy  Corrigan, RN
Mark  Davis, MD
Donna Haiduven, BSN, MSN, CIC
Pamela Hart, CLS
Richard  Howard, MD
James Li, MD
Mark Lipman, MD
James A. McGregor, MD CM
Trista Negele, MD
Heidi M. Stephens, MD
Pam Tenaerts, MD
Steven Weinstein, MT

     (b) Section 16(a) Beneficial Ownership Reporting Compliance

     No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.  Executive Compensation

                                                      Long Term Compensation
                                                  ------------------------------

                       Annual Compensation           Awards              Payouts
            ---------------------------------    ---------------------   -------

(a)         (b)      (c)      (d)      (e)       (f)         (g)         (h)       (i)
Name                                   Other     Restricted  Securities            All Other
and                                    Annual    Stock       Underlying  LTIP      Compen-
Principal            ($)      ($)      Compen-   Award(s)    Options/    Payouts   sation ($)
Position    Year     Salary   Bonus    sation    ($)                               (1)
---------------------------------------------------------------------------------------------
G.          1996     -                                                             5,280
Michael     1997     -                                                             4,877
Swor,       1998     32,500                                                        5,400
Chairman
of the
Board
and
Treasurer
(2)
---------------------------------------------------------------------------------------------
Frank M.    1996     -
Clark       1997     -
President   1998     32,731                      50,000      70,417
and CEO
(3)
---------------------------------------------------------------------------------------------
Donald      1996     -
K.          1997     16,675                      13,657
Lawrence    1998     57,278                                  17,604
Executive
Vice
President
(4)
---------------------------------------------------------------------------------------------
James D.    1996     49,536                                                        8,944
Stuart      1997     47,166                                                        5,676
Former      1998      6,000                                                        4,020
Executive
Vice
President
(5)
---------------------------------------------------------------------------------------------

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employee.

(2) Dr. Swor did not receive any salary prior to June 1998 at which time the Company and he executed an Employment Agreement for a salary of $60,000 per year. Other compensation includes life insurance paid by the Company.

(3) Mr. Clark executed an Employment Agreement with the Company in June 1998 for an annual salary of $60,000. As a signing bonus, Mr. Clark received 50,000 shares of restricted stock in the Company which is valued at $50,000 and options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.75 per share. The Company's options have no current trading value.

(4) Mr. Lawrence executed an Employment Agreement with the Company in May 1997 for an annual salary of $50,000. As consideration for the acquisition of the assets of Endex, Mr. Lawrence received 250,000 shares of restricted stock in the Company. Such shares were valued at the asset value of $13,657. In June 1998, the Company granted Mr. Lawrence options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.75 per share. The Company's options have no current trading value.

(5) Mr. Stuart acted as the Executive Vice President of the Company until June, 1998. Other compensation includes a portion of his health insurance premiums which were paid by the Company and life insurance.

Year End Option Values for Executive Officers


Name              Exercised      Value Realized    No. of          Value of
                                                   Unexercised     Unexercised
                                                   Exercisable/    Exercisable/
                                                   Unexercisable   Unexercisable
--------------------------------------------------------------------------------
G. Michael        0              0                 3,850,686/      473,634/
Swor                                                0               0

Frank M. Clark    0              0                 200,000/         0/
                                                    0               0

Donald K.         0              0                 100,000/         0/
Lawrence                                            0               0

James D. Stuart   0              0                  (1)            (1)



(1)  Mr. Stuart was not an executive officer at the year end 1998 and the number
     of  unexercised   exercisable/unexercised  and  the  value  of  unexercised
     exercisable/unexercised options were not included in this table.

     In November 1998, the Company entered into a seven (7) year collaborative agreement with Dr. William B. Saye, the Medical Director and CEO of the Advanced Laparoscopy Training Center in Marietta, Georgia ("ALTC") under which the Company acquired the "digital rights" of ALTC and the resulting amalgam as it relates to surgical education and marketing rights to the ALTC database. Under this agreement, Dr. Saye became a member of the Company's Board of Directors and agreed to act as the Medical Director of ALTC VirtualLabs. Dr. Saye is to be compensated for travel expenses and will be paid an honorarium of $2,500 per day when his services are requested by Surgical. In addition, Dr. Saye was awarded stock options to purchase up to 1,000,000 shares of the Company's Common

Stock over the period, 300,000 of which were issued upon the execution of the agreement, and the balance of which are issuable monthly. The intention of the agreement is that any educational activity involving ALTC or Dr. Saye on the Internet or other digital presence would be the property of and under the control of Surgical.

     Except for certain shares of the Company's Common Stock issued and sold and options granted to the ten (10) executive officers and/or directors of the Company in consideration for various cash, loans and services performed for the Company by each of them, and rent paid to a company controlled by Dr. Swor for the Company's facility, cash or non-cash compensation in the amount of $276,083 was awarded to, earned by or paid to executive officers or directors of the Company for all services rendered in all capacities to the Company since January 1, 1996.

     The Company has adopted an Employee Stock Option Plan and a Consultant Stock Option Plan.

Employee Contracts and Agreement

     The Company has entered into Employee Agreements with Dr. Swor, Mr. Clark and Mr. Lawrence.

     The agreement with Dr. Swor was entered into on June 15, 1998. Dr. Swor is employed as the Treasurer and Medical Director of the Company at an annual salary of $60,000. The agreement is for a term of one (1) year, which term is renewable year to year unless either party provides notice to the other within fourteen (14) days prior to the expiration that it seeks to terminate the agreement. Dr. Swor is required to devote such time as is required to fulfill his duties to the Company. Dr. Swor is reimbursed reasonable and necessary expenses incurred on behalf of the Company. Prior to the execution of this agreement, Dr. Swor received no salary for his services to the Company since its inception.

     The agreement with Mr. Clark was entered into on June 15, 1998. Mr. Clark is employed as the President and CEO of the Company for a term of one (1) year at a salary of $60,000, which term is renewable year to year unless either party provides notice to the other within fourteen (14) days prior to the expiration that it seeks to terminate the agreement. Mr. Clark is required to devote such time as is required to fulfill his duties to the Company. Mr. Clark is reimbursed reasonable and necessary expenses incurred on behalf of the Company. Mr. Clark received a signing bonus of 50,000 shares of restricted stock in the Company and was granted options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.75 per share.

     The agreement with Mr. Lawrence was entered into on April 1, 1997. Mr. Lawrence is employed as the Marketing Director of the Company for a term of one
(1) year at a salary of $50,000, which term is renewable year to year unless either party provides notice to the other within fourteen (14) days prior to the expiration that it seeks to terminate the agreement. Commencing January 1, 1998, Mr. Lawrence became the Executive Vice President of the Company. Mr. Lawrence is required to devote such time as is required to fulfill his duties to the Company. Mr. Lawrence is reimbursed reasonable and necessary expenses incurred on behalf of the Company.

Key Man Life Insurance

     The Company currently does not maintain key-man life insurance coverage on any of its officers or directors. However, the Company is the named beneficiary of a key-man life insurance policy currently owned by Dr. Swor.

Employee and Consultants Stock Option Plans

Employee Stock Option Plan

     On July 21, 1994, the Board of Directors adopted an Employee Stock Option Plan which is available to employees and Directors of the Company ("ESOP"). Pursuant to the ESOP, employees are given the opportunity to purchase a designated number of shares of the Company's common stock at a pre-set flat rate. The options are granted for a period of seven (7) years and are not transferable except by will or laws of descent and distribution. The options may not be exercised unless the Company has filed an effective registration statement on Form S-8 relating to the shares underlying the option. As to employees who are not also directors, such employees must agree to remain with the Company for a period of two (2) years from the date the option is granted. In the event that such employee is terminated during such two (2) year period for cause or at the request of the employee, to the extent any options have not been exercised, the options terminate immediately upon the termination of the employee. If termination is for any other reason, the employee has two (2) months from the date of termination to exercise. In the case of death, the options must be exercised within the lesser of (i) three (3) years from the date of death or (ii) five (5) years from the option issuance date. In the case of the capital restructure of the Company, the options are effective as if exercised prior to the capital restructuring event. The employee is limited to exercise the equivalent of $100,000 of Common Stock in the Company in any calendar year.

     In January, 1998, the Board of Directors revised the term of the ESOP ("1998 Revised ESOP"). Under the revised plan, the term is now determined by a Committee consisting of Frank Clark, Thomas DeCesare and Sam Norton (the "Stock Option Committee"). The Stock Option Committee is evaluating recommendations for adjusting stock compensation for the Company employees and consultants.

     In January, 1999, the Board of Directors further revised the ESOP ("1999 Revised ESOP"). Under the further revised plan which is designated the "Surgical Safety Products 1999 Stock Option Plan", employees qualify for issuance of Incentive Stock Options under Section 422 of the Internal Revenue Code, as amended, Non-incentive Stock Options and Reload Options. Directors, consultants and advisors who are issued options under the plan only qualify for Non-incentive Stock Options and Reload Options. All of the options under this plan terminate ten (10) years (except those issued to 10% or more shareholders, in which case they terminate in five (5) years) from issuance and vest for employees at the rate of one-third each year for three (3) years and vest as established by the Stock Option Committee for Directors, Consultants and Advisors. The plan is overseen by the Board of Directors or the Stock Option Committee and all issuances are at fair market value as defined in the plan (and 110% of fair market value in the case of a 10% or more shareholder). The plan provides the exercise rights on death, disability or termination of employment. The Company may, at its option, provide change of control rights to designated persons and if granted, the option holder is entitled to certain cash payments on all options granted whether or not vested if the Company changes control.

     Pursuant to the ESOP, the Company has granted options to purchase 4,166,316 shares of the Company's Common Stock representing proceeds on exercise of $1,320,000 under the 1994 ESOP, 708,333 shares of the Company's Common Stock representing proceeds on exercise of $683,333 under the 1998 Revised ESOP (without regard to the additional options to Dr. Saye which accrue at the rate of 8,333 per month) and 193,000 shares of the Company's Common Stock representing proceeds on exercise of $193,000 under the 1999 Revised ESOP to date as follows:


Employee              Date Option     No. of           Exercise Price    Term
                        Granted       Share subject                      Years
                                      to Exercise
1994 ESOP (1)

G. Michael Swor (2)   07/21/94        3,850,686        $ .317             7

Irwin Newman (3)      07/21/94           63,126        $ .317             7

James D. Stuart       07/21/94           63,126        $ .317             7

Samuel Norton         07/21/94           63,126        $ .317             7

David Swor            07/21/94           63,126        $ .317             7

Thomas DeCesare       07/21/94           63,126        $ .317             7


1998 Revised ESOP

Frank M. Clark (4)    06/15/98          200,000        $1.00              7

Donald L. Lawrence(4) 06/15/98          100,000        $1.00              7

Stacy Quaid (4)       01/01/98           50,000        $0.50              7

Mike Williams (4)     08/03/98           50,000        $1.00              7

William B. Saye (5)   11/20/98          308,333        $1.00              7


1999 Revised ESOP

G. Michael Swor (2)    1/01/99           10,000        $1.00              10

Frank M. Clark         1/01/99           10,000        $1.00              10

Donald L. Lawrence     1/01/99           10,000        $1.00              10

Mike Williams          1/01/99            5,000        $1.00              10

Mike Williams          1/08/99           50,000        $1.00              10

Leann Lafko-Spofford   1/01/99            5,000        $1.00              10

Leann Lafko-Spofford   1/08/99           50,000        $1.00              10

Stacy Quaid            1/01/99            3,500        $1.00              10

Stacy Quaid            1/08/99           21,500        $1.00              10

Eric Hill              1/01/99            3,000        $1.00              10

Eric Hill              1/08/99           25,000        $1.00              10

--------------------------------------------------------------------------------
(1) The options granted under the 1994 ESOP have been adjusted to reflect the new conversion rate in accordance with the capital restructuring provision which came into effect when Surgical Safety Products, Inc. of Florida merged into Sheffeld Acres, Inc., the surviving New York corporation.

(2) Dr. Swor received options for 63,126 shares of the Company's Common Stock as a Director and options for 3,787,560 shares of the Company's Common Stock in exchange for transfer of patents and rights to existing patent concepts. Dr. Swor was granted Non Incentive Stock Options under the 1999 Revised ESOP.

(3) In addition to the options granted to Mr. Newman for 63, 126 shares of the Company's Common Stock as a Director of the Company, options to purchase up to 315,630 shares of the Company's Common Stock were granted to Jenex Financial Services, Inc., a company of which Mr. Newman is the principal. Jenex is a financial service company which was issued the options under the Company's 1994 CSOP.

(4)  Each of these four (4) employees  received  their  options as a bonus;  Mr.
     Clark's as an additional incentive to join the Company as its CEO, Mr. Lawrence and Ms. Quaid in consideration of outstanding services to the Company for the prior year and Mr. Williams as an additional incentive to join the Company as the Sales Manager. Although the options granted to Mr. Clark, Mr. Lawrence and Mr. Williams were exercisable at $1.75 per share, the Board of Directors on January 20, 1999 voted to reduce the exercise price to $1.00. Since the change was made after December 31, 1998, the original exercise price was used in the financial statements for purposes of determining weighted averages. In addition, the Board of Director at the January 1999 meeting increased the term of Mr. Clark's options from one (1) to seven (7) years.

(5) Dr. Saye received 300,000 issued on November 20, 1998. Dr. Saye is to receive additional 100,000 options per year on a monthly basis. Accordingly, 8,333 options are attributable for the month of December 1998. The exercise price for the options is $1.00 for year one, $1.50 for year two, $2.00 for year three and $2.50 for years 4 through 7.

     On July 21, 1994, the Board of Directors also adopted a Consultant Stock Option Plan which is available to certain consultants who provide services to the Company ("CSOP"). Pursuant to the CSOP, consultants are given the opportunity to purchase a designated number of shares of the Company's common stock at a pre-set flat rate. The options are granted for a period of seven (7) years and are not transferable except by will or laws of descent and distribution. The options may not be exercised unless the Company has filed an effective registration statement on Form S-8 relating to the shares underlying the option. In the event the consultant's services are terminated, such consultant has two (2) months from the date of termination in which to exercise and in the case of death, the estate has the lesser of (i) three (3) years from the date of death or (ii) five (5) years from the option issuance date in which to exercise. In the case of the capital restructure of the Company, the options are effective as if exercised prior to the capital restructuring event. There are no yearly limitation on the amount of options which may be exercised by consultants.

     In January, 1998, the Board of Directors revised the term of the CSOP ("1999 Revised CSOP"). Under the revised plan, the term is now determined by the Stock Option Committee. The 1998 CSOP requires that the options are not exercisable for a period of two (2) years from issuance

     In January, 1999, the Board of Directors adopted the 1999 Revised ESOP which covers consultants and advisors to the Company.

     Pursuant to the CSOP, the Company has granted options to purchase 346,115 shares of the Company's Common Stock representing proceeds of $110,700 to the Company under the 1994 CSOP, options to purchase29,000 shares of the Company's Common Stock representing proceeds of $39,500 to the Company under the 1998 Revised CSOP and 115,000 shares of the Company's Common Stock representing proceeds of $115,000 under the 1999 Revised ESOP to date as follows:


Consultant/                  Date       No. of           Exercise Price    Term
Services Rendered            Option     Share subject                      Years
                             Granted    to Exercise
1994 CSOP(1)

Danielle Chevalier           07/21/94     3,156           $ .317           7
   For marketing assistance
   at conventions

Donna Haiduven               07/21/94    15,782           $ .317           7
   For medical advisory and
   clinical studies

Jenex Financial Services
Inc. (2)                     07/21/94   315,630           $ .317           7
   For financial advisory and
   corporate financing
   consulting services

Leann Swor                   07/21/94     6,313           $ .317           7
   For marketing assistance
   at conventions

Loren Schuman                07/21/94     4,734           $ .480           7
   For marketing consulting
   services

Bruce Cohen                  01/24/95       500           $0.90            7
   Performed business
   valuations of acquisition
   candidates

1998 Revised CSOP

Danielle Chevalier           01/01/98     2,000           $0.50            7
   For marketing assistance
   at conventions

Leann Swor                   01/01/98     2,000           $ .050           7
   For marketing assistance
   at conventions

T.T. Communications          10/15/98    25,000           $1.50            7
   For investor relations
   services


1999 Revised ESOP
David Collins (3)             1/01/99   10,000           $1.00             10
   For financial consulting
   services

David Collins (3)             1/19/99   65,000           $1.00             10
   For financial consulting
   services

Scott Heap, Ad-Vantagenet     1/8/99    20,000           $1.00             10
   For OASiS development
   services

Ray Villares, Ad-Vantagenet   1/8/99    20,000           $1.00             10
   For OASiS development
   services

--------------------------------------------------------------------------------
(1) The options granted under the 1994 CSOP have been adjusted to reflect the new conversion rate in accordance with the capital restructuring provision which came into effect when Surgical Safety Products, Inc. of Florida merged into Sheffeld Acres, Inc., the surviving New York corporation.

(2) These options were granted to Jenex in exchange for certain financial services provided to the Company. Mr. Newman, a Director of the Company, is the principal of Jenex. Mr. Newman is deemed the beneficial owner of these options.

(3) David Collins received these options as a consultant to the Company prior to his election to the Board of Directors on January 20, 1999.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of December 31, 1998, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of   Title of      Amount and Nature of    Percent of
Beneficial Owner      Class         Beneficial Owner        Class

Dr. G. Michael Swor   Common        3,792,890 (1)           35.16

Frank M. Clark        Common           50,000                 .47

Donald K. Lawrence    Common          250,000                2.32

James D. Stuart       Common          848,182 (2)            7.86

Irwin Newman          Common        -0-                     -0-

Sam Norton            Common         53,400                  .50

David Swor            Common        473,445                 4.39

Tom DeCesare          Common          9,469                  .09

Dr. William B. Saye   -             -                       -

David Collins         -             -                       -

All Executive Officers
and Directors
as a Group (ten (10) persons)      5,477,386 (3)             50.78 (3)
----------

(1) This includes 631,260 owned by Dr. Swor's wife of which he is deemed the beneficial owner

(2) This include 31,563 which Mr. Stuart owns jointly with his brother and 816,619 which Mr. Stuart received as a gift from Dr. Swor in 1996.

(3) In addition to the shares owned by the Executive Officers and Directors as a group, said officers and directors own (including those beneficially held) options to purchase 5,278,094 shares of the Company's Common Stock (without regard to the additional options to Dr. Saye which accrue at the rate of 8,333 per month) pursuant to Employee Stock Option Plans adopted in 1994, 1998 and 1999. In the event all such options to purchase were exercised, this group would own a total of 10,755,480 shares of the Company's Common Stock which would represent 66.95% of the total shares of Common Stock outstanding.

     There are no arrangements which may result in the change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

     On June 1, 1992, the Company issued 11,300 shares of the Company's restricted stock to Dr. Swor and 2,000 shares to Mrs. Swor (of which Dr. Swor is deemed the beneficial owner) each in exchange for services rendered to Surgical valued at a total of $1,400. Following the merger with Sheffeld Acres, Inc., these shares were converted into 4,197,879 shares in the restructured company. In 1996, Dr. Swor received 478,630 shares of restricted stock as payment of debt and related interest on loans which Dr. Swor made to the Company totaling $239,315. In 1996, Dr. Swor gifted 816,619 of his shares to James D. Stuart. In September, 1996 Savannah Leasing purchased the Company's executive office building at 2018 Oak Terrace with cash from Dr. Swor and 50,000 shares of his stock which were valued at $0.50 per share. These shares were transferred to the third party seller. At December 31, 1997, the Company was indebted to Dr. Swor in the amount of $197,720. In addition, the Company was indebted to Savannah Leasing, a company owned by Dr. and Mrs. Swor. The amount owed at December 31, 1997 was $36,000. Interest on the notes was 10.0%. At December 31, 1997, interest payable on these loans totaled $17,667. Out of the proceeds of the sale of the Company's Common Stock during the period of March 1998 through June 1998, the Company made repayment of principal and interest on the 1997 indebtedness. During fiscal 1998, Dr. Swor loaned the Company an additional $23,000. The balance of these notes payable was repaid during fiscal 1998 and at December 31, 1998, there was not amounts due to Dr. Swor. Interest expense relating to these notes amount to $9,882 and $15,314 for the years ended December 31, 1998 and 1997 respectively. Dr. Swor has a year to year employment contract with the Company.

     On June 1, 1992, the Company issued 1,500 shares of restricted stock to David Swor for which it received $15,000. Following the merger with Sheffeld Acres, Inc., these shares were converted into 473,445 shares in the restructured company.

     On November 5, 1992, the Company issued 120 shares of the Company's restricted stock to Sam Norton for which it received $6,000. On March 1, 1993, the Company issued 34 shares of the Company's restricted stock to Sam Norton for which it received $2,000. Following the merger with Sheffeld Acres, Inc., these shares were converted into 48,607. In 1996, the Company issued 4,793 shares of the Company's restricted stock to Mr. Norton as payment for legal services valued at $4,793.

     On March 1, 1993, the Company issued 100 shares of the Company's restricted stock to James D. Stuart and David Stuart jointly for which it received $6,000. On May 9, 1993, the Company issued 100 shares of the Company's restricted stock to Mr. Stuart in exchange for services rendered valued at par. Following the merger with Sheffeld Acres, Inc., these shares were converted into 63,126. In 1996, Mr. Stuart received 816,619 shares of restricted stock from Dr. Swor as a gift.

     On March 1, 1993, the Company issued 30 shares of the Company's restricted stock to Tom DeCesare in exchange for services rendered valued at par. Following the merger with Sheffeld Acres, Inc., these shares were converted into 9,469.

     On July 21, 1994, the Board of Directors adopted the 1994 ESOP and awarded options to purchase the post-merger equivalent of 63,126 shares of the Company's Common Stock to each of the Company's six (6) directors at an exercise price of $.317. There was no value attached to the grant of such options. At the same time, the Company awarded Dr. Swor options to purchase 3,787,560 shares of the Company's Common Stock at an exercise price of $.317 in exchange for the transfer of certain patents and rights to previously patented concepts to the Company, which patents and rights were valued at approximately $1,200,000.

     On July 21, 1994, the Board of Directors also adopted the 1994 CSOP under which it awarded options to purchase the post-merger equivalent of a total of 346,115 shares of the Company's Common Stock. These options were granted to consultants in consideration of services valued; however, there was no value attached to the grant of such options.

     On December 8, 1997, the Company acquired all of the assets of Endex Systems, Inc., d/b/a InterActive PIE ("Endex"), a Florida corporation. The assets of Endex were valued at approximately $14,000 for which the Company issued 250,000 shares of restricted common stock. Endex was a medical multimedia software company, experienced in computer graphics related to the medical industry. The acquisition was made to implement the Company's Data Systems Division's development of its surgical safety, touch-screen network known as OASiS. The President and Chief Executive Officer ("CEO") of Endex, Donald Lawrence, became the Vice President of Sales and Marketing of the Company. Mr. Lawrence has a year to year employment contract with the Company. (See Part I, Item 6. "Executive Compensation - Employee Contracts".) In consideration of outstanding service to the Company in 1997, Mr. Lawrence was granted an option to purchase 100,000 shares of the Company's Common Stock at a price of $1.75 under the 1998 Revised ESOP. In January 1999, the Board voted to reduce the exercise price on the option to $1.00 per share. There was no value attached to the grant of such options.

     In March 1998, the Company entered into an agreement with Stockstowatch, whereby Stockstowatch agreed to provide investor relations services as a media consultant to the Company in exchange for issuance of 300,000 shares of the Company's Common Stock valued at $45,000. On October 27, 1998, the SEC brought an action against Stockstowatch and its principal, Steven A. King, for injunctive and other relief to enjoin the defendants from touting and "scalping" securities in violation of the anti-fraud and anti-touting provisions of the federal securities laws (Securities and Exchange Commission v. Stockstowatch.com and Steven A. King, United States District Court, Middle District of Florida, Tampa Division, Case No. 98-2198-CIV- T-26B). The SEC alleges that since October 1997, the defendants touted the securities of at least five "microcap" companies, one of which is Surgical, over the Internet through e-mail sent to over 200,000 subscribers and on the defendant's website. The SEC has taken no action against Surgical nor has it made any allegations that the Company directly or indirectly acted improperly in this matter or was in any way involved in the alleged violations.

     In the Stockstowatch complaint, the SEC further alleges that almost every stock touted by the defendants (1) the volume and/or price increased sharply, sometimes as much as 200% shortly after the defendants' buy recommendations; and
(2) the defendants took advantage of the market interest they created by selling into the inflated market large amounts of the stock they received in consideration of their promotional services. Further the SEC alleges that the defendants realized profits in excess of $1 million from sales of these securities. The SEC alleges that the defendants failed to disclose that they had received stock as compensation from the issuers of the securities they touted and did not disclose that they intended to sell the stock in contravention of their buy recommendations which is a fraudulent practice known as "scalping". The SEC is seeking permanent injunctive and equitable relief, including an accounting, disgorgement of gains with pre-judgement interest and civil penalties against each defendant. The SEC alleges, with reference to Surgical, that Surgical entered into a consulting agreement with Stockstowatch on March 19, 1998 in which Stockstowatch agreed to profile Surgical in exchange for 300,000 free-trading shares of its Common Stock. On the date the contract was executed, Surgical's Common Stock was trading at $.145. The shares were received by Stockstowatch on April 9, 1998, on which date Surgical's Common Stock closed at $.87. According to the Complaint, on April 21, 1998, Stockstowatch e-mailed the Surgical Profile to its subscribers. In the profile, Stockstowatch stated that Surgical "represents the most positive upside potential of any company we have profiled." This profile continued: "[a]s a result of our own independent due diligence, our industry insiders believe this stock will be a $20.00 stock within 18 months." The SEC states in its complaint that there was a small print disclaimer which accompanied the profile which stated that Stockstowatch had entered into a compensation agreement valued at $43,500, but that such disclaimer did not disclose that Stockstowatch received Surgical's Common Stock and that it intended to sell the stock after the profile.

     In March 1998, the Company issued 100,000 shares of the Company's Common Stock valued at $15,000 to Mintmire & Associates in exchange for legal services.

     In April 1998, the Company issued 2,500 shares of restricted stock to Xavier Calderon in exchange for computer consulting services valued at $4,375.

     On June 15, 1998, the Company engaged Frank M. Clark to act as the President of the Company. As such he received 50,000 shares of the Company's Common Stock as a signing bonus valued at $50,000 and options to purchase up to 200,000 shares of the Company's Common Stock at a price of $1.75 per share under the 1998 Revised ESOP. In January 1999, the Board voted to reduce the exercise price on the option to $1.00 per share and to increase the exercise term. Mr. Clark's shares were valued at $50,000 and there was no value attached to the grant of his options. Mr. Clark has a year to year employment contract with the Company.

     In October 1998, the Company entered into an agreement with T.T. Communications, Inc. to provide investor relations services for the Company. T.T. Communications, Inc.'s function is to contact investment and media people throughout the United States and to participate in the preparation of communication packages including annual and quarterly reports, new and press releases and publicity and corporate profiles. The initial agreement is for a period of three (3) months for which T.T. Communications, Inc. receives $2,000 per month and reimbursement of out of pocket expenses. In addition, T.T. Communications, Inc. was granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $1.50. In the event T. T. Communications, Inc. introduces the Company to a suitable financing source, they will be compensated by a cash finder's fee equal to 1.5% on the initial financing and .75% on any subsequent financing. The agreement is cancelable by either party with 30 days written notice.

     In November 1998, the Company entered into a seven (7) year collaborative agreement with Dr. William B. Saye, the Medical Director and CEO of the Advanced Laparoscopy Training Center in Marietta, Georgia ("ALTC") under which the Company acquired the "digital rights" of ALTC and the resulting amalgam as it relates to surgical education and marketing rights to the ALTC database. Under this agreement, Dr. Saye became a member of the Company's Board of Directors and agreed to act as the Medical Director of ALTC VirtualLabs. Dr. Saye is to be compensated for travel expenses and will be paid an honorarium of $2,500 per day when his services are requested by Surgical. In addition, Dr. Saye was awarded stock options to purchase up to 1,000,000 shares of the Company's Common Stock over the period, 300,000 of which were issued upon the execution of the agreement, and the balance of which are issuable monthly. The intention of the agreement is that any educational activity involving ALTC or Dr. Saye on the Internet or other digital presence would be the property of and under the control of Surgical.

     Pursuant to a settlement agreement dated December 1, 1998 relative to the litigation between the parties, the Company agreed to pay MediaWorks, a former consultant to Surgical $50,000 and to issue 40,000 shares of Rule 144 stock.

Item 13.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

Item
No.  Description

2.1 Articles of Incorporation of Surgical Safety Products, Inc., a Florida corporation filed May 15, 1992,

2.2  Articles of Amendment filed December 9, 1992

2.3  Articles of Amendment filed July 19, 1994

2.4  Articles of Amendment filed October 11, 1994

2.5 Articles of Incorporation of Sheffeld Acres, Inc., a New York Corporation filed May 7, 1993

2.6  Articles of Merger filed in the State of Florida October 12, 1994

2.7  Certificate of Merger filed in the State of New York February 8, 1995

2.8  Certificate to Do Business in the State of Florida filed April 11, 1995

2.9  Certificate of Amendment filed May 1, 1998

2.10 Bylaws of Sheffeld Acres, Inc., now known as Surgical Safety Products, Inc.

2.11 Amended Bylaws of Surgical Safety Products, Inc.

6.1 Acquisition of Endex Systems, Inc. d/b/a/ InterActive PIE dated December 8, 1997

6.2 Prepaid Capital Lease Agreement with Community Health Corporation relative to Sarasota Medical Hospital OASiS Installation dated January 30, 1998

6.3 Letter of Intent with United States Surgical Corporation dated February 12, 1998

6.4 Form of Rockford Industries, Inc. Rental Agreement and Equipment Schedule to Master Lease Agreement

6.5  Ad-Vantagenet Letter of Intent dated June 19, 1998

6.6 Distribution Agreement with Morrison International Inc. dated September 30, 1996

6.7  Distribution Agreement with Hospital News dated August 1, 1997

6.8 Clinical Products Testing Agreement with Sarasota Memorial Hospital dated January 30, 1998

6.9  Real Estate Lease for Executive Offices effective June 1, 1998

6.10 Employment Agreement with Donald K. Lawrence dated April 1, 1997

6.11 Employment Agreement with G. Michael Swor dated June 15, 1998

6.12 Employment Agreement with Frank M. Clark dated June 15, 1998

6.13 Agreement for Consulting Services with Stockstowatch.com Inc. dated March 30, 1988

6.14 Form of Employee Option Agreement dated July 1994

6.15 Form of Employee Option Agreement dated 1998

6.16 Form of Consultants Option Agreement dated July 1994

6.17 Form of Consultants Option Agreement dated 1998

6.18 Confidential Private Offering Memorandum dated May 30, 1995

6.19 Supplement to Private Offering Memorandum dated October 30, 1995

6.20 Stock Option Agreement with Bay Breeze Enterprises LLC dated April 9, 1998

6.21 Revolving  Loan  Agreement,   Revolving  Note,   Security   Agreement  with
     SouthTrust Bank dated May 2, 1997

6.22 Agreement between the Company and T. T. Communications, Inc. dated October 15, 1998

6.23 Agreement between the Company and U.S. Surgical Corporation dated October 28, 1998.

6.24 Collaborative Agreement between the Company and Dr. William B. Saye dated November 16, 1998.

6.25 Kiosk Information System, Inc. Purchase Order dated November 3, 1998

6.26 Surgical Safety Products 1999 Stock Option Plan adopted January 1999

6.27 Form of the Employee Option Agreement under the Surgical Safety Products 1999 Stock Option Plan dated January 1999

6.28 Form of the Director, Consultant and Advisor Option Agreement under the Surgical Safety Products 1999 Stock Option Plan dated January 1999

6.29 Verio,   Inc.   Access   Service   Agreement   dated   February  16,  1999.
     ----------------

(All of the above Exhibits previously have been filed with the Company's Form 10-SB or Amendment No. 1 to the Form 10-SB)

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter covered by this report.

                                           SIGNATURE

     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Surgical Safety Products, Inc.
                                               (Registrant)


Date: March 31, 1999                        By:/s/ Frank M. Clark
                                                ------------------
                                                Frank M. Clark
                                                President and CEO

                                             By:/s/ Donald K. Lawrence
                                                ----------------------
                                                Donald K. Lawrence
                                                Vice President and Secretary

                                             By:/s/ G. Michael Swor
                                                -------------------
                                                G. Michael Swor
                                                Treasurer

                                             By:/s/ David Collins
                                                -----------------
                                                David Collins
                                                Acting Chief Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                    Title                               Date
- ---------                  -----                               ----


/s/ G. Michael Swor          Chairman of the Board               March 31, 1999
- -------------------         and Treasurer
 G. Michael Swor


/s/ Frank M. Clark           President and Chief Executive       March 31, 1999
- -------------------         Officer and Director
 Frank M. Clark


/s/ David Collins            Acting Chief Financial Officer      March 31, 1999
 -------------------         and Director
 David Collins                (principal financial
                              or accounting officer)


/s/ Donald K. Lawrence       Secretary, Vice President and       March 31, 1999
 --------------------        Director
 Donald K. Lawrence


/s/ James D. Stuart          Director                            March 31, 1999
 ---------------------
 James D. Stuart


 /s/ Sam Norton              Director                            March 31, 1999
-----------------------
 Sam Norton


 /s/ David Swor              Director                            March 31, 1999
-----------------------
 David Swor


 /s/ Tom DeCesare            Director                            March 31, 1999
-----------------------
 Tom DeCesare


 /s/ William B. Saye         Director                            March 31, 1999
-----------------------
 William B. Saye