Form 10QSB
period 1999-03-31
SURGICAL SAFETY PRODUCTS INC
filed 1999-05-24
CIK 1063530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

      QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES  EXCHANGE ACT OF 1934

      For the quarter ended March 31, 1999

      Commission file no. 0-24921

                         Surgical Safety Products, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          New York                                    65-0565144
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

         2018 Oak Terrace
        Sarasota, Florida                              34231
---------------------------------------             ----------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number (941) 927-7874

Securities registered under Section 12(b) of the Exchange Act:

                                                Name of each exchange on
      Title of each class                       which registered

            None
-----------------------------                   -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                       -----------------------------------
                                (Title of class)

                        Copies of Communications Sent to:

                              Mercedes Travis, Esq.
                              Mintmire & Associates
                          265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480
                               Tel: (561) 832-5696
                               Fax: (561) 659-5371



     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
       ---        ---

     As of March 31,1999, there are 10,736,973 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.     Financial Statements






Condensed Balance Sheets for the Quarters Ended March 31, 1999 and 1998      F-2

Condensed Statements of Operations for the Three Months Ended March
      31, 1999 and 1998                                                      F-3

Statements of Cash Flows for the Three Months Ended March 31, 1999
      and 1998                                                               F-4

Footnotes to the Financial Statements                                        F-6


                       SURGICAL SAFETY PRODUCTS, INC.
                           CONDENSED BALANCE SHEET
Assets                                       (Unaudited)
Current Assets                             March 31, 1999    December 31, 1998
                                           -------------     -----------------
 Cash                                       $          0              $41,191
 Accounts receivable                              22,793                1,941
 Deposits                                              0               58,700
 Inventory                                         6,337                6,555
                                             -----------          -----------
Total current assets                              29,130              108,837
                                             -----------          -----------
Property and equipment, net                      176,995              112,772
                                             -----------          -----------
Other Assets
   Intangible assets, net                         47,821               49,232
  Software development costs, net                125,917               92,873
  Other assets                                    10,250               10,250
                                             -----------          -----------
    Total other assets                           183,988              152,355
                                             -----------          -----------
Total Assets                                    $390,113             $373,514
                                                 =======              =======
Liabilities and Stockholders' Equity
Current Liabilities
 Line of credit                                $ 100,000                    $
 Notes payable - related parties                  70,000
 Accounts payable and accrued expenses           100,899               55,331
                                           -------------          -----------
Total current liabilities                        270,899               55,331
                                           -------------          -----------
Stockholders' Equity
 common stock, $.001 par value,
  20,000,000 shares authorized;
 10,786,973 shares issued and
  outstanding in 1999 and 1998                    10,787               10,787
Additional paid-in capital                     1,907,129            1,998,242
Accumulated deficit                           (1,798,702)          (1,690,846)
                                        ----------------     ----------------
Total stockholders' equity                       119,214              318,183
                                        ----------------     ----------------
Total Liabilities and Stockholders' Equity     $ 390,113             $373,514
                                               =========             ========

   The accompanying notes are an integral part of these financial statements.
                                       F-2


                       SURGICAL SAFETY PRODUCTS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)
                                                1999                  1998
                                                -----                 -----
Revenue                                        $  39,577            $  15,980

Costs and expenses
 Cost of medical products sold                       261                  153
 Operating expenses                              138,984               63,274
 Research and development expenses                 6,667                5,138
 Interest expense                                  1,521                1,343
                                             -----------          -----------
Total costs                                      147,433               69,908
                                             -----------          -----------
Net loss before income taxes                   (107,856)             (53,928)
Provision for income taxes                             0                    0
                                             -----------          -----------
Net loss                                     $ (107,856)           $ (53,928)
                                                ========              =======
Net loss per share                              $ (0.01)             $ (0.01)
                                                ========              =======












   The accompanying notes are an integral part of these financial statements.
                                       F-3



                       SURGICAL SAFETY PRODUCTS, INC.
                           STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)
                                              1999                  1998
                                              -----                 -----
Cash Flows From Operating Activities
 Net loss                                $     (107,856)         $   (53,928)
                                          --------------          -----------
 Adjustments to reconcile net loss to cash
 used in operating activities
   Depreciation and amortization                 29,905                2,426
   Common stock issued for services                                   12,500
   Stock option compensation expense            (91,113)
 Decrease (increase) in operating assets
 Receivables                                    (20,852)             250,125
 Inventory                                          218               (3,087)
Increase (decrease) in operating liabilities
 Accounts payable and accrued expenses           45,570              (56,580)
                                             ----------            ----------
    Total adjustments                           (36,272)             250,384
                                             -----------           ----------
       Net cash used in operating activities   (144,128)             151,456
                                             -----------           ----------
Cash Flows From Investing Activities
 Furniture and equipment purchased              (25,937)              (8,568)
 Software development additions                 (41,126)              (9,888)
 Patent and trademark costs
                                             -----------            ---------
Net cash used in investing activities           (67,063)             (18,456)
                                             -----------            ---------
Cash Flows From Financing Activities
 Proceeds from related party loans               70,000
 Advances (repayments) on line of credit, net   100,000              (75,000)
 Repayment of stockholder loans                                      (58,000)
                                             ----------             ---------
 Net cash provided by financing activities      170,000             (133,000)
                                             -----------           ----------
Net increase (decrease) in cash                 (41,191)                   -
Cash at beginning of year                        41,191                    -
                                             -----------           ----------
Cash at end of year                          $         -            $      -
                                                ========              =======
Supplemental Cash Flow Information:            $   1,521            $ 19,010
 Cash paid for interest                         ========               ======

   The accompanying notes are an integral part of these financial statements.
                                       F-4

For the purposes of the statement of cash flows, management considers all deposits and financial instruments with original maturities of less than three months to be cash and cash equivalents.



Material non-cash transactions not reflected in the statement of cash flows include:



For the Quarter Ended March 31, 1999
     The Company received fixed assets in the amount of $ 58,700 for which it had recorded deposits of such amount at December 31, 1998.



For the Quarter Ended March 31, 1998
     The Company issued common stock for prepaid legal and public relations services in the amount of $ 47,500 as of March 31, 1998.






























   The accompanying notes are an integral part of these financial statements.
                                       F-5

Note 1 - Account Policies

Basis of Presentation
The condensed financial statements of Surgical Safety Products, Inc. (Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statement and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for any other period or for the full year.

In the opinion of Company's management the accompanying unaudited financial statement contains all adjustments, consisting of only normally recurring adjustment, necessary to present fairly the financial positions of March 31, 1999, the results of operations and cash flows for the three months ended March 31, 1999 and March 31, 1998.

Net Loss Per Share
Net loss per share has been computed in accordance with Statement of Financial Accounting Standards (FASB) no. 128, "Earnings Per Share," by dividing net loss by the weighted average number of shares outstanding during the period. Common stock equivalents have not been include in the computation of weighted average number of shares outstanding since the effect would have been anti-dilutive.

Reclassifications
Certain reclassification have been made in the prior year's financial statements to conform to the current period presentations.

Note 2 - Stock Compensation Expense
During fiscal year 1998, the Company issued stock options with an exercise price that was below market to certain of its employees. Accordingly, the Company recorded $91,113 of compensation expense related to the issuance for the year ended December 31, 1998.

In the first quarter of 1999, the Company canceled these stock options and issued options with an exercise price above that of market. Accordingly, the Company decreased its payroll expenses by $91,113 for the cancellation of these options for the quarter ended March 31, 1999.

Item 2. Management's Discussion and Analysis or Results of Operations.

General

     In March 1999, the Company installed additional units under the US Surgical agreement at the California Pacific Medical Center and the Kaiser Permeante Medical Center, both in San Francisco, California.

     In April, 1999, the Company shipped and did the preliminary installation at three more US Surgical sites, a second California Pacific Medical Center in San Francisco, the California Pacific Medical Center in Los Angeles, California and the University of Washington in Seattle, Washington. All of these installation are awaiting final connection and networking.

     In April 1999, the Company again attended the AORN convention at which it experienced more acceptance from potential content providers and users because of the commencement of the arrangement with US Surgical.

     The Company expects to complete the last three (3) US Surgical cites in May and June 1999.

     In April 1999 the Company commenced a self-directed private placement offering of the Company's restricted Common Stock and warrants for an aggregate of $500,000 in proceeds. This offering is being conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 promulgated under Regulation D of the Act to not more than thirty-five (35) non accredited investors; Section 517.061(11) of the Florida Code, Section 292.410(h) of the Kentucky Code and Section 201.[70 P.S. 1/201] of the Pennsylvania Code.. No memorandum is being used in connection with this offering.

     The basis for reliance upon the Section 4(2) exemption in connection with this offering is (i) the sale of the shares of Common Stock and warrants does not constitute a public offering and (ii) investors are or will be sophisticated investors who have access to the information on the Company necessary to make an informed investment decision by virtue of the Company's Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission (the "SEC") and the Company's Form 10-KSB filed with the SEC. The Company is required to file a Form D within fifteen (15) days of the first sale. Thus far, the Company has received gross proceeds of $75,000 under this offering from two
(2) investors for a total of 150,000 shares of the Company's restricted Common Stock and the issuance of warrants to purchase a total of 75,000 shares of the Company's Common Stock at an exercise price of $1.00 within five (5) years.

     The basis for reliance upon Section 517.061(11) of the Florida Code in connection with this offering is (i) sales of the shares of restricted Common Stock and warrants has been or will be made to not more than thirty-five (35) persons; (ii) neither the offer nor the sale of any of the shares has been or will be accomplished by the publication of any advertisement; (iii) all of the purchasers either have or had a pre-existing personal or business relationship with one or more of the executive officers and directors of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interest in connection with the transaction; (iv) each purchaser has or will represent that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of shares; and (v) prior to sale, each purchaser had or will have reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the Company, and had an opportunity to question the executive officers of the Company.

     The basis for reliance upon Section 292.410(h) of the Kentucky Code in connection with this offering is (i) neither the offer nor the sale of any of the shares has been or will be accomplished by any form of general solicitation;
(ii) the Company has received or will receive a written representation from the purchaser that he is acquiring the securities for his own investment and is aware of any and all restrictions imposed on transferability and that the certificates and warrants do and shall bear a restrictive legend; (iii) sales of the shares of restricted Common Stock and warrants has been or will be made to not more than fifteen (15) persons in Kentucky all of whom will be or are accredited investors; and (iv) there are no commissions, finders fees or other remunerations being paid in connection with the sales.

     The  basis  for  reliance  upon  Section   201.[70  P.S.   1.201]  is  that
Pennsylvania does not require registration of federally exempted Rule 506 securities.

     In April, 1999, the Company executed a Consulting and Assistance Agreement with Koritz Group LLC, a Connecticut limited liability company ("Koritz"). Under the terms of this agreement, Koritz has been engaged to identify sources of capital or potential business relationships and to assist the Company in (i) raising equity or debt financing in the amount of $15,000,000 (ii) arranging for trade financing for production, sale, lease, rental or other disposal of the Company's products; and (iii) arranging for the sale, merger, or consolidation of the Company or for joint ventures or strategic alliances with other appropriate business. This agreement is non-exclusive. In the event Koritz is successful, 2.5% for any trade financing and 10% of the value of each business arrangement. In the event Investment Financing is secured, the Company will pay compensation equal to 10% for any investment financing to the person or entity placing such investment; provided such person or entity is qualified to receive such compensation in the state of residence of the investor. The Company is free to reject any offered financing or arrangements; however, in the event that the Company enters any arrangement within 180 days of its written rejection, on terms less favorable to the Company, Koritz will receive a flat fee of $100,000. In addition to the cash compensation, in the event the Company secures investment financing, then the qualified, placing person or entity will receive warrants to purchase the Company's Common Stock exercisable for 36 months after the closing at the same price as the investment financing source receives, the number of which warrants is equal to the amount of the financing divided by the exercise price. Such warrants have anti-dilution and piggy-back registration rights. Should the Company "shop" any offer of financing presented to it to other potential sources and accept such other financing, the Koritz is entitled to a success fee. Koritz will be reimbursed pre-approved disbursements and expenses. The agreement provides for confidentiality and cross-indemnification . The agreement may be canceled by either party with five (5) days written notice. Any disputes under the agreement are required to be submitted to arbitration, which costs payable by the losing party.

Discussion and Analysis

     The Company was founded in 1992 to combat the potential spread of bloodborne pathogenic infections such as HIV and hepatitis. It has broadened its mission to research, develop, manufacturing, marketing and selling medical products and services to the healthcare community.

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

     With the implementation of its agreement with US Surgical and in the event of the reactivation of its various distribution agreements and/or with the establishment of one or more strategic alliances, the Company expects to experience a period of growth, which requires it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in the areas of (i) customer service to provide technical support for the hospitals at which installations are located and (ii) technical staff to make changes requested by the installation hospitals. This will result in significantly higher operating expenses. The increase in operating expenses is expected to be partially funded by an increase in revenues. However, the Company's net loss may continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its research and development, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

     The Company's plan of operations for the next twelve months is to focus on building revenue from the installation of the OASiS system in the ten (10) hospitals designated by US Surgical and to install additional OASiS systems in hospitals not under the US Surgical agreement but with whom the Company has begun negotiations and in some cases reached a commitment. Additionally, the Company intends to install the inservice modules from US Surgical and other medical product manufacturers at both the US Surgical and the other hospitals. The Company also is seeking aggressively strategic alliances with targeted industry partners such as manufacturers of devices, manufacturers of pharmaceuticals, professional organizations such as nursing associations and hospital group purchasing organizations and integrated health networks.

     The Company estimates that if it is successful in consummating new strategic alliances, the agreements will provide for infusion of sufficient capital to fund ongoing operations for the balance of the year. The Company estimates revenues from an expanded base of content providers and individual installations may grow to the level where they can support ongoing operations.

     The Company estimates that revenues will be sufficient to fund ongoing operations at the current level when the number of OASiS installations reaches 30 to 35 and the total number of inservice modules reaches 60-70. The Company has purchased 20 OASiS units from Kiosk Information Systems, Inc., 3 of which were installed under the US Surgical agreement, 3 of which were installed at St. Francis Hospital, and the balance of which are dedicated to its commitment to US Surgical for hospitals it has ready for installation and to other hospitals which are committed to proceed, which installations are scheduled on or before June 30, 1999. Based upon potential additional commitments, the Company believes that if it were to order 20 more units, that all such units would be placed by the end of the third quarter 1999. The Company already has 30 inservice modules under the US Surgical agreement and is in discussion with various manufacturers interested in using OASiS to inservice more than 50 of their products. The Company believes that each of the initial installations should have a position as to long term acceptance within three (3) to six (6) months and that this initial time is the test period to determine the potential for market acceptance at that hospital. In the case of US Surgical hospitals, this period will be for nine (9) months by contract. At the end of such test period, the Company believes it will be in a position to execute three (3) year leases and finance such leases through the Rockford leveraged leasing arrangement.

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

Results of Operations for the Three Months Ended March 31, 1999 and 1998

Overview

     From its inception, the Company has incurred losses from operations. As of March 31, 1999, the Company had cumulative net losses totaling approximately $1,799,000. Through fiscal 1997, the Company focused primarily on the design and development of its propriety products, as well as providing consulting services. During fiscal 1998, management shifted its focus to aggressively marketing its proprietary products.

Financial Position

     Working capital as of March 31, 1999 decreased to a deficit of $241,769 as compared to working capital of $53,056 at December 31, 1998. This decrease is primarily due to an increase in accounts payable of $45,568, advances on the line of credit of $100,000 and loans from the major stockholder of $70,000 during the three months ended March 31, 1999.

Revenues

     For the three ended March 31, 1999 and 1998, the Company had total revenues of $39,577 and $15,980, respectively. Revenues for the three months ended March 31, 1998 are comprised primarily of consulting fees. For the three months ended March 31, 1999, revenues are comprised of fees received for unit rentals and production fees for inservice modules.

Selling, General, and Administrative Expenses

     For the three months ended March 31, 1999, operating expenses increased by $75,710 or 120% from $63,274 for the three months ended March 31, 1998. This increase is primarily related to selling and staffing costs to initiate the OASiS installations. Payroll and related expenses decreased to a negative $10,000 due to the cancellation of stock options issued during fiscal 1998. Had these options not been canceled, payroll expenses would have increased $70,000 to $87,860 for the three months ended March 31, 1999 from $17,860 during the three months ended March 31, 1998. In accordance with the Company's marketing plan for fiscal 1999, expenses related to promotion, trade shows, and conventions increased $33,540 to $45,815 for the three months ended March 31, 1999 as compared to $12,275 for the three months ended March 31, 1998.

      In the past, the Company has focused on the design and development of proprietary products. For fiscal 1999, the Company has launched an aggressive marketing plan that is designed to increase worldwide sales of its products. Surgical feels that the increased operating expenses incurred during the three months ended March 31, 1999 will position the Company to generate increased product sales in the second half of the fiscal year.

Liquidity and Capital Resources

     The Company's operations are being funded primarily from the cash flow of $170,000 generated from shareholder loans and advances on the line of credit during the three months ended March 31, 1999. This allowed the Company to purchase capital assets, enhance its OASiS software and fund current operations. At March 31, 1999, the Company is in a $0 cash position. Subsequent to March 31, 1999, receipts from the Company's self directed private placement have been used to fund operations and the Company has several other investors which have been committed but not reduced to writing as of this date.

     The Company has a line of credit in the amount of $100,000 which expires in May 2017 and is guaranteed by Dr. Swor and his wife. The line of credit also has been used to fund operations on a short-term basis and $100,000 is currently outstanding.

     Net cash used for investing for the three months ended March 31, 1999 was approximately $67,000, representing primarily costs related to the new version of OASiS which have been capitalized.

     Revenues of $39,577 for the quarter ended March 31, 1999 have been generated primarily from the leasing of OASiS units to various hospitals pursuant to the Agreement with US Surgical. Leasing and installation fees related to the Agreement accounted for 99% of the revenue generated. For the quarter ended March 31, 1998, $15,355 or 96% of revenues of $15,980 were generated from consulting services provided to US Surgical.

     It is the Company's intention to pursue additional debt and or equity financing in the range of $2,000,000 to $5,000,000 during the remaining part of fiscal 1999, however, there can be no assurance that they will be successful in their efforts. Surgical believes that cash flows generated from operations and borrowing capacity, combined with proceeds from future debt or equity financing, will provide adequate flexibility for funding the Company's working capital obligations.

Impact of the Year 2000 Issue

     The Year 2000 Issues is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just a two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize the date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

     The Company determined that the Year 2000 impact is not material to Surgical and that it will not impact its business, operations or financial condition since all of the internal software utilized by the Company is being upgraded to support Year 2000 versions. Further, the Year 2000 will not impact upon the operation of the OASiS system since the software for this system does not rely on legacy applications or subsystems. OASiS is designed to handle dates in the form of a two digit month and day and a four digit year, thus avoiding the Year 2000 problem

     The Company believes that it has disclosed all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                                     PART II

Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2.     Changes in Securities and Use of Proceeds

      None

Item 3.     Defaults in Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
-------------------------------------------------------------------------------

3.(i).1 Articles of Incorporation of Surgical Safety Products, Inc., a Florida corporation filed May 15, 1992

3.(i).2     Articles of Amendment filed December 9, 1992

3.(i).3     Articles of Amendment filed July 19, 1994

3.(i).4     Articles of Amendment filed October 11, 1994

3.(i).5 Articles of Incorporation of Sheffeld Acres, Inc., a New York Corporation filed May 7, 1993

3.(i).6     Articles of Merger filed in the State of Florida October 12, 1994

3.(i).7     Certificate of Merger filed in the State of New York February 8,
            1995

3.(i).8     Certificate to Do Business in the State of Florida filed April 11,
            1995

3.(i).9     Certificate of Amendment filed May 1, 1998

3.(ii).1 Bylaws of Sheffeld Acres, Inc., now known as Surgical Safety Products, Inc.

3.(ii).2    Amended Bylaws of Surgical Safety Products, Inc.

10.1        Acquisition of Endex Systems, Inc. d/b/a/ InterActive PIE dated
             December 8, 1997

10.2 Prepaid Capital Lease Agreement with Community Health Corporation relative to Sarasota Medical Hospital OASiS Installation dated January 30, 1998

10.3 Letter of Intent with United States Surgical Corporation dated February 12, 1998

10.4 Form of Rockford Industries, Inc. Rental Agreement and Equipment Schedule to Master Lease Agreement

10.5        Ad-Vantagenet Letter of Intent dated June 19, 1998

10.6 Distribution Agreement with Morrison International Inc. dated September 30, 1996

10.7        Distribution Agreement with Hospital News dated August 1, 1997

10.8 Clinical Products Testing Agreement with Sarasota Memorial Hospital dated January 30, 1998

10.9        Real Estate Lease for Executive Offices effective June 1, 1998

10.10       Employment Agreement with Donald K. Lawrence dated April 1, 1997

10.11       Employment Agreement with G. Michael Swor dated June 15, 1998

10.12       Employment Agreement with Frank M. Clark dated June 15, 1998

10.13 Agreement for Consulting Services with Stockstowatch.com Inc. dated March 30, 1988

10.14       Form of Employee Option Agreement dated July 1994

10.15       Form of Employee Option Agreement dated 1998

10.16       Form of Consultants Option Agreement dated July 1994

10.17       Form of Consultants Option Agreement dated 1998

10.18       Confidential Private Offering Memorandum dated May 30, 1995

10.19       Supplement to Private Offering Memorandum dated October 30, 1995

10.20       Stock Option Agreement with Bay Breeze Enterprises LLC dated
            April 9, 1998

10.21 Revolving Loan Agreement, Revolving Note, Security Agreement with SouthTrust Bank dated May 2, 1997

10.22 Agreement between the Company and T. T. Communications, Inc. dated October 15, 1998

10.23 Agreement between the Company and U.S. Surgical Corporation dated October 28, 1998.

10.24 Collaborative Agreement between the Company and Dr. William B. Saye dated November 16, 1998.

10.25       Kiosk Information System, Inc. Purchase Order dated November 3, 1998

10.26       Surgical Safety Products 1999 Stock Option Plan adopted January 1999

10.27 Form of the Employee Option Agreement under the Surgical Safety Products 1999 Stock Option Plan dated January 1999

10.28 Form of the Director, Consultant and Advisor Option Agreement under the Surgical Safety Products 1999 Stock Option Plan dated
            January 1999

10.29       Verio, Inc. Access Service Agreement dated February 16, 1999.

10.30 * Form of Investor Subscription Documents and Agreements relative to the April 1999 Self Directed Private Placement Offering under Rule 506 of Regulation D.

10.31 * Form of the Warrant issued pursuant to the April 1999 Self Directed Private Placement Offering under Rule 506 of Regulation D.

10.32       * Consulting Agreement dated April 1999 with Koritz Group, LLC.

23.2 Publisher's Consent and Article - Michael W. Bebbington, MD, MHSc and Mark J. Treissman, MD. The Use of a Surgical Assist Device to Reduce Glove Perforations in Postdelivery Vaginal Repair: A Randomized Controlled Trial. American Journal of Obstetrics and Gynecology, Vol. 175, No. 1, Part I, October 1996

23.3 Author's Consent and Abstract - Donna J. Haiduven, BSN, MSN, CIC and Maria D. Allo, MD. Evaluation of a One-Handed Surgical Suturing Device to Decrease Intraoperative Needlestick Injuries and Glove
            Perforations: Phases I & II, Conference on Prevention of Transmission of Bloodborne Pathogens in Surgery and Obstetrics Sponsored by the American College of Surgeons and the Center for Disease Control and Prevention, February 13-15, 1994, Atlanta, GA.

23.4 Publisher's Consents and Article - Mark S. Davis, MD. Sharps Management in Surgery. Infection Control & Sterilization Technology, Vol. 1, No. 4, April 1995.

27.1        * Financial Data Street

----------------

(* Filed herewith, all other exhibits previously filed as exhibits to the Company's Form 10-SB and Form 10-SB Amendment No. 1)

     (b) No Reports on Form 8-K were filed during the quarter ended March 31, 1999.


                                   SIGNATURES

      In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Surgical Safety Products, Inc.
                                                       (Registrant)


Date: May 24, 1999                         By:/s/ Frank M. Clark
                                ------------------------------------------------
                                         Frank M. Clark, President and CEO


                               By:/s/ Donald K. Lawrence
                                  ------------------------
                                   Donald K. Lawrence
                                   Vice President and Secretary


                               By:/s/ G. Michael Swor
                                  ---------------------
                                   G. Michael Swor
                                   Treasurer


                               By:/s/ David Collins
                                  ------------------
                                   David Collins
                                   Acting Chief Financial Officer


[sign page SSP 10QSB 3.31.99]