Form 10QSB
period 1999-06-30
SURGICAL SAFETY PRODUCTS INC
filed 1999-08-16
CIK 1063530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999

Commission file no. 0-24921

                         Surgical Safety Products, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          New York                                65-0565144
-------------------------------               -------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

         2018 Oak Terrace
        Sarasota, Florida                           34231
--------------------------                        ----------
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

     As of June 30, 1999, there are 11,798,373 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.        Financial Statements






Condensed Balance Sheets as of
June 30, 1999 and December 31, 1998                              F-2

Condensed Statements of Operations for the
Three and Six Months Ended   June 30, 1999 and 1998              F-3

Statements of Cash Flows for the Six Months Ended
June 30, 1999 and 1998
                                                                 F-4-5

Notes to the Condensed Financial Statements                      F-6

                         SURGICAL SAFETY PRODUCTS, INC.
                            CONDENSED BALANCE SHEETS
  ------------------------------------------------------------------------------
  Assets                              (Unaudited)
  Current Assets                     June 30,  1999          December 31, 1998
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------
   Cash                              $    188,000            $     41,191
   Accounts receivable                      9,981                   1,941
   Deposits                                     0                  58,700
   Inventory                                6,119                   6,555
                                       -----------             -----------
  Total current assets                    204,100                 108,837
                                       -----------             -----------
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------
  Property and equipment, net             221,524                 112,772
                                       -----------             -----------
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------
  Other Assets
     Intangible assets, net               45,551                   49,232
    Software development costs, net      129,451                   92,873
    Other assets                          10,250                   10,250
                                       ----------              -----------
      Total other assets                 185,252                  152,355
                                        ----------             -----------
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------
  Total Assets                       $   610,876              $   373,514
                                     ============             ============
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------
  Liabilities and Stockholders' Equity
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------
  Current Liabilities
   Line of credit                    $   100,000               $       0
   Notes payable - related parties        77,500                       0
   Accounts payable and
      accrued expenses                    69,829                  55,331
                                    -------------             -----------
  Total current liabilities              247,329                  55,331
                                    -------------             -----------
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------

  Stockholders' Equity
   Common stock, $.001 par value,
    20,000,000 shares authorized;
   11,798,373 shares issued and
    outstanding in 1999 and
       10,786,973 in 1998                 11,799                  10,787

  Additional paid-in capital           2,422,420               1,998,242
                                      (2,070,672)
  Accumulated deficit               --------------            (1,690,846)
                                         363,547          ----------------
  Total stockholders' equity        --------------                318,183
                                                          ----------------
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------

  Total Liabilities and Stockholders' $  610,876            $     373,514
  Equity                               =========                  ========
  ------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.
                                       F-2

                         SURGICAL SAFETY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
     ----------------------------------------------------------------------
                                 Six Months Ending June 30    Three Months  Ending June
                                   1999         1998             1999        1998
--------------------------------------------------------------------------------------
Revenue
                                 $    52,734   $      19,139   $   13,157    $  3,159
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

Costs and expenses
 Cost of medical products sold         8,135           1,278        7,874       1,125
 Operating expenses                  396,900         290,946      257,916     227,672
 Research and development             20,085           9,771       13,418       4,633
expenses                               7,440          13,825        5,919      12,482
 Interest expense                -----------     -----------  -----------   ----------
                                     432,560         315,820      285,127     245,912
Total costs                      -----------     -----------  -----------   ----------
                                    (379,826)        (296,681    (271,970)   (242,753)
Net loss before income taxes               0               0            0           0
Provision for income taxes       -----------     -----------  -----------   ----------
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
Net loss                         $  (379,826)   $    (296,681)  $(271,970)  $(242,753)
                                     ========         =======    ========      =======
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

Net loss per share               $     (0.04)   $     (0.03)    $   (0.02)    $ (0.02)
                                    ========        =======      ========      =======
--------------------------------------------------------------------------------------












         The accompanying notes are an integral part of these financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
     ---------------------------------------------------------------------

                                               1999                    1998
                                              -----                   -----
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net loss                                  $     (379,826)         $   (346,682)
                                           ----------------          -----------
Adjustments to reconcile net loss to
cash used in operating activities
  Depreciation and amortization                    58,013                23,345
  Common stock issued for services                 41,303               141,875
  Stock option compensation expense               (91,113)
Decrease (increase) in operating assets
Receivables                                        (8,040)              248,740
Inventory                                             436                (2,869)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses              14,498               (11,926)
                                            --------------         -------------
        Total adjustments                         (15,097)              399,165
                                            --------------          ------------
Net cash used in operating activities            (364,729)                52,483
                                            --------------          ------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Furniture and equipment purchased                (92,039)              (31,971)
 Software development additions                   (48,923)              (36,270)
 Patent and trademark costs
                                              -----------            -----------
 Net cash used in investing activities           (140,962)              (68,241)
                                              -----------            -----------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Proceeds from related party loans                 77,500
 Advances (repayments) on line of
   credit, net                                    100,000              (100,000)
 Repayment of stockholder loans                                        (233,720)
 Proceeds from issuance of common stock           475,000               939,000
                                             ------------          -------------
Net cash provided by financing
    activities                                    652,500               605,280
                                             ------------          -------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net increase (decrease) in cash                   146,809               589,522
Cash at beginning of year                          41,191                     -
                                           --------------           ------------
Cash at end of year                              $188,000             $ 589,522
                                                 ========                =======
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Supplemental Cash Flow Information:             $   4,647              $ 31,492
Cash paid for interest                            ========                ======
--------------------------------------------------------------------------------

         The accompanying notes are an integral part of these financial statements.

For the purposes of the statement of cash flows, management considers all deposits and financial instruments with original maturities of less than three months to be cash and cash equivalents.

Material non-cash transactions not reflected in the statement of cash flows include:


For the Six Months Ended June 30,  1999

        The Company received fixed assets in the amount of $ 58,700 for which it had recorded deposits of such amount at December 31, 1998.


        For the Six Months Ended June 30, 1998

        The Company issued common stock for prepaid media consulting services in the amount of $ 22,500.












          The accompanying notes are an integral part of these financial statements.

Notes to the Condensed Financial Statements
Note 1 - Account Policies

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

The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for any other period or for the full year.

In the opinion of Company's management the accompanying unaudited financial statements contain all adjustments, consisting of only normally recurring adjustments, necessary to present fairly the financial position as of June 30, 1999, the results of operations and cash flows for the three and six months ended June 30, 1999 and June 30, 1998.

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

Reclassifications
Certain   reclassifications  have  been  made  in  the  prior  year's  financial statements to conform to the current period presentations.



Note 2 - Stock Compensation Expense
During fiscal year 1998, the Company issued stock options with an exercise price that was below market to certain of its employees. Accordingly, the Company recorded $91,113 of compensation expense related to the issuance for the year ended December 31, 1998.

In the first quarter of 1999, the Company canceled these stock options and issued options with an exercise price above that of market. Accordingly, the Company decreased its payroll expenses by $91,113 for the cancellation of these options for the six months ended June 30, 1999. In addition, during the three and six months ended June 30, 1999, the Company issued common stock valued at $39,053 to certain of it's employees in lieu of cash compensation for services. The common stock was valued based on the fair market value for the shares on the dates the compensation would have been paid
                                       F-6

Item 2. Management's Discussion and Analysis of Results of Operations.

General

        In April 1999, the Company attended the AORN convention where it experienced more acceptance from potential content providers and users partly because of the commencement of the arrangement with US Surgical.

         In the April-June period, the Company completed the installation and internet connection of another unit at the University of Washington in Seattle and completed the preliminary preparation for additional units under the US Surgical agreement at two California Pacific Medical Center sites in San Francisco.

        The Company expects to complete the installation of the last three (3) US Surgical sites in 1999's third calendar quarter.

        In April 1999 the Company commenced a self-directed private placement offering of the Company's restricted Common Stock and warrants for an aggregate of $500,000 in proceeds.
The offering was concluded on June 30, 1999.

        This offering was conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 promulgated under Regulation D of the Act to not more than thirty-five (35) non accredited investors; Section 517.061(11) of the Florida Code, Section 10-5-9(13) of the Georgia Code, Regulation 130.293 to the Illinois Code, Section292.410(h) of the Kentucky Code and Section 201.[70 P.S. 1-201] of the Pennsylvania Code. No memorandum was being used in connection with this offering since the Company relied upon its filing with the Securities and Exchange Commission.

        The basis for reliance upon the Section 4(2) exemption in connection with this offering is (i) the sale of the shares of Common Stock and warrants does not constitute a public offering and (ii) investors are or will be sophisticated investors who have access to the information on the Company necessary to make an informed investment decision by virtue of the Company's Registration Statement on Form 10-SB, as amended, filed with the Securities and Exchange Commission (the "SEC") and the Company's Form 10-KSB filed with the SEC. The Company was required to file a Form D.

        The Company received gross proceeds of $475,000 under this offering for a total of 950,000 shares of the Company's restricted Common Stock and the issuance of warrants to purchase a total of 475,000 shares of the Company's Common Stock at an exercise price of $1.00 within five (5) years. Directors Sam Norton, Dr. William Saye and David Swor each purchase 50,000 shares of Common Stock and 25,000 warrants.

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

     The basis for reliance upon Section 10-5-9(13) of the Georgia Code in connection with this offering is that (i) there were 15 or less purchasrs in the state in a 12-month period, (ii) there was no form of general solicitation or advertising, (iii) any certificate or other document representing the security bears the Georgia restrictive legeng, and (iv) each investor confirmed in writing that they were purchasing with investment intent.

     The basis for reliance upon Regulation 130.293 to is that Illinois does not required registration of federally exempted Rule 506 securities.

     The basis for reliance upon Section 292.410(h) of the Kentucky Code in connection with this offering is (i) neither the offer nor the sale of any of the shares has been or will be accomplished by any form of general solicitation;
(ii) the Company has received or will receive a written representation from the purchaser that he is acquiring the securities for his own investment and is aware of any and all restrictions imposed on transferability and that the certificates and warrants do and shall bear a restrictive legend; (iii) sales of the shares of restricted Common Stock and warrants has been or will be made to not more than fifteen (15) persons in Kentucky all of whom will be or are accredited investors; and (iv) there are no commissions, finders fees or other remuneration being paid in connection with the sales.

     The  basis  for  reliance  upon  Section   201.[70  P.S.   1.201]  is  that
Pennsylvania does not require registration of federally exempted Rule 506 securities.

     In April, 1999, the Company executed a Consulting and Assistance Agreement with Koritz Group LLC, a Connecticut limited liability company ("Koritz"). The company exercised its right to cancel the agreement on July 30, 1999. Under the terms of this agreement, Koritz had been engaged to identify sources of capital or potential business relationships and to assist the Company in (i) raising equity or debt financing in the amount of $15,000,000 (ii) arranging for trade financing for production, sale, lease, rental or other disposal of the Company's products; and (iii) arranging for the sale, merger, or consolidation of the Company or for joint ventures or strategic alliances with other appropriate business. This agreement is non-exclusive. In the event Koritz was successful, the Company was to pay compensation to Koritz equal to 2.5% for any trade financing and 10% of the value of each business arrangement. In the event Investment Financing was secured, the Company was to pay compensation equal to 10% for any investment financing to the person or entity placing such investment; provided such person or entity was qualified to receive such compensation in the state of residence of the investor. The Company was free to reject any offered financing or arrangements; however, in the event that the Company entered any arrangement within 180 days of its written rejection, on terms less favorable to the Company, Koritz was to receive a flat fee of $100,000. In addition to the cash compensation, in the event the Company secured investment financing, then the qualified, placing person or entity was to receive warrants to purchase the Company's Common Stock exercisable for 36 months after the closing at the same price as the investment financing source received, the number of which warrants would be equal to the amount of the financing divided by the exercise price. Such warrants were to have anti-dilution and piggy-back registration rights. In the event the Company "shopped" any offer of financing presented to it to other potential sources and accepted such other financing, the Koritz was entitled to a success fee. Koritz was to be reimbursed pre-approved disbursements and expenses. The agreement provided for confidentiality and cross-indemnification . The agreement was subject to cancellation by either party with five (5) days written notice. It was under this provision that the Company terminated this agreement on July 30,1999. Any disputes under the agreement were required to be submitted to arbitration, with costs payable by the losing party.

     In April 1999, the Company entered into an agreement with KJS Investment Corporation of Tampa Florida ("KJS") to provide consulting services. The agreement is on a non-exclusive basis and has no defined term. The agreement provides for such services to be performed in two phases. Under phase one, KJS is to assist in the development of a comprehensive business plan and assist the Company in positioning such plan with the capital markets with a view towards finding potential business combinations, mergers and compressed time tables for the Company's business strategy. The estimated cost of this phase is $5,000. Under phase two, KJS is to identify appropriate financial institutions and distribute the plan, analyze the initial feedback, arrange meetings, evaluate all proposals, provide management with each proposal and assist in the negotiations. Upon execution, the Company was required to commit to pay a $5,000 retainer to cover the estimated phase one costs. KJS agreed to accept 7,000 shares of the Company's common stock valued at the current bid price of $.50 towards such retainer and the balance of $1,500 to be paid in cash at such time as KJS introduces the Company to five institutional funding sources. Phase two compensation will be paid in the form of common stock equal to 1.5% of the funds raised from the capital markets in the form of a spin-off of the OASiS division and 10% of any mezzanine financing from any source introduced by KJS.


     In May 1999, the Company entered into an agreement with Ten Peaks Capital Corp. of Berkeley, California ("Ten Peaks") to pay a finder's fee for successfully securing specifically defined financing for the Company. Such financing includes finding a strategic partner and/or financial partner who secures equity in the Company or a stake in future revenues. Ten Peaks is to provide advice on long-term business, financial and strategic decisions. The term of the agreement is for three (3) months from the execution date and it expired on August 13, 1999. Upon execution of the agreement, the Company was required to commit to pay a retainer of $4,000 to cover all anticipated out of pocket expenses during the term. Ten Peaks agreed to accept 6,000 shares of the Company's common stock in lieu of such retainer provided such stock has a fair market value as reported on Bloomberg, LLP on the date of execution of not less than $.66. In the event the Company's shares were trading for less, the difference between $4,000 and the value of the shares was to be paid in cash. In the event the Company receives gross proceeds of up to $2,000,000, Ten Peaks is to receive an amount equal to 5% of such proceeds in the form of cash, equity or some combination thereof. Thereafter, Ten Peaks will receive a sliding scale equal to 4% of the next million, 3% of the fourth million, 2% of the fifth million and 1% for each additional million. In the event the Company enters into a transaction as a result of this agreement, it shall enter into a consulting agreement with Ten Peaks for a term of six months under which Ten Peaks will receive $5,000 in cash or equity.

     Other than the initial retainers, no other payments have been made to either KJS or Ten Peaks. Since execution of the KJS agreement the Company has been advised that fees and commissions related to transactions in securities may only be paid to those legally qualified to receive such payments in accordance with regulations under Federal and state securities laws. The Company is in the process of modifying this agreement such that only appropriate payments will be made in the event of place of any equity in the Company from sources identified by KJS. The Ten Peaks agreement expired without any additional payments.

     In April 1999, the Company issued 2,000 shares each to two consultants of the Company for services relating to their production of a CD-Rom disc to be used promote OASiS in lieu of cash. Such 4000 shares were valued at $2,250 which was based upon the closing price for the shares on the dates the salaries would have been paid. Such offering was made in reliance to Section 4(2) of the Act and Rule 506 and Section 517.061(11) of the Florida Code. The basis for reliance on these sections is the same as that set forth under the April 1999 offering described above.

     In May and June 1999, the Company issued a total of 57,400 shares of its Common Stock to officers and employees in lieu of salaries due and owing. Under this arrangement, Mr. Clark, the Company's President received 12,000 shares and Mr. Collins, the Company's Acting Chief Financial Officer received 34,000 shares. Such shares were valued at $39,053.00 which was based upon the closing price for the shares on the dates the salaries would have been paid. Such offering was made in reliance to Section 4(2) of the Act and Rule 506 and
Section 517.061(11) of the Florida Code. The basis for reliance on these sections is the same as that set forth under the April 1999 offering described above.

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

     With the implementation of its agreement with US Surgical and in the event of the reactivation of its various distribution agreements and/or with the establishment of one or more strategic alliances in addition to US Surgical, the Company expects to experience a period of growth, which requires it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in the areas of (i) customer service to provide technical support for the hospitals where installations are located and
(ii) technical staff to make changes requested by those hospitals. This will result in significantly higher operating expenses. The increase in operating expenses is expected to be partially funded by an increase in revenues. However, the Company's net loss may continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its sales and marketing, research and development, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

     The Company's plan of operations for the next twelve months is to focus on building revenue from the installation of the OASiS system in the ten (10) hospitals designated by US Surgical and to install additional OASiS systems in hospitals not under the US Surgical agreement but with whom the Company has begun negotiations and in some cases reached a commitment. Additionally, the Company intends to install the inservice modules from US Surgical and other medical product manufacturers at both the US Surgical and the other hospitals. The Company also is aggressively seeking strategic alliances with targeted industry partners such as manufacturers of devices, manufacturers of pharmaceuticals, professional organizations such as nursing associations and hospital group purchasing organizations and integrated health networks.

     The Company estimates that if it is successful in consummating new strategic alliances, the agreements will provide for infusion of sufficient capital to fund ongoing operations for the balance of the year. The Company estimates revenues from an expanded base of content providers and individual installations may grow to the level where they can support ongoing operations.

     The Company estimates that revenues will be sufficient to fund ongoing operations at the current level when the number of OASiS installations reaches approximately 100 to 125 and the total number of inservice modules reaches approximately 150. The Company has purchased 20 OASiS units from Kiosk Information Systems, Inc., 8 of which were installed under the US Surgical agreement, 3 of which were installed at St. Francis Hospital, and the balance of which are dedicated to its commitment to US Surgical for hospitals it has ready for installation and to other hospitals which are committed to proceed, which installations are scheduled on or before September 30, 1999. Based upon potential additional commitments, the Company believes that if it were to order 20 more units, that all such units would be placed by the end of 1999. The Company already has 32 inservice modules under the US Surgical agreement and is in discussion with various manufacturers interested in using OASiS to inservice more than 50 of their products. The Company believes that each of the initial installations should have a position as to long term acceptance within three (3) to six (6) months and that this initial time is the test period to determine the potential for market acceptance at that hospital. In the case of US Surgical hospitals, this period will be for nine (9) months by contract. At the end of such test period, the Company believes it will be in a position to execute three
(3) year leases and finance such leases through a leveraged leasing arrangement with Rockford or a similar funding source.

     In the short term, to fund operations through the fourth quarter, 1999, the Company will be required to seek additional funds from strategic alliances with potential clients its shareholders, from a limited number of accredited investors in a private placement of its restricted securities, from additional third party financing or seek third party debt or equity financing other than those planned by the current anticipated private placement. In the event no such funding is available or only partial funding is available, the Company will be required to scale back operations and to reduce its breakeven point by such measures as salary reductions, staffing cuts, or the licensing or sale of some of the Company's assets or product lines to third parties. Provided such funding or scale back is successful, the Company believes that it can meet its capital needs through the testing period and until such time as the Company has sufficient additional long-term capital to expand. There can be no assurance that the Company will be successful in these efforts.

               Once the testing period is over, the Company will require between $2 and $5 million in additional capital in the form of debt or equity to fund the continued expansion of the OASiS system and its development to meet increased demand and to implement its plans for increased marketing of its medical device products. The Company has met with several venture capital firms, investment bankers, factoring companies and traditional lending sources, each of whom have expressed early interest and many of whom are awaiting the conclusion of the testing period. The Company has accepted no definite offer. There can be no assurance that such long-term financing will be available to the Company or that it will be on terms that the Company may seek.

Results of Operations for the Three and Six Months Ended June 30, 1999 and 1998

          Overview

     From its inception, the Company has incurred losses from operations. As of June 30, 1999, the Company had cumulative net losses totaling approximately $2,070,000. Through fiscal 1997, the Company focused primarily on the design and development of its propriety products, as well as providing consulting services. During fiscal 1998, management shifted its focus to aggressively marketing its proprietary products.

        Financial Position

     Working capital as of June 30, 1999 was a deficit of $43,229, as compared to working capital of $53,056 at December 31, 1998. This decrease is primarily due to additional borrowings on the Company's line of credit and increases in Notes payable-related parties, the transfer of deposits to property and equipment, reduced by an increase in cash on hand from the receipts of the securities sold in the private placement.

        Revenues

     For the three months ended June 30, 1999 and 1998, the Company had total revenues of $13,157.00 and $3,159.00, respectively. For the three months ended June 30, 1999, revenues were comprised primarily of fees received for Oasis unit rentals and production fees for inservice modules. For the six months ended June 30, 1999, total revenues were $52,734.00 compared to $19,139.00 in the same period last year. The increase of $33,595.00 or176% is due to revenue from the 1999 launch of Oasis. In 1998, Oasis was still under development. Selling, General, and Administrative Expenses

        For the three months ended June 30, 1999, operating expenses increased by $30,244 or 13% from $227,672 for the three months ended June 30, 1998. This increase is primarily related to marketing support expenditures to sustain the launch of the Company's Oasis system. In accordance with the Company's marketing plan for fiscal 1999, expenses related to promotion, trade shows, and conventions were increased to enhance the industry awareness of the company's products and services.

     In the past, the Company has focused on the design and development of proprietary products. For fiscal 1999, the Company has launched an aggressive marketing plan that is designed to increase worldwide sales of its products. Surgical believes that the increased operating expenses incurred during the six []months ended June 30, 1999 will position the Company to generate increased revenue in the fourth quarter of the 1999 fiscal year and throughout 2000.

        Liquidity and Capital Resources

     The Company's operations are being funded primarily from the $475,000 proceeds of the private placement and from cash flow of $177,500 from shareholder loans and advances on the line of credit during the six months ended June 30, 1999. This allowed the Company to purchase capital assets, enhance its OASiS software and fund current operations. At June 30, 1999, the Company has a $188,000 cash position.

     The Company has a line of credit in the amount of $100,000 that expires in May 2017 and is guaranteed by Dr. Swor and his wife. The line of credit also has been used to fund operations on a short-term basis and $100,000 is currently outstanding.

     Net cash used for investing for the six months ended June 30, 1999 was approximately $140,962, representing primarily OASiS units purchased and costs related to the new version of OASiS which have been capitalized.

     Revenue of $13,157 for the quarter ended June 30, 1999 has been generated primarily from the leasing of OASiS units to various hospitals pursuant to the Agreement with US Surgical. For the quarter ended June 30, 1998, revenue totaled $3,159.

     It is the Company's intention to pursue additional debt and or equity financing in the range of $2,000,000 to $5,000,000 during the remainder of fiscal 1999, however, there can be no assurance that they will be successful in their efforts. Surgical believes that cash flows generated from operations and borrowing capacity, combined with proceeds from future debt or equity financing and equipment financing support from either potential future strategic alliances or firms that specialize in equipment financing will provide adequate flexibility for funding the Company's working capital obligations.

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

     The Company determined that the Year 2000 impact is not material to Surgical and that it will not impact its business, operations or financial condition since all of the internal software utilized by the Company is being upgraded to support Year 2000 versions. Further, the Year 2000 will not impact upon the operation of the OASiS system since the software for this system does not rely on legacy applications or subsystems. OASiS is designed to handle dates in the form of two digit months and days and a four-digit year, thus avoiding the Year 2000 problem

     The Company believes that it has disclosed all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

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

                                     PART II

 Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against the Company.


 Item 2.Changes in Securities and Use of Proceeds

               None

 Item 3.Defaults in Senior Securities

               None

 Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

 Item 5.Other Information

               None

 Item 6.Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
------------------------------------------

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

10.26          Surgical  Safety  Products 1999 Stock Option Plan adopted January
               1999

10.27 Form of the Employee Option Agreement under the Surgical Safety Products 1999 Stock Option Plan dated January 1999

10.28 Form of the Director, Consultant and Advisor Option Agreement under the Surgical Safety Products 1999 Stock Option Plan dated January 1999

10.29          Verio, Inc. Access Service Agreement dated February 16, 1999.

10.30 Form of Investor Subscription Documents and Agreements relative to the April 1999 Self Directed Private Placement Offering under Rule 506 of Regulation D.

10.31 Form of the Warrant issued pursuant to the April 1999 Self Directed Private Placement Offering under Rule 506 of Regulation D.

10.32          Consulting Agreement dated April 1999 with Koritz Group, LLC.

10.33 *        Agreement dated April 1999 with KJS Investment Corporation.

10.34 *        Agreement dated May 1999 with Ten Peaks Capital Corp.

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

27.1 *         Financial Data Street
----------------

(* Filed herewith, all other exhibits previously filed as exhibits to the Company's Form 10-SB, Form 10-SB Amendment No. 1 or its Form 10QSB for the quarter ended March 31, 1999.)

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

              Surgical Safety Products, Inc.
              (Registrant)

Date: August 13, 1999

By:/s/ Frank M. Clark
Frank M. Clark, President and CEO

By:/s/ Donald K. Lawrence
 Donald K. Lawrence
Vice President and Secretary

By:/s/ G. Michael Swor
G. Michael Swor
Treasurer

By:/s/ David Collins
David Collins
Acting Chief Financial Officer
[sign page SSP 10QSB 6.30.99]