Form 10QSB/A
period 1999-06-30
SURGICAL SAFETY PRODUCTS INC
filed 1999-10-14
CIK 1063530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                   Form 10-QSB

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

         As of June 30, 1999, there are 11,811,373 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.  Financial Statements


Condensed Balance Sheets as of June 30, 1999
                and December 31, 1998                                   F-2

Condensed Statements of Operations for
 the Three and Six Months Ended June 30, 1999 and 1998                  F-3

Statements of Cash Flows for the Six Months Ended
June 30, 1999 and 1998                                                  F-4

Notes to the Condensed Financial Statements                             F-6

                         SURGICAL SAFETY PRODUCTS, INC.
                            CONDENSED BALANCE SHEETS
  ------------------------------------------------------------------------------
  Assets                              (Unaudited)
  Current Assets                     June 30,  1999          December 31, 1998
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------
   Cash                              $    188,000            $     41,191
   Accounts receivable                      9,981                   1,941
   Deposits                                     0                  58,700
   Inventory                                6,119                   6,555
   Prepaid Expense                          7,500                       0
                                       -----------             -----------
  Total current assets                    211,600                 108,837
                                       -----------             -----------
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------
  Property and equipment, net             221,524                 112,772
                                       -----------             -----------
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------
  Other Assets
     Intangible assets, net               45,551                   49,232
    Software development costs, net      129,451                   92,873
    Other assets                          10,250                   10,250
                                       ----------              -----------
      Total other assets                 185,252                  152,355
                                        ----------             -----------
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------
  Total Assets                       $   618,376              $   373,514
                                     ============             ============
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------
  Liabilities and Stockholders' Equity
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------
  Current Liabilities
   Line of credit                    $   100,000               $       0
   Notes payable - related parties        77,500                       0
   Accounts payable and
      accrued expenses                    69,829                  55,331
                                    -------------             -----------
  Total current liabilities              247,329                  55,331
                                    -------------             -----------
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------

  Stockholders' Equity
   Common stock, $.001 par value,
    20,000,000 shares authorized;
   11,798,373 shares issued and
    outstanding in 1999 and
       10,786,973 in 1998                 11,812                  10,787

  Additional paid-in capital           2,429,907               1,998,242
                                      (2,070,672)
  Accumulated deficit               --------------            (1,690,846)
                                         371,047          ----------------
  Total stockholders' equity        --------------                318,183
                                                          ----------------
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------

  Total Liabilities and Stockholders' $  618,376            $     373,514
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

In the first quarter of 1999, the Company canceled these stock options and issued options with an exercise price above that of market. Accordingly, the Company decreased its payroll expenses by $91,113 for the cancellation of these options for the six months ended June 30, 1999. In addition, during the three and six months ended June 30, 1999, the Company issued common stock valued at $39,053 to certain of its employees and $7,500 to certain consultants in lieu of cash compensation for services. The common stock was valued based on the fair market value for the shares on the dates the compensation would have been paid
                                       F-6

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

Financial Position

         Working capital as of June 30, 1999 was a deficit of $35,729, as compared to working capital of $53,056 at December 31, 1998. This decrease is primarily due to additional borrowings on the Company's line of credit and increases in Notes payable-related parties, the transfer of deposits to property and equipment, reduced by an increase in cash on hand from the receipts of the securities sold in the private placement.

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

3.(I).7     Certificate of Merger filed in the State of New York February 8,1995

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

10.31       Form of the Warrant issued pursuant to the April 1999
            Self Directed Private Placement Offering under Rule 506 of Regulation D.

10.32       Consulting Agreement dated April 1999 with Koritz Group, LLC.

10.33       Agreement dated April 1999 with KJS Investment Corporation.

10.34       Agreement dated May 1999 with Ten Peaks Capital Corp.

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

27.1     *  Financial Data Street
----------------

(* Filed herewith, all other exhibits previously filed as exhibits to the Company's Form 10-SB, Form 10-SB Amendment No. 1, its Form 10QSB for the quarter ended March 31, 1999 or its Form 10QSB for the quarter ended June 30, 1999.)

     (b) No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Surgical Safety Products, Inc.
                                 Registrant)


Date: October 13, 1999            By:/s/ Frank M. Clark
                                 --------------------------------
                                 Frank M. Clark, President and CEO


                                 By:/s/ Donald K. Lawrence
                                 ------------------------------
                                 Donald K. Lawrence
                                 Vice President and Secretary


                                 By:/s/ G. Michael Swor
                                 ------------------------------
                                 G. Michael Swor
                                 Treasurer


                                 By:/s/ David Collins
                                 ------------------------------
                                 David Collins
                                 Acting Chief Financial Officer


[sign page SSP 10QSB/A 6.30.99]