Form 10KSB/A
period 1998-12-31
SURGICAL SAFETY PRODUCTS INC
filed 1999-10-15
CIK 1063530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                   Form 10-KSB
(Mark One)

  [X]    ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES  EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

  [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES  EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

Commission file no.        0-24921

                         Surgical Safety Products, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          New York                                       65-0565144
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

         2018 Oak Terrace
          Sarasota, Florida                                  34231
- -----------------------------------                      ----------
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

     Yes       X    No
----         -----

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

                                TABLE OF CONTENTS



PART I
Item 1.   Description of Business                                         2

Item 2.   Description of Property                                        47

Item 3.   Legal Proceedings                                              48

Item 4.   Submission of Matters to a Vote of Security Holders            48

PART II

Item 5.   Market for Common Equity and Related Shareholder Matters       49

Item 6.   Management's Discussion and Analysis or Plan of Operation      50

Item 7.   Financial Statements - Commencing on                           56

Item 8.   Changes and Disagreements with Accountants on Accounting
          And Financial Disclosure                                       58

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act              58

Item 10.  Executive Compensation                                         65

Item 11.  Security Ownership of Certain Beneficial Owners and            75
          Management

Item 12.  Certain Relationships and Related Transactions                 76

Item 13.  Exhibits and Reports on Form 8K                                80

                                     PART I

Item 1. Description of Business.

        (a)    Business Development

               Surgical Safety Products, Inc. (the "Company" or "Surgical") is incorporated in the State of New York and qualified to do business as a foreign corporation in the State of Florida. Surgical Safety Products, Inc. originally was incorporated under the laws of the State of Florida on May 15, 1992. On November 28, 1994 the Company merged into Sheffeld Acres Inc., a New York shell corporation which had approximately 1,100 shareholders, but had never commenced operations. Although Sheffeld Acres, Inc. was technically the surviving entity, the Company changed its name after the merger to Surgical Safety Products, Inc. Articles of Merger were filed with the State of Florida on October 12, 1994 and a Certificate of Merger was filed with the State of New York on February 8, 1995. The Company filed to do business as a foreign corporation on April 11, 1995 in the State of Florida. The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "SURG". The Company's executive offices are presently located at 2018 Oak Terrace, Sarasota, Florida 34231, its telephone number is (941) 927-7874 and its facsimile number is (941) 925-0515.

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

               In addition to its current activities, the Company also had operated a diagnostic clinic specializing in women's health. On September 28, 1994 the Company formed a wholly-owned subsidiary, Women's Diagnostic Center, Inc. ("WDC") under the laws of the State of Florida. WDC immediately acquired certain personnel and assets, consisting of a diagnostic clinic specializing in women's health, the Women's Ambulatory Services, Inc., a Florida corporation. WDC catered exclusively to women and their specific healthcare needs. Patients were attended to by an all female staff in order to provide a uniquely personal and caring atmosphere while emphasizing women's healthcare education and awareness. WDC specialized in mammography, ultrasounds, osteoporosis testing, chest x-rays and comprehensive laboratory testing.

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

               From March through June 1998, the Company received gross proceeds in the amount of $999,000 from the sale or exchange for services of a total of 920,000 shares of Common Stock in four (4) offerings . The Company undertook its first offering of 400,000 shares of Common Stock pursuant to Rule 504 of Regulation D ("Rule 504") on March 1, 1998, exchanging shares with Stockstowatch.com, Inc. ("Stockstowatch") and its legal advisor in exchange for services, 300,000 shares and 100,000 shares respectively; its second offering of 400,000 shares of Common Stock pursuant to Rule 504 on April 1, 1998 upon the exercise of an option granted pursuant to a Stock Option Agreement; its third offering of 60,000 shares of Common Stock pursuant to Rule 504 on June 8, 1998; and its fourth offering of 60,000 shares of Common Stock pursuant to Rule 504 on June 18, 1998. While no offering memorandum was used in connections with these offerings, the business plan of the Company, which was disclosed to each prospective investor, was for the provision of product development, sales and services for the medical industry. The Securities and Exchange Commission ("SEC") has brought an action against Stockstowatch alleging that it violated the anti-fraud and anti-touting provisions of the federal securities laws with reference to shares which it received for services to the Company.

               In April 1998, the Company issued 2,500 shares of restricted stock subject to Rule 144 of the Act to an outside consultant in exchange for computer consulting services valued at $4,375. The Company relied upon an exemption under Section 4(2) of the Act.

               In October 1998, the Company entered into an agreement with T.T. Communications, Inc. to provide investor relations services for the Company. T.T. Communications, Inc.'s receives monthly compensation and was granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $1.50. The agreement continues on a month to month basis. The Company issued these shares and granted these options pursuant to Section 4(2) of the Act and Rule 506.

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

               In April 1999 the Company commenced a self-directed private placement offering of its restricted Common Stock and warrants for which it received gross proceeds of $475,000. Pursuant to such offering, 950,000 shares of restricted Common Stock were issued and warrants to purchase 475,000 shares of the Company's restricted Common Stock at an exercise price of $1.00 exercisable within five (5) years were granted. Three directors purchased shares under this offering. The Company conducted this offering pursuant to Section 4(2) of the Act and Rule 506. No offering memorandum was used in connection with this offering. Rather investors were provided with access to the Company's Registration Statement on Form 10-SB, as amended, its Form 10-K and its Form 10Q for the 1st Quarter 1999, all of which are filed with the Securities and Exchange Commission ("SEC").

               In April, 1999, the Company executed a Consulting and Assistance Agreement with Koritz Group LLC., a Connecticut limited liability company ("Koritz") to identify sources of capital or potential business relationships and to assist the Company in (i) raising equity or debt financing in the amount of $15,000,000 (ii) arranging for trade financing for production, sale, lease, rental or other disposal of the Company's products; and (iii) arranging for the sale, merger, or consolidation of the Company or for joint ventures or strategic alliances with other appropriate business. This agreement was terminated on July 30, 1999.

               In April 1999, the Company entered into an agreement with KJS Investment Corporation of Tampa Florida ("KJS") to provide consulting services. KJS agreed to accept 7,000 shares of the Company's common stock valued at the current bid price of $.50 as part of an initial retainer with the balance of $1,500 to be paid in cash at such time as KJS introduces the Company to five institutional funding sources. The issuance was made pursuant to Section 4(2) of the Act and Rule 506.

               In April 1999, the Company issued 2,000 shares each to two consultants of the Company for services relating to their production of a CD-Rom disc to be used to promote OASiS. Such 4000 shares were valued at $2,250 which was based upon the closing price for the shares on the dates the services were due to be paid. Such issuance was made in reliance on Section 4(2) of the Act and Rule 506.

               In May 1999, the Company entered into an agreement with Ten Peaks Capital Corp. of Berkeley, California ("Ten Peaks") to pay a finder's fee for successfully securing specifically defined financing for the Company. Ten Peaks agreed to accept 6,000 shares of the Company's common stock in lieu of a retainer provided such stock had a fair market value as reported on Bloomberg, LLP on the date of execution of not less than $.66. The issuance was made pursuant to Section 4(2) of the Act and Rule 506.

               In May 1999, the Company issued a total of 46,000 shares of its restricted Common Stock to Frank Clark and David Collins and 11,400 shares of its restricted Common Stock to three (3) other employees in lieu of salary and consulting fees due from the Company to each of them, which salary and consulting fees were valued at $31,222 in the case of Mr. Clark and Mr. Collins and at $7,832 in the case of the three (3) employees. The Company issued such shares pursuant to Section 4(2) of the Act and Rule 506.

               See (b) "Business of Issuer" immediately below for a description of the Company's business.

(b)      Business of Issuer.

General

               The Company was formed in 1992, and until 1996, was primarily engaged in women's healthcare, medical research and product development with a focus on safety-related products geared to the reduction of occupational risks to healthcare workers. To date, the Company has received four (4) patents on two
(2) products, is seeking patent protection on other products and is in the process of developing or acquiring the rights to approximately nine (9) additional medical products intended to be marketed to the healthcare community. The concepts and designs of the additional medical products are at various stages of development or negotiation. The Company has an exclusive five (5) year manufacturing and supply agreement for a line of protective prescription eyeglasses. The Company markets its product lines under the trademark, Compliance Plus.

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

               The Company has an exclusive marketing and supply agreement for a semi- disposable, custom-made prescription protective eyewear for healthcare workers which it markets under the trademark, MediSpecs Rx(TM), the initial term of which terminates in September 2000. In addition, the Company intends to market an infection control equipment kit for healthcare workers under the trademark, IcePak(TM).

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

               The Company had executed distributorship agreements for SutureMate(R) with (1) Johnson & Johnson Medical Pty., Ltd with respect to the territories of Australia, New Zealand, Papua, New Guinea in April 1995; (2) Medicor Corporation with respect to the Netherlands in March 1995; and (3) ISC Group, a company organized under the laws of the country of Saudi Arabia, with respect to Saudi Arabia and the so-called GCC Nations (comprising of Oman, Yemen, United Arab Emirates, Qatar, Bahrain and Kuwait) in December 1994. None of these agreements are currently active since the original distribution was thwarted by the high manufacturers suggested retail price. With the re-engineering of the product and the lower cost of goods, it is anticipated to receive a more favorable market response. In December 1996, the Company executed an exclusive seven (7) year distribution agreement for SutureMate(R) for the European market with Noesis Capital Group ("Noesis") under which Noesis was to recruit, hire and train European master distributors and distributor/dealer networks throughout the European continent. This agreement is technically in force but is currently inactive for the same reasons as the other distributorship agreements. The inactivity of these agreements reduces the current revenue potential of the Company. Based upon the relative number of surgical procedures performed in the United States and overseas annually, it is estimated that the domestic market for SutureMate(R) is 15 to 20 million units and that the foreign markets could represent 70% to 80% of the domestic market. In August, 1997, the Company entered into a distribution agreement for the State of Florida for its MediSpecs Rx(TM) prescriptive eyewear with Hospital News of Florida. Hospital News of Florida sold no MediSpecs Rx(TM) units under the agreement and is no longer a publication. Since the Company is disappointed with MediSpecs Rx(TM) sales, it is considering dropping the product line.

               In October 1996, the Company entered into a staff/client leasing agreement whereby Staff Leasing II, L.P. ("Staff") leases all existing and new employees to the Company. The initial term of the agreement was for one (1) year. The agreement is automatically renewable on a monthly basis until renewed for a fixed term or terminated. The agreement remains open on a monthly basis. All of the persons described herein to be employees of the Company are covered by this agreement.

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

               In February 1998, the Company executed a letter of intent to joint venture with U.S. Surgical Corporation ("U S. Surgical"), a major manufacturer of surgical products which distributes its products worldwide, for the marketing of the OASiS system. The parties executed a final agreement dated October 28, 1998 (the "Short Term Agreement"). On October 1, 1998, Tyco Healthcare Group LP ("Tyco") consummated a merger with US Surgical. On July 30, 1999 Surgical entered into a private partner network agreement with US Surgical. Under the July agreement, Surgical is to supply up to four hundred (400) OASiS systems to US Surgical under licenses calling for installation in nominated hospitals (the "Long Term Agreement").

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

               Surgical's medical device lines are designated for wholesaling to international distributors. These products are focused on improved efficiency and safety. Clinical research on the original Compliance Plus product, SutureMate(R), has demonstrated dramatic reductions in sharps injuries (sharps injuries are injuries to healthcare workers or patients caused by suture needles, syringes, intravenous catheters, scalpels, screws, wires and other sharp instruments in the operating room) and a 60% to 85% decrease in bloodborne pathogen exposure, while at the same time improving procedure efficiency. This study was conducted by Donna Haiduven, BSN, MSN, CIC, a member of the Company's OASiS Medical Advisory Panel.

               Surgical is attempting to secure a research-backed, OSHA mandate status for its OASiS information system which would make the availability of Compliance Plus required in hospitals and other medical facilities. The Company's plan is to accumulate enough research on product lines to demonstrate statistically their significant safety advantages to support such products inclusion in OSHA requirements for workplace safety compliance. There can be no assurance that such statistics will demonstrate such facts, or even if demonstrated, that such products will be included in OSHA requirements.

               Fourteen (14) OASiS unit are now installed in seven (7) hospitals. Lease payments from OASiS currently are made directly to Surgical from the customer hospital but may be made, in the future, through a third party leasing intermediary. In the case of the third party intermediary, Surgical is paid a lump sum at the front end of the lease and the hospital then makes its payments to the leasing company. Selection of the leasing arrangements is made based upon Surgical's current financial status and based upon the financial strength of the hospital involved. SutureMate(R) was originally sold in limited quantities and had limited success due to the high manufacturers suggested retail price. New manufacturing arrangements will allow sales in the $5 to $6 range, more in keeping with disposable products. Due to limited sales, the Company is considering dropping the MediSpecs Rx(TM) product line. Consulting fees are derived from the Medical Consultation Division on an as needed basis. The Company now is positioned to commercialize Compliance Plus product lines and its proprietary OASiS system through its alliance with U.S. Surgical and their full size international sales force. The Company is preparing other alliances with one or more established industry leaders in healthcare. The Company believes that recurring multiple revenue streams and a "cookie cutter" program and network will allow for potentially rapid growth in the number of OASiS system installations. When the OASiS system reaches the appropriate size, the Company will consider the spin-off of a separate subsidiary for managing this Internet-based healthcare information network and subsequently an initial public offering related to the spun off subsidiary. If the Company grows and attains its projected earnings, it intends to apply for listing on the NASDAQ Quotation System where it believes the market would apply an appropriate multiple to the earnings per share. At such time, the Company will position itself as an acquisition target for major medical or information system entities.

               The Company is seeking debt or equity financing in the amount of between $2,000,000 and $5,000,000. In the event the Company is successful in securing equity financing, the Company is unable to project the number of additional shares of its Common Stock which will be required to secure such financing. As of December 31, 1998, the Company has no short term debt. During the first quarter of fiscal 1999, the Company drew down on its line of credit of $100,000. In the event that the Company is successful in securing debt financing, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both. The Company has entered into consulting agreements with several potential funding sources; however, to date, has not concluded terms for any financing which it feels appropriately meets the requirements of the Company. In the event additional debt is raised, it will incur future interest expense. In the event additional equity is raised, management may be required to dilute the interest of existing shareholders or forgo a substantial interest in revenues, if any. In the event that the Company is successful in securing debt financing, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both.

               Subject to the availability of additional financing, of which there can be no assurance, the Company plans (1) to facilitate implementation of its sales strategies, (2) to apply additional funding to existing new technology; and (3) to apply additional funding to complimentary products and services through corporate acquisition and exclusive licensing.

               The Company currently employ, under the agreement with Staff and on a full-time basis, seven (7) people, including its President, Vice President, Treasurer and personnel added in 1998 to perform sales and marketing functions. Total employee salaries for the year ending December 31, 1998 were $397,210 of which $266,530 was paid as Executive Compensation, including salaries and the value of Common Stock and Options issued and granted to such executives. The Company's executive officers and directors devote such time and effort as are necessary to participate in the day-to-day management of the Company. During the fourth quarter of 1998, the Company employed one (1) additional individual in the area of computer systems and continues to seek another individual in the same area. Subject to the availability of additional funding, of which there can be no assurance, the Company plans to add personnel as needed to implement the Long Term Agreement with US Surgical and other growth plans.

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

Data Systems Division

               In 1997, the Company saw an opportunity to establish a landmark information system for multiple applications within the healthcare industry. This proprietary surveillance network, called OASiS, was originally designed to export and track occupational safety emergencies such as needlesticks and fluid exposures. The new Version 2 OASiS provides information consolidation in a secure network of touchports located throughout a health care facility. At each on-site location, a healthcare worker has touch access to multi-media information. The OASiS system at its current level of development, is designed to function in three areas: (1) exposure (to bloodborne pathogens) management;
(2) healthcare training; and (3) healthcare risk management.

               In the area of exposure management, the healthcare industry is in need of a standardized, efficient method for tracking, managing and analyzing occupational safety emergencies such as needlesticks and other fluid exposures. Standardized and accurate reporting methods result in superior prevention controls and better post-exposure management for follow-up and counseling. Information relating to the spread of bloodborne pathogens through exposures varies widely and OASiS allows for cross-facility standardization. Healthcare workers need and are now insisting they receive accurate, timely information relating to exposures.

Sharps injuries and other exposures occur frequently.

               Current reporting protocols incorporated into the OASiS system involve a typical chain of events necessary to create an estimated risk assessment and to provide access to testing, treatment and follow-up.

               Under current non-computerized protocols, after an exposure, the injured worker may be required to complete an incident report (provided by risk management), meet with a supervisor and then leave the worksite to seek evaluation, testing and treatment at an employee health facility or the emergency room. Evaluation techniques, testing and available treatment and follow-up recommendations are inconsistent, inefficient, not timely and breach the employee's confidentiality due to the multiple points of contact which are involved.

               With the use of  OASiS,  the  injured  worker  is  provided  with confidential access to information, statistics and a preliminary risk assessment. The healthcare worker begins the reporting process by "touching" their way through a very detailed, yet easy to use, Occupational Safety Emergency Report. Data collection for the exposure incident is mutually exclusive and exhaustive. The system calculates the risk level based on data inputted into the system directly by the healthcare worker. The worker receives a printed data sheet with risk assessment (weighted towards higher risk) and a recommended testing, treatment and follow-up plan. The worker then is directed to employee health or emergency care for direct, complete and thorough assessment by a facility staff member designated in that capacity. If the worker decides not to proceed, full confidentiality is maintained while critical information for decision making is provided to the healthcare facility and documented for it. If the worker proceeds, then complete incident data is already collected in the system, sent to the appropriate locations within the facility and printed for use by the provider of counseling and treatment.

               In the area of employee training, current training systems involve a number of methods including small groups, large groups, video and other audiovisuals. Staff training on required courses is commonly done in small groups. New surgical equipment and techniques are typically done by way of small groups by product representatives or other trainers and often are enhanced or reinforced with printed materials or videotapes. This procedure requires the worker to arrange his or her schedule around a predesignated time.

               Practice also requires annual training on various subjects such as modes of disease transmission, information on the epidemiology of disease, procedures to follow in the event of a potential exposure, use of personal protective equipment and standard precautions. Training is provided at the time of job entry, at annual re-training and whenever tasks are modified which alter the hazards posed. The person conducting the training must be knowledgeable, not only on the subject matter, but also on how it relates to the emergency response personnel. This procedure also requires rescheduling to a pre-designated time.

               The Association of Operating Room Nurses ("AORN") regularly issues a list of training recommendations on its website (AORN.org) or in the AORN monthly journal. One such recommendation was a proposal to develop and evaluate continuing education requirements to assure the continuing competence of regulated healthcare professionals. Because of the rapid development of technologic and scientific advances, AORN believes that one of the greatest challenges is ensuring the continued competence of the workers providing nursing care. The competent use of technology involves not only the understanding of the equipment but also the decision making/critical thinking skills needed to use the equipment effectively, safely and appropriately.

               Inadequate training has been implicated as a common cause of patient safety incidents. This issue has gained increased publicity among consumer advocacy groups. Recent surveys by the National Patient Safety Foundation presented in or about August 1998 at the American Medical Association ("AMA") indicate that 42% of those surveyed said they were involved in situations where a medical mistake was made. Of these mistakes, 22% were made during a medical procedure. The causes cited by the respondents included what they believed to be carelessness, improper training and poor communications. The survey was commissioned by the AMA to evaluate the need for initiatives to reduce errors in the healthcare industry.

               With the use of OASiS, the worker has access to a directory of various succinct multimedia interactive training modules on the job and available when the worker can assign the time to do the training. The Company produces these modules using multimedia material provided by outside agencies, organizations and product suppliers. Quick reference is accessible to important safety-related features and key user information on medical devices and new techniques. The system was designed to decrease the need for personal training and to improve patient and worker safety by increasing the availability of critical information. Improved awareness of new techniques and devices by healthcare workers has shown improvement in the quality of care provided by the facility.

               The Company believes that the use of the OASiS system benefits device distributors and critical care departments and that better trained users of devices should lower the rate of incidents occurring due to misuse of a device. The system also provides a mechanism whereby alleged defective products may be efficiently reported to the facility and manufacturer. This aspect is expected to assist product distributors and manufacturers with field reporting. OASiS training programs are designed to provide not only a thorough and cost effective method for employee training, but also to provide the documentation of the learner's comprehension of the subject. Further, an established network of OASiS terminals within a facility also acts as a point-of-sale for the Company's other medical devices such as SutureMate(R) and MediSpecs Rx(TM) semi disposable prescription eye protection and for other medical providers' devices.

               Each OASiS system involves "touch access" to a computer terminal designed as a stand-alone kiosk. In essence, kiosks are computers equipped with software designed to guide people to information, help them accomplish a task, or effect a transaction. Kiosks can provide text information, graphical presentations, and video and sound clips.

               Each OASiS touch point is located strategically within the hospital environment and is linked to a main center for accumulation of hospital data. The system is designed to provide healthcare workers with previously unavailable access to a wide variety of pertinent information. Unlike traditional systems which require a certain level of computer aptitude (even if only using a mouse or keyboard), OASiS' distinct advantage is its foundational design in a "touch access" format. Virtually every command or task on OASiS is performed by touching a user friendly icon driven interface. In other words, if one can point to and touch a picture on a screen, then one has access to a world of valuable and potentially life saving information through the OASiS network. By using Apple Quicktime VR(TM) at an OASiS touchpoint, the system allows the user to touch an image on OASiS, drag their finger on the screen and view the image from multiple angles. The Company markets this feature under the name "Virtual Touch Reality".

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

               Hospitals employing OASiS will use an average of one (1) to three

(3) units initially. The units are strategically placed in varying hospital departments. Pricing is structured so as to simplify the hospital's approval process. The OASiS system can be leased to the hospitals on a three-year contract arranged through Rockford Industries, Inc. of Santa Ana, California ("Rockford"), which acts as the third party lessor. After early stage discounting to the hospital, the Company expects that leasing fees, industry content production and use fees and software subscription fees will combine for a per unit revenue of approximately $1,500 per month. After the three-year period expires, the residual value of each OASiS will be added to the Company's assets. The OASiS system will be upgraded at that time and it is anticipated that additional gross revenue for each unit in place.

               Under the leasing arrangement with Rockford, lease approval will be based upon the credit-worthiness of the lessee hospital. Once approved, the Company, as the supplier of the equipment, receives a discounted present value of the lease income stream in advance. It is these funds which the Company will use to cover the acquisition costs of the OASiS hardware delivered to the lessee.

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

               As an information system, OASiS production consists of an integration of proprietary software with hardware from original equipment manufacturers ("OEM's"). The Company designed and is the sole owner of the software portion of OASiS. This was as a result of approximately three (3) years of research and development. The software presentation consists of the frontline user interface, the programs and all supporting database gathering programs and administrative "back office" facilities. The software exists as a user ready or standardized foundation with widespread adaptability as the system is installed at the hospital's facility. As of January 1998, Version 1.1 was fully operational at the initial installation at SMH and was ready for installation in additional facilities. OASiS Version 1 worked acceptably for accident reporting, but was unacceptable for constant updating of content and from the administrative monitoring standpoint. Version 2, now operational, uses nothing from Version 1. Plans for additional upgrades to Version 2 are in progress and are being adapted to the needs of the end-user market as they are discovered.

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

               The Company has determined that the most economical way to deliver the integrated hardware/software product to the customer is through a full service integration specialist (the "Integration Specialist"). The services and responsibilities covered by such specialist will be: (1) hardware installation into the OASiS kiosk and configuring the components; (2) software installation; (3) software configuration; (4) 24-hour "burn in" and testing; (5) hardware disassembly, packing and shipping; (6) on-site installation; (6) on-site testing; and (7) three-year 24 hour turn around warranty on all hardware. Many potential integrators exist and the Company had entered into preliminary agreements with two initial candidates which were never reduced to writing. Rather the Company operates on a purchase order basis with Kiosk Information System and already has purchased units from them. The Company expects to use no fewer than two integrators on a regular basis to ensure the quality, service and performance required in a competitive situation.

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

               Effective January 30, 1998, the Company entered into a Prepaid Capital Lease Agreement with Community Health Corporation (the "Lessee"), a Florida not-for-profit corporation which acts in support of SMH ( the "SMH Lease Agreement"). Since delivery under this agreement was in December 1997, the SMH Lease Agreement was treated as income in 1997. SMH is the site of the initial OASiS installation. Pursuant to the terms of the SMH Lease Agreement, SMH leased four (4) OASiS kiosks and accompanying software and technical support for a term of ten (10) years commencing on a date which was to follow an initial trial period. The Company was required to install the kiosks within five (5) days of the execution of the SMH Lease Agreement. SMH was entitled to review the performance of the installations for a period of thirty (30) days after installation. Provided the systems performed in accordance with pre-established standards during such trial period, the SMH Lease Agreement term would commence at the time of acceptance. Pursuant to the SMH Agreement, at acceptance, the Lessee agreed to prepay all rent payments for the term of the SMH Lease Agreement, which sum amounted to $250,000. All modifications, improvements, additions and enhancements ("Modifications") which result from this installation belong to the Company; however, in the event a Modification is proposed by SMH and the Company incorporates it into the OASiS system, the Company will pay SMH one half of one percent (.5%) of any net revenue the Company receives attributable to such Modification. SMH has proposed no Modifications to date. The Company is obligated during the term of the SMH Lease Agreement to provide software maintenance, improvements and updates to the OASiS system and training for the use of the units to SMH's personnel. In addition, the Company is required to carry comprehensive general and products liability insurance in the amount of $2,000,000 covering the use of the OASiS system and naming SMH and the Lessee as co-insured parties. And further, the Company agreed to indemnify the Lessee and SMH against any liens, liabilities or other damages incurred by the Lessee or SMH as a result of the installation or use of the OASiS system. At the end of the term, the Lessee has an option to purchase the four (4) OASiS kiosks for the sum of $1. Neither party to the SMH Lease Agreement may assign nor delegate any of the rights or obligations contained in the agreement The units were installed and are operational. At the current time the SMH Lease Agreement is in full force and effect. The Company received the payment due under the SMH Lease Agreement on January 30, 1998.

               Following a presentation before the Association of Infection Control Professionals and Epidemiologist ("APIC") in May, 1998, the Company received nearly a dozen applications from multi-facility hospital systems wanting to be a part of the next wave of OASiS installations and inquires for at least four times that many facilities seeking more information about the development of OASiS. To date, none of these inquiries has resulted in an OASiS installation agreement.

               From March 31st through April 2nd, 1998, the Company, in conjunction with U S Surgical, demonstrated the OASiS touch-access information system at the AORN convention in Orlando, Florida. This is the largest nursing convention in the world. OASiS accounted for over 21% of all leads generated by US Surgical at AORN. Based upon the evaluation forms completed by the nurses, it was found that (1) the most useful section of OASiS, as it now exists, is the device inservices; (2) most of the nurses characterized the system as a convenient way to receive inservices, while a few of them viewed it as a sales and marketing tool for device manufacturers; (3) an overwhelming number of the nurses who responded stated that they would rely on OASiS on a daily basis; (4) the most requested additional features were a Surgeons' Preference Card which is scheduled for Version 3.x testing, electronic PDR and Latex sensitivity which is under development; and (5) most of the nurses would recommend OASiS for their operating room.

               Following the AORN convention, the Company and US Surgical agreed to terms for the further presentation of OASiS. On October 28, 1998, the parties executed the Short Term Agreement for a term of three years under which US Surgical was to arrange for the installation of ten (10) OASiS systems in hospital facilities which US Surgical defines as "Centers of Excellence." "Centers of Excellence" refers to US Surgical's designation given to their prime hospital customers which are usually teaching facilities with a national reputation. Following the merger in October 1998, US Surgical became a division of Tyco Healthcare Group LP ("Tyco"). Tyco is a limited partnership organized under the laws of the State of Delaware and having its principal office in Norwalk, Connecticut.

               Under the Short Term Agreement, each system installed includes thirty (30) inservice training modules. Following an initial nine (9) month trial at each of these facilities and subject to satisfactory performance by the system and the technical support group, US Surgical has the right to have additional systems installed in other healthcare facilities nationwide. US Surgical financed the development and installation of the ten (10) systems. No decision has been made as to which party will pay for such additional systems as US Surgical elects to have installed. If it is the Company, additional capital may be needed, the securing of which on favorable terms to the Company cannot be assured. The Company receives a fee in the amount of $36,000 for the initial ten
(10) installations during the testing period and a fee in the amount of $108,000 for the balance of a three (3) year term for such initial installations. In addition, the Company can generate profits on the sales of its products through the point-of-sale facility in the OASiS system and from the fees it receives from other device providers and training companies through the use of the inservice modules. Provided US Surgical is not in default on any payment, at the end of the term, they have the option to purchase the OASiS hardware at a price of $8,500 for each Model 1062 unit. Although ten (10) units were to be installed in November 1998, due to a delay caused by the acquisition of US Surgical by Tyco and a strategic decision by them to delay the commencement of the installations until after the holiday season, the Company has thus far installed six (6) units in five (5) hospitals. The balance were to be completed in the third quarter of 1999; however, such additional installations have been merged into the Long Term Agreement.

               On June 30, 1998, the Company executed a letter of intent with Ad-vantagenet Inc. of Sarasota, Florida ("Ad-vantagenet"). Under the terms of the letter of intent, Ad- vantagenet assisted in the creation of Version 2.0 OASiS software, including creating the art and graphics. Version 2.0 is designed to allow for more dynamic features on the system including instant updates, information-gathering and editing features. The Company chose Ad-vantagenet to complete Version 2.0 after unsatisfactory results were achieved by Gambit, Inc., d/b/a MediaWorks. The functions Ad-vantagenet incorporated into Version 2.0 include features which had been requested of MediaWorks but were not provided. The total projected cost of the Ad- vantagenet project was one-fourth of the cost which MediaWorks projected. The Company was in litigation with MediaWorks over the termination of their agreement. (See Part II, Item 2. "Legal Proceedings.") Subject to the successful completion of the letter of intent project with Ad-vantagenet, the Company intends to enter into a more structured, long-term agreement for further OASiS development with Ad-vantagenet or a similar company.

               In November 1998, the Company entered into a seven (7) year collaborative agreement with Dr. William B. Saye, the Medical Director and CEO of the Advanced Laparoscopy Training Center in Marietta, Georgia ("ALTC") under which the Company acquired the "digital rights" of ALTC and the resulting amalgam as it relates to surgical education and marketing rights to the ALTC database. Under this agreement, Dr. Saye became a member of the Company's Board of Directors and agreed to act as the Medical Director of ALTC VirtualLabs. Dr. Saye is compensated for travel expenses and paid an honorarium of $2,500 per day when his services are requested by Surgical. In addition, Dr. Saye was awarded stock options to purchase up to 1,000,000 shares of the Company's Common Stock over the term of the agreement, options for 300,000 of which were issued upon the execution of the agreement, and the balance of which are issuable monthly. The intention of the agreement is that any educational activity involving ALTC or Dr. Saye on the Internet or other digital presence would become the property of and under the control of Surgical. The purpose of the agreement is to shift traditional training methods in advanced surgical techniques to a new distance-based approach delivered through OASiS, the Internet and emerging mediums. The goal is to educate and train a wide audience on safe and efficient surgical techniques and procedures through the expansion of the OASiS network. Dr. Saye has an existing agreement with Ethicon Endo- Surgery, a division of Ethicon, Inc., which the parties do not believe will conflict with this agreement.

               In November 1998, the Company committed to purchase twenty (20) stand alone kiosk OASiS units from Kiosk Information Systems, Inc. for a total purchase price of $133,000 plus freight charges This commitment was in the form of a purchase order from the Company. By December 31, 1998, the Company had paid $66,500 and received a partial delivery under the agreement. To date, the Company has paid $130,000 and is holding back the balance pending repairs on two
(2) of the units.

               In November 1998, the Company announced a planned enhancement to the OASiS system called "Vendor Watch". Currently in development and testing, this program is expected to aid the hospital administration in monitoring the presence of vendors and sales representatives visiting the hospital. Also, it is planned as a communications tool for sending messages to the vendors. Beta testing is planned for late 1999.

               OASiS Version 2.0 became operational at SMH in February, 1999. For the installation, Surgical has outsourced Internet services to Verio, Inc. ("Verio") , a provider of Internet services such as broadband connectivity, WEB hosting solutions, virtual private networks, e-commerce and other enhanced Internet services. Verio provides OASiS with fast, reliable and secure access to the Internet via Tier 1 connectivity. In February 1999, Surgical entered into an agreement with Verio for access service at SMH. The agreement required payment of a set up fee of $60 and monthly charges of $199. Surgical is responsible for paying the monthly charges. A comparable agreement with Verio or other provider is contemplated for each hospital at which OASiS is installed.

               In February 1999, Surgical completed negotiations which had commenced in the summer of 1998 to install OASiS units as a test site in St. Francis Hospital in Trenton, New Jersey ("St. Francis Hospital"). Three units with Version 2.0 software were installed in February. The Company has an oral arrangement with St. Francis Hospital under which the hospital pays Surgical $200 per month per unit as a monthly software license fee and pays $50 per month per unit for "hot swap" maintenance service based upon a monthly invoice.

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

               In June 1999, the Company completed the installation and Internet connection on the unit at the University of Washington in Seattle. The preliminary preparations were completed for the units under the US Surgical agreement at theCalifornia Pacific Medical Center sites in San Francisco and Los Angeles. To date, these last two sites are not installed fully and are not connected to the Internet.

               On July 30, 1999, the Company entered into the Long Term Agreement with US Surgical which is a private partner network agreement. Under the Long Term Agreement, Surgical is to supply up to four hundred (400) OASiS systems to US Surgical under licenses calling for installation in nominated hospitals. Each license is for a term of three (3) years commencing with "substantial installation: of such unit. "Substantial installation" is defined as delivery of the OASiS unit to the hospital and connection to the Internet.

               Under the terms of the Long Term Agreement, US Surgical must license two hundred (200) units within the first year, and subject to certain obligations on the part of Surgical to license units to third parties, must license an additional two hundred (200) units by the end of the second year to third parties. Previously installed units under the Short Term Agreement are counted toward the minimum units required. On August 10, 1999 US Surgical paid Surgical $100,000.00 as an advance for such licenses. The first 200 licenses are $1,500 each and additional licenses are $1,000 each.

               The Long Term Agreement further provides that neither Surgical, nor any third party other than US Surgical, may place OASiS units in any of the "protected departments" of the hospitals, unless it is installed prior to receipt of a purchase order from US Surgical or unless US Surgical does not exercise its right of first refusal after notice from Surgical for such hospital. The Long Term Agreement defines "protected departments" as Operating Room, Labor and Delivery, Emergency Room, Ambulatory/Same Day Surgery / Outpatient, Nuclear Medicine, Intensive Care, Orthopedic / Ortho Casting Room, and Dialysis. US Surgical is required to have each hospital bear the entire risk of loss and damage to any OASiS system except if such is caused by the negligence or wilful misconduct of Surgical. US Surgical must maintain casualty insurance in amounts and with companies acceptable to Surgical on the OASiS units and its related amenities with Surgical as the loss payee. US Surgical may elect to have the OASiS systems installed in hospitals it nominates co-branded with its name. Surgical has the discretion to select the content, related services and in-service products for the OASiS systems installed under this agreement; however, during the term of the agreement, US Surgical is required to pay for and maintain a minimum of one hundred forty (140) product in-services modules in an average of at least 80% of all OASiS systems installed in the United States whether or not covered by this agreement and 100% on those that are covered by the agreement. US Surgical's product-based modules produced by Surgical become the property of US Surgical. Surgical retains the right to display such modules on other OASiS units. All other modules remain the property of Surgical. Surgical receives a fee for production of the modules. If Surgical installs additional OASiS units in a designated hospital, US Surgical receives a 10% commission. Surgical receives a monthly maintenance fee for each unit, of $149, unless paid a year in advance in which case it may be discounted up to 10%.

               The Company expected to complete the installation of the balance of the US Surgical sites under the Short Term Agreement in 1999's third calendar quarter; however, such installations have been merged into the Long Term Agreement.

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

Medical Products Division

               Compliance Plus is the designation under which all the Company's products are developed. The Company trademarked this term in order to indicate that the criteria used in the research and development of every Surgical product and service meets or exceeds compliance mandates set forth by the OSHA, the Centers for Disease Control and Prevention ("CDC") and other governing bodies. It is the goal of the Company to exceed existing standards in order to assume a leadership role in the area of medical prevention and safety products.

               The Compliance Plus Exposure Prevention Program includes several safety engineered products dedicated to reducing exposure and cross contamination in the operating room. These exposure prevention products are designed to maximize surgical efficiency while reducing bloodborne pathogen exposure to healthcare workers and improving patient care in a wide range of applications. The Company has already introduced the first two Compliance Plus products into the market - MediSpecs Rx(TM) and SutureMate(R). These are the only two Compliance Plus products which it currently markets. Both of these products meet OSHA and CDC mandates. There is no current time table for the release of additional Compliance Plus products. The remainder of the proposed Compliance Plus line will be added through further in-house development and acquisitions, which are already in process.

               The Compliance Plus devices include: SutureMate(R), a patented single-patient-use surgical assist device for safe and efficient suturing; MediSpecs Rx(TM), a disposable prescription protective eyewear for healthcare workers; Prostasert(TM), a patented obstetrics/gynecology ("OB/GYN") pharmaceutical applicator; IcePak(TM), an infection control equipment kit for healthcare workers; PrepWiz(TM), a revolutionary surgical preparation and drape system (in development); and FingerSafe(TM), a multi-featured surgical thimble (in development).

               The Company believes that the use of Surgical's Compliance Plus exposure prevention strategy provides numerous direct and indirect benefits. These benefits relate to a significant reduction in bloodborne pathogen exposure from needlesticks and glove perforations, as well as improved procedural efficiency. The Company believes that prevention through the use of its products reduces expenditures in employee health post-exposure work-up and treatment, and lost employee time. The Company further believes that there are also benefits from improved employee morale, community relations, and reduced liability and workers' compensation costs.

               In January 1998, the Company executed a clinical products testing agreement with SMH for a term of five (5) years. Under the terms of the agreement, Surgical will submit ten (10) surgical and medical products to SMH for clinical testing (the "SMH Clinical Testing Agreement.") Surgical will reimburse SMH for certain designated budgeted costs and pay a fixed amount of $25,000 for each study, payable in monthly increments over the term of each study. Further, the agreement provides that Surgical is obligated to pay SMH $250,000 over the term of the agreement in the event Surgical determines not to have SMH perform the clinical testing. In addition, SMH will receive one half of one percent (.5%) of the proceeds received by the Company from the sale of the products tested. The products to be tested include SutureMate(R), Prostasert(TM), PrepWiz(TM), FingerSafe(TM) and five (5) other products in various stages of development.

SutureMate(R)

                 SutureMate(R), a patented, disposable, surgical assist device, was initially introduced in 1993. Its unique design facilitates the highly recommended one-handed suturing technique which is advocated by occupational safety experts. When one-handed suturing is not used, extra steps are required by the surgeon or the assistant in cutting the needle free of the suture thread and extra time and hand movements are required of the surgeon in manually adjusting needles while using a needle holder in most suturing processes. SutureMate(R) allows the surgeon to use a safer, more efficient method of surgical stitching. The product has features which include a foam needle-cushion, and a suture cutting slot.

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

               The product acts as a needle bank for temporarily "parking" suture needles, and has a cutting slot for removing the needle from the suture thread. Using the SutureMate(R) device enables the user to "free-up" the non-dominant hand to engage in additional tasks such as holding instruments and exposing tissues.

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

               The need for sharps management in surgery has generated a number of articles. In an article by Dr. Mark Davis which was published in the April 1995 issue of Infection Control & Sterilization Technology, Volume 1, No. 1, Dr. Davis stated that "most percutaneous injuries can be prevented by the use of currently available safety-engineered devices and by the application of known safety protocols and techniques...Other techniques such as double gloving and suturing with a device requiring one hand, offers some protection against the growing threat of HIV, and hepatitis B and C." The one-handed suturing device discussed in the article is SutureMate(R) which was being evaluated by the surgical and OB/GYN staff at Dr. Davis' institution. Dr. Davis served on the Scientific Advisory Board of the Company.

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

               The February 1994  Conference  was the first joint  conference of the American College of Surgeons and the CDC. Donna J. Haiduven, an infection control specialist and a member of the Company's Scientific Advisory Board, and Dr. Maria D. Allo of Santa Clara Valley Medical Center presented an abstract entitled "Evaluation of a one-handed surgical suturing device to decrease intraoperative needlestick injuries and glove perforations." The study concluded that the "[u]se of "Suture Mate" facilitates one-handed suturing technique, resulting in less likelihood of glove perforations and intra-operative needlestick injuries" and "[t]he "Suture Mate" device obviates the need for two-handed suturing and provides a safe place to "bank" needles on the surgical field."

               The use of SutureMate(R) eliminates the need for the more expensive "control release-type" sutures. By virtue of improved surgical safety efficiency, the Company believes that the patient will experience significant savings through reduced anesthesia and operating room time. In addition, the Company believes that this product reduces the potential for cross contamination which can save expenses related to surgical wound infection.

               SutureMate(R) was recently re-released in late 1998. The product was re- engineered and updated after feedback from over 4,000 surgeons and surgical technologists who used or reviewed the product since its inception. As a result of the re-design, the Company believes that there will be new clinical advantages and that the product can be produced at a significantly lower manufacturing cost. These beliefs are based on the fact that the re-design includes a tent-like configuration with a hidden cutting device contained between the adhesive base and the holding device. This allows the surgeon to separate the needle from the suture without a scrub nurse intervening with a scissor. The cost reduction will result from the fact that the original version cost approximately $6.00 per unit while the new version costs approximately $1.10 per unit including packaging and sterilization, allowing it to be marketed in the $5 to $6 range which is more in keeping with pricing for a disposable product.

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

MediSpecs Rx(TM)

               MediSpecs Rx(TM) is a prescription protective eyewear which Surgical co- developed for use in the operating room and related areas. The Company has an exclusive, renewable 5-year, distribution agreement which covers the United States with Morrison International, Inc., a Pennsylvania corporation with its principal place of business in Sarasota, Florida ("Morrison"). The initial term expires in September 2000. Under the terms of the agreement with Morrison executed in September, 1996, the Company acquired the right to purchase, promote, resell and distribute Morrison's trademarked glasses under the Company's private label trademark, MediSpecs Rx(TM). The price for the product is fixed for the initial five-year term and requires minimum purchases which are scaled over the first five-year period from 2,750 units the first year to 56,000 the fifth year. Under the agreement, the Company its entitled to distribute the product either directly or through other dealers. Although the Company is not reaching its quotas, it has not been found in default by Morrison. Due to poor sales, Morrison discontinued the manufacturing of this product; however it has substantial inventory on hand for sale.

               MediSpecs Rx(TM) are featherweight prescription glasses with OSHA- recommended protective side shields. A proprietary manufacturing and assembling process minimizes the cost of production and allows healthcare workers to purchase prescription protective eyeglasses for dedicated use in an occupational setting. The Company believes that users will purchase multiple pairs of glasses. It is anticipated that each pair will have an average life of approximately 50-100 uses. While an average pair of prescription eyeglasses costs over $150, MediSpecs Rx(TM) glasses are being sold for approximately $25 a pair and can be ordered by mail. The cost to the Company under the Morrison agreement is $6.98 per pair.

               MediSpecs Rx(TM) glasses protect against splashing of blood and bodily fluids into the user's eyes, thus reducing exposure risk. Medi-Specs Rx(TM) are ultra lightweight, making it unnecessary to the user to wear the more cumbersome eyewear currently available for eye protection.

               In August 1997, the Company entered into a distribution agreement for the sale of MediSpecs Rx(TM) in the State of Florida. This agreement was with Hospital News, a Florida corporation with its principal place of business in Tampa, Florida ("Hospital News"). SMH and Doctors Hospital of Sarasota were excluded from the agreement and remain under the distributorship of the Company. The initial term of the Hospital News agreement was through December 1997, and was renewable by the parties for successive one (1) year periods. The price for the product was fixed for the initial term at $12.95 per pair and requires minimum purchases which was scaled over the first six (6) months from 0 units the first month to 800 the sixth month. Under the agreement, Hospital News was entitled to distribute the product either directly or through other dealers. Although Hospital News had not met its quota, the Company elected to extend this arrangement for an additional one (1) year period. Hospital News sold no units and is no longer a publication. The Company is disappointed with MediSpec Rx(TM) sales and is considering dropping the product line.

               Due to the price at which MediSpecs Rx(TM) may be offered to users and the prevention of cross-case contamination, the Company believed that there would be a large national and international market available for the use of this product; however, such market has not materialized.

Prostasert(TM)

               Prostasert(TM), originally named LaborMate, is a patented, disposable, obstetrical/gynecological specialty device with many potential uses, including use for patients undergoing the induction of labor. The product provides a vaginal application of a precise dosage of pharmaceutical gel which is designed to shorten and improve the labor and delivery process. Although simple in design, the Company believes that Prostasert(TM) is unique in that it differs from its competitors by allowing for a more site-specific application and improved maintenance of the pharmaceutical gel used. Prostasert(TM), a FDA listed device, is a specially designed medication delivery and maintenance system which allows a physician to deliver the proper dosage and maintain that dosage precisely. With over four (4) million births annually in the United States alone, the Company estimates the potential market for obstetrical use of this product to be approximately 200,000 to 400,000 cases annually. These estimates are based on the fact that 10% to 20% of the four (4) million births annually are induced (labor stimulated medically) and that such numbers of induced births are increasing because of the lower risks and patient/doctor convenience factors. Alternate uses and other applications for this product are under development including treatment for cervical infections and PAP smear abnormalities for which the market is estimated to be 1,000,000 cases per year.

               No FDA clearance was needed for this product because it is assembled from FDA approved parts. The product was listed by the FDA in June 1994. Prostasert(TM) was approved for clinical research by the Institutional Review Board of the SMH where it has been undergoing clinical trials for the past four (4) years to document the clinical usefulness of the product. Testing continues and results are expected in Year 2000. Once such trials are completed and provided additional funding is available (of which there can be no assurance), the Company intends to make final engineering adjustments and plans to market this product under a licensing arrangement with an independent company for initial market entry in the United States. However, no timetable for this entry into the market has been established. The Company is seeking a distribution outlet for such licensing arrangement while the clinical trials are being conducted.

Icepak(TM)

               The Company is researching patent protection for this specialty product and its accessory components. This product is a belt which is designed to carry various infection control-related products providing healthcare workers with easy access to personal protective supplies. The belt itself is a durable, reusable product with consumable supplies attached. The Company intends to market and sell this product primarily through catalogs, with a focus on distribution to nurses. The Company will be required to develop arrangements with suppliers of the consumable supplies to be used in the belt. A prototype has been manufactured and the product is expected to enter the market if the required agreements with potential manufacturers/suppliers have been completed and if additional funding is available (of which there can be no assurance). Accordingly, no timetable for release of this product has been set. There is no requirement for regulatory approval of this product.

Research and Development

               The Company previously engaged in extensive research and development of new medical technology. Many product concepts and partially developed designs have been accumulated from internal and external sources. As funding becomes available, of which there can be no assurance, new products will be brought through the development process. Initial products in development include:

               RD91862: PrepWiz(TM): This is a multiple product for preparing the patient's surgical site. The Company anticipates that this product will potentially solve major efficiency, costs and safety problems. The Company currently plans to co-develop this product line with a major medical manufacturer and subsequently license it for sales and distribution. Currently, pattern designs are in process and the Company received non-sterile samples which it is currently evaluating. The samples were provided to a contract converter who produced non-sterile disposable samples to be used in finalization of the design.

               RD121096: Finger-Safe(TM) Surgical Thimble: The Company is seeking patent protection on this fingertip protection device. It is expected that this product can be added to the Compliance Plus product line in the event that Company secures additional capital, of which there can be no assurance. This product is used much like a thimble for sewing, but has special features that facilitate the suturing technique and also has special safety features and a storage component. The product is designed to reduce further the risk of needlesticks and glove perforations to the non-dominant hand.

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

Medical Consultation Division

               The Medical Consultation Division previously provided consulting services to individual inventors on a fee basis. Dr. Swor, Mr. Clark and Mr. Stuart, a Director of the Company, have provide such services depending upon the type of expertise required. The principal function of the division is to find new ideas and potential products which compliment the Company's product mix.

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

Business Strategy

               The Company's business strategy, which is dependent upon its obtaining sufficient additional financing with which to enhance the commercialization  of  existing  and  future  products  of the  Compliance  Plus exposure prevention and surgical efficiency product line and the OASiS information system (of which there is no assurance), is to provide innovative products and services which create and maintain a safe surgical environment for medical and hospital staff, healthcare workers and patients, as well as to enhance the level of surgical care available to patients. The Company's revenues are based upon lease payments and fees for display of inservice modules from its Data Systems Division, sale of its products and distribution fees from the Medical Products Division and consulting fees earned by the Medical Consultation Division. The Company's revenues are dependent on the volume of sales from its products.

               Revenues from sales are recognized in the period in which sales are made. The Company's gross profit margin will be determined in part by its ability to estimate and control direct costs of manufacturing and its ability to incorporate such costs in the price charged to clients.

               The Company's objective is to become a dominant provider of medical devices and systems which improve occupational safety, advance surgical techniques and provide greater efficiency. To achieve this objective, and assuming that sufficient operating capital becomes available, the Company intends to: (i) develop international distribution channels and co- marketing alliances for the Company's products and services; (ii) continue research and development and acquisitions of synergistic products and software programs; and
(iii) frequently fine tune market strategies based upon ongoing evaluations of customer needs, capital budgeting opportunities and market economy fluctuations.

               Management believes that Surgical is poised to lead in the ever developing surgical and medical safety market and plans to capitalize on the opportunity while providing significant benefits to its customers and improving overall patient care. Management expects, in the event Surgical continues to achieve product acceptance, to increase the Company's market penetration through additional acquisitions and potential merger opportunities with appropriate bases of business development. However, such expansion presents certain challenges and risks and there could be no assurance that Surgical, even if it were successful in acquiring other bases of business development, would be successful in profitably penetrating these potential markets.

Sales and Marketing

               The following discussion of the medical industry, as it relates to the Company's objectives, is of course pertinent only if the Company is successful in obtaining sufficient debt and/or equity financing to commercialize its existing products and OASiS, to add additional key personnel when needed and to supplement new product and software program development. In addition, the Company must be able to generate significant profits from operations (which are not expected in the foreseeable future) and/or additional financing to continue expanding the business and/or to fund the anticipated growth, assuming Surgical's proposed expanded business is successful. There can be no assurance such financing can be obtained or that the Company's proposed expanded business will be successful.

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

Market Overview, Size and Occupational Safety

               Healthcare workers need secure and safe working  conditions.  The
Company seeks to provide solutions to meet that need in the critical care setting. Value is built into Surgical's products by reducing costs of inefficient surgery, occupational exposures and patient risks. Exposure to bloodborne diseases occurs in up to fifty percent (50%) of surgical cases, with needlesticks and other sharps injuries magnifying the risk. (See G. Pugliese, RN, MS, Blood Exposures in the Operating Room: Risk and Prevention Strategies, APIC Journal of Infection Control 1993; pps. 21 and 337-42; and Jagger J, Blackwell B, Fowler M, Carter K, Funderburk S, Bradshaw E, Swapp J., Percutaneous injury surveillance in a 58-hospital network, Tenth international conference on AIDS, Yokohama, Japan, 8/9/94.) Up to 75% of sharps injuries in the operating room are related to suturing. (See Journal of the American Medical Association, June 1992; Journal of the American Medical Association, September 25, 1991; and Obstetrics and Gynecology, Volume 77, 1991.) Currently used safety measures are inadequate, with an unbelievable 23% exposure rate documented even in known or suspected HIV cases. (See G. Michael Swor, M.D., A Touch Information System for Healthcare Worker Exposure, Risk, and Training Management, Surgical Technology International VII. 1998: pps. 48-56; and Tokars JI, Bell DM, Culver DH, et al., Percutaneous injuries during surgical procedures, Journal of the American Medical Association 1992; ppgs. 262-288 and 904.) Hepatitis C is a new, incurable threat and HIV is now the number one cause of death in 25 to 44 year-olds in the United States. (See Morbidity and Mortality Weekly Report, Center for Disease Control, November 19, 1993/Vol 42/No 45.) Significant resources are devoted to occupational risks, with over $3 billion expended annually in the United States on sharps injuries and bloodborne exposures. According to the Canadian Medical Association Journal, treating one HIV-infected healthcare worker may cost in excess of $500,000. In addition to the risk of exposure, significant pressures have been made to reduce costs in surgery and in critical care units.

               With the increased prevalence of HIV, hepatitis and other deadly diseases, OSHA has set increasingly strong standards. Despite the standard use of protective gloves and clothing, operating room personnel and surgeons are at a particularly high risk. According to the United States Department of Health and Human Services, healthcare workers contract more than 15,000 bloodborne infections from occupational exposure per year, resulting in 300 deaths and thousands of illnesses. Surgical wound infections are relatively common and result in increased costs, longer hospital stays and increased morbidity in patients. A Yale University study found that visible contact with patient's blood occurred in 63% of surgical cases and sharps injury rates range from 7% to 50%, depending on the type of case. At current rates, researchers from major medical institutions have estimated the lifetime career risk of occupational HIV infractions for surgeons as high as 20%, depending on the patient population. Despite this data, HIV is overshadowed by Hepatis B and C which are 100 times more infectious.

               Due to increased awareness of these problems, there has been a movement from healthcare workers themselves for facilities to provide adequate protection and safety engineered technology. Hospitals also benefit from improved technology and can significantly decrease postexposure follow-up and treatment.

               A large body of research and statistical evidence has been accumulated over the last ten (10) years regarding the significant risk of bloodborne diseases to healthcare workers. Similar kinds of risks exist regarding the transmission of disease from health workers to patients. Since the AIDS virus was discovered and blood testing became available in 1985, even greater awareness has been focused on these problems. The Company has focused its efforts on identifying occupational risks in the healthcare industry and seeking to provide solutions to various problems regarding these risks.

               As noted, the bloodborne pathogens which have received the most attention are AIDS and Hepatitis. There are an estimated ten (10) million people infected with the AIDS virus worldwide, and because of the nature of the disease, it is impossible to determine infected individuals with certainty, even with blood tests. (See Centers for Disease Control, Estimates of HIV prevalence and projected AIDS cases, Morbidity and Mortality Weekly Report, 1990; pps. 39 and 110-119; World Health Organization, In Point of Fact, No. 74. Geneva, World Health Organization, May 1991; Piot P, Plummer F, Mhalu FS, et al, AIDS: An international perspective, Science 1998; pps. 239 and 573-579; and Palca J., The Sobering Geography of AIDS, Science 1991; pps. 252 and 373.) Hepatitis is even more widespread and, according to medical experts, much more contagious. These diseases and others are transmitted by contact with blood or bodily fluids and reports of infection through needlesticks, sharps injuries, and skin to skin contact are accumulating. The American Hospital Association, in 1992, reported over 800,000 occupational needlestick injuries in the United States each year, and estimated that approximately 16,000 were contaminated by HIV. They also estimated that as many as 60 healthcare workers may become infected annually with HIV as a result of occupational exposure. There have been estimates as high as 12,000 Hepatitis B infections annually to healthcare workers. (See Applegate EJ., The Anatomy and Physiology Learning System, Philadelphia, PA: WB Saunders Company; 1995, p.241.) A newer form of Hepatitis, Hepatitis C, is rapidly becoming even more important and more serious.

               OSHA now has strict guidelines for personal protective equipment, such as gloves, gowns, and eyewear. However, with a reported rate of glove perforation in surgery of up to 50%, sharps injuries of up to 25% and concerns regarding the prevention of bloodborne pathogen transmission, healthcare professionals, workers and patients are requesting more protection. Most professionals agree that many sharps injuries in surgery are preventable with changes in techniques and the use of new devices and protective equipment.

               The cost of these types of exposures is also a significant factor in the Company's business. The direct financial burden that facilities bear for medical evaluation and follow-up after a single needlestick injury is estimated to be $200 to $1,300 ($3 billion in the United States as reported in Nursing Economics, Vol. 12, No. 4, pp. 208-214 (1994) based upon 1987 date regarding the cost of diagnosis and treatment of needlestick injuries in the United States). According to the United States Department of Health and Human Services, the average cost of treating an accidental needlestick is $1,300. This figure does not include indirect costs such as time lost from work, medical expense and potential liability loss. With annual expenditures in the United States on medical and surgical supplies estimated by current medical journals at more than $6 billion annually, there would appear to be a large budget for safety-related products. Surprisingly, there have been few significant advances in new technology regarding bloodborne pathogens. The Company is focusing its research and development efforts directly on improvements in this area with operating room, infection control and reporting, and personal safety equipment product lines.

               The Company's initial product, SutureMate(R), was designed primarily to reduce the risk of needlestick and glove perforation during suturing. Infection can also be transmitted by skin to skin (mucocutaneous) contact, and the Company's Infection Control Equipment Pack (IcePak(TM)) product was developed from the need to reduce this hazard. The Company's OASiS system is designed primarily for accident reporting and training. Customer demand for the Company's' products and services is expected to be stimulated further by recent scientific data suggesting that the risks related to these hazards were originally underestimated. In addition, new serious viral diseases are discovered regularly.

               With an estimated 25 million surgical procedures and 4 million births annually in the United States alone (See Statistics published on health and nutrition from the American Hospital Association's Hospital Statistics Annual, Chicago, IL, 1990.), and a fertile international market as well, the Company is focused upon the development of innovative reporting and training equipment, efficiency related instruments, and cost efficient supplies for furthering the concept for cost conscious safety in healthcare.

               Hospitals are under increasing pressure to evaluate and adopt the use of safetyrelated technology, especially with regards to sharps injuries. New regulations, hospital policies, and federal guidelines will encourage any efficient means of improving safety, especially with regard to HIV transmission. Because of the size and demands of these markets, the Company believes that this is an area of potentially significant growth if it can continue to strengthen the market niche it has created.

Markets

               The primary medical industry markets include hospitals, healthcare facilities, surgeons, nurses, and technologists in procedure-oriented specialties, including obstetricians, dentists, emergency room personnel and other medical professionals.

               The potential global market for Surgical's products (devices and information systems) is estimated at over $1.3 billion. This data was presented in an article written by Dr. Swor which appeared in Surgical Technology
International, Vol. II where Dr. Swor was referencing an article from the Florida Healthcare Report and Hospital News which appeared in December 1997.

               The initial target market areas for the product side of the Company's business are in the major metropolitan centers in the United States and abroad that presently have large teaching programs, higher disease prevalence and acute problem awareness. Entry into these target areas is expected by the Company to significantly ease general market penetration.

               The Company  plans to export its  products  worldwide  to markets including Europe, South America and Asia, the Middle East and the Pacific Rim. Previously it had exclusive distributorship agreements with Johnson & Johnson Medical Pty. Ltd. with respect to the territories of Australia, New Zealand, Papua, New Guinea and Fiji, with Medicor Corp. with respect to the Netherlands and with ISC Group with respect to Saudi Arabia and the so-called GCC Nations which agreements expired principally due to the Company's financial inability to sustain sufficient levels of production under prior manufacturing arrangements. Although technically in force, the agreement with Noesis relative to Europe is inactive. The Company believes that it will be able to reactivate these distribution arrangements with the re-designed SutureMate(R) under the manufacturing arrangement with Tuthill or other suitable suppliers under consideration, provided additional funding is available to the Company to manufacturer adequate inventory. The basis of this belief is that initial marketing efforts were thwarted by the high manufacturers suggested retail price and in discussions with one of these distributors, it has been indicated that such distributor would reinstate its agreement when adequate inventory is available. There can be no assurance that such distribution arrangements can be re-established or that there will be additional funding available to the Company.

               OASiS has been foundationally designed to accept multi-lingual applications. The Company expects that this will not only facilitate acceptance in the cosmopolitan markets within the United States, but also will enable instant adaptations to international markets which traditionally follow the

United States leadership in developments of safety and exposure guidelines.

               A major portion of the safety products and services currently ready for marketing by the Company, including both device and information services, are unique and are without apparent competition by design since they were specified and designed by the Company to create previously unavailable products and services. In most cases, Surgical's state-of-the-art products, techniques and services position the Company as a pioneer in new markets. This is a direct result of the Company's election to avoid the typical commodity sales of gloves, gowns, shields, and other products of that type and to focus on innovative, safety related products such as SutureMate(R), which was the first device of its kind to provide for lower risk, one-handed suturing.

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

               The market segment for medical-related companies consists of approximately 11,600 medical device manufacturers, 360 pharmaceutical companies and 1,260 training and educational organizations. The Company believes that this is a significant segment for them for three reasons. First, these companies will be enlisted as content providers (a content provider supplies OASiS with device information and other educational components) ("Content Providers"). Content Providers are potential customers for the Company because they pay a reoccurring fee to broadcast their information on OASiS. Secondly, this market segment is desirous of the data collected by OASiS as it relates to the information surrounding exposure occurrences. The Company already has received requests for access to this (yet-to-be collected) data. The third reason the Company believes this segment to be significant is that these companies are a key component to the Company's sales strategy for its medical devices. The Company believes that its relationship with US Surgical as a strategic partner is based on the integration of OASiS and the Company's Compliance Plus line of products and the venue potential for US Surgical products.

               The Company believes that the criteria for another appropriate strategic partner for an alliance with the Company would have a worldwide presence, maintain a dedicated, highly trained sales force with access to the operating room, be a respected and an acknowledged leader in the industry, be among the Fortune 500 companies or equivalent and have an interest in diversification of its existing product lines. In this regard, the Company believes that its long term arrangements with US Surgical establishes a strategic alliance with a company which meets these criteria.

Distribution of Products

               SutureMate(R), MediSpecs Rx(TM) and OASiS are currently the Company's only products in the marketplace. With reference to such products, the Company has entered into a number of agreements regarding their distribution. See Part I, Item 1. "Description of Business (b) Business of Issuer - Risk Factors."

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

               ISC Group, Medicor Corporation and Johnson & Johnson Medical Pty., Ltd. are not currently distributing Surgical's product. The Company has not actively pursued additional business from these companies since it has placed such business on hold pending further developments in the Company. The Company believes that it can reinstate these agreements and has discussed reinstatement with one of these former distributors which advised that the agreement can be reinstated when adequate inventory is available. However, there can be no assurance that such distribution agreements can be re-activated. Further, since each of these companies distribute many other products, there can be no assurance that they will agree to distribute SutureMate(R) at such time as the Company is ready for such additional distribution. And further, although the Company currently plans to proceed with attempting to re-establish these relationships at such time as the Company has sufficient funding to fully supply the re- engineered SutureMate(R), there can be no assurance that such funding will be available to it.

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

               In July 1997, the Company entered into a distribution agreement with Hospital News of Florida, a Florida corporation ("HNF"). Pursuant to this agreement, HNF was granted the exclusive distributorship of the MediSpecs Rx(TM) eyewear in the State of Florida. SMH was specifically excluded from this agreement. The original agreement was to terminate on December 31, 1997, but could be renewed if the parties so agreed for successive one (1) year periods. The price of each pair of eyewear was set at $19.95 plus $4.95 for shipping and handling. The Company agreed to pay HNF $7.00 for each pair sold and no commission was due to HNF for any subsequent re-orders from an existing customer. The agreement required HNF to generate 800 orders by December 1997. HNF was responsible for soliciting, collecting and delivering completed order forms on the form designated by the Company. Although HNF did not achieve its initial quota, the Company elected to extend this arrangement. Hospital News made no sales and is no longer a publication. Morrison has discontinued the manufacturing of this product and is selling off existing inventory. The Company is considering dropping this product line.

               In February 1998, the Company executed a Letter of Intent with United States Surgical Corporation ("U S Surgical"). Pursuant to such letter, U S Surgical stated that, after investigation of the Company, it intends to pursue a joint venture or equity buy-in relationship, subject to due diligence review. Part of such due diligence review was to be observation of the healthcare workers' reactions to the OASiS presentation at the AORN 1998 meeting. The Company granted U S Surgical status as a Charter Sponsor of OASiS and a 33% discount off the proposed retail value of services provided at the AORN meeting. OASiS accounted for over 21% of all leads generated by US Surgical at AORN meeting.

               In July 1998, the parties agreed to terms of under the Short Term Agreement which was executed October 28, 1998. Under the terms of the Short Term Agreement, US Surgical obligated itself to arrange for the installation of ten
(10) OASiS systems in hospital facilities which US Surgical defines as "Centers of Excellence", including initially Harvard and Yale. US Surgical continued to change the centers and Harvard was replaced with Northwestern University Medical Center. Each system includes thirty (30) inservice training modules with US Surgical products. In addition, the Company is permitted to include modules for other manufacturers subject to the approval of US Surgical. Following an initial nine (9) month trial at each of these facilities and subject to satisfactory performance by the system and the technical support group, US Surgical has the right to have additional systems installed in other healthcare facilities nationwide. US Surgical agreed to finance the development and installation of the ten (10) systems. No decision has been made as to which party will pay for the additional installations which US Surgical elects to have installed. In the event the Company is required to pay, additional financing may be required from outside sources, the securing of which cannot be assured. The Company receives a fee in the amount of $36,000 for the initial ten (10) installations during the testing period and a fee in the amount of $108,000 for the balance of a three
(3) year term for such initial installations. In addition, the Company is able to earn profits on the sales of its products through the point-of-sale facility in the OASiS system and from the fees it receives from other device providers and training companies through the use of the inservice modules. Provided US Surgical is not in default in any payment, at the end of the term, they have the option to purchase the OASiS hardware at a price of $8,500 for each Model 1062 unit. Although ten (10) units were to be installed in November 1998, due to a delay caused by the acquisition of US Surgical by Tyco and a strategic decision by them to delay the commencement of the installations until after the holiday season the Company has thus far installed six (6) units in five (5) hospitals. The balance were to be completed in the third quarter of 1999; however, these installations have been merged into the Long Term Agreement..

               On July 30, 1999, the Company entered the Long Term Agreement, a private partner network agreement, with US Surgical. Under the Long Term Agreement, Surgical is to supply up to four hundred (400) OASiS systems to US Surgical under licenses calling for installation in nominated hospitals. Each license is for a term of three (3) years commencing with "substantial installation" of such unit. "Substantial installation" is defined as delivery of the OASiS unit to the hospital and connection to the Internet.

               Under the terms of the Long Term Agreement, US Surgical must license two hundred (200) units within the first year, and subject to certain obligations on the part of Surgical to license units to third parties, must license an additional two hundred (200) units by the end of the second year to third parties. Previously installed units under the October 1998 agreement are counted toward the minimum units required. On August 10, 1999 US Surgical paid Surgical $100,000.00 as an advance for such licenses. The first 200 licenses are $1,500 each and additional licenses are $1,000 each.

               The Long Term Agreement further provides that neither Surgical, nor any third party other than US Surgical, may place OASiS units in any of the "protected departments" of the hospitals, unless it is installed prior to receipt of a purchase order from US Surgical or unless US Surgical does not exercise its right of first refusal after notice from Surgical for such hospital. The Long Term Agreement defines "protected departments" as Operating Room, Labor and Delivery, Emergency Room, Ambulatory/Same Day Surgery / Outpatient, Nuclear Medicine, Intensive Care, Orthopedic / Ortho Casting Room, and Dialysis. US Surgical is required to have each hospital bear the entire risk of loss and damage to any OASiS system except if such is caused by the negligence or wilful misconduct of Surgical. US Surgical must maintain casualty insurance in amounts and with companies acceptable to Surgical on the OASiS units and its related amenities with Surgical as the loss payee. US Surgical may elect to have the OASiS systems installed in hospitals it nominates co-branded with its name. Surgical has the discretion to select the content, related services and in-service products for the OASiS systems installed under this agreement; however, during the term of the agreement, US Surgical is required to pay for and maintain a minimum of one hundred forty (140) product in-services modules in an average of at least 80% of all OASiS systems installed in the United States whether or not covered by this agreement and 100% on those that are covered by the agreement. US Surgical's productbased modules produced by Surgical become the property of US Surgical. Surgical retains the right to display such modules on other OASiS units. All other modules remain the property of Surgical. Surgical receives a fee for production of the modules. If Surgical installs additional OASiS units in a designated hospital, US Surgical receives a 10% commission. Surgical receives a monthly maintenance fee for each unit, of $149, unless paid a year in advance in which case it may be discounted up to 10%.

Methods of Distribution

               Whether or not the Company is successful in raising additional capital (of which there can be no assurance), since Surgical was successful in completing the alliance with US Surgical, the Company intends to provide sales support to such partner. The partner will manage the primary sales functions with the Company acting as an additional resource for sales support. As to the OASiS system, Surgical and its strategic partner will complete a site survey for each customer facility. The Company also will seek additional strategic partners for these functions. Surgical will coordinate the necessary follow-through with the Integration Specialist.

               Notwithstanding the US Surgical contract and until such time as the Company establishes alliances with additional strategic partners, Surgical will continue to rely on a significant database and network of consultants, international business contacts, researchers, medical advisors and potential distributors, suppliers and manufacturers for sales of its products. The Company has accumulated over 3,000 sales leads and customer contacts, with a majority being United States based surgeons and operating room technologists. The Company will continue to sell its products direct to hospitals and other medical care providers.

               In addition to sales by U.S. Surgical and distributors, the Company also solicits orders through direct mail sales, trade publications and advertising by targeting specific market groups. Since joining the Company, Mr. Clark has begun an active campaign to establish repeat markets for Surgical's products. Customer follow-up is currently handled by in-house sales staff of which there are five (5). Orders obtained can be shipped from in-house inventory or warehousing arrangements. The Company has the original SutureMate(R) and MediSpecs Rx(TM) in stock and is finalizing manufacturing, sterilization and inspection procedures for the re-designed SutureMate(R) so that inventory can be established. Customers may return defective merchandise for a full refund, credit or replacement. In recent years, such returns have been insignificant.

Status of Publicly Announced Products and Services

               Based upon feedback from surgeons and operating room technologists since the introduction of SutureMate(R) in 1993, this product has been re-engineered and is currently ready for distribution, subject to the availability of additional funding, of which there can be no assurance. The original SutureMate(R) is available and on the market. The Company is seeking additional distribution channels for this product.

               MediSpecs Rx(TM) currently is available; however, the Company is considering dropping the line due to poor sales.

               Once trials are completed and subject to the availability of additional funding, the Company intends to make final engineering adjustments to Prostasert(TM) and then commence manufacturing for initial market entry in the United States. There is no current timetable for such entry.

               The OASiS system is fully operational at its initial sight at SMH in Sarasota, Florida, at five (5) hospitals under the arrangements with US Surgical and at St. Francis in Trenton, New Jersey. Although the Company expected to complete the balance of the installations under the Short Term
Agreement with US Surgical installations in the third quarter 1999, such installations have been merged into the Long Term Agreement. The Company is ready for additional installations at other locations as soon as agreements can be completed. Version 2.0 is being installed at the US Surgical sites and is in final stages of test trials.

               A prototype of IcePak(TM) has been manufactured and the product is expected to enter the market if the required agreements with potential manufacturers/suppliers have been completed and additional funding is available. There is no current timetable for such entry.

Competition

               There is intense competition in the markets in which the Company engages in business. However, the Company believes that there is relatively little competition for its products at this time.

               Notwithstanding its innovative product line, there are many major companies which could compete with the Company due to their size and market share in the medical products area. These include such companies as U S Surgical, Ethicon, Inc. ("Ethicon"), a Johnson & Johnson subsidiary and Sherwood-Davis & Geck, a division of American Home Products Corporation, all of which have a wider range of other medical products and dominate much of the markets for these other products. These companies focus on sutures and related suturing devices. Traditionally such companies have not focused on safety related products but they are now modifying the design of some sutures to reduce needlesticks. Several medical products firms, including Johnson & Johnson and Graphics Controls, Inc. ("Graphics Control") have operations in the surgical safety product niche. Graphics Control sells approximately 50% of all safety devices to the medical industry. The Company believes that these major companies will continue their efforts to develop and market competitive devices. It is for this reason that the Company has sought to align itself with a strategic partner and has entered into the Long Term Agreement with US Surgical.

               A major purveyor of safety devices is Devon Industries ("Devon") which commands about 75% of this market. Devon's product line includes approximately one hundred "me-too" type products; that is products designed to copy or which copy products already in the market. Specialized Health Products International, Inc. ("SHPI") designs and develops products to minimize the risk of accidental needlesticks in order to reduce the spread of bloodborne diseases in heathcare workers. SHPI's strategy is to become a single source provider for needle protection devices. Many other device companies market these same products with only slight variations. However, the Company believes that one of the major pitfalls with these types of companies is that they have no distinctive new product concepts to distinguish themselves from other companies in their industry. The Company believes that its product line does distinguish Surgical from other medical device providers. For example: (1) SutureMate(R) is the only device of its kind which allows for one-handed suturing and its tent-like configuration, combined with the adhesive backing and the hidden cutting device, separates it from all competitive products; and (2) MediSpecs Rx(TM) is the only low-cost, ultra-light prescriptive eyewear specifically designed to protect against splashing blood and bodily fluids.

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

               The market for products for minimally invasive surgery is highly competitive. The Company believes if it enters this market that it could gain a significant share of the market as the result of its innovative efforts and superior products. This is principally due to the Company's involvement with Dr. Saye and the ALTC which is currently training surgeons in advanced laparoscopic surgery since it is felt that if the Company develops a suitable product, it could be incorporated into this training program. Ethicon, through a division known as Ethicon Endo- Surgery, markets a line of endoscopic instruments directly competitive with the Company's contemplated products and this company would be Surgical's principal competitor in minimally invasive surgery. Ethicon

Endo-Surgery has an agreement with Dr. Saye. However, Dr. Saye's agreement with the Company specifically provides that it will not compete with the Ethicon agreement. Dr. Saye's agreement with Ethicon calls for him to travel to various sites to conduct seminars and to provide teaching services for physicians. His agreement with Surgical conveys to Surgical the right to market his Advanced Laparoscopy Trauma Center database. Therefore it is believed that the two arrangements do not compete. The Company understands that Ethicon devotes considerable resources to research and development and sales efforts in this field. Numerous other companies manufacture and distribute single use endoscopic instruments. In addition, Richard Wolf Medical Instruments Corp. (a subsidiary of Richard Wolf, GmbH) and Karl Storz Endoscopy-America, Inc. (a subsidiary of Karl Storz, GmbH), would compete directly with the Company in this area.

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

               There are approximately two hundred (200) companies with at least some products designed to facilitate healthcare training. With a technology shift toward computer based training ("CBT"), this market is undergoing some redefinition. Certain companies are shifting from a VCR/booklet format to multimedia applications. Other companies are new and were formed specifically to develop CBT programs for healthcare training. The Company believes that these competitors are relying upon the healthcare facility to provide the delivery system, a personal computer, for such training programs. The Company believes that OASiS, which offers a complete system, software and hardware, in a touch access format, will have greater market attraction.

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

               One of the  biggest  attractions  to the  Company of a  strategic alliance with US Surgical is the fact that U S Surgical collaborates with some of the most prestigious academic medical centers in the world to establish Centers of Excellence for training in many diverse disciplines. These centers are devoted to teaching residents and surgeons in the use of new instrumentation, developing new technologies, conducting preclinical trials and other research projects. Under the terms of the joint venture between the Company and U S Surgical, the OASiS system was to be installed in a total of ten
(10) of these Centers of Excellence for an initial nine (9) month trial period. Although such trials have not been completed, U S Surgical has entered into an additional agreement for 200 units and a potential of 200 more. In today's managed care environment, these multi-center installations are expected to bring into sharper focus the cost benefits of a wide range of the Company's products.

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

               Current and future customers were interviewed at major medical organization exhibits. Overall statistics indicate that 50% of vascular, thoracic and general surgeons found the Compliance Plus products to be useful, safe and potentially cost effective. OB/GYN's urologists and plastic surgeons gave a 90% favorable evaluations, while over 90% of surgical technologists gave "high" to "very high" ratings to SutureMate(R) and MediSpecs Rx(TM). The Company believes that it has chosen a developing market with no well-established industry leaders at this time. Further it believes that its products are unique and that by maintaining a relatively narrow market focus, combined with technical expertise, that it can achieve rapid growth.

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

               The Company does not rely on any principal suppliers for any of its raw materials. However, with regard to MediSpecs Rx(TM), the Company entered into a manufacturing agreement with Morrison, the initial term of which expires in September 2000 and, with regard to SutureMate(R), the Company has received a price quotation from Tuthill for the manufacture of the redesigned SutureMate(R).

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

               With regard to the OASiS system, the Company is reliant upon its agreement for the installation at SMH, its agreements with US Surgical for sales revenues and further exploitation of the system, its arrangement with Rockford for the financing of the leasing to facilities and its arrangement with Ad-vantagenet for completion of the Version 2.0 software.

               SutureMate(R)  sales  are  currently   principally  reliant  upon
in-house distribution and re-establishment of various distribution arrangements for generating revenues for this product.

               Due to the failure of the sales efforts by Hospital News of Florida, the Company is reliant on in-house sales efforts for it MediSpecs Rx(TM) product line and is considering dropping the line due to poor sales.

               Subject to the availability of additional funding, of which there can be no assurance, the Company believes that it can increase its customer base so that the loss of any one client will not adversely impact upon the financial condition of Surgical.

Research and Development

               The Company believes that research and development is an important factor in its future growth. The Company has engaged in extensive product research and development. The Company's research and development group (currently consisting of three (3) persons) has at least four (4) additional products for the medical and healthcare community, all of which are in various stages of development, from prototype to patent. The Company has in the past, and subject to the availability of additional funding may devote a substantial amount of time to the research and development of products within distinct product lines. Substantially all of the products in research and development have been designed, drawn, had preliminary market research conducted and have been submitted for review to the Company's patent counsel.

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

               Prostasert(TM) is the Company's second medical device on which a patent was issued. This patent, United States Patent No. 5,364,375, was issued on November 15, 1994 and filed on September 24, 1993. The patent covers a unique device designed to introduce and maintain a precise amount of pharmaceutical material to the uterine cervix and upper vagina. This patent is for a term of seventeen (17) years from the issuance date.

               The Company filed a Section 501(k) notification of intent to market SutureMate(R) with the FDA. On May 19, 1998, the Company was granted permission by the FDA to market this device. Prostasert(TM) was listed with the FDA under its original name, LaborMate on June 2, 1994. No FDA clearance was required because the components were all FDA approved prior to assembly in the Prostasert(TM) format.

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

               The patents held by the Company have expiration dates ranging from eight (8) to thirteen (13) years.

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

               The Company applied for trademark registration on the Compliance Plus on December 6,1996. It was published for opposition on June 23, 1998. The Company received an opposition and decided to withdraw its application.

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

               A 510(K) notification is generally a relatively straightforward filing submitted to demonstrate that the device in question is "substantially equivalent" to another legally marketed device. The term "substantially equivalent" for 501(K) purposes does not mean that a product is not unique. Rather it means that a product can be categorized with existing products for sterilization and safety purposes. Pursuant to 21 C.F.R. 807.100(b), the "FDA will determine that a device is substantially equivalent to a predicate device using the following criteria: (1) [t]he device has the same intended use as the predicate device; and (2) [t]he device: (i) [h]as the same technological characteristics as the predicate device; or (ii)(A) [h]as different technological characteristics, such as a significant change in the materials, design, energy source, or other features of the device from those of the predicate device; (B) [t]he data submitted establishes that the device is substantially equivalent to the predicate device and contains information, including clinical data if deemed necessary by the Commissioner, that demonstrates that the device is as safe and as effective as a legally marketed device; and (C) [d]oes not raise different questions of safety and effectiveness than the predicate device." Approval under this procedure is typically granted within ninety (90) days if the product qualifies, however, this procedure may take longer.

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

                To the extent the Company develops products for use in more advanced surgical procedures, the regulatory process may be more complex and time consuming. Some of the Company's potential future products may require lengthy human clinical trials and the PMA application relating to class III medical devices. The Company has no reason to believe that it will not be able to obtain regulatory approval for its products, to the extent efficacy, safety and other standards can be demonstrated, but the lengthy approval process will require additional capital (of which there is no assurance that the Company will be able to secure), risk of entry by competitors and risk of changes in the marketplace prior to market approvals being obtained.

               Overseas,  the  degree of  government  regulation  affecting  the
Company varies considerably among countries, ranging from stringent testing and approval procedures in certain locations to simple registration procedures in others, while in some countries there is virtually no regulation of the sale of the Company's products. In the past, when the Company had active foreign distribution agreements, it had not encountered material delays or unusual regulatory impediments in marketing its products internationally. Establishment of uniform regulations for European Economic Area nations took place on January 1, 1995. The new regulations subject the Company to a single regulatory scheme for all of the participating countries. Once the Company's domestic channels are satisfied, Surgical will commence its program for meeting regulatory requirements internationally. The Company expects that it will be able to market its products in Europe with a single registration applicable to all participating countries. The Company also is establishing procedures to respond to various local regulatory requirements existing in all other international markets in which it intends to market its products should adequate financing be available.

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

               Under the finalized rule, employers have thirty (30) days to submit their data after the request is received. Regulations set forth the type of information which needs to be collected. Much of the initial injury and illness information reported was taken from records which employers already were required to create, maintain, and post.

               The finalized rule provides an additional incentive for healthcare facilities to implement worker safety and health programs and to provide the necessary safety equipment and supplies to reduce the risk of occupational illness and injuries. Those healthcare facilities which have good health and safety programs will likely benefit from this rule.

               OSHA also initiated a number of partnerships with other federal and national organizations in an effort to reduce the increasing number of occupational illnesses and injuries among workers. This effort was prompted, in part, by OSHA's inability to inspect and enforce worker safety in the approximately five million (5,000,000) work sites in the United States and to collect accurate worker injury and illness data to assist in targeting the approximately 8,000 annual inspections in the face of continuing shrinking budgets.

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

               Healthcare organizations are able to demonstrate compliance with JCAHO standards by advising the surveyors how they meet both OSHA and JCAHO requirements and by showing them OSHA documents and reports such as the OSHA 200 log of occupational illness and injury, lockout/tag-out procedures, bloodborne pathogen exposure control plans and records of Hepatitis B vaccination among workers exposed to blood and body fluids.

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

               Obtaining FDA approval for therapeutic products has historically been a costly and time consuming process. Generally, in order to gain approval from the FDA, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on a product's efficacy and to identify any major safety problem. The results of these studies are submitted as part of an Investigational New Drug ("IND") application, which the FDA must review before human clinical trials of an investigational drug can start. The IND application includes a detailed description of the clinical investigations to be undertaken.

               In order to commercialize any therapeutic products, the Company would be required to prepare and to file an IND application. It must act as the sponsor of product testing and will be responsible for planning, initiating and monitoring human clinical studies which must be adequate to demonstrate safety and efficacy. The Company will be responsible for selecting well-trained physicians as clinical investigators to supervise the administration and evaluation of new products. The Company, however will bear the responsibility for monitoring the studies to ensure that they are conducted in accordance with the general investigational plan and protocols contained in the IND. Human clinical trials are normally done in three phases. Phase I trials, which are concerned primarily with the safety and preliminary effectiveness of the drug, involve fewer than 100 subjects, and may take from six months to over a year. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to gather the additional information on safety and effectiveness needed to clarify the drug's benefit-risk relationship, discover less common side effects and adverse reactions, and generate information for proper dosage and labeling of the drug. Human clinical trials generally take four to six years, but may take longer, to complete.

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

Cost and Effects of Compliance with Environmental Laws

               The Company's business also could be subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control, including the Occupational Safety and Health Act, the Environmental Protection Act, and Toxic Substance Control Act. In 1992, the United States Congress expressed increasing interest in the issues of sharp injuries. The House Subcommittee on Regulation held hearings regarding needlestick injuries and the implementation of mandated guidelines on safer medical devices. However, the Company is unaware of any bills currently pending in Congress on this issue. The Company believes that it is in material compliance with the current and other applicable laws and that its continual compliance therewith will not have a material adverse effect on its business.

Employees and Consultants

               As of December 31, 1998, the Company employed seven (7) persons, under its arrangement with Staff, on a full time basis, including personnel added in 1998 to perform sales and marketing functions. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent.

               In October 1996, the Company entered into a staff/client leasing agreement whereby Staff leases all existing and new employees to the Company. The initial term of the agreement was for one (1) year. The agreement is automatically renewable on a monthly basis until renewed for a fixed term or terminated. The agreement remains open on a monthly basis. All of the persons described herein to be employees of the Company are covered by this agreement, since Staff and the Company treat these employees as co-employees.

               Staff is licensed by the Florida Department of Business Regulation as an Employee Leasing Company. Under the Florida Employee Leasing Licensing Act of 1991 (the "Florida Licensing Act"), not only must the employee leasing company be licensed but their controlling persons must be as well. The Florida Licensing Act mandates reporting requirements, allocates several employer responsibilities and requires the payment of an annual licensing fee based upon gross payroll amounts. The Florida Licensing Act also requires employee leasing companies such as Staff to: (i) reserve the right of direction and control over leased employees, (ii) enter into written agreements with their clients, (iii) pay wages to leased employees, (iv) pay and collect payroll taxes, (v) maintain authority to hire, terminate, discipline and reassign employees, and (vi) reserve the right to direct and control the management of safety, risk and hazard control at the worksite, including the right to perform safety inspections, to promulgate and administer employment and safety policies, and to manage Workers' Compensation claims, claims filings, and related procedures. A recently enacted statutory provision allows employee leasing companies to eliminate certain liability for acts of the employees who are under the actual control of their client by assigning such actual control to the client.

               Under the terms of the written agreement between Staff and the Company, Staff pays the employees, collects and pays the payroll taxes, maintains the authority to hire, terminate, discipline and reassign employees and reserves the right to direct and control the employee, except for those acts which have been specifically assigned pursuant to the amendment executed in September 1999.

               On March 30, 1998, the Company entered into a Consulting Agreement with Stockstowatch whereby Stockstowatch agreed to provide investor relations services as a media consultant to the Company in exchange for issuance of 300,000 share of the Company's Common Stock. The agreement was for a term of six (6) months which was renewable at the option of the Company for an additional six (6) months. The services were provided on a non-exclusive basis since Stockstowatch is in the business of providing such services to companies. After an initial due diligence period, Stockstowatch was responsible for all costs associated with providing the services required under the agreement. The SEC brought an action against Stockstowatch alleging that they violated the anti-fraud and anti-touting provisions of the federal securities laws with reference to the shares which it received from the Company for services. No allegations have been made that the Company acted improperly with regard to the alleged charges. The Company has terminated its dealing with this firm.

               On June 30,  1998,  the Company  executed a letter of intent with
Ad-vantagenet. Under the terms of the letter of intent, Ad-vantagenet assisted in the creation of version 2.0 OASiS software, including creating the art and graphics. Version 2.0 is designed to allow for more dynamic features on the system including instant updates, information-gathering and editing features. The Company chose Ad-vantagenet to complete Version 2.0 after unsatisfactory results were achieved by Gambit, Inc., d/b/a MediaWorks. The functions Ad-vantagenet is currently incorporating into Version 2.0 include features which had been requested of MediaWorks but were not provided. The total projected cost of the Ad-vantagenet project is one-fourth of the cost which MediaWorks projected. The Company was in litigation with MediaWorks over the termination of their agreement. (See Part II, Item 2. "Legal Proceedings.") Subject to the successful completion of the letter of intent project with Ad-vantagenet, the Company intends to enter into a more structured, long-term agreement for further OASiS development with Ad- vantagenet or similar company.

               In October 1998, the Company entered into an agreement with T.T. Communications, Inc. to provide investor relations services for the Company. T.T. Communications, Inc.'s function is to contact investment and media people throughout the United States and to participate in the preparation of communication packages including annual and quarterly reports, news and press releases and publicity and corporate profiles. The initial agreement was for a period of three (3) months for which T.T. Communications, Inc. received $2,000 per month and reimbursement of out of pocket expenses. In addition, T.T. Communications, Inc. was granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $1.50. In the event T. T. Communications, Inc. introduces the Company to a suitable financing source, they will be compensated by a cash finder's fee equal to 1.5% on the initial financing and .75% on any subsequent financing. The agreement is cancelable by either party with 30 days written notice. The Company continues to use T.T. Communications, Inc. on a month to month basis.

               In April, 1999, the Company executed a Consulting and Assistance Agreement with Koritz Group LLC, a Connecticut limited liability company ("Koritz"). The company exercised its right to cancel the agreement on July 30, 1999. Under the terms of this agreement, Koritz was engaged to identify sources of capital or potential business relationships and to assist the Company in (i) raising equity or debt financing in the amount of $15,000,000 (ii) arranging for trade financing for production, sale, lease, rental or other disposal of the Company's products; and (iii) arranging for the sale, merger, or consolidation of the Company or for joint ventures or strategic alliances with other appropriate business. This agreement was non-exclusive. In the event Koritz was successful, the Company was to pay compensation to Koritz equal to 2.5% for any trade financing and 10% of the value of each business arrangement. In the event Investment Financing was secured, the Company was to pay compensation equal to 10% for any investment financing to the person or entity placing such investment; provided such person or entity was qualified to receive such compensation in the state of residence of the investor. The Company was free to reject any offered financing or arrangements; however, in the event that the Company entered any arrangement within 180 days of its written rejection, on terms less favorable to the Company, Koritz was to receive a flat fee of $100,000. In addition to the cash compensation, in the event the Company secured investment financing, then the qualified, placing person or entity was to receive warrants to purchase the Company's Common Stock exercisable for 36 months after the closing at the same price as the investment financing source received, the number of which warrants would be equal to the amount of the financing divided by the exercise price. Such warrants were to have anti-dilution and piggy-back registration rights. In the event the Company "shopped" any offer of financing presented to it to other potential sources and accepted such other financing, the Koritz was entitled to a success fee. Koritz was to be reimbursed pre-approved disbursements and expenses. The agreement provided for confidentiality and cross-indemnification . The agreement was subject to cancellation by either party with five (5) days written notice. It was under this provision that the Company terminated this agreement on July 30,1999. Any disputes under the agreement were required to be submitted to arbitration, with costs payable by the losing party.

               In April 1999, the Company entered into an agreement with KJS to provide consulting services. The agreement is on a non-exclusive basis and has no defined term. The agreement provides for such services to be performed in two phases. Under phase one, KJS is to assist in the development of a comprehensive business plan and assist the Company in positioning such plan with the capital markets with a view towards finding potential business combinations, mergers and compressed time tables for the Company's business strategy. The estimated cost of this phase is $5,000. Under phase two, KJS is to identify appropriate financial institutions and distribute the plan, analyze the initial feedback, arrange meetings, evaluate all proposals, provide management with each proposal and assist in the negotiations. Upon execution, the Company was required to commit to pay a $5,000 retainer to cover the estimated phase one costs. KJS agreed to accept 7,000 shares of the Company's common stock valued at the current bid price of $.50 as part of such retainer and with the balance of $1,500 to be paid in cash at such time as KJS introduces the Company to five institutional funding sources. Phase two compensation will be paid in the form of common stock equal to 1.5% of the funds raised from the capital markets in the form of a spin-off of the OASiS division and 10% of any mezzanine financing from any source introduced by KJS.

               In April 1999, the Company issued 2,000 shares each to David Utz and Robert Wingate, two consultants of the Company, in lieu of cash, for services relating to their production of a CD-Rom disc to be used promote OASiS in lieu of cash. Such 4000 shares were valued at $2,250 which was based upon the closing price for the shares on the dates the services were dut to be paid. Such offering was made in reliance to Section 4(2) of the Act and Rule 506.

               In May 1999, the Company entered into an agreement with Ten Peaks to pay a finder's fee for successfully securing specifically defined financing for the Company. Such financing included finding a strategic partner and/or financial partner who secures equity in the Company or a stake in future revenues. Ten Peaks was to provide advice on long-term business, financial and strategic decisions. The term of the agreement was for three (3) months from the execution date and it expired on August 13, 1999. Upon execution of the agreement, the Company was required to commit to pay a retainer of $4,000 to cover all anticipated out of pocket expenses during the term. Ten Peaks agreed to accept 6,000 shares of the Company's common stock in lieu of such retainer provided such stock had a fair market value as reported on Bloomberg, LLP on the date of execution of not less than $.66. In the event the Company's shares were trading for less, the difference between $4,000 and the value of the shares was to be paid in cash. In the event the Company receives gross proceeds of up to $2,000,000, Although obligated to issue such shares, the Company does not intend to deliver them to Ten Peaks since the Company believes that Ten Peaks failed to perform as agreed. Ten Peaks was to receive an amount equal to 5% of such proceeds in the form of cash, equity or some combination thereof. Thereafter, Ten Peaks was to receive a sliding scale equal to 4% of the next million, 3% of the fourth million, 2% of the fifth million and 1% for each additional million. In the event the Company entered into a transaction as a result of this agreement, it was to enter into a consulting agreement with Ten Peaks for a term of six months under which Ten Peaks was receive $5,000 in cash or equity.

               Other than the commitments relative to the initial retainers, no other payments have been made to either KJS or Ten Peaks. Since execution of the KJS agreement the Company has been advised that fees and commissions related to transactions in securities may only be paid to those legally qualified to receive such payments in accordance with regulations under Federal and state securities laws. The Company is in the process of modifying this agreement such that only appropriate payments will be made in the event of placement of any equity in the Company from sources identified by KJS. The Ten Peaks agreement expired without any additional payments.

Item 2.  Description of Property

        The Company's executive offices are located at 2018 Oak Terrace, Sarasota, Florida 34231. Its telephone number is (941) 927-7874 and its facsimile number is (941) 925-0515.

        The Company pays rent in the amount of $3500 per month which consists of 3,500 square feet of office space. The lease is for a term of two (2) years and is automatically renewable for an additional year. The initial term of the lease expires in May 2000. The property is owned by Savannah Leasing which is owned by Dr. and Mrs. Swor. The Company first rights of refusal on surrounding properties owned by Savannah Leasing and therefore believes that the leased space and the property under the first rights of refusal will be sufficient for its corporate offices for the next ten (10) years.

        The Company owns no real property and its personal property consists of furniture, fixtures and equipment, prototype molds and leasehold improvements with an original cost of $155,930 on December 31, 1998.

        The Company currently employs its capital reserves in a money market sweep account. Activity is monitored on a daily basis and for a month commencing on August 1, 1999, had returned on average 4.1% on assets employed. Additionally, Surgical has acquired stock in two (2) privately owned companies, 25,000 shares in ParView Inc. as part of its acquisition of Endex Systems Inc., and 3,750 shares in Linters Inc. which was received as partial compensation for clinical products research completed by the Medical Consultants Division. It is the Company's strategy to engage in transactions which minimize dilution of the Company's equity.

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

               On or about July 31, 1998, the Company filed Motions to Dismiss and for a More Definite Statement of Count II of the Company. The purpose of the Motion for a More Definite Statement was so that the plaintiff will clarify how they contended they are entitled to the stock bonus so that Surgical could frame its defense and show defects, delays and deficiencies in the performance by MediaWorks. Surgical believed that MediaWorks failed to perform on the contract since the OASiS version 1 software had problems and that MediaWorks failed to meet performance and delivery requirements as agreed. Therefore, the Company believed that it had just and meritorious defenses and counterclaims to this action. Pursuant to a settlement agreement dated December 1, 1998, the Company agreed to make two types of payments in exchange for dismissal of the action with prejudice: (1) to pay MediaWorks $50,000 and (2) to issue 40,000 shares of Rule 144 stock. See Part II, Item 4. "Recent Sales of Unregistered Securities." MediaWorks was permitted to remove its software from SMH and agreed to return a computer to the Company. The suit was dismissed with prejudice and each party paid their own costs of the case.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

        (a)    Market Information.

        The Common Stock of the Company is quoted on the OTC Bulletin Board under the symbol "SURG". The high and low bid information for each quarter for the years ending December 31, 1996, December 31, 1997 and December 31, 1998 and for the first two quarters of 1999 are as follows:

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

               The Company was in the development stage until 1993 when it began commercial shipments of SutureMate(R), its first product. From inception in June, 1992 through December 31, 1998, the Company generated revenues of approximately $1,100,000 from a limited number of customers. Since inception through December 31, 1998, the Company has generated cumulative losses of approximately $1,690,000. Although the Company has experienced a significant percentage growth in revenues from fiscal 1992 to fiscal 1998, the Company does not believe prior growth rates are indicative of future operating results, especially in light of the contract with US Surgical to assist in the introduction of OASiS. Due to the Company's operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. Moreover, the Company expects to continue to incur operating losses through at least the first half of 2000, and there can be no assurance that losses will not continue after such date. The Company had commitments for installations in a total of 12 hospitals on or before June 30, 1999, ten of which related to the agreement with US Surgical and two are a result of the Company's sales department. As of the date hereof the Company has completed installations of fourteen (14) units in seven (7) hospitals, five (5) of which are under the Short Term Agreement. Installation of the remaining units under the US Surgical Short Term Agreement have been merged into the Long Term Agreement.

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

               The Company's plan of operations for the next twelve months is to focus on building revenue from the installation of the OASiS system in the hospitals designated by US Surgical under the Short Term Agreement and to install additional OASiS systems in hospitals not under the US Surgical agreement but with whom the Company has begun negotiations and in some cases reached a commitment. Additionally, the Company intends to install the inservice modules from US Surgical and other medical product manufacturers at both the US Surgical and the other hospitals. The Company also is aggressively seeking strategic alliances with targeted industry partners such as manufacturers of devices, manufacturers of pharmaceuticals, professional organizations such as nursing associations and hospital group purchasing organizations and integrated health networks.

               The Company estimates that if it is successful in consummating new strategic alliances, the agreements will provide for infusion of sufficient capital to fund ongoing operations for the balance of the year. The Company estimates revenues from an expanded base of content providers and individual installations may grow to the level where they can support ongoing operations.

               The Company estimates that revenues will be sufficient to fund ongoing operations at the current level when the number of OASiS installations reaches approximately 100 to 125 and the total number of inservice modules reaches approximately 150. The Company has purchased 20 OASiS units from Kiosk Information Systems, Inc., which were installed under the US Surgical agreements and at St. Francis Hospital. Based upon potential additional commitments, the Company believes that if it were to order 20 more units, that all such units would be placed by the end of 1999. The Company already has 32 inservice modules under the US Surgical agreement and is in discussion with various manufacturers interested in using OASiS to inservice more than 50 of their products. The Company believes that each of the initial installations should have a position as to long term acceptance within three (3) to six (6) months and that this initial time is the test period to determine the potential for market acceptance at that hospital. In the case of US Surgical hospitals under the Short Term Agreement, this period will be for nine (9) months by contract. At the end of such test period, the Company believes it will be in a position to execute three
(3) year leases and finance such leases through a leveraged leasing arrangement with Rockford or a similar funding source.

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

               The Company has an ongoing program to reduce the costs of manufacturing its products. As part of this program, the Company has been attempting to achieve cost reductions principally through engineering and manufacturing improvements, product economies and utilization of third party subcontractors for the manufacture of the Company's products. Notwithstanding a delivery of defective units, to date, it has been successful in substantially reducing such costs by redesigning SutureMate(R). The success of these cost reduction programs will not be known until production volumes are scaled up. There can be no assurance that the Company's ongoing or future programs can be accomplished or that they will increase gross profits.

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

               The Company did not report any foreign currency gains or losses for the years ended December 31, 1997 and 1998 since there were no contracts negotiated in foreign currencies for those periods. In the event its contract with Johnson & Johnson Medical Pty. Ltd., Noesis and the Company's distribution arrangements in the Netherlands and in Saudi Arabia are reactivated, the Company may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. The Company does not currently engage in foreign currency hedging transactions, although it may implement such transactions in the future.

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

               Operating activities used net cash of $216,991 and $441,458 in 1997 and 1998, respectively.

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

               The Company's principal  commitments for capital expenditures are
(1) those associated with the arrangement with US Surgical under which the Company will provide an additional number of units; (2) the Company's obligation to pay SMH $25,000 for each of ten (10) studies or $250,000 over the term of the clinical testing agreement if the Company determines not to have SMH perform clinical testing; and (3) the Company's obligations to pay the balance due on the order of twenty (20) OASiS units from Kiosk Information Systems, Inc. Since December 31, 1998, the Company paid all but $3,000 of the amount due to Kiosk Information Systems, Inc. The sources of funds to meet these commitments has been partially made through cash on hand from the prior year, use of the line of credit, a loan from Dr. Swor, revenues generated by the Long Term Agreement with US Surgical, private placement funds and other revenues which the Company believes it will generate over the five (5) year term.

               The Company's future capital  requirements  will depend upon many factors, including the continued development of OASiS, its current products and new products and services, the extent and timing of acceptance of the Company's products and services in the market, requirements to maintain adequate manufacturing arrangements, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products and services. In the short term, it is likely that the Company will require additional financing. In addition, the Company may require additional financing after such date to fund its operations. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If additional funds are raised by issuing debt securities future interest expense will be incurred. If adequate funds are not available, the Company may be required to delay, scale back the development of OASiS or scale back or eliminate one or more of its research and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its products or potential products or other assets that the Company would not otherwise relinquish.
Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

               Management has reviewed its current internal systems and is in the process of upgrading its accounting system to be Year 2000 compliant. The Company purchased new hardware in 1998 that is Year 2000 compliant. Its internal systems are Year 200 compliant and the Company expects the testing of such systems to be completed in the fourth quarter of 1999. Management does not anticipate any significant additional costs that would relate to upgrading its systems to support the Year 2000.

               Further, management does not believe the Year 2000 will impact the operation of the OASiS system since the software for this system does not rely on legacy applications or subsystems. OASiS is designed to handle dates in the form of a two digit month and day and a four digit year, thus avoiding the Year 2000 problem

               The Company believes that it has disclosed all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be converted in a timely manner or that any such failure to convert by another company would not have an adverse affect on the Company's business, operations or financial condition.

Item 7.  Financial Statements







                                  SURGICAL SAFETY PRODUCTS, INC.

                                  INDEPENDENT AUDITORS' REPORT,
                                     FINANCIAL STATEMENTS AND
                                    SUPPLEMENTARY INFORMATION

                                    DECEMBER 31, 1998 AND 1997

                                    CONTENTS



                                                                 Page

INDEPENDENT AUDITORS' REPORT                                      F-1

FINANCIAL STATEMENTS
  Balance Sheets                                                  F-2
  Statements of Operations                                        F-3
  Statements of Changes in Stockholders' Equity (Deficit)         F-4
  Statements of Cash Flows                                        F-5
  Notes to Financial Statements                                   F-6


SUPPLEMENTARY INFORMATION
  Independent Auditors' Report on Supplementary Information      F-15
  Schedules of Operating Expenses                                F-16

INDEPENDENT AUDITORS' REPORT



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


/s/ Kerkering, Barberio & Co.
-------------------------------
KERKERING, BARBERIO & CO., PA
Sarasota, Florida
March 12, 1999



                         SURGICAL SAFETY PRODUCTS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997




      Assets                                    1998             1997
      ------                                    -------          --------
Current Assets
  Cash                                           $   41,191      $
  Trade receivables                                                250,125
  Other receivables                                   1,941
  Deposits                                           58,700
  Inventory                                          26,898         11,742
                                                     ------         ------
    Total current assets                            128,730        261,867
                                                    -------        -------

Furniture and equipment, net                         92,429         71,368
                                                     ------         ------

Other Assets
  Deferred loan costs, net                              317            412
  Intangible assets, net                             48,915         45,102
  Software development costs, net                    92,873         52,486
  Investments                                         9,750         13,500
  Deposits                                              500            500
                                                        ---            ---
    Total other assets                              152,355        112,000
                                                    -------        -------

Total Assets                                     $  373,514    $   445,235
                                                 =  =======    =   =======



Liabilities and Stockholders' Equity (Deficit)                  1998           1997
----------------------------------------------                  --------       --------
Current Liabilities
  Bank overdraft                                              $             $    13,984
  Line of credit                                                                100,000
  Notes payable - related parties                                               233,720
  Accounts payable                                                35,262        117,776
  Accrued expenses                                                20,069         21,131
  Accrued interest                                                               17,667
                                                                                 ------
    Total current liabilities                                     55,331        504,278
                                                                  ------        -------

Stockholders' Equity (Deficit)
  Common stock, $.001 par value,
    20,0000,000 shares authorized;
    10,786,973 and 9,774,473 shares
    issued and outstanding in 1998
    and 1997, respectively                                        10,787          9,775
  Additional paid-in capital                                   1,998,242        824,366
  Accumulated deficit                                         (1,690,846)      (893,184)
                                                              ----------       --------
    Total stockholders' equity (deficit)                         318,183        (59,043)
                                                                 -------        -------


Total Liabilities and Stockholders' Equity (Deficit)          $  373,514    $   445,235
                                                                 =======        =======















                 The accompanying notes are an integral part of
                           these financial statements.



                         SURGICAL SAFETY PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                     1998           1997
                                                     --------       --------
Revenue
  Net sales                                        $   16,545     $  248,760
  Other income                                         16,564          6,626
  Interest income                                       9,284
                                                        -----
    Total revenue                                      42,393        255,386
                                                       ------        -------

Costs and expenses
  Cost of medical products sold                         5,560         22,002
  Operating expenses                                  782,450        244,815
  Research and development expenses                    34,536        113,740
  Interest expense                                     13,759         15,651
  Other                                                 3,750
  Underwriting costs                                                   7,600
                                                                       -----
    Total costs                                       840,055        403,808
                                                      -------        -------

Net loss before income taxes                         (797,662)      (148,422)
                                                     --------       ---------

Provision for income taxes                             -              -
                                                       ------         ------

Net loss                                           $ (797,662)   $  (148,422)
                                                     =========      ========

Net loss per share                                 $   (0.076)   $  (0.016)
                                                       =======      =======
















                 The accompanying notes are an integral part of
                           these financial statements.


                         SURGICAL SAFETY PRODUCTS, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED DECEMBER 1998 AND 1997


                                                                     Common Stock
                                                        Shares       Amount
Balances - December 31, 1996                            9,524,473    $   9,525

Issuance of common stock for acquisition of assets        250,000          250

Net loss

Balances - December 31, 1997                            9,774,473        9,775

Issuance of common stock for cash                         520,000          520

Issuance of common stock for services                     492,500          492

Stock options granted to employees

Net loss

Balances - December 31, 1998                           10,786,973    $  10,787
                                                       ==========    =  ======



                                    Total
     Additional                     Stockholders'
     Paid-in       Accumulated      Equity
     Capital       Deficit          (Deficit)
    $   810,959    $   (744,762)    $    75,722

         13,407                          13,657

                       (148,422)       (148,422)

        824,366        (893,184)        (59,043)

        938,476                         938,996

        144,287                         144,779

         91,113                          91,113

                       (797,662)       (797,662)

    $ 1,998,242   $  (1,690,846)   $    318,183
    = =========   =  ===========   =    =======



















                 The accompanying notes are an integral part of
                           these financial statements.



                         SURGICAL SAFETY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                        1998           1997
                                                        --------       --------
Cash Flows From Operating Activities
  Net loss                                            $ (797,662)   $  (148,422)
                                                        --------       --------
  Adjustments to reconcile net loss to cash
    used in operating activities
    Depreciation and amortization                         57,461         20,557
    Common stock issued for services                     144,779
    Stock option compensation expense                     91,113
    Write-down of investments                              3,750
    Gain on disposal of assets                                             (396)
    Decrease (increase) in operating assets
      Receivables                                        250,125       (220,553)
      Other receivables                                   (1,941)
      Inventory                                          (15,156)        (6,658)
      Deposits                                           (58,700)
    Increase (decrease) in operating liabilities
      Bank overdraft                                     (13,984)        13,984
      Accounts payable                                   (82,514)       103,747
      Accrued expenses                                    (1,062)        15,131
      Accrued interest                                   (17,667)        10,619
      Stock subscription proceeds                                        (5,000)
                                                                         ------
        Total Adjustments                                356,204        (68,569)
                                                         -------        -------
          Net cash used in operating activities         (441,458)      (216,991)
                                                        --------       --------

Cash Flows From Investing Activities
  Proceeds from disposal of assets                                        1,100
  Furniture and equipment purchased                      (57,294)       (65,958)
  Software development additions                         (56,256)       (55,248)
  Patent and trademark costs                              (9,077)        (2,386)
                                                          ------         ------
    Net cash used in investing activities               (122,627)      (122,492)
                                                        --------       --------

Cash Flow From Financing Activities
  Proceeds from related party loans                       23,000        233,720
  Advances/(repayments) on line of credit, net          (100,000)       100,000
  Repayment of stockholder loans                        (256,720)
  Proceeds from issuance of common stock                 938,996
                                                         -------
      Net cash provided by financing activities          605,276        333,720
                                                         -------        -------

Net increase (decrease) in cash                           41,191         (5,763)
Cash at beginning of year                                 -               5,763
                                                          ------          -----
Cash at end of year                                   $   41,191    $    -
                                                      =   ======    =    ======







                 The accompanying notes are an integral part of
                           these financial statements.


                                                        1998           1997
                                                        --------       --------
Supplemental Cash flow Information:
  Cash paid for interest                              $   31,426    $     5,032
                                                      =   ======    =     =====

For purposes of the statement of cash flows, management considers all deposits and financial instruments with original maturities of less than three months to be cash and cash equivalents.

Material non-cash transactions not reflected in the statement of cash flows include:

Year Ended December 31, 1998
  There were no material non-cash transactions not reflected in the statements of cash flows during the fiscal year ending December 31, 1998.

Year Ended December 31, 1997
  Purchase of assets of Endex Systems, Inc. through issuance of stock valued at $13,657.

























                 The accompanying notes are an integral part of
                           these financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

Note 1 - Summary of Significant Accounting Policies
Business Activities
Surgical Safety Products, Inc. (Company) is engaged in product development, sales and services for the medical industry. The Company is primarily focused on medical research and product development. It has developed a product, OASiS, designed to reduce the occupational risks of bloodborne diseases in the operating room and other related areas. In 1997, the Company enhanced its OASiS system for multiple applications within health care, including exposure management, health care training, and health care risk management. Its medical products are sold to health care providers within the United States.

Financial Statements
The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Preparation of financial statements in accordance with generally accepted accounting principles requires the use of management's estimates. Actual results could differ from those estimates.

Accounts Receivable
Accounts receivable consist of amounts due from customers. There were no outstanding accounts receivable from customers at December 31, 1998. The balance of $250,125 at December 31, 1997 was due primarily from one customer in the amount of $250,000.

Inventory
Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value) and consists of finished goods.

Investments
Investments are valued at cost and represent shares of common stock in privately-held companies. Management believes the value of the investments are not below cost. Fair market value is not determinable.

Property and Equipment
Purchases of property and equipment are recorded at cost. Expenditures for maintenance and repairs which extend the useful life are charged to operations as incurred. Depreciation is provided on an accelerated method over the assets' useful lives which range from three to seven years. Leasehold improvements are being amortized over the life of the lease term which is two years.

Intangible Assets
Intangible assets subject to amortization include goodwill, organization costs, trade names and patent costs. Organization costs are being amortized on the straight-line method over five years. Patent costs are being amortized on the straight-line method over seventeen years from the granting of the patent. The other assets are being amortized on the straight-line method over fifteen years.


Software Development Costs
Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in software and hardware technologies.

Amortization of capitalized software development costs is calculated using the straight-line method over a period of five years. All other research and development costs are charged to expense in the period incurred.

Income Taxes
The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Long-Lived Assets
Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  for the
Impairment of LongLived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets, including certain identifiable intangibles, and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value amount of the asset in question may not be recoverable. Management has reviewed the Company's long-lived assets and has determined that there are no events requiring impairment loss recognition.

Revenue Recognition
The Company recognizes revenue at the point of passage of title of inventory, which is generally at the time of shipment to the customer. Revenue related to services is recognized at the point the service has been rendered.

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

Stock Based Compensation
The Company grants stock options for a fixed number of shares to employees and consultants. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations because the company believes the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company only recognized compensation expense to the extent that the fair value of the shares exceeds the exercise price of the stock option at the date of grant.

The Company recorded compensation expense related to the issuance of stock options in the amount of $91,113 for the year ended December 31, 1998. There were no stock options issued during the year ended December 31, 1997.

Impact of Recently Issued Accounting Standards
In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. This Statement is not applicable to the Company as of December 31, 1998.


Note 2 - Property and Equipment
Property and equipment consisted of the following at December 31:


                                                      1998           1997
                                                      --------       --------
Property and equipment                                $   90,703    $    38,982
Prototype molds                                           59,652         82,778
Leasehold improvements                                     5,575
                                                           -----
                                                         155,930        121,760
Less accumulated depreciation                             63,501         50,392
                                                          ------         ------
  Furniture and equipment, net                        $   92,429    $    71,368
                                                      =   ======    =    ======

Total depreciation and amortization expense amounted to $36,234 and $14,014 for 1998 and 1997, respectively.


Note 3 - Line-of-Credit
Effective May 1997, the Company had established a line-of-credit in the amount of $100,000 with a financial institution at 1.5% above the prime rate, interest only payments are due monthly with an expiration date of May 2, 2017. The line is due on demand and is secured by inventory, accounts receivable, and equipment. The outstanding balance at December 31, 1998 and 1997 was $0 and

$100,000, respectively. The interest rate at December 31, 1997 was 10.00%. The line-of-credit is personally guaranteed by the major stockholder.

Note 4 - Related Party Transactions
At December 31, 1997, the Company was indebted to the major stockholder in the amount of $197,720. In addition, the Company was indebted to an affiliated company owned by the major stockholder. The amount owed at December 31, 1997 was $36,000. Interest on the notes was 10.00%. At December 31, 1997, interest payable on these loans totaled $17,667. During fiscal 1998, an additional $23,000 was loaned to the Company by the major stockholder. The balance of the notes payable was repaid during fiscal 1998, and at December 31, 1998 there are no amounts due to related parties. Interest expense relating to these notes amounted to $9,882 and $15,314 for the years ended December 31, 1998 and 1997, respectively.

The Company leases office space from an entity owned by a major stockholder. See
Note 13.

Note 5 - Software Development Costs
During the fiscal year ended December 31, 1997, the Company focused its efforts in developing the software for its major product, OASiS. The company engaged the services of a software development company, and incurred significant costs related to the design and development of the software. The Company achieved technological feasibility in its development of the software in fiscal 1997.

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

Note 6 - Intangible Assets
Intangible assets consisted of the following at December 31:

                                                      1998           1997
                                                      --------       --------
  Goodwill                                            $   32,762    $    32,762
  Organization costs                                      11,502         11,502
  Trademarks                                              11,658          6,917
  Patents                                                 16,328         11,995
                                                          ------         ------
                                                          72,250         63,176
  Less:  Accumulated amortization                         23,335         18,074
                                                          ------         ------
  Intangible assets, net                              $   48,915    $    45,102
                                                      =   ======    =    ======

Note 7 - Stock Option Plans
Options granted under the 1994 and 1998 stock option plans are exercisable only after the respective vesting period which is two years from the date of grant under the 1994 plan, and determined by the Company's stock option committee under the 1998 plan. Options expire seven years from the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998: risk-free interest rate of 5.0%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .20; and a weighted-average expected life of the option of three years. There were no options granted during the fiscal year ended December 31, 1997.

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

For purposes of pro forma disclosures, the estimated fair value of the options is charged to expense over the options' vesting period. The Company's pro forma information for the fiscal year ended December 31, 1998 is as follows:

  Proforma net loss                               $ (827,315)
                                                  - ---------
  Pro forma earnings per common share:
    Basic                                         $   (0.079)
                                                  -   -------



Note 7 - Stock Option Plans (Continued)
A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                    1998                         1997
                                    --------------------         --------------------

                                               Weighted                     Weighted
                                               Average                      Average
                                               Exercise                     Exercise
                                   Options     Price          Options       Price
Outstanding at the beginning
  of the year                      4,512,431   $      0.38     4,512,431    $      0.38
Granted                            1,129,000          1.49
Exercised                            400,000          1.75
                                     -------          ----
Outstanding at the end
  of the year                      5,241,431   $      0.57     4,512,431    $      0.38
                                   =========   =      ====     =========    =      ====
Exercisable at the end of
  the year                         4,512,431   $      0.38     4,512,431    $      0.38
                                   =========   =      ====     =========    =      ====

Weighted-average fair value of
  options granted during the
  year                                         $      1.51                  $    -
                                               =      ====                  =    ======

The weighted-average exercise price and weighted-average fair value of options granted during 1998 was $1.37 and $0.85, respectively, for options whose exercise price exceeded the market price of the stock on the grant date. The weighted average exercise price and weighted-average fair value of options granted during 1998 was $1.75 and $2.33, respectively, for options whose exercise price was less than the market price of the stock on the grant date.

The following table summarizes information about the options outstanding at December 31, 1998:

                                             Weighted
                                             Average
                                             Remaining           Weighted
                         Number              Contractual         Average
 Exercise Price          Outstanding         Life                Exercise Price
 $ 0.32 to 0.48             4,511,931        2.50 years          $          0.32
           0.50                54,000        6.00 years                     0.50
   0.90 to 1.00               300,500        6.87 years                     1.00
   1.50 to 1.75               375,000        6.53 years                     1.73
                              -------                                       ----
   0.32 to 1.75             5,241,431        3.07 years          $         0.57
                            =========                            =         =====



Note 8 - Common Stock Issuance
During the fiscal year ended December 31, 1998, the Company issued 492,500 shares of common stock in exchange for legal, computer hardware and software consulting services, and public relations services. Of the total issued, 90,000 shares were restricted stock. The value of the shares issued ranged from $0.15 - $1.75 per share based on either the fair market value of the shares at the time the agreement for services was executed, or the value of the services received, whichever was more estimable.

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


Note 9 - Income Taxes
At December 31, 1998, the Company has net operating loss carryforwards of approximately $1,300,000 which expire during the years 2008 through 2012. The 1998 and 1997 tax benefits relating to the losses incurred in each year amounted to approximately $158,000 and $29,800, respectively. Based on the Company's financial history, there is no basis to conclude that the tax benefits will be realized. Therefore, the tax benefit that has been recorded in the accompanying financial statements for the years ended December 31, 1998 and 1997 has been offset by an allowance equal to the benefit.

Note 10 - Asset Purchase
On December 8, 1997, the Company purchased the assets of Endex Systems, Inc. for which it issued 250,000 shares of restricted common stock based on the fair value of the assets received. The Company purchased furniture, equipment and investments valued at approximately $14,000.


Note 11 - Realization of Assets
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has sustained substantial losses and has minimal revenues for the current fiscal year.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to achieve profitable operations and to obtain additional sources of funds. Management believes the Company's prospects for profitability are significant, based on the development of OASiS, a proprietary product. The Company has aggressively promoted this

Note 11 - Realization of Assets (Continued) product during fiscal year 1998 and anticipates revenues in fiscal 1999 related to the leasing of these units to medical facilities. Management is considering both equity and debt financing in the range of $2 to $5 million. Management believes these factors will provide the basis for significant growth and profitability in the near term.


Note 12 - Commitments
On January 30, 1998, the Company entered into an agreement with a health care provider in which the provider will perform clinical testing of ten surgical or medical products submitted by the Company. The agreement is for a term not to exceed five years and requires the Company to pay the health care provider a fixed amount of $25,000 for each of the ten studies. The agreement further provides that the Company is obligated to pay the provider $250,000 over the term of the agreement in the event the Company determines not to have the provider perform the clinical testing. The Company did not submit any products for clinical testing during the fiscal year ended December 31, 1998.

In November 1998, the Company entered into an agreement with a vendor to manufacture 20 units of it OASiS system for a total of $133,000. At December 31, 1998, the Company had paid 50% or $66,500 to the vendor and received a partial shipment of units. The remaining balance of $66,500 is payable upon receipt of the remaining units.


Note 13 - Concentrations
During the year ended December 31, 1998, the company derived 93% of its revenue from technical services provided to one customer. The Company derived 99% of its revenues from the sale of medical products sold to one customer during the year ended December 31, 1997.


Note 14 - Lease Commitments
On June 1, 1998, the Company entered into an agreement to lease office space from an affiliated entity. The lease term expires on May 21, 2000 with automatic one year renewals. Minimum lease payments are as follows for the fiscal years ending:

                  1999                             $    42,000
                  2000                             $    17,500

Rent expense for the fiscal years ending December 31, 1998 and 1997 amounted to $30,750 and $6,912, respectively.

The Company also leases office equipment. The lease term is for 60 months and expires October 2003. Monthly payments are $344.


Note 14 - Lease Commitments (Continued)
Minimum lease payments are as follows for the fiscal years ending:

                  1999                             $     4,128
                  2000                                   4,128
                  2001                                   4,128
                  2002                                   4,128
                  2003                                   3,440


Note 15 - Year 2000 Issue
The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism, including date sensitive software which uses only two digits to represent the year, may recognize the date, using 00, as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

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


/s/ Kerkering Barberio & Co.
-------------------------------
KERKERING, BARBERIO & CO., PA
Sarasota, Florida
March 12, 1999

                         SURGICAL SAFETY PRODUCTS, INC.
                         SCHEDULES OF OPERATING EXPENSES
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                  1998          1997
                                                  --------      ---------
Accounting and legal                           $    58,260    $    16,761
Advertising                                        103,281         12,507
Contract labor                                      28,950          2,137
Meetings/conventions                                27,694          9,749
Depreciation and amortization                       57,461         20,557
Salaries and related expenses                      368,417        115,193
Travel and entertainment                            18,087          8,426
Postage                                              4,953          5,772
Insurance                                           11,542          9,479
Equipment rental                                     7,724          3,778
General and administrative                          18,201         11,428
Rent                                                30,750          6,912
Repairs and maintenance                              4,188          5,467
Samples and supplies                                 3,195
Supplies                                            22,606          8,416
Taxes                                                1,615            998
Telephone                                           15,526          6,397
Utilities                                                             838
                                                                      ---
                                               $   782,450    $   244,815
                                               =   =======    =   =======

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                                Age            Position(s) with Company

Dr. G. Michael Swor                 41             Chairman and Treasurer
4485 S. Shade Avenue
Sarasota, FL 34237

Frank M. Clark (1)                  67             Director, CEO and President
7313 Oak Leaf Way
Sarasota, FL 34241

Donald K. Lawrence (1)              37             Director, Executive Vice
716 Edgemer Lane                                   President and Secretary
Sarasota, FL 34242

David Collins  (1)                  58             Director and Acting Chief
6210 Sun Boulevard                                 Financial Officer (2)
St. Petersburg, FL 33715

James D. Stuart                     42             Director
880 Jupiter Park Drive
Suite 14
Jupiter, FL 33458

Irwin Newman                        51             Director
1515 SW 22nd Avenue Circle
Boca Raton, FL 33486

Sam Norton                          39             Director
1819 Main Street
Suite 610
Sarasota, FL 34236



David Swor                          67             Director
6385 Presidential Court
Suite 104
Fort Meyers, FL 33919

Tom DeCesare (3)                    66             Director
15316 Gulf Boulevard
#802
Madiera Beach, FL 33708

Dr. William B.Saye (1)              60             Director & Medical Director
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

(3) Mr. DeCesare resigned as a Director on May 4, 1999 due to personal considerations.

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

Business Experience

     G. Michael Swor, M.D., M.B.A, age 41, has served as Chairman of the Board and Medical/Technical Advisor of the Company since its inception in 1992 and has served as Treasurer to the Company since June, 1998.

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

     Frank M. Clark, age 67, has served as a Director, CEO and President since June, 1998.

     Mr. Clark is responsible for the day to day operations of the Company and is responsible for new product development and manufacturing and manages new business ventures, including mergers, acquisitions, joint ventures, strategic alliances and licensing/distribution agreements for the Company. Mr. Clark also serves on the Board of GenSci Regeneration Sciences, Inc. From 1991 to 1997, Mr. Clark was Chairman and CEO of Corporate Consulting Services Group where his primary activities were providing consulting services to start-up companies, under- performing companies and training people in career transitions. From 1984 to 1991, Mr. Clark was COO and Executive Vice President of Right Associates, a consulting firm with responsibilities for business development with Fortune 100 corporations for which he acted. He acquired a Los Angeles based consulting firm and became the Managing Principal. From 1981 to 1984, Mr. Clark was a Vice President of National Medical Care, a subsidiary of W.R. Grace, Inc. where his innovative marketing leadership helped the company recapture a dominant share of the dialysis market. From 1978 to 1981, Mr. Clark served as President, Corporate Vice President and a Director of R.P. Scherer, Inc., the world's leading producer of soft gelatin capsules where he was in charge of worldwide businesses. From 1959 to 1978, Mr. Clark was employed by Johnson & Johnson, Inc., first with Ethicon, Inc. where he served as a Vice President and Director, then with Ethnor Medical Products where he was a Vice President, General Manager and a Director and then with Stimulation Technology, where he served as

Executive Vice President and a Director. From 1956 to 1958, Mr. Clark was employed by Federated Department stores in the executive training program at Bloomingdales in New York City. Mr. Clark received a certificate from Teachers College in Connecticut in 1955.

     Donald K. Lawrence, age 37, has served as a Director, Vice President, Sales & Marketing and Secretary since May, 1997 and Executive Vice President since January, 1998.

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

     David Collins, age 58, has served as a Director since January 1999 and its Acting Chief Financial Officer since March 1999.

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

     James D. Stuart, age 42, has served as a Director since 1993, initially acting as Director of Marketing and Sales.

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

     Irwin Newman, age 51, has served as a Director since 1993

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

     David Swor, age 67, has served as a Director since 1992.

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

     Tom DeCesare, age 66, served as a Director from 1992 until May 1999.

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

               William B. Saye, MD, FACOG, FACS, age 60, has served as Medical Director of ALTC VirtualLabs since November 1998 and as a Director since January, 1999.

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

Item 10.  Executive Compensation


                                                                      Long Term Compensation
                                                                  ------------------------------
                          Annual Compensation                        Awards         Payouts
                    ---------------------------------            ---------------    ----------
(a)         (b)        (c)        (d)         (e)         (f)          (g)          (h)        (i)
                                              Other       Restricted   Securities
Name and                                      Annual      Stock        Underlying              All Other
Principal                                     Compen-     Award(s)     Options/     LTIP       Compen-
Position    Year       Salary ($) Bonus ($)   sation ($)  ($)          SARs  (f)    Payouts    sation ($)
                                                                                               (1)
----------------------------------------------------------------------------------------------------------
G.          1996            -                                                                  5,280
Michael     1997            -                                                                  4,877
Swor,       1998       32,500                                                                  5,400
Chairman
of the
Board
and
Treasurer
(2)
----------------------------------------------------------------------------------------------------------
Frank M.    1996            -
Clark       1997            -
President   1998       32,731                             50,000       70,417
and CEO
(3)
----------------------------------------------------------------------------------------------------------
Donald      1996            -
K.          1997       16,675                             13,657
Lawrence    1998       57,278                                          17,604
Executive
Vice
President
(4)
----------------------------------------------------------------------------------------------------------
James D.    1996       49,536                                                                  8,944
Stuart      1997       47,166                                                                  5,676
Former      1998         6,000                                                                 4,020
Executive
Vice
President
(5)
-----------------------------------------------------------------------------------------------------------

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

(4) Mr. Lawrence executed an Employment Agreement with the Company in May 1997 for an annual salary of $50,000. Effective in January 1998, the salary of Mr. Lawrence was increased to $100,000 per year; however, he agreed to defer receipt of the additional amounts until a mutually agreed date. The Company began installment payments of the deferred amount on September 1, 1999. As consideration for the acquisition of the assets of Endex, Mr. Lawrence received 250,000 shares of restricted stock in the Company. Such shares were valued at the asset value of $13,657. In June 1998, the Company granted Mr. Lawrence options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.75 per share. The Company's options have no current trading value.

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

     The agreement with Mr. Lawrence was entered into on April 1, 1997. Mr. Lawrence is employed as the Marketing Director of the Company for a term of one
(1) year at a salary of $50,000, which term is renewable year to year unless either party provides notice to the other within fourteen (14) days prior to the expiration that it seeks to terminate the agreement. Effective in January 1998, the salary of Mr. Lawrence was increased to $100,000 per year; however, he agreed to defer receipt of the additional amounts until a mutually agreed date. The Company began installment payments of the deferred amount on September 1, 1999. Commencing January 1, 1998, Mr. Lawrence became the Executive Vice President of the Company. Mr. Lawrence is required to devote such time as is required to fulfill his duties to the Company. Mr. Lawrence is reimbursed reasonable and necessary expenses incurred on behalf of the Company.

Key Man Life Insurance

     The Company currently does not maintain key-man life insurance coverage on any of its officers or directors. However, the Company is the named beneficiary of a key-man life insurance policy currently owned by Dr. Swor.

Employee and Consultants Stock Option Plans

Employee Stock Option Plans

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

     In January, 1998, the Board of Directors revised the term of the ESOP ("1998 Revised ESOP"). Under the revised plan, the term is now determined by a Committee consisting of Frank Clark and Sam Norton (the "Stock Option Committee"). The Stock Option Committee is evaluating recommendations for adjusting stock compensation for the Company employees and consultants.

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

     Pursuant to the ESOP, the Company has granted options to purchase 4,166,316 shares of the Company's Common Stock representing proceeds on exercise of $1,320,000 under the 1994 ESOP, 683,330 shares of the Company's Common Stock representing proceeds on exercise of $683,330 under the 1998 Revised ESOP (without regard to the additional options to Dr. Saye which accrue at the rate of 8,333 per month) and 30,000 shares of the Company's Common Stock representing proceeds on exercise of $30,000 under the 1999 Revised ESOP to date as follows:

Employee                Date Option    No. of Shares   Exercise Price    Term
                        Granted        subject to                        Years
                                       Exercise
1994 ESOP (1)(2)
G. Michael Swor (3)     07/21/94       3,850,686       $.317               7

Irwin Newman (4)        07/21/94          63,126       $.317               7

James D. Stuart         07/21/94          63,126       $.317               7

Samuel Norton           07/21/94          63,126       $.317               7

David Swor              07/21/94          63,126       $.317               7

Thomas DeCesare (5)     07/21/94          63,126       $.317               7


1998 Revised ESOP(2)

Frank M. Clark (6)      06/15/98          200,000      $1.00               7

Donald L. Lawrence (6)  06/15/98          100,000      $1.00               7

William B. Saye (7)     11/20/98          383,330      $1.00               7

1999 Revised ESOP (2)

G. Michael Swor (3)     01/01/99           10,000      $1.00               10

Frank M. Clark          01/01/99           10,000      $1.00               10

Donald L. Lawrence      01/01/99           10,000      $1.00               10

--------------------------------------------------------------------------------


(1) The options granted under the 1994 ESOP have been adjusted to reflect the new conversion rate in accordance with the capital restructuring provision which came into effect when Surgical Safety Products, Inc. of Florida merged into Sheffeld Acres, Inc., the surviving New York corporation.

(2) The Company relied upon Section 4(2) of the Act, Section 517.061(11) of the Florida Code and Section 10-5-9 (13) of the Georgia Code for the grant of these options.

(3) Dr. Swor received options for 63,126 shares of the Company's Common Stock as a Director and options for 3,787,560 shares of the Company's Common Stock in exchange for transfer of patents and rights to existing patent concepts. Dr. Swor was granted Non Incentive Stock Options under the 1999 Revised ESOP.

(4) In addition to the options granted to Mr. Newman for 63, 126 shares of the Company's Common Stock as a Director of the Company, options to purchase up to 315,630 shares of the Company's Common Stock were granted to Jenex Financial Services, Inc., a company of which Mr. Newman is the principal. Jenex is a financial service company which was issued the options under the Company's 1994 CSOP.

(5) Mr. DeCesare resigned as director on May 4, 1999 due to personal considerations.

(6) Each of these persons received their options as a bonus; Mr. Clark's as an additional incentive to join the Company as its CEO and Mr. Lawrence in consideration of outstanding services to the Company for the prior year. Although the options granted to Mr. Clark Aand Mr. Lawrence were exercisable at $1.75 per share, the Board of Directors on January 20, 1999 voted to reduce the exercise price to $1.00. Since the change was made after December 31, 1998, the original exercise price was used in the financial statements for purposes of determining weighted averages. In addition, the Board of Director at the January 1999 meeting increased the term of Mr. Clark's options from one (1) to seven (7) years.

(7) Dr. Saye received 300,000 issued on November 20, 1998. Dr. Saye receives additional 100,000 options per year on a monthly basis. Accordingly, 8,333 options are attributable for the each month from December 1998 through September 1999. The exercise price for the options is $1.00 for year one, $1.50 for year two, $2.00 for year three and $2.50 for years 4 through 7.

Consultant Stock Option Plans

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

        In January, 1998, the Board of Directors revised the term of the CSOP ("1998 Revised CSOP"). Under the revised plan, the term is now determined by the Stock Option Committee. The 1998 CSOP requires that the options are not exercisable for a period of two (2) years from issuance

        In January, 1999, the Board of Directors adopted the 1999 Revised ESOP which covers consultants and advisors to the Company.

        Pursuant  to the CSOP,  the  Company  has  granted  options to  purchase
346,115 shares of the Company's Common Stock representing proceeds of $110,700 to the Company under the 1994 CSOP, options to purchase 129,000 shares of the Company's Common Stock representing proceeds of $114,500 to the Company under the 1998 Revised CSOP and 278,000 shares of the Company's Common Stock representing proceeds of $278,000 under the 1999 Revised ESOP to date as follows:

Employee                   Date Option    No. of Shares   Exercise Price    Term
                           Granted        subject to                        Years
                                          Exercise
1994 ESOP (1)(2)
Danielle Chevalier         07/21/94         3,156         $.317               7
For marketing assistance
 at conventions

Donna Haiduven             07/21/94        15,782         $.317               7
 For medical advisory
 and clinical studies

Jenex Financial Services
Inc. (3)                   07/21/94       315,630         $.317               7
 For financial advisory
 and corporate financing
 consulting services

Leann Swor                 07/21/94         6,313         $.317               7
 For marketing assistance
 at conventions

Loren Schuman              07/21/94         4,734         $.480               7
 For marketing consulting
 services

Bruce Cohen                01/24/95           500         $0.90               7
 Performed business
 valuations of acquisition
 candidates


1998 Revised CSOP (2)
Danielle Chevalier         01/01/98         2,000         $0.50               7
 For marketing assistance
 at conventions

Leann Swor                 01/01/98         2,000         $.050               7
 For marketing assistance
 at conventions

Stacy Quaid (4)            01/01/98        50,000         $0.50               7
 For assistance in
 becoming a reporting
 company

Mike Williams (4)          08/03/98        50,000         $1.00               7
 As a signing bonus

T.T. Communications        10/15/98        25,000         $1.50               7
 For investor relations
 services

1999 Revised ESOP (2)

David Collins (5)          01/01/99        10,000         $1.00              10
 For financial consulting
 services

Mike Williams (6)          01/01/99         5,000         $1.00              10
 As a performance bonus

Mike Williams (6)          01/08/99        50,000         $1.00              10
 As a performance bonus

Leann Lafko-Spofford (6)   01/01/99         5,000         $1.00              10
 As a performance bonus

Leann Lafko-Spofford (6)   01/08/99        50,000         $1.00              10
 As a performance bonus

Stacy Quaid (6)            01/01/99         3,500         $1.00              10
 As a performance bonus

Stacy Quaid (6)            01/08/99        21,500         $1.00              10
 As a performance bonus

Eric Hill (6)              01/01/99         3,000         $1.00              10
 As a performance bonus


Eric Hill (6)              01/08/99        25,000         $1.00              10
 As a performance bonus

Scott Heap, Ad-Vantagenet  01/8/99         20,000         $1.00              10
 For OASiS development
 services

Ray Villares,              01/8/99         20,000         $1.00              10
 Ad-Vantagenet
 For OASiS development
 services

David Collins (5)          01/19/99        65,000         $1.00              10
 For financial consulting
 services

-------------------------------------------------------------------------------

(1) The options granted under the 1994 CSOP have been adjusted to reflect the new conversion rate in accordance with the capital restructuring provision which came into effect when Surgical Safety Products, Inc. of Florida merged into Sheffeld Acres, Inc., the surviving New York corporation.

(2) The Company relied upon Section 4(2) of the Act and Section 517.061(11) of the Florida Code for the grant of these options.

(3) These options were granted to Jenex in exchange for certain financial services provided to the Company. Mr. Newman, a Director of the Company, is the principal of Jenex. Mr. Newman is deemed the beneficial owner of these options.

(4) Each of these persons received their options as a bonus; Ms. Quaid in consideration of outstanding services to the Company for the prior year in assisting with the Company's registration as a reporting company and Mr. Williams as an additional incentive to join the Company as the Sales Manager. Although the options granted to Mr. Williams were exercisable at $1.75 per share, the Board of Directors on January 20, 1999 voted to reduce the exercise price to $1.00. Since the change was made after December 31, 1998, the original exercise price was used in the financial statements for purposes of determining weighted averages.

(5) David Collins received these options as a consultant to the Company prior to his election to the Board of Directors on January 20, 1999.

(6) Each of these persons is covered by the Staff agreement and is treated as a co-employee; however, for purposes of qualification under the 1999 Revised ESOP, such person has been treated as a consultant and advisor to the Company who qualifies for non-incentive stock options.

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

Name and Address of          Title of          Amount and Nature of   Percent of
Beneficial Owner             Class             Beneficial Owner       Class
--------------------------------------------------------------------------------
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

     Saye which accrue at the rate of 8,333 per month) pursuant to Employee and Consultant Stock Option Plans adopted in 1994, 1998 and 1999. In the event all such options to purchase were exercised, this group would own a total of 10,755,480 shares of the Company's Common Stock which would represent 66.95% of the total shares of Common Stock outstanding.

     There are no arrangements which may result in the change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

     On June 1, 1992, the Company issued 11,300 shares of the Company's restricted stock to Dr. Swor and 2,000 shares to Mrs. Swor (of which Dr. Swor is deemed the beneficial owner) each in exchange for services rendered to Surgical valued at a total of $1,400. Following the merger with Sheffeld Acres, Inc., these shares were converted into 4,197,879 shares in the restructured company. In July 1996, Dr. Swor received options to purchase 63,126 of the Company's Common Stock as a Director and options to purchase 3,787,560 shares of the Company's Common Stock in exchange for transfer of patents and rights to existing patent concepts. In 1996, Dr. Swor received 478,630 shares of restricted stock as payment of debt and related interest on loans which Dr. Swor made to the Company totaling $239,315. In 1996, Dr. Swor gifted 816,619 of his shares to James D. Stuart. In September, 1996 Savannah Leasing purchased the Company's executive office building at 2018 Oak Terrace with cash from Dr. Swor and 50,000 shares of his stock which were valued at $0.50 per share. These shares were transferred to the third party seller. At December 31, 1997, the Company was indebted to Dr. Swor in the amount of $197,720. In addition, the Company was indebted to Savannah Leasing, a company owned by Dr. and Mrs. Swor. The amount owed at December 31, 1997 was $36,000. Interest on the notes was 10.0%. At December 31, 1997, interest payable on these loans totaled $17,667. Out of the proceeds of the sale of the Company's Common Stock during the period of March 1998 through June 1998, the Company made repayment of principal and interest on the 1997 indebtedness. During fiscal 1998, Dr. Swor loaned the Company an additional $23,000. The balance of these notes payable was repaid during fiscal 1998 and at December 31, 1998, there were no amounts due to Dr. Swor. Interest expense relating to these notes amount to $9,882 and $15,314 for the years ended December 31, 1998 and 1997 respectively. The Company has a line of credit in the amount of $100,000 which expires in May 2017 and is guaranteed by Dr. Swor and his wife. In fiscal 1999, the line of credit has been used to fund operations on a short term basis and $20,000 is currently outstanding. Dr. Swor has a year to year employment contract with the Company.

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

     On March 1, 1993, the Company issued 100 shares of the Company's restricted stock to James D. Stuart and David Stuart jointly for which it received $6,000. On May 9, 1993, the Company issued 100 shares of the Company's restricted stock to Mr. Stuart in exchange for services rendered valued at par. Following the merger with Sheffeld Acres, Inc., each 100 shares was converted to 31,563 for a total of 63,126 shares. In 1996, Mr. Stuart received 816,619 shares of restricted stock from Dr. Swor as a gift.

     On March 1, 1993, the Company issued 30 shares of the Company's restricted stock to Tom DeCesare (then a Director), in exchange for services rendered valued at par. Following the merger with Sheffeld Acres, Inc., these shares were converted into 9,469.

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

     In March 1998, the Company entered into an agreement with Stockstowatch, whereby Stockstowatch agreed to provide investor relations services as a media consultant to the Company in exchange for issuance of 300,000 shares of the Company's Common Stock valued at $45,000. On October 27, 1998, the SEC brought an action against Stockstowatch and its principal, Steven A. King, for injunctive and other relief to enjoin the defendants from touting and "scalping" securities in violation of the anti-fraud and anti-touting provisions of the federal securities laws (Securities and Exchange Commission v. Stockstowatch.com and Steven A. King, United States District Court, Middle District of Florida, Tampa Division, Case No. 98-2198-CIV-T-26B). The SEC alleges that since October 1997, the defendants touted the securities of at least five "microcap" companies, one of which is Surgical, over the Internet through e-mail sent to over 200,000 subscribers and on the defendant's website. The SEC has taken no action against Surgical nor has it made any allegations that the Company directly or indirectly acted improperly in this matter or was in any way involved in the alleged violations.

     In the Stockstowatch complaint, the SEC further alleges that almost every stock touted by the defendants (1) the volume and/or price increased sharply, sometimes as much as 200% shortly after the defendants' buy recommendations; and
(2) the defendants took advantage of the market interest they created by selling into the inflated market large amounts of the stock they received in consideration of their promotional services. Further the SEC alleges that the defendants realized profits in excess of $1 million from sales of these securities. The SEC alleges that the defendants failed to disclose that they had received stock as compensation from the issuers of the securities they touted and did not disclose that they intended to sell the stock in contravention of their buy recommendations which is a fraudulent practice known as "scalping". The SEC is seeking permanent injunctive and equitable relief, including an accounting, disgorgement of gains with pre- judgement interest and civil penalties against each defendant. The SEC alleges, with reference to Surgical, that Surgical entered into a consulting agreement with Stockstowatch on March 19, 1998 in which Stockstowatch agreed to profile Surgical in exchange for 300,000 free-trading shares of its Common Stock. On the date the contract was executed, Surgical's Common Stock was trading at $.145. The shares were received by Stockstowatch on April 9, 1998, on which date Surgical's Common Stock closed at $.87. According to the Complaint, on April 21, 1998, Stockstowatch e- mailed the Surgical Profile to its subscribers. In the profile, Stockstowatch stated that Surgical "represents the most positive upside potential of any company we have profiled." This profile continued: "[a]s a result of our own independent due diligence, our industry insiders believe this stock will be a $20.00 stock within 18 months." The SEC states in its complaint that there was a small print disclaimer which accompanied the profile which stated that Stockstowatch had entered into a compensation agreement valued at $43,500, but that such disclaimer did not disclose that Stockstowatch received Surgical's Common Stock and that it intended to sell the stock after the profile.

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

     In October 1998, the Company entered into an agreement with T.T. Communications, Inc. to provide investor relations services for the Company. T.T. Communications, Inc.'s function is to contact investment and media people throughout the United States and to participate in the preparation of communication packages including annual and quarterly reports, news and press releases and publicity and corporate profiles. The initial agreement was for a period of three (3) months for which T.T. Communications, Inc. receives $2,000 per month and reimbursement of out of pocket expenses. In addition, T.T. Communications, Inc. was granted options to purchase 25,000 shares of the

Company's Common Stock at an exercise price of $1.50. In the event T. T. Communications, Inc. introduces the Company to a suitable financing source, they will be compensated by a cash finder's fee equal to 1.5% on the initial financing and .75% on any subsequent financing. The agreement is cancelable by either party with 30 days written notice. The agreement continues on a month to month basis.

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

     Pursuant to a settlement agreement dated December 1, 1998 with MediaWorks, a former consultant to the Company, relative to the litigation between the parties, the Company agreed to make two types of payments in exchange for the dismissal of the action with prejudice: (1) to pay MediaWorks $50,000 and (2) to issue 40,000 shares of Rule 144 stock.

     In April 1999 the Company commenced a self-directed private placement offering of its restricted Common Stock and warrants for which it received gross proceeds of $475,000, for which Directors Sam Norton, David Swor and Dr. Saye each purchased 50,000 shares and were granted warrants to purchase 25, 000 shares on the same terms as outside investors. Pursuant to such offering, a total of 950,000 shares of restricted Common Stock were issued and warrants to purchase 475,000 shares of the Company's restricted Common Stock at an exercise price of $1.00 exercisable within five (5) years were granted.

     In April 1999, the Company entered into an agreement with KJS to provide consulting services. KJS agreed to accept 7,000 shares of the Company's common stock valued at the current bid price of $.50 as part of an initial retainer with the balance of $1,500 to be paid in cash at such time as KJS introduces the Company to five institutional funding sources.

     In April 1999, the Company issued 2,000 shares each to David Utz and Robert Wingate, two consultants of the Company in lieu of cash for services relating to their production of a CD-Rom disc to be used to promote OASiS. Such 4000 shares were valued at $2,250 which was based upon the closing price for the shares on the dates the services were due to be paid.

     In May 1999, the Company entered into an agreement with Ten Peaks to pay a finder's fee for successfully securing specifically defined financing for the Company. Ten Peaks agreed to accept 6,000 shares of the Company's common stock in lieu of a retainer provided such stock had a fair market value as reported on Bloomberg, LLP on the date of execution of not less than $.66. Although obligated to issue such shares, the Company has decided not to deliver such shares since it believes that Ten Peaks did not perform as required.

     In May 1999, the Company issued a total of 46,000 shares of its restricted Common Stock to Frank Clark and David Collins and 11,400 shares of its restricted Common Stock to three (3) other employees in lieu of salary and consulting fees due from the Company to each of them, which salary and consulting fees were valued at $31,222 in the case of Mr. Clark and Mr. Collins and at $7,832 in the case of the three (3) employees.

Item 13.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

Item No.       Description
---------------------------------

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

10.6 Distribution Agreement with Morrison International Inc., dated September 30, 1996

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

10.13 Agreement for Consulting Services with Stockstowatch.com Inc., dated March 30, 1988

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

10.22 Agreement between the Company and T. T. Communications, Inc., dated October 15, 1998

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

10.31 Form of the Warrant issued pursuant to the April 1999 Self Directed Private Placement Offering under Rule 506 of Regulation D.

10.32          Consulting Agreement dated April 1999 with Koritz Group, LLC.

10.33          Agreement dated April 1999 with KJS Investment Corporation.

10.34          Agreement dated May 1999 with Ten Peaks Capital Corp.

10.35 Private Partner Network Agreement dated July 30, 1999 with US Surgical

10.36 Staff/Client Leasing Agreement dated October 16, 1999, as amended September 15, 1999

27.1           Financial Data Sheet
----------------

( All of the above Exhibits previously have been filed with the Company's Form 10-SB, Amendment No. 1 to the Form 10-SB or Amendment No. 2 to the Form 10-SB)

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


                                    Surgical Safety Products, Inc.
                                    (Registrant)


Date: October 13, 1999              By:/s/ Frank M. Clark
                                       --------------------
                                    Frank M. Clark, President and CEO

                                    By:/s/ Donald K. Lawrence
                                       ----------------------
                                     Donald K. Lawrence
                                     Vice President and Secretary

                                    By:/s/ G. Michael Swor
                                       ----------------------
                                     G. Michael Swor
                                     Treasurer

                                    By:/s/ David Collins
                                       ----------------------
                                     David Collins
                                     Acting Chief Financial Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                     Title                              Date
- ---------                   -----                              ----

/s/ G.  Michael Swor          Chairman of the Board             October 13, 1999
- ------------------          and Treasurer
 G. Michael Swor

/s/ Frank M.  Clark   .       President and Chief Executive     October 13, 1999
- ------------------          Officer and Director
 Frank M. Clark

/s/ David Collins             Acting Chief Financial Officer    October 13, 1999
- -----------------           and Director
 David Collins                (principal financial
                              or accounting officer)

/s/ Donald K.  Lawrence       Secretary, Vice President and     October 13, 1999
- ---------------------       Director
 Donald K. Lawrence

/s/ James D. Stuart           Director                          October 13, 1999
- -------------------
 James D. Stuart

 /s/ Sam Norton               Director                          October 13, 1999
---------------------
 Sam Norton

 /s/ David Swor               Director                          October 13, 1999
---------------------
 David Swor

 /s/ William B. Saye          Director                          October 13, 1999
---------------------
 William B. Saye


[SIGNATURE PAGE 10-KSB/A 12/31/98]