Form 10QSB
period 1999-09-30
SURGICAL SAFETY PRODUCTS INC
filed 1999-11-22
CIK 1063530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

Commission file no. 0-24921

                         Surgical Safety Products, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            New York                                       65-0565144
  -------------------------------                     -------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)

       2018 Oak Terrace
        Sarasota, Florida                                34231
-------------------------------------                  ----------
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

         As of September 30, 1999, there are 11,811,373 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.           Financial Statements


Condensed Balance Sheets as of September 30, 1999 and December 31, 1998    F-2

Condensed Statements of Operations for the Three and Nine Months Ended
September 30, 1999 and 1998                                                F-3

Statements of Cash Flows for the Nine Months Ended
September 30, 1999 and 1998                                                F-4

Notes to the Condensed Financial Statements                                F-6


                                           SURGICAL SAFETY PRODUCTS, INC.
                                              CONDENSED BALANCE SHEETS
                                                                  (Unaudited)
                                              September             December
                                                  30                    31,
                                                 1999                  1998
                                            --------------       ---------------
                  Assets
Current Assets
  Cash                                      $       12,970       $       41,191
  Accounts receivable                               16,500                1,941
  Deposits                                             750               58,700
  Inventory                                          5,901                6,555
                                            --------------       ---------------
    Total current assets                            36,121              108,387
                                            --------------       ---------------

Property and equipment, net                        201,151              112,772
                                            --------------       ---------------

Other Assets
  Intangible assets, net                            44,139               49,232
  Software development costs, net                  131,444               92,873
  Other assets                                      10,250               10,250
                                            --------------       ---------------
    Total other assets                             185,833              152,355
                                            --------------       ---------------
Total Assets                                $      423,105       $      373,514
                                            ==============       ===============

Liabilities and Stockholders' Equity

Current Liabilities
  Line of credit                            $       50,000       $
  Notes payable - related parties                   52,500
  Deferred revenue                                   6,874
  Accounts payable and accrued expenses             72,005               55,331
    Total current liabilities                      181,379               55,331

Stockholders' Equity
  Common stock, $.001 par value,
    20,000,000 shares authorized;
11,798,373 and 10,746,973 shares issued
    and outstanding in 1999 and 1998                11,799               10,787
  Additional paid-in capital                     2,422,420            1,998,242
  Accumulated deficit                           (2,192,493)          (1,690,846)
    Total stockholders' equity                     241,726              318,183

Total Liabilities and Stockholders' Equity  $      423,105       $      373,514


                 The accompanying notes are an integral part of
                          these financial statements.
                                       F-2

                         SURGICAL SAFETY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                9 Months ended          Three Months Ended
                                                 September 30,              September 30,
                                               1999       1998           1999           1998
Revenue
   Net sales                             $       720   $      797     $      240    $      355
   Leasing and other fees                    162,577       38,007        111,264
   Other                                       1,924        6,910            984         6,059
income
    Total revenue                            165,221       45,714        112,488         6,414

Costs and expenses
  Cost of medical products sold               14,271        1,966          5,866           687
  Operating expenses                         602,555      497,649        207,321       174,867
  Research and development expenses           40,287                                    20,202
  Interest expense                             9,755       13,639          2,315           186
    Total costs                              666,868      513,254        235,704       175,740

Net loss before income taxes                (501,647)    (467,540)      (123,216)     (169,326)

Provision for income taxes

Net loss                                 $  (501,647)   $(467,540)     $(123,216)    $(169,326)

Net loss per share                       $    (0.045)   $  (0.045)     $  (0.010)    $  (0.016)

                 The accompanying notes are an integral part of
                          these financial statements.


                         SURGICAL SAFETY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine months ended
                                                                      September 30,
                                                                  1999            1998
Cash Flows From Operating Activities
  Net loss                                                $   (501,647)    $(467,540)
  Adjustments to reconcile net loss to cash
    used in operating activities
      Depreciation and amortization                             86,680        24,562
      Common stock issued for services and
           employee compensation                                41,303       141,875
      Stock option compensation expense                        (91,113)
      Decrease (increase) in operating assets
        Receivables                                            (14,559)      248,487
      Inventory                                                    654        (6,885)
  Increase (decrease) in operating liabilities
         Deferred revenue                                        6,874
    Accounts payable and accrued expenses                       16,674       (45,161)
          Total adjustments                                     46,513       362,878
            Net cash used in operating activities             (455,134)     (104,662)

Cash Flows From Investing Activities
  Furniture and equipment purchased                            (93,239)      (61,195)
  Software development additions                               (57,348)      (67,528)
    Net cash used in investing activities                     (150,587)     (128,723)

Cash Flows From Financing Activities
  Proceeds from related party loans                             77,500
  Advances/(repayments) on line of credit,                      50,000      (100,000)
net
  Repayment of stockholder loans                               (25,000)     (233,720)
  Proceeds from issuance of common stock                       475,000       939,000
    Net cash provided by financing activities                  577,500       605,280

Net increase (decrease) in cash                                (28,221)      371,895
Cash at beginning of period                                     41,191             -
Cash at end of period                                     $     12,970     $ 371,895

Supplemental Cash Flow Information:
  Cash paid for interest                                  $      5,474     $  31,678


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

Material non-cash transactions not reflected in the statement of cash flows include:

For the Nine Months Ended September 30, 1999
  The Company received fixed assets in the amount of $58,700 for which it had recorded deposits of such amount at December 31, 1998.

For the Nine Months Ended September 30, 1998
  TheCompany issued common stock for prepaid legal and public relations services in the amount of $47,500 as of September 30, 1998


                   The accompanying notes are an integral part
                         of these financial statements.
                                       F-5

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

The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for any other period or for the full year.

In the opinion of Company's management the accompanying unaudited financial statements contain all adjustments, consisting of only normally recurring adjustments, necessary to present fairly the financial position as of September 30, 1999, the results of operations and cash flows for the three and nine months ended September 30, 1999 and September 30, 1998.

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

In the first quarter of 1999, the Company canceled these stock options and issued options with an exercise price above that of market. Accordingly, the Company decreased its payroll expenses by $91,113 for the cancellation of these options for the nine months ended September 30, 1999. In addition, during the nine months ended September 30, 1999, the Company issued common stock valued at $39,053 to certain of its employees and $7,500 to certain consultants in lieu of cash compensation for services. The common stock was valued based on the fair market value for the shares on the dates the compensation would have been paid

Item 2. Management's Discussion and Analysis of Results of Operations.

General

         On July 30, 1999, the Company entered into a long term agreement with US Surgical which is a private partner network agreement (the "Long Term Agreement"). Under the Long Term Agreement, Surgical agreed to sell four hundred
(400) licenses for the use of one or more OASiS systems and US Surgical agreed to nominated four hundred (400) hospitals for such licenses. Each license is for a term of three (3) years commencing with "substantial installation" of such unit. "Substantial installation" is defined as delivery of the OASiS unit to the hospital and connection to the Internet.

         Under the terms of the Long Term Agreement, US Surgical must purchase two hundred (200) licenses within the first year, and subject to certain obligations on the part of Surgical to license units to third parties, must purchase an additional two hundred (200) licenses by the end of the second year. Hospital s with units installed under the Short Term Agreement are counted toward the minimum number of hospitals required. On August 10, 1999 US Surgical paid Surgical $100,000.00 as a non-refundable down payment for such licenses. The first 200 licenses are an additional $1,500 each and subsequent licenses are $1,000 each.

         The Long Term Agreement further provides that neither Surgical, nor any third party other than US Surgical, may place OASiS units in any of the "protected departments" of the hospitals, unless it is installed prior to receipt of a purchase order from US Surgical or unless US Surgical does not exercise its right of first refusal after notice from Surgical for such hospital. The Long Term Agreement defines "protected departments" as Operating Room, Labor and Delivery, Emergency Room, Ambulatory/Same Day Surgery / Outpatient, Nuclear Medicine, Intensive Care, Orthopedic / Ortho Casting Room, and Dialysis. US Surgical is required to have each hospital bear the entire risk of loss and damage to any OASiS system except if such is caused by the negligence or willful misconduct of Surgical. US Surgical must maintain casualty insurance in amounts and with companies acceptable to Surgical on the OASiS units and its related amenities with Surgical as the loss payee. US Surgical may elect to have the OASiS systems installed in hospitals it nominates co-branded with its name. Surgical has the discretion to select the content, related services and in- service products for the OASiS systems installed under this agreement; however, during the term of the agreement, US Surgical is required to pay for and maintain a minimum of one hundred forty (140) product in-services modules in an average of at least 80% of all OASiS systems installed in the United States whether or not covered by this agreement and 100% on those that are covered by the agreement. US Surgical's product-based modules produced by Surgical become the property of US Surgical. Surgical retains the right to display such modules on other OASiS units. All other modules remain the property of Surgical. Surgical receives a fee for production of the modules. If Surgical installs additional OASiS units in a designated hospital, US Surgical receives a 10% commission. Surgical receives a monthly maintenance fee for each unit, of $149, unless paid a year in advance in which case it may be discounted up to 10%.

         In July 1999, the Company executed a Consulting and Assistance Agreement with Triton Capital, Inc., a Florida corporation ("Triton"). Under the terms of this agreement, Triton has been engaged to identify sources of capital or potential business relationships and to assist the Company in (i) raising equity or debt financing in the amount of $6,000,000 (ii) arranging for trade financing for production, sale, lease, rental or other disposal of the Company's products; and (iii) arranging for the sale, merger, or consolidation of the Company or for joint ventures or strategic alliances with other appropriate business. This agreement is non-exclusive. In the event Investment Financing is secured, the Company was to pay compensation equal to 8% for any investment financing to the person or entity placing such investment; provided such person or entity is qualified to receive such compensation in the state of residence of the investor and will issue warrants to purchase restricted Common Stock in the Company in an amount equal to 100,000 for every $1 million funded, exercisable for a period of five (5) years at a price equal to the closing bid price of the Company's shares on the date of such funding and which warrants are to have piggy-back registration rights and cashless exercise provisions. The Company is free to reject any offered financing or arrangements; however, in the event that the Company enters any arrangement within 180 days of its written rejection, on terms less favorable to the Company, Triton is to receive a flat fee. In the event the Company "shops" any offer of financing presented to it to other potential sources and accepts such other financing, Triton is entitled to a success fee. Triton is to be reimbursed pre-approved disbursements and expenses. The agreement provides for confidentiality and cross-indemnification . The agreement is subject to cancellation by either party with five (5) days written notice. Any disputes under the agreement are required to be submitted to arbitration, with costs payable by the losing party. No funding under this agreement has been received as of the date hereof.

Discussion and Analysis

         The Company was founded in 1992 to combat the potential spread of bloodborne pathogenic infections such as HIV and hepatitis. It has broadened its mission to research, develop, manufacturing, marketing and selling medical products and services to the healthcare community.

         The Company was in the development stage until 1993 when it began commercial shipments of SutureMate(R), its first product. From inception in June, 1992 through December 31, 1998, the Company generated revenues of approximately $1,100,000 from a limited number of customers. Since inception through December 31, 1998, the Company has generated cumulative losses of approximately $1,690,000. Although the Company has experienced a significant percentage growth in revenues from fiscal 1992 to fiscal 1998, the Company does not believe prior growth rates are indicative of future operating results, especially in light of the contract with US Surgical to assist in the introduction of OASiS. Due to the Company's operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. Moreover, the Company expects to continue to incur operating losses through at least the first half of 2000, and there can be no assurance that losses will not continue after such date. The Company had commitments for installations in a total of 12 hospitals on or before June 30, 1999, ten of which related to the agreement with US Surgical and two are a result of the Company's sales department. As of the date hereof the Company has completed installations of fourteen (14) units in seven (7) hospitals, five (5) of which are under the original agreement with US Surgical. Installation of the remaining units under the US Surgical initial agreement have been merged into the Long Term Agreement.

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

         The Company's plan of operations for the next twelve months is to focus on building revenue from the installation of the OASiS system in the hospitals designated by US Surgical and to install additional OASiS systems in hospitals not under the US Surgical agreement but with whom the Company has begun negotiations and in some cases reached a commitment. Additionally, the Company intends to install the inservice modules from US Surgical and other medical product manufacturers at both the US Surgical and the other hospitals. The Company also is aggressively seeking strategic alliances with targeted industry partners such as manufacturers of devices, manufacturers of pharmaceuticals, professional organizations such as nursing associations and hospital group purchasing organizations and integrated health networks.

         The Company estimates that revenues will be sufficient to fund ongoing operations at the current level when the number of OASiS installations reaches approximately 100 to 125 and the total number of inservice modules reaches approximately 150. The Company has purchased 20 OASiS units from Kiosk Information Systems, Inc., of which eleven (11) were installed under the US Surgical agreements and at St. Francis Hospital. The Company already has 32 inservice modules under the US Surgical agreement and is in discussion with various manufacturers interested in using OASiS to inservice more than 50 of their products. The Company believes that each of the initial installations should have a position as to long term acceptance within three (3) to six (6) months and that this initial time is the test period to determine the potential for market acceptance at that hospital. In the case of US Surgical hospitals under the initial agreement, this period was nine (9) months by contract. At the end of such test period, the Company believes it will be in a position to execute three (3) year leases and finance such leases through a leveraged leasing arrangement with Rockford or a similar funding source.

         In the short term, to fund operations through the fourth quarter, 1999, the Company will be required to seek additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current anticipated private placement. Currently, the Company has exhausted its existing lines of credit. Therefore, the Company has begun to scale back operations. The Company is exploring a program to substitute stock for cash in in its compensation program. In addition, immediate focus is being placed on other methods to reduce its breakeven point, such as staffing cuts, or the licensing or sale of some of the Company's assets or product lines to third parties. Provided that additional funding or its scale back is successful, the Company believes that it can meet its capital needs through year end. There can be no assurance that the Company will be successful in these efforts.

         In 2000, the Company will require between $8 and $9 million in additional capital in the form of debt or equity to fund the continued expansion of the OASiS system and its development to meet increased demand and to implement its plans for increased marketing of its medical device products. The Company has met with several venture capital firms, investment bankers, factoring companies and traditional lending sources, each of whom have expressed early interest and many of whom are awaiting the conclusion of the testing period. The Company has accepted no definite offer, with the exception of the short term funding being sought through Triton. There can be no assurance that such long-term financing will be available to the Company or that it will be on terms that the Company may seek.

Results of Operations for the Three and Nine Months Ended September 30, 1999 and 1998

Overview

         From its inception, the Company has incurred losses from operations. As of September 30, 1999, the Company had cumulative net losses totaling approximately $2,192,493. Through fiscal 1998, the Company focused primarily on the design and development of its propriety products, as well as providing consulting services. During fiscal 1999, management shifted its focus to aggressively marketing its proprietary products.

Financial Position

         Working capital as of September 30, 1999 was a deficit of $145,258, as compared to working capital of $53,056 at December 31, 1998. This decrease is primarily due to additional borrowings on the Company's line of credit and increases in Notes payable-related parties, the transfer of deposits to property and equipment and the reduction in cash.

Revenues

         For the three months ended September 30, 1999 and 1998, the Company had total revenues of $112,488 and $6,414, respectively. For the three months ended September 30, 1999, revenues were comprised primarily of the initial payments received from US Surgical associated with the Long Term Agreement and for Oasis unit rentals. For the nine months ended September 30, 1999, total revenues were $165,221 compared to $45,741 in the same period last year. The increase of $119,507 or 261% is due to revenue from the 1999 launch of Oasis. In 1998, Oasis was still under development.

Selling, General, and Administrative Expenses

         For the nine months ended September 30, 1999, operating expenses increased by $104,906 or 21% from $497,649 for the nine months ended September 30, 1998. This increase is primarily related to marketing support expenditures to sustain the launch of the Company's Oasis system. In accordance with the

Company's marketing plan for fiscal 1999, expenses related to promotion, trade shows, and conventions were increased to enhance the industry awareness of the company's products and services.

         In the past, the Company has focused on the design and development of proprietary products. For fiscal 1999, the Company has launched an aggressive marketing plan that is designed to increase worldwide sales of its products. Surgical believes that the increased operating expenses incurred during the nine months ended September 30, 1999 will position the Company to generate increased revenue in the 2000 fiscal year.

Liquidity and Capital Resources

         The Company's operations have been funded primarily from the $475,000 proceeds of the private placement completed in the second quarter 1999 and from cash flow of $107,500 from shareholder loans and advances on the line of credit during the nine months ended September 30, 1999. This allowed the Company to purchase capital assets, enhance its OASiS software and fund current operations. At September 30, 1999, the Company has a $12,970 cash position.

         The Company has a line of credit in the amount of $100,000 that expires in May 2017 and is guaranteed by Dr. Swor and his wife. The line of credit also has been used to fund operations on a short-term basis and $100,000 is currently outstanding.

         Net cash used for investing for the nine months ended September 30, 1999 was approximately $150,587, representing primarily OASiS units purchased and costs related to the new version of OASiS which have been capitalized.

         In the short term, to fund operations through the fourth quarter, 1999, the Company will be required to seek additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current anticipated private placement. Currently, the Company has exhausted its existing lines of credit. Therefore, the company has begun to scale back operations. The company is exploring programs to substitute stock for cash in its compensation programs. In addition, immediate focus is being placed on other methods to reduce its breakeven point, such as staffing cuts or the licensing or sale of some of the Company's assets or product lines to third parties. Provided that additional funding is secured and its scale back is successful, the Company believes that it can meet its capital needs through year end. There can be no assurance that the Company will be successful in these efforts.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending September 30, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

3.(I).4   Articles of Amendment filed October 11, 1994

3.(I).5 Articles of Incorporation of Sheffeld Acres, Inc., a New York Corporation filed May 7, 1993

3.(I).6   Articles of Merger filed in the State of Florida October 12, 1994

3.(I).7   Certificate of Merger filed in the State of New York February 8, 1995

3.(I).8   Certificate to Do Business in the State of Florida filed April 11,1995

3.(I).9   Certificate of Amendment filed May 1, 1998

3.(II).   Bylaws of Sheffeld Acres, Inc., now known as
          Surgical Safety Products, Inc.

3.(II).   Amended Bylaws of Surgical Safety Products, Inc.

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

10.32     onsulting Agreement dated April 1999 with Koritz Group, LLC.

10.33     Agreement dated April 1999 with KJS Investment Corporation.

10.34     Agreement dated May 1999 with Ten Peaks Capital Corp.

10.35     Private Partner Network Agreement dated July 30, 1999 with US Surgical

10.36 Staff/Client Leasing Agreement dated October 16, 1999, as amended September 15, 1999

10.37 *   Agreement dated July 15, 1999 with Triton Capital Inc.

23.2 Publisher's Consent and Article - Michael W. Bebbington, MD, MHSc and Mark J. Treissman, MD. The Use of a Surgical Assist Device to Reduce Glove Perforations in Postdelivery Vaginal Repair: A Randomized Controlled Trial. American Journal of Obstetrics and Gynecology, Vol. 175, No. 1, Part I, October 1996

23.3 Author's Consent and Abstract - Donna J. Haiduven, BSN, MSN, CIC and Maria D. Allo, MD. Evaluation of a One-Handed Surgical Suturing Device to Decrease. Intraoperative Needlestick Injuries and Glove
          Perforations: Phases I & II, Conference on Prevention of Transmission of Bloodborne Pathogens in Surgery and Obstetrics Sponsored by the American College of Surgeons and the Center for Disease Control and Prevention, February 13-15, 1994, Atlanta, GA.

23.4 Publisher's Consents and Article -Mark S. Davis, MD. Sharps Management in Surgery. Infection Control & Sterilization Technology, Vol. 1, No. 4, April 1995.

27.1 *    Financial Data Street
----------------

(* Filed herewith, all other exhibits previously filed as exhibits to the Company's Form 10-SB, Form 10-SB Amendment No. 1, Form 10SB Amendment No. 1, Form 10KSB, Form 10KSB Amendment No. 1, its Form 10QSB for the quarter ended March 31, 1999 or its Form 10QSB for the quarter ended June 30, 1999 or its Form 10QSB Amendment No. 1 for the quarter ended June 30, 1999.)

     (b) No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Surgical Safety Products, Inc. (Registrant)

Date: November __, 1999
                                By:/s/ Frank M. Clark
                                   ----------------------
                                   Frank M. Clark, President and CEO

                                By:/s/ Donald K. Lawrence
                                   -----------------------
                                   Donald K. Lawrence
                                   Vice President and Secretary

                                By:/s/ G. Michael Swor
                                   -----------------------
                                   G. Michael Swor
                                   Treasurer

                                By:/s/ David Collins
                                   -----------------------
                                   David Collins
                                   Acting Chief Financial Officer
[sign page SSP 10QSB 9.30.99]