Form 10KSB/A
period 1998-12-31
SURGICAL SAFETY PRODUCTS INC
filed 1999-12-29
CIK 1063530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment No. 2
                                       to
                                   Form 10-KSB

(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

         [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES  EXCHANGE ACT OF 1934

                  For the transition period from __________ to ____________

Commission file no.     0-24921

                         Surgical Safety Products, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          New York                                        65-0565144
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

         2018 Oak Terrace
          Sarasota, Florida                               34231
- ---------------------------------------              ----------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number (941) 927-7874

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class                       Name of each exchange on
                                                which registered
         None
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

        Yes   X       No
            -----         -----

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

                                TABLE OF CONTENTS



PART I
Item 1.      Description of Business                                         2

Item 2.      Description of Property                                        46

Item 3.      Legal Proceedings                                              46

Item 4.      Submission of Matters to a Vote of Security Holders            47

PART II

Item 5.      Market for Common Equity and Related Shareholder Matters       47

Item 6.      Management's Discussion and Analysis or Plan of Operation      48

Item 7.      Financial Statements - Commencing on                           55

Item 8.      Changes and Disagreements with Accountants on Accounting
             And Financial Disclosure                                       57

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act              57

Item 10.     Executive Compensation                                         64

Item 11.     Security Ownership of Certain Beneficial Owners and            74
             Management

Item 12.     Certain Relationships and Related Transactions                 75

Item 13.     Exhibits and Reports on Form 8K                                79

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

     Fourteen (14) OASiS unit are now installed in seven (7) hospitals. Lease payments from OASiS currently are made directly to Surgical from the customer hospital but may be made, in the future, through a third party leasing intermediary. In the case of the third party intermediary, Surgical is paid a lump sum at the front end of the lease and the hospital then makes its payments to the leasing company. Selection of the leasing arrangements is made based upon Surgical's current financial status and based upon the financial strength of the hospital involved. SutureMate(R) was originally sold in limited quantities and had limited success due to the high manufacturers suggested retail price. New manufacturing arrangements will allow sales in the $5 to $6 range, more in keeping with disposable products. Due to limited sales, the Company is considering dropping the MediSpecs Rx(TM) product line. Consulting fees are derived from the Medical Consultation Division on an as needed basis. The Company now is positioned to commercialize Compliance Plus product lines and its proprietary OASiS system through its alliance with U.S. Surgical and their full size international sales force. The Company is preparing other alliances with one or more established industry leaders in healthcare. The Company believes that recurring multiple revenue streams and a "cookie cutter" program and network will allow for potentially rapid growth in the number of OASiS system installations. When the OASiS system reaches the appropriate size, the Company will consider the spin-off of a separate subsidiary for managing this Internet-based healthcare information network and subsequently an initial public offering related to the spun off subsidiary. If the Company grows and attains its projected earnings, it intends to apply for listing on the NASDAQ Quotation System where it believes the market would apply an appropriate multiple to the earnings per share. At such time, the Company will position itself as an acquisition target for major medical or information system entities, although it has no such plans at this time..

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

     The Compliance Plus Exposure Prevention Program includes several safety engineered products dedicated to reducing exposure and cross contamination in the operating room. These exposure prevention products are designed to maximize surgical efficiency while reducing bloodborne pathogen exposure to healthcare workers and improving patient care in a wide range of applications. The Company has already introduced the first two Compliance Plus products into the market - MediSpecs Rx(TM) and SutureMate(R). These are the only two Compliance Plus products which it currently markets. Both of these products meet OSHA and CDC mandates. There is no current time table for the release of additional Compliance Plus products. The remainder of the proposed Compliance Plus line will be added through further in-house development and acquisitions.

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

     SutureMate(R) was recently re-released in late 1998. The product was re-engineered and updated after feedback from over 4,000 surgeons and surgical technologists who used or reviewed the product since its inception. As a result of the re-design, the Company believes that there will be new clinical advantages and that the product can be produced at a significantly lower manufacturing cost. These beliefs are based on the fact that the re-design includes a tent-like configuration with a hidden cutting device contained between the adhesive base and the holding device. This allows the surgeon to separate the needle from the suture without a scrub nurse intervening with a scissor. The cost reduction will result from the fact that the original version cost approximately $6.00 per unit while the new version costs approximately $1.10 per unit including packaging and sterilization, allowing it to be marketed in the $5 to $6 range which is more in keeping with pricing for a disposable product.

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

MediSpecs Rx(TM)

     MediSpecs Rx(TM) is a prescription protective eyewear which Surgical co-developed for use in the operating room and related areas. The Company has an exclusive, renewable 5-year, distribution agreement which covers the United States with Morrison International, Inc., a Pennsylvania corporation with its principal place of business in Sarasota, Florida ("Morrison"). The initial term expires in September 2000. Under the terms of the agreement with Morrison executed in September, 1996, the Company acquired the right to purchase, promote, resell and distribute Morrison's trademarked glasses under the Company's private label trademark, MediSpecs Rx(TM). The price for the product is fixed for the initial five-year term and requires minimum purchases which are scaled over the first five-year period from 2,750 units the first year to 56,000 the fifth year. Under the agreement, the Company its entitled to distribute the product either directly or through other dealers. Although the Company is not reaching its quotas, it has not been found in default by Morrison since this is a "best efforts" contract with no penalties on the part of the Company for failure to reach a quota, other than loss of the ability to sell the product. Due to poor sales, Morrison discontinued the manufacturing of this product; however it has substantial inventory on hand for sale.

     MediSpecs Rx(TM) are featherweight prescription glasses with OSHA-recommended protective side shields. A proprietary manufacturing and assembling process minimizes the cost of production and allows healthcare workers to purchase prescription protective eyeglasses for dedicated use in an occupational setting. The Company believes that users will purchase multiple pairs of glasses. It is anticipated that each pair will have an average life of approximately 50-100 uses. While an average pair of prescription eyeglasses costs over $150, MediSpecs Rx(TM) glasses are being sold for approximately $25 a pair and can be ordered by mail. The cost to the Company under the Morrison agreement is $6.98 per pair.

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

     Management believes that Surgical is poised to lead in the ever developing surgical and medical safety market and plans to capitalize on the opportunity while providing significant benefits to its customers and improving overall patient care. Management expects, in the event Surgical continues to achieve product acceptance, to increase the Company's market penetration through additional acquisitions and potential merger opportunities with appropriate bases of business development, although currently it is not in negotiations nor has it made any arrangements for such mergers or acquisitions. However should it expand through acquisitions or mergers, such expansion presents certain challenges and risks and there could be no assurance that Surgical, even if it were successful in acquiring other bases of business development, would be successful in profitably penetrating these potential markets.

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

Market Overview, Size and Occupational Safety

     Healthcare workers need secure and safe working conditions. The Company seeks to provide solutions to meet that need in the critical care setting. Value is built into Surgical's products by reducing costs of inefficient surgery, occupational exposures and patient risks. Needlesticks and other sharps injuries magnify the risk of exposure to bloodborne diseases.

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

     Other than the commitments relative to the initial retainers, no other payments have been made to either KJS or Ten Peaks. Since execution of the KJS agreement the Company has been advised that fees and commissions related to transactions in securities may only be paid to those legally qualified to receive such payments in accordance with regulations under Federal and state securities laws. Neither KJS nor Ten Peaks were licensed in any state to receive commissions or other remuneration for the sale of securities. The Company is in the process of modifying this agreement such that only appropriate payments will be made in the event of placement of any equity in the Company from sources identified by KJS. The Ten Peaks agreement expired without any additional payments. In the event that the Company had made inappropriate payments to KJS or Ten Peaks related to the sale of securities, the Company could have lost any applicable state exemption under which the sale was made and could have been subject faced material adverse consequences as a result of actions by the states in which sales were made, including sanctions, penalties and the requirement to offer a rescission.

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

         Quarter                   High Bid  Low Bid        Average Bid

         First Quarter 1996           1/4       3/16         .218
         Second Quarter 1996          3/4       1/8          .445
         Third Quarter 1996           1/4       1/8          .177
         Fourth Quarter 1996          1/4       1/8          .176
         First Quarter 1997           1/4       3/32         .135
         Second Quarter 1997          1/4       3/32         .106
         Third Quarter 1997           3/8       1/8          .183
         Fourth Quarter 1997          9/64      1/8          .132
         First Quarter 1998          29/32      9/64         .215
         Second Quarter 1998        3-1/8      11/16        2.299
         Third Quarter 1998         2-9/64    1-9/64        1.646
         Fourth Quarter 1998         31/32     17/32         .750
         First Quarter 1999          13/16      1/3          .57
         Second Quarter 1999        1-7/8       7/16        1.156
         Third Quarter 1999         2-7/8     1-1/4         2.0625

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

     The Company was in the development stage until 1993 when it began commercial shipments of SutureMate(R) its first product. From inception in June, 1992 through December 31, 1998, the Company generated revenues of approximately $1,100,000 from a limited number of customers. Since inception through December 31, 1998, the Company has generated cumulative losses of approximately $1,690,000. Although the Company has experienced a significant percentage growth in revenues from fiscal 1992 to fiscal 1998, the Company does not believe prior growth rates are indicative of future operating results, especially in light of the contract with US Surgical to assist in the introduction of OASiS. Due to the Company's operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. Moreover, the Company expects to continue to incur operating losses through at least the first half of 2000, and there can be no assurance that losses will not continue after such date. The Company had commitments for installations in a total of 12 hospitals on or before June 30, 1999, ten of which related to the agreement with US Surgical and two are a result of the Company's sales department. As of the date hereof the Company has completed installations of fourteen (14) units in seven (7) hospitals, five (5) of which are under the Short Term Agreement. Installation of the remaining units under the US Surgical Short Term Agreement have been merged into the Long Term Agreement.

     As discussed in the independent auditors' report, the operating losses incurred by the Company raise doubt about its ability to continue as a going concern. In addition, with the implementation of its agreement with US Surgical and in the event of the reactivation of its various distribution agreements and/or with the establishment of one or more strategic alliances in addition to US Surgical, the Company expects to experience a period of growth, which requires it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in the areas of (i) customer service to provide technical support for the hospitals where installations are located and (ii) technical staff to make changes requested by those hospitals. This will result in significantly higher operating expenses. The increase in operating expenses is expected to be partially funded by an increase in revenues. However, the Company's net loss may continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its sales and marketing, research and development, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

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

     As discussed in Note 10 to the Financial Statements, if the financing referred to above is not secured, the recoverability of the recorded asset amounts may be impaired.

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

     To the extent the Company is unable to reduce its production costs or introduce new products with higher margins, the Company's results of operations could be materially adversely affected. The Company's results may also be by a variety of other factors, including mix of products and services sold; production, reliability or quality problems; price competition; and warranty expenses and discounts.

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

Financial Condition, Liquidity and Capital Resources

     The financial condition, liquidity and capital resources of the Company should be assessed in context with the ability of the Company to continue as a going concern as discussed in the independent auditors' report.

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

                                      F-10

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                               Age             Position(s) with Company
------------------                 ---             -------------------------
Dr. G. Michael Swor                41              Chairman and Treasurer
4485 S. Shade Avenue
Sarasota, FL 34237

Frank M. Clark (1)                 67              Director, CEO and President
7313 Oak Leaf Way
Sarasota, FL 34241

Donald K. Lawrence (1)             37              Director, Executive Vice President and
716 Edgemer Lane                                   Secretary
Sarasota, FL 34242

David Collins     (1)              58              Director and Acting Chief Financial Officer
6210 Sun Boulevard                                 (2)
St. Petersburg, FL 33715

James D. Stuart                    42              Director
880 Jupiter Park Drive
Suite 14
Jupiter, FL 33458

Irwin Newman                       51              Director
1515 SW 22nd Avenue Circle
Boca Raton, FL 33486

Sam Norton                         39              Director
1819 Main Street
Suite 610
Sarasota, FL 34236

David Swor                         67              Director
6385 Presidential Court
Suite 104
Fort Meyers, FL 33919

Tom DeCesare (3)                   66              Director
15316 Gulf Boulevard
#802
Madiera Beach, FL 33708

Dr. William B.Saye (1)             60              Director and Medical Director of
4614 Chattahoochee Crossing                        ALTC VirtualLabs
Marietta, GA 30067


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

Item 12.  Certain Relationships and Related Transactions

     On June 1, 1992, the Company issued 11,300 shares of the Company's restricted stock to Dr. Swor and 2,000 shares to Mrs. Swor (of which Dr. Swor is deemed the beneficial owner) each in exchange for services rendered to Surgical valued at a total of $1,400. Following the merger with Sheffeld Acres, Inc., these shares were converted into 4,197,879 shares in the restructured company. In July 1996, Dr. Swor received options to purchase 63,126 of the Company's Common Stock as a Director and options to purchase 3,787,560 shares of the Company's Common Stock in exchange for transfer of patents and rights to existing patent concepts. In 1996, Dr. Swor received 478,630 shares of restricted stock as payment of debt and related interest on loans which Dr. Swor made to the Company totaling $239,315. In 1996, Dr. Swor gifted 816,619 of his shares to James D. Stuart. In September, 1996 Savannah Leasing purchased the Company's executive office building at 2018 Oak Terrace with cash from Dr. Swor and 50,000 shares of his stock which were valued at $0.50 per share. These shares were transferred to the third party seller. At December 31, 1997, the Company was indebted to Dr. Swor in the amount of $197,720. In addition, the Company was indebted to Savannah Leasing, a company owned by Dr. and Mrs. Swor. The amount owed at December 31, 1997 was $36,000. Interest on the notes was 10.0%. At December 31, 1997, interest payable on these loans totaled $17,667. Out of the proceeds of the sale of the Company's Common Stock during the period of March 1998 through June 1998, the Company made repayment of principal and interest on the 1997 indebtedness. During fiscal 1998, Dr. Swor loaned the Company an additional $23,000. The balance of these notes payable was repaid during fiscal 1998 and at December 31, 1998, there were no amounts due to Dr. Swor. Interest expense relating to these notes amount to $9,882 and $15,314 for the years ended December 31, 1998 and 1997 respectively. The Company has a line of credit in the amount of $100,000 which expires in May 2017 and is guaranteed by Dr. Swor and his wife. In fiscal 1999, the line of credit has been used to fund operations on a short term basis and $20,000 is currently outstanding. During 1999, Dr. Swor advanced additional funds to the Company. As of June 30, 1999, those advances totaled $77,500. Dr. Swor has a year to year employment contract with the Company.

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

Item 13.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

Item No.       Description

3.(I).1        Articles of Incorporation of Surgical Safety Products, Inc., a
               Florida corporation filed May 15, 1992 [1]

3.(I).2        Articles of Amendment filed December 9, 1992 [1]

3.(I).3        Articles of Amendment filed July 19, 1994 [1]

3.(I).4        Articles of Amendment filed October 11, 1994 [1]

3.(I).5        Articles of Incorporation of Sheffeld Acres, Inc., a New York Corporation filed May
               7, 1993 [1]

3.(I).6        Articles of Merger filed in the State of Florida October 12, 1994 [1]

3.(I).7        Certificate of Merger filed in the State of New York February 8, 1995 [1]

3.(I).8        Certificate to Do Business in the State of Florida filed April 11, 1995 [1]

3.(I).9        Certificate of Amendment filed May 1, 1998 [1]

3.(II).1       Bylaws of Sheffeld Acres, Inc., now known as Surgical Safety Products, Inc. [1]


3.(II).2       Amended Bylaws of Surgical Safety Products, Inc. [2]

10.1           Acquisition of Endex Systems, Inc. d/b/a/ InterActive PIE dated December 8, 1997
               [1]

10.2           Prepaid Capital Lease Agreement with Community Health Corporation relative to
               Sarasota Medical Hospital OASiS Installation dated January 30, 1998 [1]

10.3           Letter of Intent with United States Surgical Corporation dated February 12, 1998 [1]

10.4           Form of Rockford Industries, Inc. Rental Agreement and Equipment Schedule to
               Master Lease Agreement [1]

10.5           Ad-Vantagenet Letter of Intent dated June 19, 1998 [1]

10.6           Distribution Agreement with Morrison International Inc. dated September 30, 1996
               [1]

10.7           Distribution Agreement with Hospital News dated August 1, 1997 [1]

10.8           Clinical Products Testing Agreement with Sarasota Memorial Hospital dated January
               30, 1998 [1]

10.9           Real Estate Lease for Executive Offices effective June 1, 1998 [1]

10.10          Employment Agreement with Donald K. Lawrence dated April 1, 1997 [1]

10.11          Employment Agreement with G. Michael Swor dated June 15, 1998 [1]

10.12          Employment Agreement with Frank M. Clark dated June 15, 1998 [1]

10.13          Agreement for Consulting Services with Stockstowatch.com Inc. dated March 30,
               1988 [1]

10.14          Form of Employee Option Agreement dated July 1994 [1]

10.15          Form of Employee Option Agreement dated 1998 [1]

10.16          Form of Consultants Option Agreement dated July 1994 [1]

10.17          Form of Consultants Option Agreement dated 1998 [1]

10.18          Confidential Private Offering Memorandum dated May 30, 1995 [1]

10.19          Supplement to Private Offering Memorandum dated October 30, 1995 [1]

10.20          Stock Option Agreement with Bay Breeze Enterprises LLC dated April 9, 1998 [1]

10.21          Revolving Loan Agreement, Revolving Note, Security Agreement with SouthTrust
               Bank dated May 2, 1997 [1]

10.22          Agreement between the Company and T. T. Communications, Inc. dated October 15,
               1998 [2]

10.23          Agreement between the Company and U.S. Surgical Corporation dated October 28,
               1998. [2]

10.24          Collaborative Agreement between the Company and Dr. William B. Saye dated
               November 16, 1998. [2]

10.25          Kiosk Information System, Inc. Purchase Order dated November 3, 1998 [2]

10.26          Surgical Safety Products 1999 Stock Option Plan adopted January 1999 [2]

10.27          Form of the Employee Option Agreement under the Surgical Safety Products 1999
               Stock Option Plan dated January 1999 [2]

10.28          Form of the Director, Consultant and Advisor Option Agreement under the Surgical
               Safety Products 1999 Stock Option Plan dated January 1999 [2]

10.29          Verio, Inc. Access Service Agreement dated February 16, 1999. [2]

10.30          Form of Investor Subscription Documents and Agreements relative to the April 1999
               Self Directed Private Placement Offering under Rule 506 of Regulation D. [3]

10.31          Form of the Warrant issued pursuant to the April 1999 Self Directed Private
               Placement Offering under Rule 506 of Regulation D. [3]

10.32          Consulting Agreement dated April 1999 with Koritz Group, LLC. [3]

10.33          Agreement dated April 1999 with KJS Investment Corporation. [4]

10.34          Agreement dated May 1999 with Ten Peaks Capital Corp. [4]

10.35          Private Partner Network Agreement dated July 30, 1999 with US Surgical [5]

10.36          Staff/Client Leasing Agreement dated October 16, 1999, as amended September 15,
               1999 [5]

27.1     *     Financial Data Sheet
----------------

[1]  Previously filed with the Company's Form 10SB
[2]  Previously filed with the Company's Amendment No. 1 to the Form 10SB
[3] Previously filed with the Company's Form 10QSB for the Quarter ended March 30, 1999
[4] Previously filed with the Company's Form 10QSB for the Quarter ended June 30, 1999
[5]  Previously filed with the Company's Amendment No. 2 to the Form 10SB

     *   Filed herewith

         (b)      Reports on Form 8K

     There were no reports of Form 8K for the last quarter covered by this report.

                                    SIGNATURE

                  In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Surgical Safety Products, Inc.
                                  (Registrant)


Date: December 27, 1999     By:/s/ Frank M. Clark
                           ------------------------
                              Frank M. Clark, President and CEO

                            By:/s/ Donald K. Lawrence
                           -------------------------
                               Donald K. Lawrence
                               Vice President and Secretary

                            By:/s/ G. Michael Swor
                           -------------------------
                               G. Michael Swor
                               Treasurer

                            By:/s/ David Collins
                           -------------------------
                               David Collins
                               Acting Chief Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                              Date
- ---------                         -----                              ----

/s/ G.  Michael Swor                Chairman of the Board              December 27, 1999
- ---------------------------       and Treasurer
 G. Michael Swor

/s/ Frank M.  Clark        .        President and Chief Executive      December 27, 1999
- ---------------------------       Officer and Director
 Frank M. Clark

/s/ David Collins                   Acting Chief Financial Officer     December 27, 1999
- ---------------------------       and Director
 David Collins                      (principal financial
                                    or accounting officer)

/s/ Donald K.  Lawrence             Secretary, Vice President and      December 27, 1999
- ---------------------------       Director
 Donald K. Lawrence


/s/ James D. Stuart                 Director                           December 27, 1999
- ---------------------------
 James D. Stuart

 /s/ Sam Norton                     Director                           December 27, 1999
------------------------------
 Sam Norton

 /s/ David Swor                     Director                           December 27, 1999
------------------------------
 David Swor

 /s/ William B. Saye                Director                           December 27, 1999
------------------------------
 William B. Saye

[SIGNATURE PAGE 10-KSB/A2 12/31/98]