Form 10QSB/A
period 1999-09-30
SURGICAL SAFETY PRODUCTS INC
filed 1999-12-29
CIK 1063530

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

Condensed Balance Sheets as of September 30, 1999 and December 31, 1998    F-2

Condensed Statements of Operations for the Three and Nine Months Ended
September 30, 1999 and 1998                                                F-3

Statements of Cash Flows for the Nine Months Ended
September 30, 1999 and 1998                                                F-4

Notes to the Condensed Financial Statements                                F-6


                         SURGICAL SAFETY PRODUCTS, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                      September        December
                                                          30              31,
                                                         1999            1998
                                                    --------------   ---------------
                  Assets
Current Assets
  Cash                                             $        12,970           41,191
  Accounts receivable                                       16,500            1,941
  Deposits                                                     750           58,700
  Inventory                                                  5,901            6,555
                                                    --------------     ------------
    Total current assets                                    36,121          108,387
                                                    --------------     ------------

Property and equipment, net                                201,151          112,772
                                                    --------------     ------------

Other Assets
  Intangible assets, net                                    44,139           49,232
  Software development costs, net                          131,444           92,873
  Other assets                                              10,250           10,250
                                                    --------------     ------------
    Total other assets                                     185,833          152,355
                                                    --------------     ------------

Total Assets                                       $       423,105          373,514
                                                    ==============     ============

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

   The accompanying notes are an integral part of these financial statements.
                                       F-2


                         SURGICAL SAFETY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                  9 Months ended                               Three Months Ended
                                                   September 30,                                  September 30,
                                            1999                   1998                   1999                   1998
                                      ---------------------------------------       ---------------------------------------
Revenue
   Net sales                          $           720        $           797        $           240        $           355
   Leasing and other fees                     162,577                 38,007                111,264
   Other                                        1,924                  6,910                    984                  6,059
income
    Total revenue                             165,221                 45,714                112,488                  6,414

Costs and expenses
  Cost of medical products sold                14,271                  1,966                  5,866                    687
  Operating expenses                          602,555                497,649                207,321                174,867
  Research and development expenses            40,287                                        20,202
  Interest expense                              9,755                 13,639                  2,315                    186
    Total costs                               666,868                513,254                235,704                175,740

Net loss before income taxes                 (501,647)              (467,540)              (123,216)              (169,326)

Provision for income taxes

Net loss                              $      (501,647)       $      (467,540)       $      (123,216)       $      (169,326)

Net loss per share                    $        (0.045)       $        (0.045)       $        (0.010)       $        (0.016)

                 The accompanying notes are an integral part of
                          these financial statements.

                                       F-3


                         SURGICAL SAFETY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Nine months ended
                                                                             September 30,
                                                                      1999                1998
                                                            --------------------------------------------
Cash Flows From Operating Activities
  Net loss                                                  $       (501,647)       $       (467,540)
  Adjustments to reconcile net loss to cash
    used in operating activities
      Depreciation and amortization                                   86,680                  24,562
      Common stock issued for services and
           employee compensation                                      41,303                 141,875
      Stock option compensation expense                              (91,113)
      Decrease (increase) in operating assets
        Receivables                                                  (14,559)                248,487
      Inventory                                                          654                  (6,885)
  Increase (decrease) in operating liabilities
         Deferred revenue                                              6,874
    Accounts payable and accrued expenses                             16,674                 (45,161)
          Total adjustments                                           46,513                 362,878
            Net cash used in operating activities                   (455,134)               (104,662)

Cash Flows From Investing Activities
  Furniture and equipment purchased                                  (93,239)                (61,195)
  Software development additions                                     (57,348)                (67,528)
    Net cash used in investing activities                           (150,587)               (128,723)

Cash Flows From Financing Activities
  Proceeds from related party loans                                   77,500
  Advances/(repayments) on line of credit,                            50,000                (100,000)
net
  Repayment of stockholder loans                                     (25,000)               (233,720)
  Proceeds from issuance of common stock                             475,000                 939,000
    Net cash provided by financing activities                        577,500                 605,280

Net increase (decrease) in cash                                      (28,221)                371,895
Cash at beginning of year                                             41,191                       -
Cash at end of year                                        $          12,970       $         371,895

Supplemental Cash Flow Information:
  Cash paid for interest                                   $           5,474       $          31,678

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

     In the short term, to fund operations through the fourth quarter, 1999, the Company will be required to seek additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current anticipated private placement. Currently, the Company has exhausted its existing lines of credit. Therefore, the Company has begun to scale back operations. The Company is exploring a program to substitute stock for cash in its compensation program. In addition, immediate focus is being placed on other methods to reduce its breakeven point, such as staffing cuts, or the licensing or sale of some of the Company's assets or product lines to third parties. Provided that additional funding or its scale back is successful, the Company believes that it can meet its capital needs through year end. There can be no assurance that the Company will be successful in these efforts.

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

Revenues

     For the three months ended September 30, 1999 and 1998, the Company had total revenues of $112,488 and $6,414, respectively. For the three months ended September 30, 1999, revenues were comprised primarily of the initial payments received from US Surgical associated with the Long Term Agreement and for Oasis unit rentals. For the nine months ended September 30, 1999, total revenues were $165,221 compared to $6,413 in the same period last year. The increase of $140,130 or 574% is due to revenue from the 1999 launch of Oasis. In 1998, Oasis was still under development.

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

     The Company's operations have been funded primarily from the $475,000 proceeds of the private placement completed in the second quarter 1999 and from cash flow of $102,500 from shareholder loans and advances on the line of credit during the nine months ended September 30, 1999. This allowed the Company to purchase capital assets, enhance its OASiS software and fund current operations. At September 30, 1999, the Company has a $11,220 cash position.

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

     In the short term, to fund operations through the fourth quarter, 1999, the Company will be required to seek additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the anticipated private placement. Currently, the Company has exhausted its existing lines of credit. Therefore, the company has begun to scale back operations. The company is exploring programs to substitute stock for cash in its compensation programs. In addition, immediate focus is being placed on other methods to reduce its breakeven point, such as staffing cuts or the licensing or sale of some of the Company's assets or product lines to third parties. Provided that additional funding is secured and its scale back is successful, the Company believes that it can meet its capital needs through year end. There can be no assurance that the Company will be successful in these efforts.

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

Exhibit No.    Description
-----------    --------------------------------
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

10.33          Agreement dated April 1999 with KJS Investment Corporation. [4]

10.34          Agreement dated May 1999 with Ten Peaks Capital Corp. [4]

10.35          Private Partner Network Agreement dated July 30, 1999 with
               US Surgical [5]

10.36 Staff/Client Leasing Agreement dated October 16, 1999, as amended September 15, 1999 [5]

10.37          Agreement dated July 15, 1999 with Triton Capital Inc.[6]

27.1 *         Financial Data Sheet
----------------
[1] Previously filed with the Company's Form 10SB
[2] Previously filed with the Company's Amendment No. 1 to the Form 10SB [3] Previously filed with the Company's Form 10QSB for the Quarter ended
    March 30, 1999
[4] Previously filed with the Company's Form 10QSB for the Quarter ended
    June 30, 1999
[5] Previously filed with the Company's Amendment No. 2 to the Form 10SB [6] Previously filed with the Company's Form 10QSB for the Quarter ended
    September 30, 1999

* Filed Herewith
----------------

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


[sign page SSP 10QSB/A 9.30.99]
                                      -17-