Form 10KSB
period 1999-12-31
SURGICAL SAFETY PRODUCTS INC
filed 2000-03-31
CIK 1063530

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 1999

            [  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES  EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file no.        0-24921

                         Surgical Safety Products, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          New York                                    65-0565144
-------------------------------                     -------------------
(State or other jurisdiction of                     I.R.S. Employer
incorporation or organization)                            Identification No.)

         2018 Oak Terrace
          Sarasota, Florida                              34231
- ---------------------------------------              ----------
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

Copies of Communications sent to:

                              Mercedes Travis, Esq.
                              Mintmire & Associates
                              265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480
                              Tel: (561) 832-5696 - Fax: (561) 659-5371

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X             No
            -----              -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $174,983.

     Of the14,515,373 shares of voting stock of the registrant issued and outstanding as of December 31, 1999, 9,244,440 shares are held by non-affiliates. The Company trades on the OTC under the symbol "SURG". On March 29, 2000, the closing price was $1.437. Accordingly, the aggregate market value based of the non-affiliate shares based upon this closing price as of March 29, 2000 was $13,284,260.

                                TABLE OF CONTENTS



PART I
Item 1.         Description of Business                                           1

Item 2.         Description of Property                                         30

Item 3.         Legal Proceedings                                               31

Item 4.         Submission of Matters to a Vote of Security Holders             31

PART II

Item 5.         Market for Common Equity and Related Shareholder Matters        32

Item 6.         Management's Discussion and Analysis or Plan of Operation       33

Item 7.         Financial Statements - Commencing on                            40

Item 8.         Changes and Disagreements with Accountants on Accounting
                And Financial Disclosure                                        41

PART III

Item 9.         Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act               41

Item 10.        Executive Compensation                                          48

Item 11.        Security Ownership of Certain Beneficial Owners and             59
                Management

Item 12.        Certain Relationships and Related Transactions                  61

Item 13.        Exhibits and Reports on Form 8K                                 64

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

     In January 1999, the Company granted options to purchase 10,000 shares of the Company's Common Stock at $1.00 pursuant to the 1999 Revised Stock Option Plan ("1999 Revised ESOP") to each of Frank Clark, Donald Lawrence and Michael Swor, respectively the Company's President, Vice President and Treasurer. Prior to becoming a Director of the Company and assuming the position of Acting Chief Financial Officer, David Collins was granted options to purchase a total of 75,000 shares of the Company's Common Stock at $1.00 for consulting services rendered pursuant to the 1999 Revised ESOP. The granted such options under
Section 4(2) of the Act and Rule 506.

     In April 1999 the Company commenced a self-directed private placement offering of its restricted Common Stock and warrants for which it received gross proceeds of $475,000. Pursuant to such offering, 950,000 shares of restricted Common Stock were issued and warrants to purchase 475,000 shares of the Company's restricted Common Stock at an exercise price of $1.00 exercisable within five (5) years were granted. Three directors purchased shares under this offering. The Company conducted this offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 promulgated under Regulation D of the Act ("Rule 506"). No offering memorandum was used in connection with this offering. Rather investors were provided with access to the Company's Registration Statement on Form 10-SB, as amended, its Form 10-K and its Form 10Q for the 1st Quarter 1999, all of which are filed with the Securities and Exchange Commission ("SEC").

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

     In May 1999, the Company entered into an agreement with Ten Peaks Capital Corp. of Berkeley, California ("Ten Peaks") to pay a finder's fee for successfully securing specifically defined financing for the Company. Ten Peaks agreed to accept 6,000 shares of the Company's common stock in lieu of a retainer provided such stock had a fair market value as reported on Bloomberg, LLP on the date of execution of not less than $.66. The issuance was made pursuant to Section 4(2) of the Act and Rule 506. This agreement expired without the payment of any further fees.

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

     In May 1999, the Company granted options to purchase 170,000 shares of the Company's Common Stock at an exercise price of $1. If such options, Mr. Lawrence was granted options to purchase 150,000 shares in consideration of his efforts for the exploitation of OASiS, and two of his assistants each received options to purchase 1,000 shares. The Company granted such options pursuant to Section 4(2) of the Act and Rule 506.

     In June 1999, the Board granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $1.72 to each of its five (5) outside directors as a bonus for their service on the Board of Directors. The Company granted such options pursuant to Section 4(2) of the Act and Rule 506.

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

     In December 1999 the Company issued 10,000 shares of its restricted Common Stock. Originally, the Company granted three (3) consultants a total of 12,500 shares, one person was granted 7,500 shares the Company's restricted Common Stock for his work with the Company's patents, one person was granted 2,500 shares of restricted Common Stock for his work on OASiS, and the third, a nurse at SMH, was granted 2,500 shares of restricted Common Stock for her work on OASiS. However, the nurse at SMH declined, stating that such grant would not be appropriate under SMH policy and such issuance was not made. The issuance was made pursuant to Section 4(2) of the Act and Rule 506.

     In December 1999, the Company executed a Loan Agreement with Thomson Kernaghan & Co., Ltd. ("TK"), as Agent and Lender, whereby TK agreed to make loans to the Company of up to $5,000,000 in installments for a period commencing with the date of the agreement and ending on November 30, 2002 (the "TK Loan Commitment"). Under the terms of the TK Loan Commitment, each installment is supported by a convertible note and security agreement and the Agent and Lender are granted warrants to purchase shares of the Company's Common Stock.

Further, 2,700,000 shares are held by TK in escrow for the potential conversion under the notes or exercise of the warrants. Under the terms of the TK Loan Agreement, an initial loan of $650,000 was made on December 30, 1999, the Lender was granted a warrant to purchase 3,428,571 shares and the Agent was granted a warrant to purchase 1,142,857 shares. The Company granted TK registration rights and was obligated to file a Form S-3 within sixty (60) days of the agreement. The Company filed a registration statement on Form S-3 on March 2, 2000 covering initially 20,038,097 shares of its Common Stock. The issuance of the securities was made pursuant to Regulation S of the Act.

     In December 1999, the Company granted options to purchase a total of 5,000 shares of its Common Stock at an exercise price of $1.00 to two outside consultants. The Company granted such options pursuant to Section 4(2) of the Act and Rule 506.

     In December 1999, the Company granted year-end options to purchase a total of 67,500 shares of the Company's Common Stock at an exercise price of $1.00 as a bonus for performance during fiscal 1999. Of such options, Dr. Swor, Mr. Clark, Mr. Lawrence and Mr. Collins, all officers of the Company, each were granted options to purchase 10,000 shares. The balance of 27,500 were granted to other employees .

     In February 2000, the Company executed an Investment Banking Services Agreement with Dunwoody Brokerage Services Inc. d/b/a Swartz Institutional Finance ("Swartz"). Under the agreement, Swartz has agreed to introduce entities to the Company for potential strategic partnerships, licensing arrangements, mergers, acquisitions, investments or funding. For such services, Swartz will receive a scaled fee based upon the value of any completed transaction. Said fee is payable in cash or stock at Swartz's option and by the issuance of warrants, the number of which is based upon the fee divided by the market price of the Company's Common Stock. There is no obligation on the part of the Company to accept any transaction offered by the Swartz to the Company.

     In February 2000, the Company executed a Consulting Agreement with Global Development Advisors, Inc. ("GDA")). Under the agreement, GDA will provide business and marketing consulting services, assist in the implementation of a strategic plan and assist, coordinate and monitor the Company's investor relations program. The agreement is for a term of six (6) months and may be extended by the Company. In lieu of cash payments for services, GDA has agreed to accept 50,000 shares of the Company's Common Stock under the Company's 2000 Stock Plan approved by its shareholders on February 28, 2000 and options to purchase an additional 50,000 shares at an exercise price of $1.09. The issuance was made pursuant to Section 4(2) of the Act and Rule 506.

     See (b) "Business of Issuer" immediately below for a description of the Company's business.

(b)         Business of Issuer.

General

     The Company was formed in 1992, and until 1996, was primarily engaged in women's healthcare, medical research and product development with a focus on safety-related products geared to the reduction of occupational risks to healthcare workers. To date, the Company has received four (4) patents on two
(2) products, is seeking patent protection on other products and is in the process of developing or acquiring the rights to approximately nine (9) additional medical products intended to be marketed to the healthcare community. The concepts and designs of the additional medical products are at various stages of development or negotiation. The Company has an exclusive five (5) year manufacturing and supply agreement for a line of protective prescription eyeglasses; however, it has decided to discontinue marketing efforts for this line due to poor sales. The Company markets its product lines under the trademark, Compliance Plus.

     The Company's premiere product in the Compliance Plus line, marketed under the trade name, SutureMate(R), is a disposable Food and Drug Administration ("FDA") approved, multi- function, suturing safety device for surgery. Three (3) of the patents apply to this product. The original instrument and its developmental variations facilitate advanced surgical techniques, which increase surgical efficiency and reduce the occupational risk of exposure to bloodborne pathogens such as HIV and hepatitis. The original product is currently being re-released. The product has been re-engineered and updated after feedback from over 4,000 surgeons and surgical technologists. New clinical advantages and significantly lower manufacturing costs create potential for this patented, disposable surgical assist device which was originally designed to facilitate the preferred one-handed suturing technique.

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

     The Company aggressively protects its intellectual properties through patents, trademarks and copyrights, as well as by proprietary software designs (flow charts, algorithms, reports and databases). In addition to the utility and design patents already issued to the Company, the Company has a number of other products in various stages of development which have patent potential.

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

     The Company entered into an agreement with IBM Global Services effective January 3, 2000 which includes an IBM Customer Agreement and a Statement of Work (the "IBM Global Agreement"). Under the terms of the IBM Global Agreement IBM will provide complete implementation and support service solutions for 1,200 OASiS terminals in an estimated 400 end user locations during the 12 month period commencing December 1, 1999. On February 3, 2000, IBM Global Services and the Company finalized the Statement of Work. The services to be provided under the agreement include project planning, site surveys, product acquisition, network design, web-site hosting services, premises wiring, OASiS TouchPort Implementation, help desk support and consulting services. The estimated cost for performing the work is approximately $10 million. In addition, IBM Global Services will bill the Company a monthly service charge for pre and post installation support services, including 24-7 support, and for labor, travel and out of pocket expenses. The Company will provide technical resources and oversee the IBM Global's activities. The Company believes that this agreement will expedite the deployment of its OASiS systems under the terms of its Long Term Agreement with US Surgical.

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

     The FDA lists Surgical as a medical device specifier. Under FDA Registration No. 1056687, as a medical device specifier, Surgical is permitted to control the specifications of its products. The Company spent its formative years in research and development and in obtaining patent protection on its core products and services. Tangential to its core competency, the Company had found it necessary to diversify its offerings, but has, over the past fiscal year focused a majority of its efforts towards the commercialization of its touch-access information system, OASiS.

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

     Fifteen (15) OASiS unit are now installed in seven (7) hospitals. Lease payments from OASiS currently are made directly to Surgical from the customer hospital but may be made, in the future, through a third party leasing intermediary. In the case of the third party intermediary, Surgical is paid a lump sum at the front end of the lease and the hospital then makes its payments to the leasing company. Selection of the leasing arrangements is made based upon Surgical's current financial status and based upon the financial strength of the hospital involved.

     SutureMate(R) was originally sold in limited quantities and had limited success due to the high manufacturers suggested retail price. New manufacturing arrangements will allow sales in the $5 to $6 range, more in keeping with disposable products. Due to limited sales, the Company is dropping the MediSpecs Rx(TM) product line. Consulting fees are derived from the Medical Consultation Division on an as needed basis.

     The Company now is positioned to commercialize Compliance Plus product lines and its proprietary OASiS system through its alliances with U.S. Surgical and IBM Global and each of their full size international sales force. The Company is preparing other alliances with one or more established industry leaders in healthcare. The Company believes that recurring multiple revenue streams and a "cookie cutter" program and network will allow for potentially rapid growth in the number of OASiS system installations. When the OASiS system reaches the appropriate size, the Company may consider the spin-off of a separate subsidiary for managing this Internet-based healthcare information network and subsequently an initial public offering related to the spun off subsidiary. If the Company grows and attains its projected earnings, it intends to apply for listing on the NASDAQ Quotation System where it believes the market would apply an appropriate multiple to the earnings per share. At such time, the Company may position itself as an acquisition target for major medical or information system entities, although it has no such plans at this time.

     The Company has been seeking debt or equity financing in the amount of between $2,000,000 and $5,000,000. In December 1999, the Company executed the TK Loan Commitment which provides for the Company to borrow up to $5,000,000 from TK subject to the terms and conditions contained therein. The Company thus far has borrowed $650,000 as the first installment under which the note could be convertible into a maximum of 1,7333,333 shares of the Company's Common Stock at the lowest possible conversion price and has issued warrants to purchase 3,428,571 and 1,142,857 shares of the Company's Common Stock. However due to the formula nature of the conversion price, the Company is unable to project the exact number of additional shares of its Common Stock which will be required to be issued if all of the debt is converted or all of the warrants are exercised. As of December 31, 1999, the Company had short term debt as a result of draw downs under its $100,000 revolving loan agreement with South Trust Bank and long term debt of $650,000 as a result of the initial loan under the TK Loan Commitment. The TK Loan Commitment, once interest payments begin to accrue, will increase both the short or long term debt of the Company. The Company has entered into consulting agreements with several other potential funding sources; however, to date, has not concluded terms for any financing which it feels appropriately meets the requirements of the Company under such agreements. With the TK Loan Commitment and in the event additional debt is raised, it will incur future interest expense. The TK Loan Commitment, if fully converted and all warrants are exercised will dilute the interest of existing shareholders and in the event additional equity is raised, management may be required to dilute the interest of existing shareholders further or forgo a substantial interest in revenues, if any. In the event that the Company is successful in securing additional debt financing, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both.

     The TK Loan Commitment will be used by the Company to meet its obligations under the Long Term Agreement with US Surgical and for general operating expenses. With the additional installments under the TK Loan Commitment or subject to the availability of additional financing, of which there can be no assurance, the Company plans (1) to facilitate implementation of its sales strategies, (2) to apply additional funding to existing new technology; and (3) to apply additional funding to complimentary products and services through corporate acquisition and exclusive licensing.

     The Company currently employs, under the agreement with Staff and on a full-time basis, seven (7) people, including its Chief Executive Officer and its President and Chief Operating Office. Total employee salaries for the year ending December 31, 1999 were $363,418 of which $216,221 was paid as Executive Compensation, including salaries and the value of Common Stock and Options issued and granted to such executives. The Company's executive officers and directors devote such time and effort as are necessary to participate in the day-to-day management of the Company. During the fourth quarter of 1999, the Company did not employ any additional staff. Subject to the availability of additional funding, of which there can be no assurance, the Company plans to add personnel as needed to implement the Long Term Agreement with US Surgical and other growth plans.

     The Company is dependent upon the services of two of its officers and directors. Dr. G. Michael Swor, the founder and Chairman of the Board and the Chief Executive Officer of the Company, is responsible for inventing all four
(4) of the patents, which patents were assigned to the Company in exchange for stock. Dr. Swor is responsible for the overall corporate policy and the financing activities of the Company. The Company is the beneficiary of a "key-man" insurance policy currently owned by Dr. Swor. In addition to his duties with the Company, Dr. Swor is a board certified, practicing physician with a specialty in Obstetrics and Gynecology. Donald K. Lawrence, a Director and President and Chief Operating Officer, is responsible for sales management, market planning, advertising for the Company. Mr. Lawrence in addition to nearly ten (10) years in medical device sales, has extensive experience in computer graphics, multi-media and computer equipment leasing programs. The Company plans to continue to use to its advantage the reputations and skills of these two officers in the medical industry. Nevertheless, while these officers have been successful in the past, there can be no assurance that they will be successful in the continued development of the Company which is needed for a successful operation of the Company. The Company has employment agreements with each of these individuals.

Data Systems Division

     In February 1998, the Company executed a letter of intent to joint venture with U.S. Surgical Corporation ("US Surgical"), a major manufacturer of surgical products which distributes its products worldwide, for the marketing of the OASiS system. The parties executed a final agreement dated October 28, 1998 (the "Short Term Agreement"). On October 1, 1998, Tyco Healthcare Group LP ("Tyco") consummated a merger with US Surgical. On July 30, 1999 Surgical entered into a private partner network agreement with US Surgical. Under the July agreement, Surgical is to supply up to four hundred (400) OASiS systems to US Surgical under licenses calling for installation in nominated hospitals (the "Long Term Agreement").

     In November 1998, the Company announced a planned enhancement to the OASiS system called "Vendor Watch". Currently in development and testing, this program is expected to aid the hospital administration in monitoring the presence of vendors and sales representatives visiting the hospital. Also, it is planned as a communications tool for sending messages to the vendors. Beta testing was planned for late 1999 but was delayed until the release of OASiS Version 3 which is anticipated for April 2000.

     OASiS Version 2.0 became operational at Sarasota Medical Hospital ("SMH") in February, 1999. For the installation, Surgical has outsourced Internet services to Verio, Inc. ("Verio") , a provider of Internet services such as broadband connectivity, WEB hosting solutions, virtual private networks, e-commerce and other enhanced Internet services. Verio provides OASiS with fast, reliable and secure access to the Internet via Tier 1 connectivity. In February 1999, Surgical entered into an agreement with Verio for access service at SMH. The agreement required payment of a set up fee of $60 and monthly charges of $199. Surgical is responsible for paying the monthly charges. A comparable agreement with Verio or other provider is contemplated for each hospital at which OASiS is installed.

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

     In  June  1999,  the  Company   completed  the  installation  and  Internet
connection on the unit at the University of Washington in Seattle. The preliminary preparations were completed for the units under the US Surgical agreement at the California Pacific Medical Center sites in San Francisco and Los Angeles. To date, these last two sites are not installed fully and are not connected to the Internet.

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

     Under the terms of the Long Term Agreement, US Surgical must license two hundred (200) units within the first year, and subject to certain obligations on the part of Surgical to license units to third parties, must license an additional two hundred (200) units by the end of the second year to third parties. Previously installed units under the Short Term Agreement are counted toward the minimum units required. On August 10, 1999 US Surgical paid Surgical $100,000.00 as an initial investment. The first 200 licenses are $1,500 each and additional licenses are $1,000 each.

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

     The Company entered into the IBM Global Agreement effective January 3, 2000. Under the terms of the IBM Global Agreement IBM will provide complete implementation and support service solutions for 1,200 OASiS terminals in an estimated 400 end user locations during the 12 month period commencing December 1, 1999. On February 3, 2000, IBM Global Services and the Company finalized the Statement of Work. The services to be provided under the agreement include project planning, site surveys, product acquisition, network design, web-site hosting services, premises wiring, OASiS TouchPort Implementation, help desk support and consulting services. The estimated cost for performing the work is approximately $10 million. In addition, IBM Global Services will bill the Company a monthly service charge for pre and post installation support services, including 24-7 support, and for labor, travel and out of pocket expenses. The Company will provide technical resources and oversee the IBM Global's activities. The Company believes that this agreement will expedite the deployment of its OASiS systems under the terms of its Long Term Agreement with US Surgical.

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

     Although the Company has a commitment for $5 million in funding from TK, the Company intends to use those funds primarily to exploit the expansion of OASiS under the Long Term US Surgical Agreement and the IBM Global Agreement. The Company will require additional funding or sufficient cash flow from operations to implement the exploitation of its Compliance Plus line.

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

     SutureMate(R) was re-designed in late 1998 and will be re-released at such time as the Company has sufficient resources to market this product. The product was re-engineered and updated after feedback from over 4,000 surgeons and surgical technologists who used or reviewed the product since its inception. As a result of the re-design, the Company believes that there will be new clinical advantages and that the product can be produced at a significantly lower manufacturing cost. These beliefs are based on the fact that the re-design includes a tent-like configuration with a hidden cutting device contained between the adhesive base and the holding device. This allows the surgeon to separate the needle from the suture without a scrub nurse intervening with a scissor. The cost reduction will result from the fact that the original version cost approximately $6.00 per unit while the new version costs approximately $1.10 per unit including packaging and sterilization, allowing it to be marketed in the $5 to $6 range which is more in keeping with pricing for a disposable product.

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

MediSpecs Rx(TM)

     MediSpecs Rx(TM) is a prescription protective eyewear which Surgical co-developed for use in the operating room and related areas. The Company has an exclusive, renewable 5-year, distribution agreement which covers the United States with Morrison International, Inc., a Pennsylvania corporation with its principal place of business in Sarasota, Florida ("Morrison"). The initial term expires in September 2000. Under the terms of the agreement with Morrison executed in September, 1996, the Company acquired the right to purchase, promote, resell and distribute Morrison's trademarked glasses under the Company's private label trademark, MediSpecs Rx(TM). The price for the product is fixed for the initial five-year term and requires minimum purchases which are scaled over the first five-year period from 2,750 units the first year to 56,000 the fifth year. Under the agreement, the Company its entitled to distribute the product either directly or through other dealers. Although the Company is not reaching its quotas, it has not been found in default by Morrison since this is a "best efforts" contract with no penalties on the part of the Company for failure to reach a quota, other than loss of the ability to sell the product. Due to poor sales, Morrison discontinued the manufacturing of this product; however it has substantial inventory on hand for sale. The Company is dropping this line due to poor sales.

Prostasert(TM)

     Prostasert(TM),originally named LaborMate, is a patented disposable, obstetrical/gynecological specialty device with many potential uses, including use for patients undergoing the induction of labor. The product provides a vaginal application of a precise dosage of pharmaceutical gel which is designed to shorten and improve the labor and delivery process. Although simple in design, the Company believes that Prostasert(TM) is unique in that it differs from its competitors by allowing for a more site-specific application and improved maintenance of the pharmaceutical gel used. Prostasert(TM), a FDA listed device, is a specially designed medication delivery and maintenance system which allows a physician to deliver the proper dosage and maintain that dosage precisely. With over four (4) million births annually in the United States alone, the Company estimates the potential market for obstetrical use of this product to be approximately 200,000 to 400,000 cases annually. These estimates are based on the fact that 10% to 20% of the four (4) million births annually are induced (labor stimulated medically) and that such numbers of induced births are increasing because of the lower risks and patient/doctor convenience factors. Alternate uses and other applications for this product are under development including treatment for cervical infections and PAP smear abnormalities for which the market is estimated to be 1,000,000 cases per year.

     There is no timetable for the entry of this product into the market. The Company is seeking a distribution outlet for such licensing arrangement while the clinical trials are being conducted.

Icepak(TM)

     The Company is researching patent protection for this specialty product and its accessory components. This product is a belt which is designed to carry various infection control- related products providing healthcare workers with easy access to personal protective supplies. The belt itself is a durable, reusable product with consumable supplies attached. The Company intends to market and sell this product primarily through catalogs, with a focus on distribution to nurses. The Company will be required to develop arrangements with suppliers of the consumable supplies to be used in the belt. A prototype has been manufactured and the product is expected to enter the market if the required agreements with potential manufacturers/suppliers have been completed and if additional funding is available (of which there can be no assurance). Accordingly, no timetable for release of this product has been set. There is no requirement for regulatory approval of this product.

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

     RD91862: PrepWiz(TM): This is a multiple product for pre- paring the patient's surgical site. The Company anticipates that this product will potentially solve major efficiency, costs and safety problems. The Company currently plans to co-develop this product line with a major medical manufacturer and subsequently license it for sales and distribution. Currently, pattern designs are in process and the Company received non-sterile samples which it is currently evaluating. The samples were provided to a contract converter who produced non-sterile disposable samples to be used in finalization of the design.

     RD121096: Finger-Safe(TM)Surgical Thimble: The Company is seeking patent protection on this fingertip protection device. It is expected that this product can be added to the Compliance Plus product line in the event that Company secures additional capital, of which there can be no assurance. This product is used much like a thimble for sewing, but has special features that facilitate the suturing technique and also has special safety features and a storage component. The product is designed to reduce further the risk of needlesticks and glove perforations to the non- dominant hand.

     Both RD91862 and RD121096 require regulatory approval from the FDA. PrepWiz(TM)is in the development phase and no application under 501(K) will be undertaken until final designs and approvals have been executed. Finger-Safe(TM) Surgical Thimble is on the shelf and no development activity is currently underway.

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

Business Strategy

     The Company's business strategy, which is dependent upon its being able to take the instalments under the TK Loan Commitment as planned or obtaining sufficient additional financing, is to enhance the commercialization of the OASiS information system, and then, to the extent sufficient funds are available (of which there is no assurance), the existing and future products of the Compliance Plus exposure prevention and surgical efficiency product line. The Company remains committed to providing innovative products and services which create and maintain a safe surgical environment for medical and hospital staff, healthcare workers and patients, as well as to enhance the level of surgical care available to patients. The Company's revenues are based upon lease payments and fees for display of inservice modules from its Data Systems Division, sale of its products and distribution fees from the Medical Products Division and consulting fees earned by the Medical Consultation Division. The Company's revenues are dependent on the volume of sales from its products.

     Revenues from sales are recognized in the period in which sales are made. The Company's gross profit margin will be determined in part by its ability to estimate and control direct costs of manufacturing and its ability to incorporate such costs in the price charged to clients.

     The Company's objective is to become a dominant provider of medical systems and devices which improve occupational safety, advance surgical techniques and provide greater efficiency. To achieve this objective, and assuming that sufficient operating capital is provided under the TK Loan Commitment as and when needed or other capital becomes available, the Company intends to: (i) develop international distribution channels and co-marketing alliances for the Company's products and services; (ii) continue research and development and acquisitions of synergistic products and software programs; and (iii) frequently fine tune market strategies based upon ongoing evaluations of customer needs, capital budgeting opportunities and market economy fluctuations.

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

     OASiS has been foundationally designed to accept multi- lingual applications. The Company expects that this will not only facilitate acceptance in the cosmopolitan markets within the United States, but also will enable instant adaptations to international markets which traditionally follow the United States leadership in developments of safety and exposure guidelines.

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

Distribution of Products

     OASiS, SutureMate(R), and MediSpecs Rx(TM) are currently the Company's only products available, although the Company is dropping the MediSpecs Rx(TM) line due to poor sales. Only OASiS currently is being actively marketed. While the Company had entered into a number of agreements regarding the distribution of SutureMate(R), and MediSpecs Rx(TM), none are currently active.

     On July 30, 1999, the Company entered the Long Term Agreement with US Surgical. Under the Long Term Agreement, Surgical is to supply up to four hundred (400) OASiS systems to US Surgical under licenses calling for installation in nominated hospitals. Each license is for a term of three (3) years commencing with "substantial installation" of such unit. "Substantial installation" is defined as delivery of the OASiS unit to the hospital and connection to the Internet.

     Under the terms of the Long Term Agreement, US Surgical must license two hundred (200) units within the first year, and subject to certain obligations on the part of Surgical to license units to third parties, must license an additional two hundred (200) units by the end of the second year to third parties. Previously installed units under the October 1998 agreement are counted toward the minimum units required. On August 10, 1999 US Surgical paid Surgical $100,000.00 as an initial investment. The first 200 licenses are $1,500 each and additional licenses are $1,000 each. It is expected that the IBM Global Agreement will compliment the sales efforts of US Surgical to place these units.

Methods of Distribution

     With the financing available under the TK Loan Commitment Surgical plans to fund part of its commitment under the IBM Global Agreement, which in turn will assist in the rapid deployment of OASiS units under the Long Term Agreement with US surgical. Surgical also plans to provide sales support to its strategic partner, US Surgical by adding sales staff. IBM Global will manage the primary sales functions with the Company acting as an additional resource for sales support. As to the OASiS system, IBM Global will complete a site survey for each customer facility, provide the equipment can coordinate the installations.

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

     In addition to sales by U.S. Surgical and distributors, the Company also solicits orders through direct mail sales, trade publications and advertising by targeting specific market groups. The Company is actively campaigning to
establish  repeat  markets  for  Surgical's  0roducts.   Customer  follow-up  is
currently handled by in-house staff. Orders obtained can be shipped from in-house inventory or warehousing arrangements. The Company has the original SutureMate(R) and MediSpecs Rx(TM) in stock and is finalizing manufacturing, sterilization and inspection procedures for the re-designed SutureMate(R) so that inventory can be established. Customers may return defective merchandise for a full refund, credit or replacement. In recent years, such returns have been insignificant.

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

     MediSpecs Rx(TM) currently is available; however, the Company is dropping the line due to poor sales.

     Once trials are completed and subject to the availability of additional funding or sufficient excess from the instalments received under the TK Loan Commitment after fulfillment of marketing commitments to OASiS, the Company intends to make final engineering adjustments to Prostasert(TM) and then commence manufacturing for initial market entry in the United States. There is no current timetable for such entry.

     The OASiS system is fully operational at its initial sight at SMH in Sarasota, Florida, at seven (7) hospitals under the arrangements with US Surgical and at St. Francis in Trenton, New Jersey. Although the Company expected to complete the balance of the installations under the Short Term
Agreement with US Surgical installations in the third quarter 1999, such installations have been merged into the Long Term Agreement. The Company is ready for additional installations at other locations and it is expected that the IBM Global arrangement will advance the installation schedule significantly. Version 2.0 is being installed at the US Surgical sites and is in final stages of test trials.

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

     Notwithstanding its innovative product line, there are many major companies which could compete with the Company due to their size and market share in the medical products area. The Company believes that these major companies will continue their efforts to develop and market competitive devices. It is for this reason that the Company has sought to align itself with a strategic partner and has entered into the Long Term Agreement with US Surgical and the IBM Global Agreement.

     There is intense competition in sales of products for use in gynecological, spinal, vascular, cardiovascular, interventional cardiology, breast biopsy, urologic, orthopedic and oncological procedures. A broad range of companies presently offer products or are developing products for the use in such procedures. Many of these companies have significantly greater capital than the Company and are expected to devote substantial resources to the development of newer technologies which would be competitive with products which the Company may offer. There are also a number of smaller companies which offer such products which present additional competition.

     The market for products for minimally invasive surgery is highly competitive. The Company believes if it enters this market that it could gain a significant share of the market as the result of its innovative efforts and superior products. This is principally due to the Company's involvement with Dr. William Saye, a Company Director and the Advanced Laparoscopy Trauma Center ("ALTC") which he heads and which is currently training surgeons in advanced laparoscopic surgery since it is felt that if the Company develops a suitable product, it could be incorporated into this training program. Ethicon, through a division known as Ethicon Endo-Surgery, markets a line of endoscopic instruments directly competitive with the Company's contemplated products and this company would be Surgical's principal competitor in minimally invasive surgery. Both Ethicon Endo-Surgery and the Company have agreements with Dr. Saye. However, Dr. Saye's agreement with the Company specifically provides that it will not compete with the Ethicon agreement. Dr. Saye's agreement with Ethicon calls for him to travel to various sites to conduct seminars and to provide teaching services for physicians. His agreement with Surgical conveys to Surgical the right to market his ALTC database. Therefore it is believed that the two arrangements do not compete. The Company understands that Ethicon devotes considerable resources to research and development and sales efforts in this field. Numerous other companies manufacture and distribute single use endoscopic instruments.

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

     The Company also believes that its arrangement with IBM Global adds a level of expertise that will facilitate the rapid deployment of the OASiS units under the Long Term Agreement with US Surgical.

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

Sources and Availability of Raw Materials

     Raw materials necessary for the hardware requirements of the OASiS system are available from numerous third-party OEM's; however, the Company believes that its arrangement with IBM Global is competitively priced and that it can rely upon the quality which for which IBM is known. The software integrated into the assembled system is proprietary to the Company.

     Raw materials necessary for the manufacturer of parts, components and packaging supplies for all of the Company's products manufactured by the Medical Products Division are readily available from numerous third-party suppliers.

     Except for its arrangement with IBM Global, the Company does not rely on any other principal suppliers for any of its raw materials. However, with regard to MediSpecs Rx(TM), the Company entered into a manufacturing agreement with Morrison, the initial term of which expires in September 2000 and, with regard to SutureMate(R), the Company has received a price quotation from Tuthill for the manufacture of the redesigned SutureMate(R).

Dependence on Major Customers

     At the current time, Surgical is reliant upon a few major customers for several of its products. For fiscal year ending December 31, 1998, the Company derived approximately 93% of its revenue from technical services it provided to US Surgical during a medical products convention. For fiscal year ending December 31, 1999, the Company derived approximately 96% of its revenue from OASiS licensing fees and private partnership fees from US Surgical.

     With regard to the OASiS system, the Company is reliant upon its agreements with US Surgical for sales revenues and further exploitation of the system.

     SutureMate(R)sales   are  currently   principally   reliant  upon  in-house
distribution and re-establishment of various distribution arrangements for generating revenues for this product.

     The Company is reliant on in-house sales efforts for it MediSpecs Rx(TM)product line and is dropping the line due to poor sales.

     Subject to the proper timing of instalments under the TK Loan Commitment or the availability of additional funding, of which there can be no assurance, the Company believes that it can increase its customer base so that the loss of any one client will not adversely impact upon the financial condition of Surgical.

Research and Development

     The Company believes that research and development is an important factor in its future growth. In the past, the Company engaged in extensive product research and development and it has at least four (4) additional products for the medical and healthcare community, all of which are in various stages of development, from prototype to patent. Subject to proper timing and sufficiency of the instalments under the TK Loan Commitment or the availability of additional funding again may devote a substantial amount of time to the research and development of products within distinct product lines. Substantially all of the products in research and development have been designed, drawn, had preliminary market research conducted and have been submitted for review to the Company's patent counsel.

     As a natural by-product of an active research and development department, some product concepts have been generated which do not fit the Company's chosen focus. Several surgical and obstetrical devices have been designed and either will be licensed or sold outright to appropriate corporate entities.

Patents, Copyrights and Trademarks

     Patents are significant to the conduct of the Company's business. The Company owns four (4) patents on two (2) products; U. S. Patent No. 4,969,893 issued on November 13, 1990, U. S. Patent No.'s Des. 353,672 issued on December 20, 1994 and U.S. Patent No. 5,385,569 issued on January 31, 1995, each for SutureMate(R)and United States Patent No. 5,364,375, was issued on November 15, 1994 for Prostasert(TM). Dr. Swor was the inventor who originally secured the patents which he later assigned to the Company in exchange for stock.

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

     To the extent the Company develops products for use in more advanced surgical procedures, the regulatory process may be more complex and time consuming. Some of the Company's potential future products may require lengthy human clinical trials and the PMA application relating to class III medical devices. The Company has no reason to believe that it will not be able to obtain regulatory approval for its products, to the extent efficacy, safety and other standards can be demonstrated, but the lengthy approval process will require additional capital (of which there is no assurance that the Company). During any review period, there is the risk of entry by competitors and risk of changes in the marketplace prior to market approvals being obtained.

     Overseas, the degree of government regulation affecting the Company varies considerably among countries, ranging from stringent testing and approval procedures in certain locations to simple registration procedures in others, while in some countries there is virtually no regulation of the sale of the Company's products. In the past, when the Company had active foreign distribution agreements, it had not encountered material delays or unusual regulatory impediments in marketing its products internationally. Establishment of uniform regulations for European Economic Area nations took place on January 1, 1995. These regulations subject the Company to a single regulatory scheme for all of the participating countries. Once the Company's domestic channels are satisfied, Surgical will commence its program for meeting regulatory requirements internationally. The Company expects that it will be able to market its products in Europe with a single registration applicable to all participating countries. The Company also is establishing procedures to respond to various local regulatory requirements existing in all other international markets in which it intends to market its products should adequate financing be available.

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

Effect of Probable Governmental Regulation on the Business

     The Company does not believe that there are any effects from probable government regulation, including state or local laws, on the business.

Cost of Research and Development

     For fiscal years 1998 and 1999, the Company expended $34,536 and $51,281 of its revenues, respectively, on research and development. These expenditures represented 81.5% and 29.3%, respectively, of the total revenues of the Company for such fiscal years. The principal decrease in the cost of research and development for fiscal 1999 from 1998 was based upon the fact that the foundational structure of the OASiS network during 1998 was completed, less emphasis was placed on medical devices and the 1999 OASiS developments were a continuation of 1998 foundational base.

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

Employees and Consultants

     As of December 31, 1999, the Company employed seven (7) persons, under its arrangement with Staff Leasing, a Florida licensed Employee Leasing company, on a full time basis. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent.

     In October 1996, the Company entered into a staff/client leasing agreement whereby Staff Leasing leases all existing and new employees to the Company. The initial term of the agreement was for one (1) year. The agreement is automatically renewable on a monthly basis until renewed for a fixed term or terminated. The agreement remains open on a monthly basis. All of the persons described herein to be employees of the Company are covered by this agreement, since Staff Leasing and the Company treat these employees as co-employees.

     In April, 1999, the Company executed a Consulting and Assistance Agreement with Koritz Group LLC, a Connecticut limited liability company ("Koritz"). The company exercised its right to cancel the agreement on July 30, 1999. Under the terms of this agreement, Koritz was engaged to identify sources of capital or potential business relationships and to assist the Company in (i) raising equity or debt financing in the amount of $15,000,000 (ii) arranging for trade financing for production, sale, lease, rental or other disposal of the Company's products; and (iii) arranging for the sale, merger, or consolidation of the Company or for joint ventures or strategic alliances with other appropriate business. This agreement was non-exclusive. In the event Koritz was successful, the Company was to pay compensation to Koritz equal to 2.5% for any trade financing and 10% of the value of each business arrangement. In the event Investment Financing was secured, the Company was to pay compensation equal to 10% for any investment financing to the person or entity placing such investment; provided such person or entity was qualified to receive such compensation in the state of residence of the investor. The Company was free to reject any offered financing or arrangements; however, in the event that the Company entered any arrangement within 180 days of its written rejection, on terms less favorable to the Company, Koritz was to receive a flat fee of $100,000. In addition to the cash compensation, in the event the Company secured investment financing, then the qualified, placing person or entity was to receive warrants to purchase the Company's Common Stock exercisable for 36 months after the closing at the same price as the investment financing source received, the number of which warrants would be equal to the amount of the financing divided by the exercise price. Such warrants were to have anti-dilution and piggy- back registration rights. In the event the Company "shopped" any offer of financing presented to it to other potential sources and accepted such other financing, the Koritz was entitled to a success fee. Koritz was to be reimbursed pre-approved disbursements and expenses. The agreement provided for confidentiality and cross-indemnification . The agreement was subject to cancellation by either party with five (5) days written notice. It was under this provision that the Company terminated this agreement on July 30,1999. Any disputes under the agreement were required to be submitted to arbitration, with costs payable by the losing party.

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

     In July 1999, the Company executed a Consulting and Assistance Agreement with Triton. Under the terms of this agreement, Triton has been engaged to identify sources of capital or potential business relationships and to assist the Company in (i) raising equity or debt financing in the amount of $6,000,000
(ii) arranging for trade financing for production, sale, lease, rental or other disposal of the Company's products; and (iii) arranging for the sale, merger, or consolidation of the Company or for joint ventures or strategic alliances with other appropriate business. This agreement is non-exclusive. In the event Investment Financing is secured, the Company was to pay compensation equal to 8% for any investment financing to the person or entity placing such investment; provided such person or entity is qualified to receive such compensation in the state of residence of the investor and will issue warrants to purchase restricted Common Stock in the Company in an amount equal to 100,000 for every $1 million funded, exercisable for a period of five (5) years at a price equal to the closing bid price of the Company's shares on the date of such funding and which warrants are to have piggy-back registration rights and cashless exercise provisions. The Company is free to reject any offered financing or arrangements; however, in the event that the Company enters any arrangement within 180 days of its written rejection, on terms less favorable to the Company, Triton is to receive a flat fee. In the event the Company "shops" any offer of financing presented to it to other potential sources and accepts such other financing, Triton is entitled to a success fee. Triton is to be reimbursed pre-approved disbursements and expenses. The agreement provides for confidentiality and cross-indemnification . The agreement is subject to cancellation by either party with five (5) days written notice. Any disputes under the agreement are required to be submitted to arbitration, with costs payable by the losing party. No funding under this agreement has been received as of the date hereof.

     In December 1999 the Company issued 10,000 shares of its restricted Common Stock. Originally, the Company granted three (3) consultants a total of 12,500 shares, one person was granted 7,500 shares the Company's restricted Common Stock for his work with the Company's patents, one person was granted 2,500 shares of restricted Common Stock for his work on OASiS, and the third, a nurse at SMH, was granted 2,500 shares of restricted Common Stock for her work on OASiS. However, the nurse at SMH declined, stating that such grant would not be appropriate under SMH policy and such issuance was not made. The issuance was made pursuant to Section 4(2) of the Act and Rule 506.

     In December 1999, the Company granted options to purchase a total of 5,000 shares of its Common Stock at an exercise price of $1.00 to two outside consultants. The Company granted such options pursuant to Section 4(2) of the Act and Rule 506.


     In February 2000, the Company executed an Investment Banking Services Agreement with Dunwoody Brokerage Services Inc. d/b/a Swartz Institutional Finance ("Swartz"). Under the agreement, Swartz has agreed to introduce entities to the Company for potential strategic partnerships, licensing arrangements, mergers, acquisitions, investments or funding. For such services, Swartz will receive a scaled fee based upon the value of any completed transaction. Said fee is payable in cash or stock at Swartz's option and by the issuance of warrants, the number of which is based upon the fee divided by the market price of the Company's Common Stock. There is no obligation on the part of the Company to accept any transaction offered by the Swartz to the Company.

     In February 2000, the Company executed a Consulting Agreement with Global Development Advisors, Inc. ("GDA")). Under the agreement, GDA will provide business and marketing consulting services, assist in the implementation of a strategic plan and assist, coordinate and monitor the Company's investor relations program. The agreement is for a term of six (6) months and may be extended by the Company. In lieu of cash payments for services, GDA has agreed to accept 50,000 shares of the Company's Common Stock under the Company's 2000 Stock Plan approved by its shareholders on February 28, 2000 and options to purchase an additional 50,000 shares at an exercise price of $1.09. The issuance was made pursuant to Section 4(2) of the Act and Rule 506.

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

     The Company owns no real property and its personal property consists of furniture, fixtures and equipment, prototype molds and leasehold improvements with an original cost of $336,392 on December 31, 1999.

     The Company currently employs its capital reserves in a money market sweep account. Activity is monitored on a daily basis and for a month commencing on February 1, 2000, had returned on average 5.20% on assets employed. Additionally, Surgical acquired stock in two (2) privately owned companies, 25,000 shares in ParView Inc. as part of its acquisition of Endex Systems Inc. and 3,750 shares in Linters Inc. which was received as partial compensation for clinical products research completed by the Medical Consultants Division. It is the Company's strategy to engage in transactions which minimize dilution of the Company's equity.

Item 3.  Legal Proceedings

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the vote of the security holders during the fourth quarter 1999.

     On February 28, 2000, the Company held its annual shareholder meeting. Of the 11,815373 shares outstanding which were qualified to vote (of the 14,515,373 outstanding, 2,700,000 are held in escrow under the TK arrangement and were not qualified to vote at the meeting), in attendance, either individually or by proxy were holders representing 5,960,113 shares, which number was sufficient to form a quorum.

                        At such meeting the shareholders

          (1) approved an amendment to the Articles of Incorporation increasing the number of authorized shares of Common Stock from 20,000,000 shares to 100,000,000 by a vote of 5,960,113 to -0-;

          (2) re-elected the Board of Directors as follows:

                 Dr.  Swor by a vote of 5,960,013 to 100

                 Mr.  Clark by a vote of 5,960,013 to 100
                 Mr.  Lawrence by a vote of 5,960,013 to 100
                 Mr.  Collins by a vote of 5,960,013 to 100
                 Mr.  Stuart by a vote of 5,960,013 to 100
                 Mr.  Norton by a vote of 5,960,013 to 100
                 Mr. Swor by a vote of 5,959,253 to760, with 100 abstaining Dr. Saye by a vote of 5,960,013 to 100

     Mr. Newman, who previously was listed on the ballot, tendered his resignation prior to the shareholder meeting and his name was withdrawn from the ballot at the meeting;

          (3) ratified Kerkering, Barbario & Co., P.A. as the Company's auditors by a vote of 5,959,253 to 100 with 760 abstaining; and

          (4) approved the Company's 2000 Stock Plan by a vote of 5,960,013 to 100.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

            (a)          Market Information.

            The Common Stock of the Company is quoted on the OTC Bulletin Board under the symbol "SURG". The high and low bid information for each quarter for the years ending December 31, 1996, December 31, 1997, December 31, 1998 and December 31, 1999 are as follows:

 Quarter                     High Bid        Low Bid      Average Bid
 ----------------------------------------------------------------------
 First Quarter 1996              1/4           3/16          .218
 Second Quarter 1996             3/4           1/8           .445
 Third Quarter 1996              1/4           1/8           .177
 Fourth Quarter 1996             1/4           1/8           .176
 First Quarter 1997              1/4           3/32          .135
 Second Quarter 1997             1/4           3/32          .106
 Third Quarter 1997              3/8           1/8           .183
 Fourth Quarter 1997             9/64          1/8           .132
 First Quarter 1998             29/32          9/64          .215
 Second Quarter 1998           3-1/8          11/16         2.299
 Third Quarter 1998            2-9/64        1-9/64         1.646
 Fourth Quarter 1998            31/32         17/32          .750
 First Quarter 1999             13/16          1/3           .57
 Second Quarter 1999           1-7/8           7/16         1.156
 Third Quarter 1999            2-7/8         1-1/4          2.0625
 Fourth Quarter 1999          1-11/16         13/16         1.196

     The quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions.

            (b)          Holders.

     As of December 31, 1999, the Company has 1,096 shareholders of record of its 14,515,373 outstanding shares of Common Stock, 9,780,913 of which are restricted Rule 144 shares and 4,734,460 of which are free-trading. As of the date hereof, the Company has outstanding options to purchase 10,653,688 shares of Common Stock (without regard to the additional options to Dr. Saye which accrue at the rate of 8,333 per month during the term of the agreement subsequent to December 31, 1999). Of the Rule 144 shares, 5,270,933 shares have been held by affiliates of the Company for more than one (1) year. The Company is obligated to issue 6,000 shares of its Common Stock to Ten peaks under the terms of an agreement with that company; however, the Company does not intend to deliver such shares since it believes that Ten Peaks failed to perform as agreed.

            (c)          Dividends.

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

     There are no limitations on the ability of the Company to declare dividends; except those set forth in New York Statute ss.510 which prohibits dividends if the Company is insolvent or would be made insolvent by the declaration of a dividend and all dividends must be made out of surplus only.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Discussion and Analysis

     The Company was founded in 1992 to combat the potential spread of bloodborne pathogenic infections such as HIV and hepatitis. It has broadened its mission to research, develop, manufacturing, marketing and selling medical products and services to the healthcare community.


     The Company was in the development stage until 1993 when it began commercial shipments of SutureMate(R) its first product. From inception in June, 1992 through December 31, 1999, the Company generated revenues of approximately $1,275,000 from a limited number of customers. Since inception through December 31, 1999, the Company has generated cumulative losses of approximately $2,780,000. Although the Company has experienced a significant percentage growth in revenues from fiscal 1992 to fiscal 1999, the Company does not believe prior growth rates are indicative of future operating results, especially in light of the contract with US Surgical to assist in the introduction of OASiS. Due to the Company's operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. Moreover, the Company expects to continue to incur operating losses through at least the first half of 2000, and there can be no assurance that losses will not continue after such date. The Company had commitments for installations in a total of 12 hospitals on or before June 30, 1999, ten of which related to the agreement with US Surgical and two are a result of the Company's sales department. As of the date hereof the Company has completed installations of fifteen (15) units in seven
(7) hospitals, six (6) of which are under the Short Term Agreement. Installation of the remaining units under the US Surgical Short Term Agreement have been merged into the Long Term Agreement.

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

     The Company's plan of operations for the next twelve months is to focus on building revenue from the installation of the OASiS system in the hospitals designated by US Surgical under the Long Term Agreement utilizing the IBM Global arrangement to expedite installations and to install additional OASiS systems in hospitals not under the US Surgical agreement but with whom the Company has begun negotiations and in some cases reached a commitment. Additionally, the Company intends to install the inservice modules from US Surgical and other medical product manufacturers at both the US Surgical and the other hospitals. The Company also is aggressively seeking strategic alliances with targeted industry partners such as manufacturers of devices, manufacturers of pharmaceuticals, professional organizations such as nursing associations and hospital group purchasing organizations and integrated health networks.

     The Company estimates that if it is successful in consummating new strategic alliances, the agreements will provide for infusion of sufficient capital to fund ongoing operations for the balance of the year. The Company estimates revenues from an expanded base of content providers and individual installations may grow to the level where they can support ongoing operations.

     The Company estimates that revenues will be sufficient to fund ongoing operations at the current level when the number of OASiS installations reaches approximately 100 to 125 and the total number of inservice modules reaches approximately 150. The Company purchased 20 OASiS units from Kiosk Information Systems, Inc., which were installed under the US Surgical agreements and at St. Francis Hospital. Based upon potential additional commitments, the Company believes that if it were to order 20 more units, that all such units would be placed by the end of 1999. The Company already has 32 inservice modules under the US Surgical agreement and is in discussion with various manufacturers interested in using OASiS to inservice more than 50 of their products. The Company believes that each of the initial installations should have a position as to long term acceptance within three (3) to six (6) months and that this initial time is the test period to determine the potential for market acceptance at that hospital. In the case of US Surgical hospitals under the Short Term Agreement, this period will be for nine (9) months by contract. At the end of such test period, the Company believes it will be in a position to execute three
(3) year leases and finance such leases through a leveraged leasing arrangement with Rockford or a similar funding source.

     In the short term, to fund operations through the fourth quarter, 1999, the Company was required to seek additional funds from strategic alliances with potential clients, from its shareholders, from a limited number of accredited investors in a private placement of its restricted securities, and from additional third party financing through TK. For fiscal 2000, the Company intends to use the TK loan arrangement to fund operations and its obligations under the IBM Global Agreement which will result from increased cash flows from lease payments for installed OASiS units. It is anticipated that these cash flows will satisfy the balance required under the IBM Global Agreement and lead to further revenues. There can be no assurance that the Company will be successful in these efforts.

     As discussed in Note 13 to the Financial Statements, if the financing referred to above is not secured, the recoverability of the recorded asset amounts may be impaired.

     Once the testing period is over, the Company projected that it would require between $2 and $5 million in additional capital in the form of debt or equity to fund the continued expansion of the OASiS system and its development to meet increased demand and to implement its plans for increased marketing of its medical device products. The Company's purpose for executing the agreement for the TK Loan Commitment was because such commitment affords it the opportunity to fund such expansion and meet its obligations under the Long Term Agreement with US Surgical, which it believes will increase demand for this product substantially and increase market acceptance rapidly. Other than the TK arrangement, the Company has met with several venture capital firms, investment bankers, factoring companies and traditional lending sources, each of whom have expressed early interest and many of whom are awaiting the conclusion of the testing period. The Company has executed an investment banking agreement with Swartz; however, other than the TK arrangement, the Company has accepted no definite offer and, if the instalments under the TK Loan Commitment are timed correctly, it may not require additional financing to achieve its goals. Should it need an additional source of capital, there can be no assurance that such long-term financing will be available to the Company or that it will be on terms that the Company may seek.

Results of Operations - Full Fiscal Years

Revenues

     To date, a limited number of customers and distributors have accounted for substantially all of the Company's revenues with respect to product sales. For the fiscal year ending December 31, 1998, the Company derived approximately 93% of its revenue for product sales from technical services it provided to US Surgical during a medical products convention. For fiscal year ending December 31, 1999, the Company derived approximately 96% of its revenue from OASiS licensing fees and private partner fees related to the agreement with US Surgical .

     The Company anticipates that the main focus of its selling efforts will be to focus on the US Surgical arrangement and to continue to sell its products to a relatively small group of medical products distributors with the objective of having its products distributed on a large national and international scale. Although the Company had entered into exclusive distributorship agreements, none of these arrangements are currently active. And, although the Company is currently engaged in a joint marketing agreement with US Surgical, there is no assurance that the Company will be able to obtain adequate distribution of its products to the intended end user. Most medical product distributors carry an extensive line of products (some of which they manufacture themselves) which they make available to end users (hospitals, surgeons, healthcare workers) and various of these products may compete with each other as to function, price or other factors. In addition, numerous medical product distributors are not themselves well capitalized and their financial condition may impact their ability to properly distribute the Company's products.

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

Net Sales

     Net sales for the year ended December 31, 1998 of $16,545 were comprised of sales of the Company's proprietary SutureMate(R)products, MediSpecs Rx(TM)eyewear and technical services provided to US Surgical. Net sales for the year ended December 31, 1999 are comprised of sales of SutureMate(R) products, partnership fees and OASiS licensing fees. Product sales and related cost of sales amounted to $720 and $6,610, respectively for the year ended December 31, 1999. Cost of sales includes a write-down of approximately $5,900 for defective units of SutureMate(R).

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

Operating Expenses

     Sales and Marketing: These expenses consist of advertising, meetings and conventions and entertainment related to product exhibitions and the related travel expenses. Since inception, the Company has spent approximately $536,000 on sales and marketing expenses. For the years ended December 31, 1998 and December 31, 1999, sales and marketing expenses were $265,261 and $171,102, respectively. In 1998, the Company began increasing its advertising particularly with reference to OASiS. The Company has invested significant resources to expand its sales and marketing effort, including the hiring of additional personnel and establishing the infrastructure necessary to support future operations. The Company expects that such expenses in 2000 will increase in absolute dollars as compared to 1999.

     General and Administrative. These expenses consist primarily of the general and administrative expenses for salaries, contract labor and other expenses for management and finance and accounting, legal and other professional services including ongoing expenses as a publicly owned Company related to legal, accounting and other administrative services and expenses. Since inception, the Company has spent approximately $2,260,000 on general and administrative expenses. For the years ended December 31, 1998 and December 31, 1999, general and administrative expenses were $517,189 and $696,131, respectively. The increase of $178,942 is due primarily to legal and accounting fees associated with the Company's SEC filings, higher depreciation and amortization and additional rent for the Company's headquarters. The Company expects general and administrative expenses to increase in absolute dollars in 2000 as compared to 1999, as the Company continues to expand its operations.

Research and Development

     These expenses consist primarily of costs associated with personnel and equipment costs and field/clinical trials. The Company's research and development activities include the development of the OASiS system and more than six (6) operating room, OB/GYN, advanced surgical and protective related products including SutureMate(R) and MediSpecs Rx(TM).

     Since inception, the Company has spent approximately $208,000 on research and development. For the years ended December 31, 1998 and December 31, 1999, research and development expenses were $34,536 and $51,281, respectively. The Company made enhancements to the software for the OASiS system in both 1998 and 1999, and the majority of these related costs were capitalized and will be amortized over a period not to exceed five (5) years. During 1999, the Company capitalized $77,900 of costs related to the enhancement of OASiS. The Company intends to continue to invest significant resources to continue the development of new products and expects that research and development expenses in 2000 will increase in absolute dollars as compared to 1999.

Interest and Other Income (Expense), Net

     Interest and other income (expense), net consists primarily of interest expenses accrued on the direct loan to the Company under a line of credit agreement for $100,000, interest related to loans from the majority stockholder, miscellaneous income and underwriting costs. In May 1997, the Company established a line of credit in the amount of $100,000 with a financial institution at 1.5% above the prime rate, interest only payments are due monthly with an expiration date of May 2, 2017. The line is due on demand and is secured by inventory, accounts receivable and equipment. There was no outstanding balance as of December 31, 1999 and 1998. The line of credit is personally guaranteed by Dr. Swor.

     The Company did not report any foreign currency gains or losses for the years ended December 31, 1998 and 1999 since there were no contracts negotiated in foreign currencies for those periods. In the event of contracts for foreign distribution, the Company may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. The Company does not currently engage in foreign currency hedging transactions, although it may implement such transactions in the future.

Financial Condition, Liquidity and Capital Resources

     The financial condition, liquidity and capital resources of the Company should be assessed in context with the ability of the Company to continue as a going concern as discussed in the independent auditors' report.

     At December 31, 1999, the Company had assets totaling $1,276,106 and liabilities totaling $1,240,557. Since its inception in June of 1992, the Company has financed its operations and met its capital requirements through sales of its products, fees from OASiS, proceeds from the sale of or exchange for common stock aggregating approximately $2,302,000, through borrowing from current shareholders, through its arrangement with Thomson Kernaghan & Co., Ltd. and through the $100,000 line of credit with the financial institution which is guaranteed by Dr. Swor.

     Operating activities used net cash of $441,458 and $408,638 in1998 and 1999, respectively.

     At December 31, 1999, the Company had working capital of approximately $62,000, made up of assets including $517,000 of cash, $104,000 of deposits and $17,000 of receivables. This represents an increase of approximately $59,000 over working capital of $3,000 at December 31, 1998.

     At December 31, 1999, the Company's outstanding indebtedness consisted of accounts payable in the amount of $395,878, accrued expenses of $142,179, a loan payable to Dr. Swor of $52,500 and a loan payable to Thomson Kernaghan & co. Ltd. Of $650,000.

     The Company's principal commitments for capital expenditures are (1) those associated with the arrangements with US Surgical and IBM Global under which the Company will provide an additional number of units; (2) the Company's obligation to pay SMH $25,000 for each ten (10) studies or $250,000 over the term of the clinical testing agreement with them if the Company determines not to have SMH perform clinical testing; and (3) its obligations under the TK Loan Commitment in the event they do not elect to convert their debt into equity. The sources of funds to meet these commitments has been partially made through cash on hand from the prior year, use of the line of credit, a loan from Dr. Swor, revenues generated by the Long Term Agreement with US Surgical, private placement funds and other revenues which the Company believes it will generate over the five (5) year term.

     The Company's future capital requirements will depend upon many factors, including the continued development of OASiS, its current products and new products and services, the extent and timing of acceptance of the Company's products and services in the market, requirements to maintain adequate manufacturing arrangements, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products and services. In the short term, it is likely that the Company will be required to take down instalments under the TK Loan Commitment in addition to the initial closing in December 1999. In addition, the Company will require additional loan instalments and may require additional financing after such date to fund its operations. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. The TK Loan Commitment, once interest payments begin to accrue, will increase both the short or long term debt of the Company. The Company has entered into consulting agreements with several other potential funding sources; however, to date, has not concluded terms for any financing which it feels appropriately meets the requirements of the Company under such agreements. With the TK Loan Commitment and in the event additional debt is raised, it will incur future interest expense. The TK Loan Commitment, if fully converted and all warrants are exercised will dilute the interest of existing shareholders and in the event additional equity is raised, management may be required to dilute the interest of existing shareholders further or forgo a substantial interest in revenues, if any. In the event that the Company is successful in securing additional debt financing, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both. If adequate funds are not available as and when needed, the Company may be required to delay, scale back the development of OASiS or scale back or eliminate one or more of its research and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its products or potential products or other assets that the Company would not otherwise relinquish.
Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

Impact of the Year 2000 Issue

     The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which used only two digits to represent the year, could have recognized the date using 00 as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

     Management reviewed its current internal systems and upgraded its accounting system to be Year 2000 compliant. The Company purchased new hardware in 1998 that is Year 2000 compliant. Its internal systems are Year 200 compliant and the Company completed testing of such systems in the fourth quarter of 1999. Management did not incur any significant additional costs that would relate to upgrading its systems to support the Year 2000 and in fact, none occurred.

     Further, management did not believe the Year 2000 would have an impact on the operation of the OASiS system since the software for this system does not rely on legacy applications or subsystems, and in fact, no impact has been experienced to date. OASiS is designed to handle dates in the form of a two digit month and day and a four digit year, thus avoiding the Year 2000 problem.

     The Company believes that it has disclosed all required information relative to Year 2000 issues relating to its business and operations. While there was no assurance that the systems of other companies on which the Company's systems rely also would be converted in a timely manner or that any such failure to convert by another company would not have an adverse affect on the Company's business, operations or financial condition, in fact, the Company, to date, has experienced no difficulties with such companies.

Item 7.  Financial Statements



                [Financial Statements appear on following pages]

                         SURGICAL SAFETY PRODUCTS, INC.

                          INDEPENDENT AUDITORS' REPORT,
                            FINANCIAL STATEMENTS AND
                            SUPPLEMENTARY INFORMATION

                           DECEMBER 31, 1999 AND 1998

                                    CONTENTS



                                                                          Page

INDEPENDENT AUDITORS' REPORT                                              F-1

FINANCIAL STATEMENTS
  Balance Sheets                                                          F-2
  Statements of Operations                                                F-3
  Statements of Changes in Stockholders' Equity                           F-4
  Statements of Cash Flows                                                F-5
  Notes to Financial Statements                                           F-6


SUPPLEMENTARY INFORMATION
  Independent Auditors' Report on Supplementary Information               F-17
  Schedules of Operating Expenses                                         F-18

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Surgical Safety Products, Inc.

We have audited the accompanying balance sheets of Surgical Safety Products, Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surgical Safety Products, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 13. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




KERKERING, BARBERIO & CO., PA
Sarasota, Florida
March 29, 2000

                         SURGICAL SAFETY PRODUCTS, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                            1999                        1998
                                                         -----------------            ---------------
                          Assets
Current Assets
  Cash                                                  $          516,799          $          41,191
  Trade receivables                                                 15,145                          -
  Other receivables - related party                                  1,941                      1,941
  Prepaid expenses                                                  15,013                          -
  Deposits                                                         103,556                     58,700
  Inventory                                                              -                      6,555
                                                         -----------------            ---------------
    Total current assets                                           652,454                    108,387
                                                         -----------------            ---------------

Property and equipment, net                                        203,533                    112,772
                                                         -----------------            ---------------

Other Assets
  Deferred loan costs, net                                         203,356                        317
  Intangible assets, net                                            67,131                     48,915
  Software development costs, net                                  139,382                     92,873
  Investments                                                        9,750                      9,750
  Deposits                                                             500                        500
                                                         -----------------            ---------------
    Total other assets                                             420,119                    152,355
                                                         -----------------            ---------------

Total Assets                                            $        1,276,106          $         373,514
                                                         =================            ===============


       Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                      $        395,878             $        35,262
  Accrued expenses                                               136,562                      70,069
  Accrued interest                                                 5,617                           -
  Notes payable - related parties                                 52,500                           -
                                                         -----------------            ---------------
    Total current liabilities                                    590,557                     105,331

Long-Term Liabilities
   Note payable                                                  650,000                           -
                                                         -----------------            ---------------
    Total Liabilities                                          1,240,557                     105,331

Stockholders' Equity
  Common stock, $.001 par value, 20,000,000 shares
    authorized; 14,515,373 and 10,786,973 shares
  issued and outstanding in 1999 and 1998 respectively            14,516                      10,788
   Common stock held in escrow                                   (2,700)                           -
  Additional paid-in capital                                   2,804,020                   1,998,241
  Accumulated deficit                                        (2,780,287)                 (1,740,846)
                                                         -----------------            ---------------
    Total stockholders' equity                                    35,549                     268,183
                                                         -----------------            ---------------
Total Liabilities and Stockholders' Equity              $      1,276,106             $       373,514
                                                         =================            ===============


   The accompanying notes are an integral part of these financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                           1999                      1998
                                                       --------------            ------------
Revenue
   OASiS licensing fees                               $        72,106           $      15,342
   Net sales-medical products                                     720                   1,203
   Other income                                                                        16,564
   Private partnership agreement fees                         100,000
   Interest income                                              2,157                   9,284
                                                       --------------            ------------
    Total revenue                                             174,983                  42,393
                                                       --------------            ------------

Costs and expenses
  Cost of medical products sold                                 6,610                   1,783
  Operating expenses                                          886,243                 836,227
  Research and development expenses                            51,281                  34,536
  Interest expense                                            257,747                  13,759
  Other                                                             -                   3,750
  Loss on disposal of assets                                   12,543                       -
                                                       --------------            ------------
    Total costs                                             1,214,424                 890,055
                                                       --------------            ------------

Net loss before income taxes                              (1,039,441)               (847,662)

Provision for income taxes                                          -                       -
                                                       --------------            ------------

Net loss                                              $   (1,039,441)           $   (847,662)
                                                       ==============            ============

Net loss per share                                    $       (0.091)           $     (0.081)
                                                       ==============            ============


   The accompanying notes are an integral part of these financial statements.
                                       F-3

                         SURGICAL SAFETY PRODUCTS, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                        Common
                                                                 Common Stock         Stock Held
                                                            Shares        Amount       In Escrow
                                                        -----------     ------------  -----------
Balances - December 31, 1997                             9,774,473      $   9,775     $

Issuance of common stock for cash                          520,000            520

Issuance of common stock for services                      492,500            493

Stock options granted to employees

Net loss

Balances - December 31, 1998                            10,786,973         10,788             -


Issuance of common stock for cash                          950,000            950

Issuance of common stock for services                       78,400             78

Issuance of common stock to be held in escrow            2,700,000          2,700        (2,700)

Issuance of detachable stock warrants

Conversion feature of note payable

Cancellation of stock options to employees

Net loss

Balances - December 31, 1999                            14,515,373         14,516        (2,700)

                         SURGICAL SAFETY PRODUCTS, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                    Additional
                                                       Paid-In
                                                       Capital     Detachable                                    Total
                                                        Common       Stock      Convertible    Accumulated    Stockholders'
                                                         Stock      Warrants       Debt         Deficit          Equity
Balances - December 31, 1997                      $    824,366                                $  (893,184)    $     (59,043)

Issuances of common stock for cash                     938,476                                                      938,996

Issuance of common stock for services                  144,286                                                      144,779

Stock Options granted to employees                      91,113                                                       91,113

Net loss                                                                                         (847,662)         (847,662)

Balances - December 31, 1998                         1,998,241           -            -        (1,740,846)          268,183

Issuance of common stock for cash                      456,908                                                      457,858

Issuance of common stock for services                   57,227                                                       57,305

Issuance of common stock to be held in                                                                                    -
escrow

Issuance of detachable stock warrants                              141,330                                          141,330

Conversion feature of note payable                                              241,429                             241,429

Cancellation of stock options to employees            (91,115)                                                     (91,115)

Net loss                                                                                       (1,039,441)       (1,039,441)

Balances - December 31, 1999                         2,421,261     141,330      241,429        (2,780,287)           35,549



   The accompanying notes are an integral part of these financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                    1999               1998
Cash Flows From Operating Activities
  Net loss                                                   $    (1,039,441)     $    (847,662)
  Adjustments to reconcile net loss to cash
    used in operating activities
      Depreciation and amortization                                  105,076             57,461
      Common stock issued for services                                57,305            144,779
      Stock option compensation expense                              (91,113)            91,113
   Interest expense - issuance of convertible debt                   241,429                  -
  Write-down of investments                                                               3,750
    Loss on disposal of assets                                        12,543                  -
  Decrease (increase) in operating assets
    Receivables                                                      (15,148)           250,125
        Other receivables                                                  -             (1,941)
                                                                       6,555            (15,156)
Inventory
        Prepaid expenses                                             (15,013)                 -
        Deposits                                                    (103,556)           (58,700)
   Increase (decrease) in operating liabilities
        Bank overdraft                                                     -            (13,984)
        Accounts payable                                             360,615            (82,514)
        Accrued expenses                                              66,493             48,938
        Accrued interest                                               5,617            (17,667)
          Total adjustments                                          630,803            406,204
            Net cash used in operating activities                   (408,638)          (441,458)

Cash Flows From Investing Activities
  Furniture and equipment purchased                                 (111,004)           (57,294)
  Software development additions
                                                                     (77,900)           (56,256)
--------------------
  Patent and trademark costs                                         (23,148)            (9,077)
  Financing and loan costs                                           (81,202)                 -
    Net cash used in investing activities                           (293,254)          (122,627)

Cash Flows From Financing Activities
  Proceeds from related party loans                                   52,500             23,000
  Repayments on line of credit, net                                        -           (100,000)
  Repayment of stockholder loans                                           -           (256,720)
  Proceeds from long-term debt                                       650,000                  -
  Proceeds from issuance of common stock                             475,000            938,996
    Net cash provided by financing activities                      1,177,500            605,276

Net increase (decrease) in cash                                      475,608             41,191
Cash at beginning of year                                             41,191                  -
Cash at end of year                                          $       516,799     $       41,191

                         SURGICAL SAFETY PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                            1999          1998
Supplemental Cash Flow Information:
  Cash paid for interest                               $   10,701      $  31,426



For purposes of the statement of cash flows, management considers all deposits and financial instruments with original maturities of less than three months to be cash and cash equivalents.


Material non-cash transactions not reflected in the statement of cash flows include:

Year Ended December 31,
1999
- Deposits of $58,700 for property and equipment at December 31, 1998 were reclassified to property and equipment upon receipt of such during fiscal 1999.
- Deferred financing costs of $124,188 related to the issuance of warrants in conjunction with issuance of notes payable.

Year Ended December 31,
1998
  There were no material non-cash transactions during the fiscal year ending December 31, 1998.




   The accompanying notes are an integral part of these financial statements.

SURGICAL SAFETY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

Note 1 - Summary of Significant Accounting Policies
Business Activities
Surgical Safety Products, Inc. (Company) is engaged in product development, sales and services for the medical industry. The Company is primarily focused on medical research and product development. It has developed a software product, OASiS, designed to reduce the occupational risks of bloodborne diseases in the operating room and other related areas. From 1997-1999, the Company enhanced its OASiS system for multiple applications within health care, including exposure management, health care training, and health care risk management. The Company is currently licensing OASiS to various hospitals and healthcare facilities within the United States. Its medical products are sold to health care providers.

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

Trade Receivables
Trade receivables consist of amounts due from customers. The Company utilizes the allowance method for uncollectible receivables. At December 31, 1999, management has determined all amounts are collectible and therefore no allowance is necessary. As of December 31, 1998, there were no outstanding receivables from customers.

Inventory
Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value) and consists of finished goods.

Investments
Investments are valued at cost and represent shares of common stock in privately-held companies. Management believes the value of the investments is not below cost. Fair market value is not determinable.

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

SURGICAL SAFETY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

Note 1 - Summary of Significant Accounting Policies (Continued)
Intangible Assets
Intangible assets subject to amortization include goodwill, organization costs, trade names and patent costs. Organization costs are being amortized on the straight-line method over five years. Patent costs are being amortized on the straight-line method over seventeen years from the granting of the patent. The other assets are being amortized on the straight-line method over fifteen years.

Deferred Loan Costs
Loan costs incurred in the acquisition of debt have been capitalized and are being amortized over the term of the debt agreement which is three years.

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

SURGICAL SAFETY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

Note 1 - Summary of Significant Accounting Policies (Continued)
Net Loss Per Share
Net loss per share has been computed in accordance with Statement of Financial Accounting Standards (FASB) No. 128, "Earnings Per Share," by dividing net loss by the weighted average number of shares outstanding during the period. Common stock equivalents have not been included in the computation of weighted average number of shares outstanding since the effect would have been anti-dilutive.

Additionally, 2,700,000 shares issued and outstanding that are held in escrow at December 31, 1999 have been excluded from the net loss per share calculation (see Note 11).

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

The Company recorded compensation expense related to the issuance of stock options in the amount of $0 and $91,113 for December 31, 1999 and 1998, respectively. During fiscal 1999, the Company amended the agreement under which these 1998 stock options were issued and reduced the exercise price from $1.75 to $1.00. Accordingly, the Company reduced compensation in the 1999 fiscal year to reflect the amendment.

Impact of Recently Issued Accounting Standards
In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. This Statement is not applicable to the Company as of December 31, 1999.

Note 2 - Property and Equipment
Property and equipment consisted of the following at December 31:

                                          1999                    1998
Property and equipment             $            271,165    $            111,136
Prototype molds                                  59,652                  59,562
Leasehold improvements                            5,575                   5,575
                                                336,392                 176,273
Less accumulated depreciation                   132,859                  63,501
  Property and equipment, net      $            203,533    $            112,772
                                   ====================    ====================

SURGICAL SAFETY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

Note 2 - Property and Equipment (Continued)
Total depreciation and amortization expense amounted to $66,400 and $36,234 for 1999 and 1998, respectively.


Note 3 - Line-of-Credit
Effective May 1997, the Company had established a line-of-credit in the amount of $100,000 with a financial institution at 1.5% above the prime rate, interest only payments are due monthly with an expiration date of May 2, 2017. The line is due on demand and is secured by inventory, accounts receivable, and equipment. There were no outstanding balances at December 31, 1999 and 1998. The line-of-credit is personally guaranteed by the major stockholder.


Note 4 - Related Party Transactions
During fiscal 1999, the major stockholder and a related entity made loans to the Company totaling $52,500 at 10% interest. The outstanding balance at December 31, 1999 amounted to $52,500. Interest has been accrued on these notes in the amount of $5,617 at December 31, 1999. There were no amounts owed to the major stockholder at December 31, 1998. Interest paid to the major stockholder during 1998 totaled $9,882 for notes outstanding during the fiscal year 1998.

The Company leases office space from an entity owned by a major stockholder. See
Note 16.


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

For the years ended December 31, 1999 and 1998, the Company incurred and capitalized expenditures relating to the enhancement of the software in the amounts of $77,900 and $56,256, respectively. Amortization expense of software development costs amounted to $31,391 and $21,227 for the years ended December 31, 1999 and 1998, respectively.

SURGICAL SAFETY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

Note 6 - Intangible Assets
Intangible assets consisted of the following at December 31:

                                         1999             1998
Goodwill                               $       32,762    $      32,762
Organization costs                             11,502           11,502
Trademarks                                     11,658           11,658
Patents                                        39,479           16,328
                                               95,401           72,250
Less:  Accumulated amortization                28,270           23,335
Intangible assets, net                 $       67,131    $      48,915
                                       ==============    =============


Note 7 - Stock Option Plans
Options granted under the 1994 and 1998 stock option plans are exercisable only after the respective vesting period which is two years from the date of grant under the 1994 plan, and determined by the Company's stock option committee under the 1998 plan. Options expire seven years from the date of grant. Under the 1999 stock option plan, options granted to employees vest ratably over three years; vesting is determined by the Company's stock option committee for options granted to officers, directors, and consultants. Options expire ten years from the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999: risk-free interest rate of 6.0%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .32; and a weighted-average expected life of the option of four years.


For 1998, these assumptions were as follows: risk-free interest rate of 5.0%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .20; and a weighted-average expected life of the option of three years.

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

SURGICAL SAFETY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

Note 7 - Stock Option Plans (Continued)
For purposes of pro forma disclosures, the estimated fair value of the options is charged to expense over the options' vesting period. The Company's pro forma information for the fiscal year ended December 31, 1999 and 1998 is as follows:

                                           1999               1998
Proforma net loss                        $    (1,225,507)   $     (887,065)
Pro forma earnings per common share:
  Basic                                  $       (0.107)    $       (0.084)


A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                 1999                          1998
                                                        Weighted                      Weighted
                                                        Average                       Average
                                                        Exercise                      Exercise
                                          Options       Price              Options    Price
Outstanding at the beginning of the       5,241,431     $          0.41    4,512,431  $         .38
year
Granted                                   765,829       1.13               1,129,000  1.49
Exercised                                 -             -                  400,000    1.75
Outstanding at the end of the year        6,007,260     $          0.64    5,241,431  $         0.57
                                          =========     ===============    =========  ==============
Exercisable at the end of the year        5,079,431     $            .47   4,512,431  $         0.38
                                          =========     ================   =========  ==============
Weighted-average fair value of                          $          0.28               $         0.32
options granted during the year                         ===============               ==============


The weighted-average exercise price and weighted-average fair value of options granted during 1999 was $1.13 and $0.28, respectively, for options whose exercise price exceeded the market price of the stock on the grant date. The weighted average exercise price and weighted-average fair value of options granted during 1999 was $1.00 and $0.28, respectively, for options whose exercise price was less than the market price of the stock on the grant date.

The weighted-average exercise price and weighted-average fair value of options granted during 1998 was $1.37 and $0.03, respectively, for options whose exercise price exceeded the market price of the stock on the grant date. The weighted average exercise price and weighted-average fair value of options granted during 1998 was $1.75 and $0.64, respectively, for options whose exercise price was less than the market price of the stock on the grant date.

SURGICAL SAFETY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

Note 7 - Stock Option Plans (Continued)
The following table summarizes information about the options outstanding at December 31, 1999:

                                        Weighted
                                          Average
                                        Remaining     Weighted
                           Number       Contractual   Average
  Exercise Price       Outstanding      Life          Exercise Price
$  0.32 to 0.48         4,511,931        1.50 years   $    0.32
           0.50            54,000        5.00 years        0.50
   0.90 to 1.00         1,291,329        7.96 years        1.00
   1.50 to 1.72           150,000        8.88 years        1.68
   0.32 to 1.72         6,007,260        6.49 years   $    0.50
                        ==========                     =========


Note 8 - Notes Payable
In December 1999, the Company entered into an agreement with an investment banking firm to secure a convertible secured line of credit in the amount of $5,000,000. Interest on the outstanding balance is at 8.0% and is payable upon any prepayment of principal and at maturity. The agreement matures on November 30, 2002. Advances, in the form of promissory notes, on the line are up to a maximum of $500,000 in any 90-day period and certain restrictions must be met by the Company in order to access the line. The line is secured by inventory, receivables, equipment, securities and general intangibles. The balance outstanding at December 31, 1999 was $650,000.

The lender has the option to convert all or a portion of the outstanding principal and interest balance into common stock, at a price per share equal to the lower of $0.82 or 75% of the closing bid price on the date of conversion. In no event, can the conversion price be lower than $0.375 per share.

The Company also issued warrants to the lender to purchase up to 4,571,428 shares of its common stock at an exercise price of $1.09 per share. The warrants are exercisable from the date of commitment through the term of the loan and vest as follows: on date of commitment for 20% of the shares; and an additional 1% for each $25,000 of principal loans subsequently advanced during the term of the loan.


Note 9 - Conversion Feature of Notes Payable
At the time of commitment on the line of credit agreement (See Note 8), the fair market value of the stock approximated $1.13. The conversion feature of the agreement provides for option of the debt to be converted at the lower of 75% of the closing bid on the date of conversion or $0.82 per share. At the date of commitment the lender had the option to convert the debt at $0.82 per share resulting in a beneficial conversion feature.

SURGICAL SAFETY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

Note 9 - Conversion Feature of Notes Payable (Continued)
Accordingly, the Company valued the debt and the conversion feature separately. The Company estimated the fair value of the conversion feature at $241,249 and recorded this amount as interest expense and additional paid in capital for the fiscal year ended December 31, 1999.

Note 10 - Issuance of Detachable Warrants
In conjunction  with the execution of the  convertible  line of credit (See Note
8), the Company allocated $124,188 of the proceeds to the detachable warrants exercisable at the date of commitment. The Company recorded deferred financing costs and additional paid in capital in the amount of $124,188 during the fiscal year ended December 31, 1999 related to the warrants.

Note 11 - Common Stock Issuance
During the fiscal year ended December 31, 1999, the Company issued 57,400 shares of its common stock to its employees in lieu of compensation. The Company issued an additional 21,000 shares of its common stock in exchange for legal, investment, and other consulting services. The value of the shares issued ranged from $0.50 to $1.25 per share based on the fair market value of the shares at the time the services were rendered or at the time the agreement for services was executed, whichever was more estimable.

In April 1999, the Company commenced a self-directed private placement offering to sell shares of its restricted common stock and warrants. Pursuant to the offering, 950,000 shares of common stock and warrants to purchase 475,000 shares of the Company's restricted common stock were issued at an exercise price of $1.00 excersible within five years were granted. The shares and warrants were sold together at $.50 per unit. The Company estimated the fair value of the warrants to be $0.17 each and allocated a portion of the proceeds from the issuance to such as additional paid in capital - warrants. The amount allocated was $17,142.

Pursuant to the secured line of credit entered into by the Company in December 1998 (see Note 8), the Company was required to issue 2,700,000 shares of its common stock to be held in escrow by the lender. The purpose of the escrow account is to ensure availability of shares of common stock that the lender could obtain by exercising the conversion feature and warrants issued pursuant to the agreement.

The lender does not have ownership or voting rights to the shares; should the lender not exercise all or a portion of the conversion or warrants, the shares will be returned to the Company. Therefore, the Company has excluded the 2,700,000 shares from its net loss per share calculations.

During the fiscal year ended December 31, 1998, the Company issued 492,500 shares of common stock in exchange for legal, computer hardware and software consulting services, and public relations services. Of the total issued, 90,000 shares were restricted stock. The value of the shares issued ranged from $0.15 - $1.75 per share based on either the fair market value of the

SURGICAL SAFETY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

Note 11 - Common Stock Issuance (Continued) shares at the time the agreement for services was executed, or the value of the services received, whichever was more estimable.

During 1998, the Company also issued 520,000 shares of common stock in exchange for cash. The value of the shares issued ranged from $1.75 - $2.19 per share based on the fair market value of the shares at the time of issuance.


Note 12 - Income Taxes
At December 31, 1999, the Company has net operating loss carryforwards of approximately $2,300,000 which expire during the years 2008 through 2012. The 1999 and 1998 tax benefits relating to the losses incurred in each year amounted to approximately $205,000 and $166,000, respectively, based on a blended 20% corporate tax rate. Based on the Company's financial history, there is no basis to conclude that the tax benefits will be realized. Therefore, the tax benefit that has been recorded in the accompanying financial statements for the years ended December 31, 1999 and 1998 has been offset by an allowance equal to the benefit.


Note 13 - Realization of Assets
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has sustained substantial losses and has minimal revenues for the current fiscal year.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to achieve profitable operations and to continue to obtain sufficient sources of funds. Management believes the Company's prospects for profitability are significant, based on the development of OASiS, a proprietary product. The Company has aggressively promoted this product during fiscal years 1999 and 1998 and anticipates revenues in fiscal 2000 related to the licensing of its product to medical facilities.

In July 1999, the Company entered into a private partner agreement with U.S. Surgical Corporation (see Note 14) which will allow it to license its product in 400 hospitals over the next three years. The Company has begun to realize some of these revenues in fiscal 1999 and anticipates a significant increase in revenues from such to be realized in fiscal 2000.

To help fund and expand current operations, the Company secured a $5,000,000 line of credit in December 1999. Management believes this will allow the Company to expand operations and target additional markets for its products.

SURGICAL SAFETY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

Note 14 - Commitments
In July 1999, the Company entered into a private partner network  agreement with
U. S. Surgical Corporation. Under the agreement, the Company is to supply up to four hundred OASiS systems to U. S. Surgical under licenses calling for the installation in specified hospitals over a three year period.

On January 30, 1998, the Company entered into an agreement with a health care provider in which the provider will perform clinical testing of ten surgical or medical products submitted by the Company. The agreement is for a term not to exceed five years and requires the Company to pay the health care provider a fixed amount of $25,000 for each of the ten studies. The agreement further provides that the Company is obligated to pay the provider $250,000 over the term of the agreement in the event the Company determines not to have the provider perform the clinical testing. The Company did not submit any products for clinical testing during the fiscal years ended December 31, 1999 and 1998.


Note 15 - Concentrations
The Company derived 96% and 93% of its revenues from technical services and OASiS licensing fees provided to one customer during the fiscal years ended December 31, 1999 and 1998, respectively.


Note 16 - Lease Commitments
On June 1, 1998, the Company entered into an agreement to lease office space from an affiliated entity. The lease term expires on May 21, 2000 with automatic one year renewals. Minimum lease payments are as follows for the fiscal years ending:

          2000         $  17,500

Rent expense for the fiscal years ending December 31, 1999 and 1998 amounted to $42,000 and $30,750, respectively.

The Company also leases office equipment. The lease term is for 60 months and expires October 2003. Monthly payments are $344.

Minimum lease payments are as follows for the fiscal years ending:

          2000         $   4,128
          2001             4,128
          2002             4,128
          2003             4,128
          2004             3,440

SURGICAL SAFETY PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

Note 17 - Correction of an Error
During 1998, an officer of the Company agreed to allow the Company to defer payment of one-half of his annual salary for 1998 and 1999 until September 1, 1999. At such time, the Company was to begin making monthly payments on the amount outstanding.

For the fiscal year ended December 31, 1998, the Company did not record the amount owed to the officer for compensation in the amount of $50,000. The accompanying financial statements for the year ended December 31, 1998 have been restated to account for this transaction. The correction of this error resulted in an increase of the previously reported net loss and accrued expenses by $50,000. Loss per share increased from $(0.076) per share to $(0.081) per share.

                            SUPPLEMENTARY INFORMATION

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION



The Board of Directors
Surgical Safety Products, Inc.


We have audited the accompanying financial statements of Surgical Safety Products, Inc. as of and for the years ended December 31, 1999 and 1998, and have issued our report thereon dated March 29, 2000. Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary schedules of operating expenses are presented for purposes of additional information and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the examination of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



KERKERING, BARBERIO & CO., PA
Sarasota, Florida
March 29, 2000

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY

                         SCHEDULES OF OPERATING EXPENSES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                          1999                 1998
                                    -------------           -------------
Professional fees                   $      92,377           $      58,260
Advertising                                47,048                 103,281
Contract labor                             13,529                  28,950
Meetings/conventions                       13,554                  27,694
Depreciation and amortization             105,076                  57,461
Salaries and related expenses             339,332                 418,417
Travel                                     82,666                  12,273
Education and training                      3,950                   1,650
Filing fees                                 1,309                   3,521
Bank fees                                   2,217                     635
Meals and entertainment                     6,327                   5,814
Postage                                    11,532                   4,953
Insurance                                  18,228                  11,542
Equipment rental                            9,367                   7,724
General and administrative                 38,212                  32,019
Occupancy                                  44,179                  31,774
Repairs and maintenance                     1,814                   6,146
Samples and supplies                          654                   3,195
Taxes                                       1,314                   1,615
OASiS internet charges                     19,010                       -
Freight                                     3,793                   3,777
Telephone                                  30,755                  15,526
                                    $     886,243           $     836,227

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company has used the accounting firm of Kerkering, Barberio & Co., P.A. since 1993. Their address is 1858 Ringling Boulevard, Sarasota, Florida 34236. This firm began providing audited financial statements for the Company in 1994. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Kerkering, Barberio & Co., P.A. through the date hereof.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                              Age      Position(s) with Company
-----------------------           ----     ----------------------------------
Dr. G. Michael Swor               42       Chairman and Chief Executive Officer
4485 S. Shade Avenue
Sarasota, FL 34237

Frank M. Clark (1)(2)             67       Director
7313 Oak Leaf Way
Sarasota, FL 34241

Donald K. Lawrence (1)            37       Director, President and Chief
716 Edgemer Lane                           Operating Officer
Sarasota, FL 34242

David Collins           (1)       58       Director, Acting Chief Financial
6210 Sun Boulevard                         Officer,Treasurer and Secretary (3)
St. Petersburg, FL 33715

James D. Stuart                   42       Director
880 Jupiter Park Drive
Suite 14
Jupiter, FL 33458

Irwin Newman (2)                  51       Director
1515 SW 22nd Avenue Circle
Boca Raton, FL 33486

Sam Norton                        40       Director and Chairman of the Stock
1819 Main Street                           Compensation Committee
Suite 610
Sarasota, FL 34236

David Swor                        67       Director
6385 Presidential Court
Suite 104
Fort Meyers, FL 33919

Dr. William B.Saye (1)            60       Director and Medical Director of
4614 Chattahoochee Crossing                ALTC VirtualLabs
Marietta, GA 30067

(1) Except for Mr. Clark, Mr. Lawrence, Dr. Saye and Mr. Collins, who had no role in founding or organizing the Company, the above-named persons may be deemed to be "promoters" and "parents" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Act.

(2) Mr. Clark retired as President and Chief Executive Officer in January 2000. Mr. Newman resigned as a Director on February 9, 2000 and did not request that the Company publish his reasons.

(3) Mr. Collins is not engaged as a full time employee of the Company. He is devoting and will continue to devote such time as required to fulfill the obligations as the Company's Acting Chief Financial Officer. At such time as the Company has sufficient additional revenue or there is a surplus as a result of the TK Loan Commitment, it is intended that Mr. Collins will be employed by the Company as the Chief Financial Officer and that he will devote his full time to the business of the Company.

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

Family Relationships

     There are no family relationships between or among the executive officers and directors of the Company except that David Swor is Dr. G. Michael Swor's father.

Business Experience

     G. Michael Swor, M.D., M.B.A, age 42, has served as Chairman of the Board and Medical/Technical Advisor of the Company since its inception in 1992 and has served as Treasurer to the Company from June, 1998 until February 2000 and has served as Chief Executive Officer since February 2000.

     Dr. Swor, a board certified, practicing physician with a specialty in OB/GYN, is the founder of Surgical. From 1992 until June 12, 1998, Dr. Swor also served as President and CEO. With a Masters in Business Administration, Dr. Swor's duties for the Company include investor relations, corporate financing, and overall corporate policy and management. He is a clinical assistant professor in the OB/GYN department at University of South Florida. Dr. Swor was the inventor of SutureMate(R) and Prostasert(TM)and the original holder of the patents issued to each of these products. Dr. Swor has written numerous articles, published the "Surgical Safety Handbook," and given numerous lectures on safety and efficiency in the surgical environment. His professional affiliations include American College of Surgeons, American College of Obstetrics and Gynecology and the Florida Medical Association. From 1996 until the present, Dr. Swor has acted as an independent consultant for Concise Advise which provides consulting services related to product development, patent, research, distribution, joint venture, mergers and other business issues. From 1994 through 1996, Dr. Swor oversaw the operation of WDC. From 1987 through 1995,Dr. Swor was the managing partner of Women's Care Specialists/Physicians Services Inc. where he oversaw four (4) physicians, two
(2) practitioners and a staff of over twenty five (25). From 1987 through 1992, Dr. Swor was a partner and board member of Women's Ambulatory Services, Inc., a diagnostic testing facility. From 1982 through 1985, Dr. Swor was the President of University of Florida at Jacksonville, Health Sciences Center resident staff association with over 200 members. Dr. Swor received a B.A degree in 1978 from the University of South Florida, a M.D. degree from the University of South Florida College of Medicine in 1981, and an M.B.A. degree from the University of South Florida in 1998. From 1981 through 1985 he received his training in OB/GYN from the University of Florida Department of Obstetrics and Gynecology in Jacksonville, Florida. He has received several special achievement awards including being honored by the University of South Florida in May, 1998 with the Alumni Award for Professional Achievement.

     Frank M. Clark, age 67, has served as a Director since June, 1998. Mr. Clark was President and Chief Executive Officer from June 1998 until January 2000, when he retired. Mr. Clark now serves as a consultant to the Company.

     While President, Mr. Clark was responsible for the day to day operations of the Company and was responsible for new product development and manufacturing,. He managed new business ventures, including mergers, acquisitions, joint ventures, strategic alliances and licensing/distribution agreements for the Company. Mr. Clark also serves on the Board of GenSci Regeneration Sciences, Inc. From 1991 to 1997, Mr. Clark was Chairman and CEO of Corporate Consulting Services Group where his primary activities were providing consulting services to start-up companies, under-performing companies and training people in career transitions. From 1984 to 1991, Mr. Clark was COO and Executive Vice President of Right Associates, a consulting firm with responsibilities for business development with Fortune 100 corporations for which he acted. He acquired a Los Angeles based consulting firm and became the Managing Principal. From 1981 to 1984, Mr. Clark was a Vice President of National Medical Care, a subsidiary of W.R. Grace, Inc. where his innovative marketing leadership helped the company recapture a dominant share of the dialysis market. From 1978 to 1981, Mr. Clark served as President, Corporate Vice President and a Director of R.P. Scherer, Inc., the world's leading producer of soft gelatin capsules where he was in charge of worldwide businesses. From 1959 to 1978, Mr. Clark was employed by Johnson & Johnson, Inc., first with Ethicon, Inc. where he served as a Vice President and Director, then with Ethnor Medical Products where he was a Vice President, General Manager and a Director and then with Stimulation Technology, where he served as Executive Vice President and a Director. From 1956 to 1958, Mr. Clark was employed by Federated Department stores in the executive training program at Bloomingdales in New York City. Mr. Clark received a certificate from Teachers College in Connecticut in 1955.

     Donald K. Lawrence, age 37, has served as a Director since May 1997, served as Vice President, Sales & Marketing and Secretary from May, 1997 until February 2000,, served as Executive Vice President from January, 1998 to February 2000 and has served as President and Chief Operating Officer since February 2000..

     Mr. Lawrence's responsibilities include sales management, market planning, advertising, and management for OASiS and the Compliance PlusTM products. His arrival to the Company was facilitated by the Company's acquisition in 1997 of InterActive PIE Multimedia, Inc., of which Mr. Lawrence was founder and Chief Executive Officer. From February 1996 until February 1997, Mr. Lawrence was the CEO of InterActive PIE. From December 1991 until February 1996, Mr. Lawrence was employed by Ethicon Endo-Surgery/Johnson & Johnson as a surgical sales representative. From July 1989 until December 1991, Mr. Lawrence acted as a surgical sales representative for Davis and Geck. Prior to entering the area of medical device sales, from February 1985 until July 1989, Mr. Lawrence was an account executive with DHL Worldwide Express. During college, Mr. Lawrence was an independent dealer for Southwestern Publishing Co. Mr Lawrence received a B.S degree in Marketing and Communications in 1984 from Appalachian State University.

     David Collins, age 58, has served as a Director since January 1999, as Acting Chief Financial Officer since March 1999 and has served as Treasurer and Secretary since February 2000.

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

     Irwin Newman, age 51, served as a Director from 1993 until February 2000.

     Prior to his resignation, Mr. Newman provided financial advisory services to the Board of Directors. From 1993 until the present, Mr. Newman served as the Senior Vice President of Finance for Falcon Marketing & Management, Inc. From 1993 to the present, Mr. Newman has served as the President of Jenex Financial Services, Inc. ("Jenex"), an affiliate of Falcon Marketing & Management Inc. Mr. Newman is the principal of Jenex. Mr. Newman is and has been a practicing attorney since 1973. From 1993 to 1998, Mr. Newman served as Vice President and General Counsel for Boca Raton Capital Corporation, a publicly owned, NASDAQ listed investment holding company where he completed an Initial Public Offering for a $4 million subsidiary, completed a $3.5 million secondary offering and was responsible for shareholder and investor relations. From 1983 to 1988, Mr. Newman served with the New York Stock Exchange firms of Gruntal & Co. and Butcher and Signer, specializing in common and preferred stocks, options, municipal and corporate bonds and GNMA's. During this period, he broadcast a daily television market comments program over the Financial News Network. Mr.
Newman received a B.S. degree in Business Administration from Syracuse University in 1970 and a J.D. degree from the University of Florida in 1973.

     Sam Norton, age 39, has served as a Director since 1992 and has served as Chairman of the Stock Compensation Committee since February 2000.

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

Item 10.  Executive Compensation

                                                                    Long Term Compensation
                                                            ------------------------------------
                         Annual Compensation                         Awards             Payouts
--------------------------------------------------------    -------------------------  ---------
(a)          (b)     (c)           (d)          (e)          (f)           (g)            (h)       (i)
                                                Other        Restricted    Securities
Name and                                        Annual       Stock         Underlying               All Other
Principal                                       Compen-      Award(s)      Options/       LTIP      Compen-
Position     Year    Salary ($)    Bonus ($)    sation ($)   ($)           SARs  (f)      Payouts   sation ($)
                                                                                                    (1)

G.           1996         -                                                                         5,280
Michael      1997         -                                                                         4,877
Swor,        1998    32,500                                                                         5,400
Chairman     1999    47,500                                                  20,000                 5,400
of the                                                                                    (6)
Board
and Chief
Executive
Officer
(2)

                                                                    Long Term Compensation
                                                            ------------------------------------
                         Annual Compensation                         Awards             Payouts
--------------------------------------------------------    -------------------------  ---------
(a)          (b)     (c)           (d)          (e)          (f)           (g)            (h)       (i)

Frank M.     1996         -
Clark        1997         -
President    1998    32,731                                  50,000         70,417
and CEO      1999    57,477                                  12,000         20,000
into 2000                                                                  (6)
(3)
-----------------------------------------------------------------------------------------------------------
Donald       1996         -
K.           1997    16,675                                  13,657
Lawrence     1998    57,278                                                 17,604
President    1999    57,499                                                170,000
and Chief                                                                  (6)
Operating
Officer
(4)
-----------------------------------------------------------------------------------------------------------
David        1999    38,795                     15,575       34,000         85,000
Collins,                                                                    (6)
Acting
Chief
Financial
Officer,
Treasurer
and
Secretary
(5)
--------------------------

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employee.

(2) Dr. Swor did not receive any salary prior to June 1998 at which time the Company and he executed an Employment Agreement for a salary of $60,000 per year. Other compensation includes life insurance paid by the Company.

(3) Mr. Clark executed an Employment Agreement with the Company in June 1998 for an annual salary of $60,000. As a signing bonus, Mr. Clark received 50,000 shares of restricted stock in the Company which is valued at $50,000 and options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.75 per share. The Company's options have no current trading value. Mr. Clark retired as President and Chief Executive Officer in January 2000. In April 1999, Mr. Clark received 12,000 shares of restricted Common Stock in lieu of salary due in the amount of $7,812.

(4) Mr. Lawrence executed an Employment Agreement with the Company in May 1997 for an annual salary of $50,000. Effective in January 1998, the salary of Mr. Lawrence was increased to $100,000 per year; however, he agreed to defer receipt of the additional amounts until a mutually agreed date. The Company began installment payments of the deferred amount on September 1, 1999. The Company has accrued $95,000 for amounts owed to Mr. Lawrence related to his compensation. As consideration for the acquisition of the assets of Endex, Mr. Lawrence received 250,000 shares of restricted stock in the Company. Such shares were valued at the asset value of $13,657. In June 1998, the Company granted Mr. Lawrence options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.75 per share. The Company's options have no current trading value. Mr. Lawrence was the Company's Executive Vice President during fiscal 1999.

(5) Mr. Collins is paid as a consultant for his services as Acting Chief Financial Officer prior to his receiving payments under the Staff Leasing arrangement. In April 1999, Mr. Collins received 34,000 shares of restricted Common Stock in lieu of consulting fees due in the amount of $23,410.

(6)  See Option Grants in the Last Fiscal Year Below

Option Grants in Last Fiscal Year

     The following table provides information regarding the grant of stock options during fiscal year 1999 to the named executive officers.

                            Individual Grants                            Potential realizable value at    Alternative to
                                                                         assumed annual rates of stock    (f) and (g):
                                                                         price appreciation for option    Grant date
                                                                         term                             value

Name        Number of     Percentage of     Exercise or    Expiration       5% $/sh (f)    10% $/sh (g)   Grant date
(a)         Securities    Total             base price     Date (e)                                       present value
            underlying    options/SAR'      ($/sh) (d)                                                    $/sh (f)
            Options/SA    s granted to
            R's           employees
            Granted       during fiscal
            (#) (b)       year (c)

G.           10,000        4.1%             $1.00          12/26/09         $1.63          $2.59          $1.00
Michael      10,000                         $1.00          12/31/08         $0.815         $1.295         $0.50
Swor
Frank M.     10,000        4.1%             $1.00          12/26/09         $1.63          $2.59          $1.00
Clark        10,000                         $1.00          12/31/08         $0.815         $1.295         $0.50

Donald K.    10,000       35.0%             $1.00          12/26/09         $1.63          $2.59          $1.00
Lawrence    150,000                         $1.00          05/24/09         $1.271         $2.02          $0.78
             10,000                         $1.00          12/31/08         $0.815         $1.295         $0.50
David        10,000       18.7%             $1.00          12/26/09         $1.63          $2.59          $1.00
Collins      65,000                         $1.00          01/18/09         $1.532         $2.435         $0.94
             10,000                         $1.00          12/31/08         $0.815         $1.295         $0.50

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values

     The following table provides information regarding the aggregate exercises of options by each of the named executive officers. In addition, this table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 1999, and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of the Company's Common Stock.

Year End Option Values for Executive Officers

Name               Exercised       Value Realized    No. of              Value of
                                                     Unexercised         Unexercised
                                                     Exercisable/        Exercisable/
                                                     Unexercisable       Unexercisable
---------------------------------------------------------------------------------------
G. Michael         0               0                 3,870,686/0          $2,678,849/0
Swor

Frank M. Clark     0               0                   220,000/0          $    3,432/0


Donald K.          0               0                   270,000/0          $    4,212/0
Lawrence

David Collins      0               0                    85,000/0          $    1,326/0
(1)

(1) Mr. Collins received options to purchase 75,000 shares of the Company's Common Stock prior to being appointed to the Board of Directors for consulting services rendered.

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

     Except for certain shares of the Company's Common Stock issued and sold and options granted to the nine (9) executive officers and/or directors of the Company as of December 31, 1999 in consideration for various cash, loans and services performed for the Company by each of them, and rent paid to a company controlled by Dr. Swor for the Company's facility, cash or non-cash compensation in the amount of $216,221 was awarded to, earned by or paid to executive officers or directors of the Company for all services rendered in all capacities to the Company since January 1, 1996.

     The Company has adopted an Employee Stock Option Plan and a Consultant Stock Option Plan.

Employee Contracts and Agreement

     The Company has an arrangement with Staff Leasing, a Florida licensed employee leasing company, and has entered into Employee Agreements with Dr. Swor and Mr. Lawrence and had an Employee Agreement with Mr. Clark prior to his retirement. Dr. Swor, Mr. Lawrence and Mr. Clark are or were treated as co-employees by Staff and the Company.

     The agreement with Dr. Swor was entered into on June 15, 1998. At that time, Dr. Swor was employed as the Treasurer and Medical Director of the Company at an annual salary of $60,000. The agreement initially was for a term of one
(1) year, which term is renewable year to year unless either party provides notice to the other within fourteen (14) days prior to the expiration that it seeks to terminate the agreement. Dr. Swor is required to devote such time as is required to fulfill his duties to the Company. Dr. Swor is reimbursed reasonable and necessary expenses incurred on behalf of the Company. Prior to the execution of this agreement, Dr. Swor received no salary for his services to the Company since its inception. Dr. Swor became Chief Executive Officer of the Company in February 2000.

     The agreement with Mr. Clark was entered into on June 15, 1998. At that time, Mr. Clark was employed as the President and CEO of the Company for an initial term of one (1) year at a salary of $60,000, which term is renewable year to year unless either party provides notice to the other within fourteen
(14) days prior to the expiration that it seeks to terminate the agreement. Mr. Clark is required to devote such time as is required to fulfill his duties to the Company. Mr. Clark is reimbursed reasonable and necessary expenses incurred on behalf of the Company. Mr. Clark received a signing bonus of 50,000 shares of restricted stock in the Company and was granted options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.75 per share. Mr. Clark retired as President and Chief Executive Officer in January 2000.

     The agreement with Mr. Lawrence was entered into on April 1, 1997. At that time, Mr. Lawrence was employed as the Marketing Director of the Company for an initial term of one (1) year at a salary of $50,000, which term is renewable year to year unless either party provides notice to the other within fourteen
(14) days prior to the expiration that it seeks to terminate the agreement. Effective in January 1998, the salary of Mr. Lawrence was increased to $100,000 per year; however, he agreed to defer receipt of the additional amounts until a mutually agreed date. The Company began installment payments of the deferred amount on September 1, 1999. The Company has accrued $95,000 for amounts owed to Mr. Lawrence related to his compensation. Commencing January 1, 1998, Mr. Lawrence became the Executive Vice President of the Company, and effective
February 1, 2000, Mr. Lawrence became the Company's President and Chief Operating Officer. Mr. Lawrence is required to devote such time as is required to fulfill his duties to the Company. Mr. Lawrence is reimbursed reasonable and necessary expenses incurred on behalf of the Company.

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

     The Board of Directors approved the Company's 2000 Stock Plan ("2000 Stock Plan") on February 7, 2000. The shareholders approved such plan at the Annual Meeting held on February 28, 2000. The 2000 Stock Plan is substantially similar to the 1999 Revised ESOP with the addition that the Stock Compensation Committee may grant awards of stock in addition to options and may grant awards and/or options to members of the Board of Directors upon assumption of a seat on the Board and upon reelection of awards of up to 25,000 shares and/or options to purchase up to 25,000 shares of the Company's Common Stock. The 2000 Plan is funded with 10,000,000 shares of Common Stock. This plan covers employees, Officers, Directors, consultants and advisors.

     Pursuant to the ESOP, the Company has granted options to purchase 4,166,316 shares of the Company's Common Stock representing proceeds on exercise of $1,320,722 under the 1994 ESOP, 708,329 shares of the Company's Common Stock representing proceeds on exercise of $708,329 under the 1998 Revised ESOP (without regard to the additional options to Dr. Saye which accrue at the rate of 8,333 per month after December 31, 1999) and 345,000 shares of the Company's Common Stock representing proceeds on exercise of $435,000 under the 1999 Revised ESOP to date as follows:

Employee                    Date Option    No. of Shares         Exercise Price Term
                            Granted        subject to Exercise                  Years

1994 ESOP (1)(2)
-----------------
G. Michael Swor (3)         07/21/94         3,850,686            $.317          7

Irwin Newman (4)            07/21/94            63,126            $.317          7

James D. Stuart             07/21/94            63,126            $.317          7

Samuel Norton               07/21/94            63,126            $.317          7

David Swor                  07/21/94            63,126            $.317          7

Thomas DeCesare (5)         07/21/94            63,126            $.317          7


1998 Revised ESOP(2)
---------------------
Frank M. Clark (6)          06/15/98           200,000            $1.00          7

Donald L. Lawrence (6)      06/15/98           100,000            $1.00          7

William B. Saye (7)         11/20/98           408,329            $1.00          7

1999 Revised ESOP (2)
----------------------
G. Michael Swor (3)         1/01/99             10,000            $1.00         10
                           12/27/99             10,000            $1.00         10

Frank M. Clark (6)          1/01/99             10,000            $1.00         10
                           12/27/99             10,000            $1.00         10

Donald L. Lawrence (6)      1/01/99             10,000            $1.00         10
                            5/25/99            150,000            $1.00         10
                           12/27/99             10,000            $1.00         10

David Collins (8)          12/27/99             10,000            $1.00         10


Irwin Newman (9)           6/30/99              25,000            $1.72         10
Sam Norton (9)             6/30/99              25,000            $1.72         10
Dr.  William Saye (9)      6/30/99              25,000            $1.72         10
James Stuart (9)           6/30/99              25,000            $1.72         10
David  Swor (9)            6/30/99              25,000            $1.72         10

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

(4) In addition to the options granted to Mr. Newman for 63,126 shares of the Company's Common Stock as a Director of the Company, options to purchase up to 315,630 shares of the Company's Common Stock were granted to Jenex Financial Services, Inc., a company of which Mr. Newman is the principal. Jenex is a financial service company which was issued the options under the Company's 1994 CSOP. Mr. Newman resigned from the Board in February 2000.

(5) Mr. DeCesare resigned as director on May 4, 1999 due to personal considerations.

(6) Each of these persons received their options as a bonus; Mr. Clark's as an additional incentive to join the Company as its CEO and Mr. Lawrence in consideration of outstanding services to the Company for the prior year. Although the options granted to Mr. Clark and Mr. Lawrence were exercisable at $1.75 per share, the Board of Directors on January 20, 1999 voted to reduce the exercise price to $1.00. Since the change was made after December 31, 1998, the original exercise price was used in the financial statements for purposes of determining weighted averages. In addition, the Board of Director at the January 1999 meeting increased the term of Mr. Clark's options from one (1) to seven (7) years. Messrs. Clark and Lawrence each received Non Incentive Stock Options under the 1999 Revised ESOP.

(7) Dr. Saye received 300,000 issued on November 20, 1998. Dr. Saye receives additional 100,000 options per year on a monthly basis. Accordingly, 8,333 options are attributable for the each month from December 1998 through December 1999. The exercise price for the options is $1.00 for year one, $1.50 for year two, $2.00 for year three and $2.50 for years 4 through 7.

(8) Prior to becoming a Director in January 1999, Mr. Collins had received options under the Company's CSOP for consulting services rendered. Mr. Collins received these options as Non Incentive Stock Options under the 1999 Revised ESOP.

(9) In June 1999, the Board granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $1.72 to each of its five
     (5) outside directors as a bonus for their service on the Board of Directors. The Company granted such options pursuant to Section 4(2) of the Act and Rule 506. These options are Non Incentive Stock Options under the 1999 Revised ESOP.

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

     In February 2000, the Board of Directors adopted and the shareholders approved the 2000 Stock Plan which covers consultants and advisors to the Company.

     Pursuant to the CSOP, the Company has granted options to purchase 346,115 shares of the Company's Common Stock representing proceeds of $110,779 to the Company under the 1994 CSOP, options to purchase 129,000 shares of the Company's Common Stock representing proceeds of $114,500 to the Company under the 1998 Revised CSOP and 312,500 shares of the Company's Common Stock representing proceeds of $312,500 under the 1999 Revised ESOP to date as follows:

Consultant/                 Date Option    No. of Shares         Exercise Price Term
Services Rendered           Granted        subject to Exercise                  Years
1994 CSOP(1)(2)

Danielle Chevalier          07/21/94         3,156                $.317          7
 For marketing assistance
 at conventions

Donna Haiduven              07/21/94        15,782                $.317          7
 For medical advisory and
 clinical studies

Jenex Financial Services
Inc. (3)                    07/21/94       315,630                $.317          7
 For financial advisory and
 corporate financing
 consulting services

Consultant/                 Date Option    No. of Shares         Exercise Price Term
Services Rendered           Granted        subject to Exercise                  Years

Leann Swor                  07/21/94        6,313                $.317           7
 For marketing assistance
 at conventions

Loren Schuman               07/21/94        4,734                $.480           7
 For marketing consulting
 services

Bruce Cohen                 01/24/95          500                $0.90           7
 Performed business
 valuations of acquisition
 candidates

1998 Revised CSOP (2)

Danielle Chevalier          01/01/98        2,000                $0.50           7
 For marketing assistance
 at conventions

Leann Swor                  01/01/98        2,000                $.050           7
 For marketing assistance
 at conventions

Stacy Quaid (4)             01/01/98       50,000                $0.50           7
 For assistance in
 becoming a reporting
 company

Mike Williams (4)           08/03/98       50,000                $1.00           7
 As a signing bonus

T.T. Communications         10/15/98       25,000                $1.50           7
 For investor relations
 services

1999 Revised ESOP (2)

David Collins (5)            1/01/99       10,000                $1.00          10
 For financial consulting    1/19/99       65,000                $1.00          10
 services

Mike Williams (6)(7)         1/01/99        5,000                $1.00          10
 As a performance bonus      1/08/99       50,000                $1.00          10
                            12/27/99       10,000                $1.00          10

Leann Lafko-Spofford (6)     1/01/99        5,000                $1.00          10
 As a performance bonus      1/08/99       50,000                $1.00          10

Consultant/                 Date Option    No. of Shares         Exercise Price Term
Services Rendered           Granted        subject to Exercise                  Years

Stacy Quaid (6)(7)           1/01/99         3,500               $1.00          10
 As a performance bonus      1/08/99        21,500               $1.00          10
                            12/27/99         5,000               $1.00          10

Eric Hill (6)(7)             1/01/99         3,000               $1.00          10
 As a performance bonus      1/08/99        25,000               $1.00          10
                            12/27/99        10,000               $1.00          10

Scott Heap, Ad-Vantagenet   01/8/99         20,000               $1.00          10
 For OASiS development
 services

Ray Villares, Ad-Vantagenet  01/8/99        20,000               $1.00          10
 For OASiS development
 services

Karen Arango            (8)  05/25/99        1,000               $1.00          10
 As a performance bonus

Bernice Gordon (8)           05/25/99        1,000               $1.00          10
 As a performance bonus

Ron Ley (9)                  12/03/99        2,500               $1.00          10
 As a performance bonus

Rick Smith (9)               12/03/99        2,500               $1.00          10
 As a performance bonus

Kim Conroy (7)               12/27/99        2,500               $1.00          10
 As a performance bonus

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

(3) These options were granted to Jenex in exchange for certain financial services provided to the Company. Mr. Newman, a former Director of the Company, is the principal of Jenex. Mr. Newman is deemed the beneficial owner of these options.

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

(7) In December 1999, the Company granted year-end options to purchase a total of 67,500 shares of the Company's Common Stock at an exercise price of $1.00 as a bonus for performance during fiscal 1999. Of such options, Dr. Swor, Mr. Clark, Mr. Lawrence and Mr. Collins, all officers of the Company, each were granted options to purchase 10,000 shares. The balance of 27,500 were granted to other employees .

(8) In May 1999, the Company granted options to purchase 170,000 shares of the Company's Common Stock at an exercise price of $1. If such options, Mr. Lawrence was granted options to purchase 150,000 shares in consideration of his efforts for the exploitation of OASiS, and two of his assistants each received options to purchase 1,000 shares. The Company granted such options pursuant to Section 4(2) of the Act and Rule 506.

(9) In December 1999, the Company granted options to purchase a total of 5,000 shares of its Common Stock at an exercise price of $1.00 to two outside consultants. The Company granted such options pursuant to Section 4(2) of the Act and Rule 506.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors. As part of the 2000 Stock Plan approved by the Board of Directors and shareholders, the Stock Compensation Committee may grant awards of stock in addition to options and may grant awards and/or options to members of the Board of Directors upon assumption of a seat on the Board and upon reelection of awards of up to 25,000 shares and/or options to purchase up to 25,000 shares of the Company's Common Stock. The 2000 Plan is funded with 10,000,000 shares of Common Stock.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of December 31, 1999, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of     Title of        Amount and Nature of    Percent of
   Beneficial Owner     Class           Beneficial Owner        Class
---------------------------------------------------------------------------
Dr. G. Michael Swor     Common          3,763,890 (2)           25.93%

Frank M. Clark          Common             62,000 (3)             .43%

Donald K. Lawrence      Common            250,000 (4)            1.72%

James D. Stuart         Common            730,198 (5)            5.03%

Irwin Newman (7)        Common                -0-                 -0-

Sam Norton              Common            103,400 (7)             .71%

David Swor              Common            523,445 (7)            3.61%

Dr. William B. Saye     Common             50,000 (7)             .34%

David Collins           Common             34,000 (3)             .23%

All Executive Officers and Directors    5,516,933               38.00%
as a Group (nine(9) persons)
----------

(1) The percentages are based upon 14,515,373 shares of Common Stock outstanding, not including the 6,000 shares to Ten Peaks for which the Company is obligated, but has not delivered due to its belief that Ten
     Peaks has failed to perform. In addition to the shares owned by the Executive Officers and Directors, said officers and directors own (including those beneficially held) options to purchase 5,497,149 shares of the Company's Common Stock (without regard to the additional options to Dr. Saye which accrue at the rate of 8,333 per month after December 31, 1999) pursuant to Employee and Consultant Stock Option Plans adopted in 1994, 1998 and 1999. In the event all such options to purchase were exercised, this group would own a total of 110,140,082 shares of the Company's Common Stock which would represent 55.04% of the total shares of Common Stock outstanding. Under the 1994 ESOP, 1998 Revised ESOP and 1999 Revised ESOP, none of these options may be exercised within 60 days.

(2) This includes 631,260 owned by Dr. Swor's wife of which he is deemed the beneficial owner.

(3) In April 1999, Mr. Clark and Mr. Collins received 12,000 and 34,000 shares, respectively, of the Company's restricted Common Stock in lieu of salary in the amount of $7,812 due to Mr. Clark and consulting fees equal to $23,410 due to Mr. Collins.

(4) Mr. Lawrence received his shares of restricted Common Stock as part of the acquisition of all of the assets of Endex by the Company.

(5) These shares are a portion of the 816,619 shares which Mr. Stuart received as a gift from Dr. Swor in 1996.

(6) Mr. Newman resigned in February 2000 without requesting that the Company disclose his reasons.

(7) Each of these Directors purchased 50,000 shares of the Company's restricted Common Stock and warrants to purchase 25,000 shares of the Company's restricted Common Stock exercisable at the price of $1.00 for a term of five (5) years on the same terms as other investors in a self- directed private placement commenced by the Company in April 1999.

Item 12.  Certain Relationships and Related Transactions

     The Company has a line of credit in the amount of $100,000 which expires in May 2017 and is guaranteed by Dr. Swor and his wife. In fiscal 1999, the line of credit has been used to fund operations on a short term basis; however, $-0- was outstanding as of December 31, 1999. During 1999, Dr. Swor advanced additional funds to the Company. As of December 31, 1999, those advances totaled $52,500. Dr. Swor has a year to year employment contract with the Company.

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

     In November 1998, the Company entered into a seven (7) year collaborative agreement with Dr. William B. Saye, the Medical Director and CEO of the Advanced Laparoscopy Training Center in Marietta, Georgia ("ALTC") under which the Company acquired the "digital rights" of ALTC and the resulting amalgam as it relates to surgical education and marketing rights to the ALTC database. Under this agreement, Dr. Saye became a member of the Company's Board of Directors and agreed to act as the Medical Director of ALTC VirtualLabs. Dr. Saye is to be compensated for travel expenses and will be paid an honorarium of $2,500 per day when his services are requested by Surgical. In addition, Dr. Saye was awarded stock options to purchase up to 1,000,000 shares of the Company's Common Stock over the period, 300,000 of which were issued upon the execution of the agreement, and the balance of which are issuable monthly for which 99,996 were granted in fiscal 1999. The intention of the agreement is that any educational activity involving ALTC or Dr. Saye on the Internet or other digital presence would be the property of and under the control of Surgical.

     In January 1999, the Company granted options to purchase 10,000 shares of the Company's Common Stock at $1.00 pursuant to the 1999 Revised Stock Option Plan ("1999 Revised ESOP") to each of Frank Clark, Donald Lawrence and Michael Swor, respectively the Company's President, Vice President and Treasurer. Prior to becoming a Director of the Company and assuming the position of Acting Chief Financial Officer, David Collins was granted options to purchase a total of 75,000 shares of the Company's Common Stock at $1.00 for consulting services rendered pursuant to the 1999 Revised ESOP. The granted such options under
Section 4(2) of the Act and Rule 506.

     In April 1999 the Company commenced a self-directed private placement offering of its restricted Common Stock and warrants for which it received gross proceeds of $475,000, for which Directors Sam Norton, David Swor and Dr. Saye each purchased 50,000 shares and were granted warrants to purchase 25, 000 shares on the same terms as outside investors. Pursuant to such offering, a total of 950,000 shares of restricted Common Stock were issued and warrants to purchase 475,000 shares of the Company's restricted Common Stock at an exercise price of $1.00 exercisable within five (5) years were granted. Three directors purchased shares under this offering. The Company conducted this offering pursuant to Section 4(2) of the Act and Rule 506. No offering memorandum was used in connection with this offering. Rather investors were provided with access to the Company's Registration Statement on Form 10-SB, as amended, its Form 10-K and its Form 10Q for the 1st Quarter 1999, all of which are filed with the SEC.

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

     In May 1999, the Company granted options to purchase 170,000 shares of the Company's Common Stock at an exercise price of $1. If such options, Mr. Lawrence was granted options to purchase 150,000 shares in consideration of his efforts for the exploitation of OASiS, and two of his assistants each received options to purchase 1,000 shares. The Company granted such options pursuant to Section 4(2) of the Act and Rule 506.

     In June 1999, the Board granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $1.72 to each of its five (5) outside directors as a bonus for their service on the Board of Directors. The Company granted such options pursuant to Section 4(2) of the Act and Rule 506.

     In December 1999 the Company issued 10,000 shares of its restricted Common Stock. Originally, the Company granted three (3) consultants a total of 12,500 shares, one person was granted 7,500 shares the Company's restricted Common Stock for his work with the Company's patents, one person was granted 2,500 shares of restricted Common Stock for his work on OASiS, and the third, a nurse at SMH, was granted 2,500 shares of restricted Common Stock for her work on OASiS. However, the nurse at SMH declined, stating that such grant would not be appropriate under SMH policy and such issuance was not made. The issuance was made pursuant to Section 4(2) of the Act and Rule 506.

     In December 1999, the Company granted options to purchase a total of 5,000 shares of its Common Stock at an exercise price of $1.00 to two outside consultants. The Company granted such options pursuant to Section 4(2) of the Act and Rule 506.

     In December 1999, the Company granted year-end options to purchase a total of 67,500 shares of the Company's Common Stock at an exercise price of $1.00 as a bonus for performance during fiscal 1999. Of such options, Dr. Swor, Mr. Clark, Mr. Lawrence and Mr. Collins, all officers of the Company, each were granted options to purchase 10,000 shares. The balance of 27,500 were granted to other employees .

     In December 1999, the Company executed the TK Loan Commitment with TK, as Agent and Lender, whereby TK agreed to make loans to the Company of up to $5,000,000 in installments for a period commencing with the date of the agreement and ending on November 30, 2002. The TK Loan Commitment permits instalments aggregating $500,000 in any 90-day period. The proceeds of the loan are to pay agent fees and for working capital purposes. The TK Loan Commitment provides that the offering has been conducted under Regulation S of the Act. Under the terms of the TK Loan Commitment, each installment is supported by a convertible note and security agreement and the Agent and Lender are granted warrants to purchase shares of the Company's Common Stock. Prior to each instalment, the Company is obligated to escrow shares under the terms of an escrow agreement. The convertible note bears interest at 8% per annum and may be prepaid at any time. The note is convertible at any time at the option of TK at the higher of (i) $.375 or (ii) the lower of $.8203 or 75% of the closing bid price of the Company's Common Stock on the conversion date. The security agreement grants TK a security interest in all of the Company's equipment, inventory, accounts, contract rights, chattel paper and instruments, and the proceeds of any of the collateral. Both the Lender's and the Agent's warrants are exercisable at $1.09375 per share, subject to defined adjustments. The warrants are exercisable 20% immediately and at the rate of an additional 1% for each $25,000 of principal borrowed. The Company was obligated to issue 2,700,000 shares of its Common Stock to be held in escrow for the potential conversion under the notes or exercise of the warrants. TK acts as escrow agent for the shares and is authorized to release such shares upon receipt of a notice of note conversion notice or warrant exercise. The Company granted TK registration rights and was obligated to file a Form S-3 within sixty (60) days of the agreement, initially to cover 20,038,097 shares. The Company filed the Form S-3 with the Securities and Exchange Commission on March 2, 2000. In the event the Company's registration statement is not declared effective within 120 days of a specified deadline, the Company is required to pay a penalty equal to 2% of the principal amount of the loans outstanding. Under the terms of the TK Loan Commitment, an initial loan of $650,000 was made on December 30, 1999, the Lender was granted a warrant to purchase 3,428,571 shares and the Agent was granted a warrant to purchase 1,142,857 shares. The issuance of the securities was made pursuant to Regulation S of the Act.

     In February 2000, the Company executed an Investment Banking Services Agreement with Dunwoody Brokerage Services Inc. d/b/a Swartz Institutional Finance ("Swartz"). Under the agreement, Swartz has agreed to introduce entities to the Company for potential strategic partnerships, licensing arrangements, mergers, acquisitions, investments or funding. For such services, Swartz will receive a scaled fee based upon the value of any completed transaction. Said fee is payable in cash or stock at Swartz's option and by the issuance of warrants, the number of which is based upon the fee divided by the market price of the Company's Common Stock. There is no obligation on the part of the Company to accept any transaction offered by the Swartz to the Company.

     In February 2000, the Company executed a Consulting Agreement with Global Development Advisors, Inc. ("GDA")). Under the agreement, GDA will provide business and marketing consulting services, assist in the implementation of a strategic plan and assist, coordinate and monitor the Company's investor relations program. The agreement is for a term of six (6) months and may be extended by the Company. In lieu of cash payments for services, GDA has agreed to accept 50,000 shares of the Company's Common Stock under the Company's 2000 Stock Plan approved by its shareholders on February 28, 2000 and options to purchase an additional 50,000 shares at an exercise price of $1.09. The issuance was made pursuant to Section 4(2) of the Act and Rule 506.

Item 13.  Exhibits and Reports on Form 8-K

            (a)         Exhibits

Item No.            Description
--------            --------------
3.(I).1             Articles of Incorporation of Surgical Safety Products, Inc.,
                    a Florida corporation filed May 15, 1992 [1]

3.(I).2             Articles of Amendment filed December 9, 1992 [1]

3.(I).3             Articles of Amendment filed July 19, 1994 [1]

3.(I).4             Articles of Amendment filed October 11, 1994 [1]

3.(I).5             Articles of Incorporation of Sheffeld Acres, Inc, a New York
                    Corporation filed May 7, 1993 [1]

3.(I).6             Articles of Merger filed in the State of Florida October 12, 1994 [1]

3.(I).7             Certificate of Merger filed in the State of New York
                    February 8, 1995 [1]

3.(I).8             Certificate to Do Business in the State of Florida filed April
                    11, 1995 [1]

3.(I).9             Certificate of Amendment filed May 1, 1998 [1]

3.(I).10            Certificate of Amendment filed February 28, 2000 [7]

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

10.13 Agreement for Consulting Services with Stockstowatch.com Inc., dated March 30, 1988 [1]

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

10.23 Agreement between the Company and U.S. Surgical Corporation dated October 28, 1998. [2]

10.24               Collaborative Agreement between the Company and Dr. William
                    B. Saye dated November 16, 1998. [2]

10.25               Kiosk Information System, Inc. Purchase Order dated November
                    3, 1998 [2]

10.26               Surgical Safety Products 1999 Stock Option Plan adopted
                    January 1999 [2]

10.27               Form of the Employee Option Agreement under the Surgical
                    Safety Products 1999 Stock Option Plan dated January 1999[2]

10.28 Form of the Director, Consultant and Advisor Option Agreement under the Surgical Safety Products 1999 Stock Option Plan dated January 1999 [2]

10.29               Verio, Inc. Access Service Agreement dated February 16, 1999.[2]

10.30               Form of Investor Subscription Documents and Agreements relative to the April 1999 Self Directed Private Placement Offering under
                    Rule 506 of Regulation D. [3]

10.31               Form of the Warrant issued pursuant to the April 1999 Self
                    Directed Private Placement Offering under Rule 506 of Regulation D.[3]

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

10.34               Agreement dated May 1999 with Ten Peaks Capital Corp. [4]

10.35               Private Partner Network Agreement dated July 30, 1999 with US
                    Surgical [5]

10.36               Staff/Client Leasing Agreement dated October 16, 1999, as amended
                    September 15, 1999 [5]

10.37               Agreement dated July 15, 1999 with Triton Capital Inc.[6]

10.38               Effective December 30, 1999, Loan Agreement, Note, Security
                    Agreement, Lender's Warrant, Agent's Warrant, Registration Rights
                    Agreement and Escrow Agreement relative to the December 1999 transaction with Thomson Kernaghan & Co., Inc. and Amendment thereto. [7]

10.39               Effective January 3, 2000 IBM Customer Agreement and Statement of Work. [7]

10.40       *       Investment Banking Services Agreement dated February 2, 2000 with Dunwoody
                    Brokerage Services Inc.

10.41       *       Consulting Agreement dated February 15, 2000 with Global Development Advisors
                    Inc.

10.42       *       Surgical Safety Products 2000 Stock Option and Aware Plan

13.1        *       Definitive Proxy Statement filed February 28, 2000

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

[3] Previously filed with the Company's Form 10QSB for the Quarter ended March 30, 1999

[4] Previously filed with the Company's Form 10QSB for the Quarter ended June 30, 1999

[5]  Previously filed with the Company's Amendment No. 2 to the Form 10SB

[6] Previously filed with the Company's Form 10QSB for the Quarter ended September 30, 1999

[7]  Previously filed with the Company's Form S-3 on March 2, 2000.

*    Filed herewith

(b)Reports on Form 8K

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



                              Surgical Safety Products, Inc.
                              (Registrant)



Date: March 30, 2000         By:/s/ Dr.  G.  Michael Swor
                             ------------------------------
                             Dr.  G.  Michael Swor
                             Chief Executive Officer


                             By:/s/ Donald K. Lawrence
                             ------------------------------
                             Donald K. Lawrence
                             President and Chief Operating Officer


                             By:/s/ David Collins
                             ------------------------------
                             David Collins
                             Acting Chief Financial Officer, Treasurer and Secretary

            Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                         Title                                         Date
- ---------                       -----                                         ----

/s/ G.  Michael Swor              Chairman of the Board                         March 30, 2000
- -------------------------       and Chief Executive Officer
 G. Michael Swor

/s/ Frank M.  Clark               Director                                      March 30, 2000
- -------------------------
 Frank M. Clark

/s/ David Collins                 Acting Chief Financial Officer,                March 30, 2000
- -------------------------       Treasurer, Secretary and Director
 David Collins                    (principal financial or accounting officer)

/s/ Donald K.  Lawrence           President, Chief Operating Officer            March 30, 2000
- -------------------------       And Director
 Donald K. Lawrence

/s/ James D. Stuart               Director                                      March 30, 2000
- -------------------------
 James D. Stuart

 /s/ Sam Norton                   Director                                      March 30, 2000
---------------------------
 Sam Norton

 /s/ David Swor                   Director                                      March 30, 2000
---------------------------
 David Swor

 /s/ William B. Saye              Director                                      March 30, 2000
---------------------------
 William B. Saye

[SIGNATURE PAGE 10-KSB 12/31/99]