Form 10QSB
period 2000-03-31
SURGICAL SAFETY PRODUCTS INC
filed 2000-05-15
CIK 1063530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended:   March 31, 2000

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


Copies of Communications Sent to:

                                 Mercedes Travis, Esq.
                                 Mintmire & Associates
                                 265 Sunrise Avenue, Suite 204
                                 Palm Beach, FL 33480
                                 Tel: (561) 832-5696; Fax: (561) 659-5371

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

           As of March 31, 2000, there are 14,515,373 shares of voting stock of the registrant issued and outstanding [and, in addition, the Company was obligated to issue 50,000 shares under the Consulting Agreement with Global Development Advisors, Inc. on March 31, 2000, but had not issued the shares by that date].

                                     PART I

Item 1.                Financial Statements


Condensed Balance Sheets                                         F-1
Condensed Statements of Operations                               F-3
Condensed Statements of Cash Flows                               F-4
Notes to the Financial Statements                                F-6

                          SURGICAL SAFETY PRODUCTS, INC

                            CONDENSED BALANCE SHEETS



                                             (Unaudited)
                                              March 31,                  December 31,
                                                 2000                        1999
                             Assets

Current Assets
  Cash                                     $         566,812        $         516,799
  Trade receivables                                  146,554                   17,086
  Prepaid expenses and deposits                      159,862                  118,569
                                             ---------------          ---------------
    Total current assets                             873,228                  652,454
                                             ---------------          ---------------

Property and equipment, net                          189,306                  203,533
                                             ---------------          ---------------

Other Assets
  Intangible assets, net                             553,653                  270,487
  Software development costs, net                    147,152                  139,382
  Other assets                                        10,250                   10,250
                                             ---------------          ---------------
    Total other assets                               711,055                  420,119
                                             ---------------          ---------------



Total Assets                               $       1,773,589        $       1,276,106
                                             ===============          ===============

                          SURGICAL SAFETY PRODUCTS, INC

                            CONDENSED BALANCE SHEETS
                                     (cont.)

                                            (Unaudited)
                                              March 31,                December 31,
                                                   2000                    1999
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued              $        247,306        $         438,057
expenses
Line of Credit                                       100,000                  100,000
  Notes payable - related parties                     52,500                   52,500
    Total current liabilities                        399,806                  590,557

Long-Term Liabilities
   Notes payable                                   1,300,000                  650,000
    Total Liabilities                              1,699,806                1,240,557


Stockholders' Equity
  Common stock, $.001 par value,
    100,000,000 shares authorized;
   14,565,373 and 14,515,373 shares
issued and outstanding in 2000
   and 1999  respectively                             14,566                   14,516
   Common stock held in escrow                       (2,700)                  (2,700)
  Additional paid-in capital                       3,279,055                2,804,020
  Accumulated deficit                            (3,217,138)              (2,780,287)
    Total stockholders' equity                        73,783                   35,549



Total Liabilities and Stockholders'         $      1,773,589        $       1,276,106
Equity                                      -----------------       ------------------










                     The accompanying notes are an integral
                       part of these financial statements.

                          SURGICAL SAFETY PRODUCTS, INC

                       CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                             2000                        1999
                                                      -------------------          ----------------
Revenue
    Revenue                                          $            135,656         $          39,577
                                                      -------------------          ----------------

Costs and expenses
  Cost of medical products sold                                       108                       261
  Operating expenses                                              376,633                   138,984
  Research and development expenses                                14,345                     6,667
  Interest expense                                                181,421                     1,521
                                                      -------------------          ----------------
    Total costs                                                   572,507                   147,433
                                                      -------------------          ----------------

Net loss before income taxes                                    (436,851)                 (107,856)

Provision for income taxes                                               -                         -

                                                      -------------------          ----------------

Net loss                                             $          (436,851)         $       (107,856)
                                                      ===================          ================

Net loss per share                                   $            (0.038)         $         (0.010)
                                                      ===================          ================









                          The accompanying notes are an
                             integral part of these
                              financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                         2000                          1999
                                                                 -------------------          --------------------
Cash Flows From Operating Activities
  Net loss                                                      $          (436,851)         $           (107,856)
  Adjustments to reconcile net loss to cash
    used in operating activities
      Depreciation and amortization                                           43,350                        29,905
      Common stock and options issued for services                            24,284                             -
      Stock option compensation expense                                                                   (91,113)
      Interest expense - issuance of convertible debt                        167,143                             -
      Decrease (increase) in operating assets
        Receivables                                                        (129,468)                      (20,634)
        Prepaid expenses and deposits                                         10,980                             -
      Increase (decrease) in operating liabilities
        Accounts payable and accrued expenses                              (190,751)                        45,570
          Total adjustments                                                 (74,462)                      (36,272)
            Net cash used in operating activities                          (511,313)                     (144,128)

Cash Flows From Investing Activities
  Furniture and equipment purchased                                          (3,056)                      (25,937)
  Software development additions                                            (15,618)                      (41,126)
    Net cash used in investing activities                                   (18,674)                      (67,063)

Cash Flows From Financing Activities
  Proceeds from related party loans                                                -                        70,000
  Repayments on line of credit, net                                                -                       100,000
  Financing and loan costs                                                  (70,000)
  Proceeds from long-term debt                                               650,000                             0
    Net cash provided by financing activities                                580,000                       170,000

Net increase (decrease) in cash                                               50,013                      (41,191)
Cash at beginning of year                                                    516,799                        41,191
Cash at end of year                                             $            566,812         $                  -

                                                                         2000                          1999
                                                                 -------------------          --------------------

Supplemental Cash Flow Information:
  Cash paid for interest                                         $            -              $         1,521


For purposes of the statement of cash flows, management considers all deposits and financial instruments with original maturities of less than three months to be cash and cash equivalents.

Material non-cash transactions not reflected in the statement of cash flows include:

For the Quarter Ended March 31, 2000
-------------------------------------
- Common stock issued for $52,273 of prepaid investment services - Deferred financing costs of $231,385 related to the issuance of warrants in conjunction with issuance of notes payable.


For the Quarter Ended March 31, 1999
-------------------------------------
 - The Company received fixed assets in the amount of $58,700 for which it had recorded deposits of such amount at December 31, 1998








                          The accompanying notes are an
                             integral part of these
                              financial statements.

Note 1 - Accounting Policies

Basis of Presentation

The condensed financial statements of Surgical Safety Products, Inc. (Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any other period or for the full year.

In the opinion of Company's management, the accompanying unaudited financial statements contain all adjustments, consisting of only normally recurring adjustments, necessary to present fairly the financial positions of March 31, 2000, the results of operations and cash flows for the three months ended March 31, 2000 and March 31, 1999, except as noted in Note 2.

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

Reclassifications

Certain   reclassifications  have  been  made  in  the  prior  year's  financial statements to conform to the current period presentation.

Note 2 - Stock Compensation Expense

During fiscal year 1998, the Company issued stock options with an exercise price that was below market price to certain of its employees. Accordingly, the Company recorded $91,113 of compensation expense related to the issuance for the year ended December 31, 1998.

In the first quarter of 1999, the Company canceled these stock options and issued options with an exercise price above that of market. Accordingly, the Company decreased its payroll expense by $91,113 for the cancellation of these options for the quarter ended March 31, 1999.

Note 3 - Subsequent Event

On April 28, 2000, the investment banking firm which holds the outstanding notes payable converted $102,630 of outstanding principal and interest into 182,453 shares of common stock pursuant to the convertible secured line of credit agreement dated December 20, 1999.

Item 2. Management's Discussion and Analysis of Results of Operations.

General

           The Company's (OTC BB: SURG) overall mission is the research, development, production and distribution of innovative products and services for healthcare. Consisting of both traditional products and innovative business-to-business e-solutions, the common goal is a safer and more efficient environment for healthcare workers, manufacturers and patients. Originally formed as a medical device company, Surgical shifted focus to being an e-company when the Company's management recognized an untapped market niche: responding to the critical need for immediate communication and access to information in healthcare.

           Now, the Company operates two divisions providing products and services to the medical industry. The Information Systems Division through its Oasis@work product line provides business-to-business on-demand safety and efficiency driven e-business and information for healthcare workers. The Medical Products and Services Division develops, manufactures and distributes medical devices.


About Oasis@work

           The Oasis@work strategy is healthcare e-business content aggregation and applications integration through a virtual private network. It links the entire healthcare continuum, which includes healthcare workers, administration, patients, and healthcare and pharmaceutical manufacturers. Oasis@work is a true healthcare data center with multiple access points. It is an Internet-based virtual private network consisting of points-of-access via intranets, the Internet, internet appliances, and through TouchPorts located throughout healthcare facilities across the country. TouchPorts(TM) are user-friendly touch-access internet appliances which allow healthcare professionals access to high quality clinical reference and agency mandated information services.



 Corporate Developments

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



           In December 1999, the Company executed a Loan Agreement with Thomson Kernaghan & Co., Ltd. ("TK"), as Agent and Lender, whereby TK agreed to make loans to the Company of up to $5,000,000 in installments for a period commencing with the date of the agreement and ending on November 30, 2002 (the "TK Loan Commitment"). Under the terms of the TK Loan Commitment, each installment is supported by a convertible note and security agreement and the Agent and Lender are granted warrants to purchase shares of the Company's Common Stock. Further, 2,700,000 shares are held by TK in escrow for the potential conversion under the notes or exercise of the warrants. Under the terms of the TK Loan Agreement, an initial loan of $650,000 was made on December 30, 1999. On March 31, 2000 the Company received a second installment under the TK Commitment in the amount of $650,000. On April 28, 2000, TK elected to convert $100,000 of outstanding principal and $2,630 of the accrued interest into shares of Common Stock at a price of $0.5625 per share which represents 182,453 shares. The Company granted TK registration rights and was obligated to file a Form S-3 within sixty (60) days of the agreement. The Company filed a registration statement on Form S-3 on March 2, 2000 covering initially 20,038,097 shares of its Common Stock. The issuance of the securities was made pursuant to Regulation S of the Act. The Form S-3 registration statement was declared effective on April 11, 2000.

           The TK Loan Commitment, as draw downs are taken and as interest accrues, will increase the long term debt of the Company. The Company has entered into consulting agreements with several other potential funding sources; however, to date, has not concluded terms for any financing which it feels appropriately meets the requirements of the Company under such agreements. With the TK Loan Commitment and in the event additional debt is raised, it will incur future interest expense. The TK Loan Commitment, if fully converted and all warrants are exercised will dilute the interest of existing shareholders and in the event additional equity is raised, management may be required to dilute the interest of existing shareholders further or forgo a substantial interest in revenues, if any. In the event that the Company is successful in securing additional debt financing, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both.



           On February 29, 2000, the Company entered into a contract with Steel Beach Productions, Inc. ("Steel Beach") to design, develop, implement and test the OASiS Version 3.0 web based application. The contract is for a total of $160,100 and is to be paid $80,500 in cash and $80,500 in stock options. The Company paid a deposit of $20,012.50 and the balance is to be paid upon delivery of the prototype, preliminary product and final product. The options are due at the time of delivery of the final product. The common stock option number will be calculated based on the average closing share price ("ACSP") in the twenty
(20) days of trading prior to deliver of the final product. The exercise price will be 50% of the twenty (20) day average closing price as quoted on the OTC BB. The number of options issued will be calculated by multiplying $80,050 times two (2) and dividing by the ACSP. The options are to have a term of five (5) years and are to conform to Company's consultant option policy as far as additional terms and details. This agreement with Steel Beach replaces two earlier agreements; specifically, one agreement for Version 2.0 dated December 30, 1999 in the amount of $37,800 in cash and $37,800 in stock options, and one agreement for Version 3.0 dated December 30, 1999 in the amount of $42,250 in cash and $42,250 in stock options. All efforts expended by Steel Beach Productions under these two earlier contracts are compensated under the terms of this agreement. The Company retains all propriety rights in the application. Steel Beach is responsible for its own costs and expenses. The agreement may be canceled by either party on thirty (30) days written notice.



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

Since inception through December 31, 1999, the Company has generated cumulative losses of approximately $2,780,000. Although the Company has experienced a significant percentage growth in revenues from fiscal 1992 to fiscal 1999, the Company does not believe prior growth rates are indicative of future operating results, especially in light of the contracts with US Surgical and IBM Global to assist in the exploitation of OASiS@works. Due to the Company's operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. Moreover, the Company expects to continue to incur operating losses through at least the first half of 2000, and there can be no assurance that losses will not continue after such date. As of the date hereof the Company has completed installations of fifteen (15) units in seven (7) hospitals.



           As discussed in the independent auditors' report, the operating losses incurred by the Company raise doubt about its ability to continue as a going concern. In addition, with the implementation of its agreements with US Surgical and IBM Global and/or with the establishment of one or more strategic alliances in addition to US Surgical and IBM Global, the Company expects to experience a period of growth, which requires it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in the areas of (i) customer service to provide technical support for the hospitals where installations are located and (ii) technical staff to make changes requested by those hospitals. This will result in significantly higher operating expenses. The increase in operating expenses is expected to be partially funded by an increase in revenues. However, the Company's net loss may continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its sales and marketing, research and development, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.



           The Company's plan of operations for the next twelve months is to focus on building revenue from the installation of the OASiS system in the hospitals designated by US Surgical and to install additional OASiS systems in hospitals not under the US Surgical agreement. Additionally, the Company intends to install the inservice modules from US Surgical and other medical product manufacturers at both the US Surgical and the other hospitals. The Company also is aggressively seeking strategic alliances with targeted industry partners such as manufacturers of devices, manufacturers of pharmaceuticals, professional organizations such as nursing associations and hospital group purchasing organizations and integrated health networks.

           The Company estimates that revenues will be sufficient to fund ongoing operations at the current level when the number of OASiS installations reaches approximately 100 to 125 and the total number of inservice modules reaches approximately 150. The Company already has 40 inservice modules under the US Surgical agreement and is in discussion with various manufacturers interested in using OASiS to inservice more than 50 of their products.



           In the short term, to fund operations through the first half 2000, the Company will seek to draw upon the funds available under the TK Commitment, to seek additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current anticipated agreements. Currently, the Company has available its existing lines of credit and has begun hiring additional personnel. Provided that the TK Commitment and other funding is available when needed, the Company believes that it can meet its capital needs through year end. There can be no assurance that the Company will be successful in these efforts.



           As discussed in Note 10 to the Financial Statements, if the financing referred to above is not secured, the recoverability of the recorded asset amounts may be impaired.



           In 2000, the Company will require between $8 and $9 million in additional capital in the form of debt or equity to fund the continued expansion of the OASiS system and its development to meet increased demand and to implement its plans for increased marketing of its medical device products. Under the TK Commitment, $3,700,000 remains available under the terms of the agreement. The Company has met with several venture capital firms, investment bankers, factoring companies and traditional lending sources, each of whom have expressed early interest and many of whom are awaiting the conclusion of the testing period. Other than the TK Commitment, the Company has accepted no definite offer from any other source. There can be no assurance that such long-term financing will be available to the Company or that it will be on terms that the Company may seek.



Results of Operations for the Three Months Ended March 31, 2000 and 1999.



Overview



           From its inception, the Company has incurred losses from operations. As of March 31, 2000, the Company had cumulative net losses totaling approximately $3,217,000. During fiscal 1999, management shifted its focus to aggressively marketing its proprietary products, especially those associated with OASiS@works.

Financial Position



           Working capital as of March 31, 2000 was $473,422, as compared to working capital of $61,897 at December 31, 1999. This increase is primarily due to additional borrowings on the TK Commitment.



Revenues



           For the three months ended March 31, 2000 and 1999, the Company had total revenues of $135,656 and $39,577, respectively. For the three months ended March 31, 2000, revenues were comprised primarily of the payments received for Oasis unit rentals and inservice modules. The increase of $96,079 or 242% is due to revenue from the 1999 launch of Oasis.



Selling, General, and Administrative Expenses



           For the three months ended March 31, 2000, operating expenses increased by $237,649 or 171% from $138,984 for the three months ended March 31, 1999. This increase is primarily related to marketing support expenditures to sustain the launch of the Company's OASiS system. In accordance with the Company's marketing plan for fiscal 2000, expenses related to promotion, trade shows, and conventions were increased to enhance the industry awareness of the company's products and services.



           In the past, the Company has focused on the design and development of proprietary products. For fiscal 2000, the Company has launched an aggressive marketing plan that is designed to increase worldwide sales of its products. Surgical believes that the increased operating expenses incurred during the three months ended March 31, 2000 will position the Company to generate increased revenue in the 2000 fiscal year.



Liquidity and Capital Resources



           The financial condition, liquidity and capital resources of the Company should be assessed in context with the ability of the Company to continue as a going concern as discussed in the independent auditors' report.



           The Company's operations have been funded primarily from the $1,300,000 proceeds of draw downs under the TK Commitment completed in the fourth quarter 1999 and from cash flow of approximately $150,000 from licensing fees for the OASiS units and partnership fees during the nine months ended March 31, 2000. This allowed the Company to purchase OASiS hardware for installation, enhance its OASiS software and fund current operations. At March 31, 2000, the Company has a $566,812 cash position.



           In addition to the balance of $3,700,000 available under the TK Commitment, the Company has a line of credit in the amount of $100,000 that expires in May 2017 and is guaranteed by Dr. Swor. In the past, the line of credit also has been used to fund operations on a short-term basis and $100,000 is currently outstanding.



           Net cash used for investing for the three months ended March 31, 2000 was approximately $19,000, representing primarily enhancements to the current version of OASiS.


           In the short term, to fund operations through the balance of fiscal 2000, the Company will be required to make additional draw downs under the TK Commitment, seek additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current agreements. Additionally, the Company may be required to utilize its existing lines of credit. Provided that additional funding is secured, the Company believes that it can meet its capital needs through year end. There can be no assurance that the Company will be successful in these efforts.



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


           At such meeting the shareholders:


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



Item 5.  Other Information

           None



Item 6.  Exhibits and Reports on Form 8-K



     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.      Description
-----------      --------------------------------------------------------------------

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

10.39            Effective January 3, 2000 IBM Customer Agreement and Statement of Work. [7]

10.40            Investment Banking Services Agreement dated February 2, 2000 with Dunwoody
                 Brokerage Services Inc. [8]

10.41            Consulting Agreement dated February 15, 2000 with Global Development
                 Advisors Inc. [8]

10.42            Surgical Safety Products 2000 Stock Option and Aware Plan [8]

10.43      *     Agreement with Steel Beach Productions dated February 29, 2000.

13.1             Definitive Proxy Statement filed February 28, 2000 [8]

27.1       *     Financial Data Sheet

------------------------

[1]  Previously filed with the Company's Form 10SB

[2]  Previously filed with the Company's Amendment No. 1 to the Form 10SB
[3] Previously filed with the Company's Form 10QSB for the Quarter ended March 30, 1999
[4] Previously filed with the Company's Form 10QSB for the Quarter ended June 30, 1999
[5]  Previously filed with the Company's Amendment No. 2 to the Form 10SB
[6] Previously filed with the Company's Form 10QSB for the Quarter ended September 30, 1999
[7]  Previously filed with the Company's Form S-3 on March 2, 2000.
[8] Previously filed with the Company's Form 10KSB for the fiscal year ended December 31, 1999.
*    Filed herewith



     (b) No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES



      In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Surgical Safety Products, Inc. (Registrant)



Date: May 15, 2000            By:/s/ Dr.  G.  Michael Swor
                              ---------------------------------------
                               Dr.  G.  Michael Swor
                               Chief Executive Officer and Acting Chief
                               Financial Officer





                              By:/s/ Donald K. Lawrence
                              ---------------------------------------
                               Donald K. Lawrence
                               President and Chief Operating Officer





[sign page SSP 10QSB 3.31.00]