Form 10QSB
period 2000-06-30
SURGICAL SAFETY PRODUCTS INC
filed 2000-08-21
CIK 1063530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended:   June 30, 2000

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

         As of June 30, 2000, there are 14,515,373 shares of voting stock of the registrant issued and outstanding.

                                                      PART I

Item 1.            Financial Statements


Condensed Balance Sheets                                                F-1

Condensed Statements of Operations                                      F-3

Condensed Statements of Cash Flows                                      F-4

Notes to the Financial Statements                                       F-6

                          SURGICAL SAFETY PRODUCTS, INC

                            CONDENSED BALANCE SHEETS


                                                      (Unaudited)                    (Audited)
                                                        June 30,                    December 31,
                                                          2000                          1999
                           Assets
Current Assets
  Cash                                           $            231,372        $                 516,799
  Trade receivables                                            14,133                           17,086
  Prepaid expenses and deposits                                66,855                          118,569
                                                   ------------------         ------------------------
    Total current assets                                      312,360                          652,454
                                                   ------------------         ------------------------

Property and equipment, net                                   189,490                          203,533
                                                   ------------------         ------------------------

Other Assets
  Intangible assets, net                                      506,088                          270,487
  Software development costs, net                             235,040                          139,382
  Other assets                                                 10,250                           10,250
                                                   ------------------         ------------------------
    Total other assets                                        751,378                          420,119
                                                   ------------------         ------------------------

Total Assets                                     $          1,253,228        $               1,276,106
                                                   ==================         ========================

                                         SURGICAL SAFETY PRODUCTS, INC

                                           CONDENSED BALANCE SHEETS

                                                 (Unaudited)                (Audited)
                                                    June 30,                December 31,
                                                      2000                     1999
Liabilities and Stockholders' Equity

Current Liabilities
  Line of Credit                                 $         100,000           $             100,000
  Notes Payable - related parties                           37,500                          52,500
  Accounts payable and accrued expenses                    199,136                         438,057
    Total current liabilities                              336,636                         590,557

Long-Term Liabilities
   Notes payable                                         1,110,905                         650,000
    Total Liabilities                                    1,447,541                       1,240,557


Stockholders' Deficit
  Common stock, $.001 par value,
    20,000,000 shares authorized;
    14,515,373shares issued
    and outstanding in 2000 and 1999
    respectively                                            14,516                          14,516
   Common stock held in escrow                              (2,187)                         (2,700)
  Additional paid-in capital                             3,433,476                       2,804,020
  Accumulated deficit                                   (3,640,118)                     (2,780,287)
    Total stockholders' deficit                           (194,313)                         35,549

Total Liabilities and Stockholders' Equity       $       1,253,228           $           1,276,106









                     The accompanying notes are an integral
                       part of these financial statements.

                          SURGICAL SAFETY PRODUCTS, INC

                        CONDENSED STATEMENT OF OPERATIONS

                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



                                                          Six Months Ending                       Three Months Ending
                                                               June 30,                                June 30,

                                                      2000                  1999                    2000           1999
Revenue                                         $       159,725      $         52,734             24,069     $        13,157

Costs and expenses
  Cost of revenues                                       23,372                 8,135              7,339               7,874
  Operating expenses                                    751,306               396,900            415,588             257,916
  Research and development                               33,181                20,085             18,837              13,418
expenses
  Interest expense                                      211,697                 7,440             30,276               5,919
    Total costs                                       1,019,556               432,560            472,040             285,127

Net loss before income taxes                          (859,831)             (379,826)          (447,971)           (271,970)

Provision for income
taxes

Net loss                                        $     (859,831)      $      (379,826)          (447,971)     $     (271,970)

Net loss per share                              $       (0.072)      $        (0.040)            (0.037)     $       (0.020)










                     The accompanying notes are an integral
                       part of these financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                        2000                      1999
Cash Flows From Operating Activities
  Net loss                                                                 $       (859,831)        $        (379,826)
  Adjustments to reconcile net loss to cash
    used in operating activities
      Depreciation and amortization                                                  125,698                    58,013
      Common stock and options issued for services and
           employee compensation                                                           -                    41,303
      Stock option compensation expense                                                4,682                  (91,113)
      Accrued interest added to notes payable                                         37,663
      Interest expense - convertible debt                                            167,143
      Decrease (increase) in operating assets
        Receivables                                                                  (2,953)                   (8,040)
        Inventory                                                                          -                       436
        Prepaids and others                                                           51,715
      Increase (decrease) in operating liabilities
        Accounts payable and accrued expenses                                      (238,920)                    14,498
          Total adjustments                                                        (149,066)                    15,097
            Net cash used in operating activities                                  (708,897)                 (364,729)

Cash Flows From Investing Activities
  Furniture and equipment purchased                                                 (21,549)                  (92,039)
  Software development additions                                                   (119,981)                  (48,923)
    Net cash used in investing activities                                          (141,530)                 (140,962)

Cash Flows From Financing Activities
  Proceeds/(repayments) -related party loans                                        (15,000)                    77,500
  Advances/(repayments) on line of credit, net                                             -                   100,000
  Loan costs                                                                        (70,000)
  Proceeds from notes payable                                                        650,000
  Proceeds from issuance of common stock                                                   -                   475,000
    Net cash provided by financing activities                                        565,000                   652,500

Net increase (decrease) in cash                                                    (285,427)                   146,809
Cash at beginning of year                                                            516,799                    41,191
Cash at end of year                                                        $         231,372        $          188,000




                     The accompanying notes are an integral
                       part of these financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                   2000               1999
Supplemental Cash Flow Information:
  Cash paid for interest                  $       5,783    $         4,647



For purposes of the statement of cash flows, management considers all deposits and financial instruments with original maturities of less than three months to be cash and cash equivalents.

Material non-cash transactions not reflected in the statement of cash flows include:

For the Six Months Ended June 30, 2000
- Deferred financing costs of $231,385 related to the issuance of warrants in conjunction with the issuance of notes payable in March 2000 - Common stock and additional paid in capital of $226,759 issued for conversion of notes payable


For the Six Months Ended June 30, 1999
 - The Company received fixed assets in the amount of $58,700 for which it had recorded deposits of such amount at December 31, 1998



















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

The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for any other period or for the full year.

In the opinion of Company's management, the accompanying unaudited financial statements contain all adjustments, consisting of only normally recurring adjustments, necessary to present fairly the financial positions of June 30, 2000, the results of operations and cash flows for the six months ended June 30, 2000 and June 30, 1999.

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

Note 3 -Conversions of Debt

During the six months ended June 30, 2000, the investment banking firm that holds the notes payable related to the convertible line of credit, elected to convert $226,759 of principal and interest outstanding into 513,462 shares of common stock at prices ranging from $0.375 to $0.5625 per shares. These shares were released from the shares held in escrow by the firm.

On July 11, 2000, the firm converted another $41,683 of principal and interest into 111,155 shares of common stock at a price of $0.375 per share.

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

         Now, the Company operates two divisions providing products and services to the medical industry. The Information Systems Division, , formerly referred to as Oasis@work, through its Oasis Information Exchange product line provides business-to-business on-demand safety and efficiency driven e-business and information for healthcare workers. The Medical Products and Services Division develops, manufactures and distributes medical devices.


About Oasis Information Exchange

         The Oasis Information Exchange strategy is healthcare e-business content aggregation and applications integration through a virtual private network. It links the entire healthcare continuum, which includes healthcare workers, administration, patients, and healthcare and pharmaceutical manufacturers. Oasis Information Exchange is a true healthcare data center with multiple access points. It is an Internet-based virtual private network consisting of points-of-access via intranets, the Internet, internet appliances, and through TouchPorts located throughout healthcare facilities across the country. Although the Company is now focusing on providing its services through the Internet, TouchPorts remain available as an alternative and are user-friendly touch-access internet appliances which allow healthcare professionals access to high quality clinical reference and agency mandated information services.

         During the second quarter of 2000, the Company realized that they were focusing too much attention to the installation of hardware rather than focusing its attention on its real product - information. In July 2000, the Company signed an agreement with the Association of periOperative Registered Nurses ("AORN"), one of the largest nursing organizations in the United States, to license their content - AORN Journal Online, OR Product Directory, Standards, Recommended Practices and Guidelines (SRPG) and other content. See "Corporate Developments".

         AORN has 43,000 members and other mailing lists comprising of an additional 100,000 people. As part of this initiative, the Company will be producing a CD-ROM that will be mailed to approximately 150,000 people. This CD-ROM will feature OASiS. The CD will be mailed in the AORN Journsal for members and as a separate mailing to others.

         Due to the increase and availability of PC's and Internet accessibility in the heathcare environment, the Company realizes that, while in some cases its OASiS network is needed in a particular environment, by an large, its larger market is for its content. Essentially the Company is changing from a hardware network supplier to an information broker which will create an information exchange network for a defined healthcare community that links the end-users to the industry while adding value to both parties. This is essentially what the Company was doing all along; however, it had focused on the delivery system for its product rather than the product itself.

         Under the AORN arrangement, the Company's product will be delivered through the Internet via its website which will be called OasisOR.com. The data center will have the same type of content from device manufacturers, clinical associations and other relevant resources; however it will be for OR employees only, with the information relevant to them.

         Although the Company pays AORN a licensing fee, the Company expects to generate revenue from sponsorships of the CD and from user fees and advertising on its website. The Company is negotiating its first sponsorship agreement with US Surgical in lieu of the previous agreement which required massive expenditures for hardware installations.

         The Company plans to scale the concept for other niche markets by creating websites that cater to a particular speciality. The Company will focus on providing website and intranet development.

 Corporate Developments

         The Company entered into an agreement with IBM Global Services effective January 3, 2000 which included an IBM Customer Agreement and a
Statement of Work (the "IBM Global Agreement"). Under the terms of the IBM Global Agreement IBM agreed to provide complete implementation and support service solutions for 1,200 OASiS terminals in an estimated 400 end user locations during the 12 month period commencing December 1, 1999. On February 3, 2000, IBM Global Services and the Company finalized the Statement of Work. The services to be provided under the agreement included project planning, site surveys, product acquisition, network design, web-site hosting services, premises wiring, OASiS TouchPort Implementation, help desk support and consulting services. The estimated cost for performing the work was approximately $10 million. In addition, IBM Global Services agreed to bill the Company a monthly service charge for pre and post installation support services, including 24-7 support, and for labor, travel and out of pocket expenses. The Company was to provide technical resources and oversee the IBM Global's activities. Due to the new Internet focus the Company has chosen to pursue for the delivery of its product, there is no longer any need for the services to be provided by IBM. Effective July 14, 2000, this contract was terminated. Amounts owed to IBM are being reconciled.

         In February 2000, the Company executed an Investment Banking Services Agreement with Dunwoody Brokerage Services Inc. d/b/a Swartz Institutional Finance ("Swartz"). Under the agreement, Swartz agreed to introduce entities to the Company for potential strategic partnerships, licensing arrangements, mergers, acquisitions, investments or funding. For such services, Swartz was to receive a scaled fee based upon the value of any completed transaction. Said fee was payable in cash or stock at Swartz's option and by the issuance of warrants, the number of which were to be based upon the fee divided by the market price of the Company's Common Stock. There was no obligation on the part of the Company to accept any transaction offered by the Swartz to the Company. Since no funding was provided, pursuant to the terms of the contract, the Company sent notice of cancellation effective July 31, 2000.

         In February 2000, the Company executed a Consulting Agreement with Global Development Advisors, Inc. ("GDA")); however, shortly thereafter, further negotiations ensued and the agreement never became effective. Under the agreement, GDA was to provide business and marketing consulting services, assist in the implementation of a strategic plan and assist, coordinate and monitor the Company's investor relations program. The agreement was for a term of six (6) months and could have been extended by the Company. In lieu of cash payments for services, GDA agreed to accept 50,000 shares of the Company's Common Stock under the Company's 2000 Stock Plan approved by its shareholders on February 28, 2000 and options to purchase an additional 50,000 shares at an exercise price of $1.09. Due to the further negotiations, the issuance was never made. The parties have canceled this Agreement.

         On February 29, 2000, the Company entered into a contract with Steel Beach Productions, Inc. ("Steel Beach") to design, develop, implement and test the OASiS Version 3.0 web based application. The contract is for a total of $160,100 and is to be paid $80,500 in cash and $80,500 in stock options. The Company paid a deposit of $20,012.50 and the balance is to be paid upon delivery of the prototype, preliminary product and final product. The options are due at the time of delivery of the final product. The common stock option number will be calculated based on the average closing share price ("ACSP") in the twenty
(20) days of trading prior to deliver of the final product. The exercise price will be 50% of the twenty (20) day average closing price as quoted on the OTC BB. The number of options issued will be calculated by multiplying $80,050 times two (2) and dividing by the ACSP. The options are to have a term of five (5) years and are to conform to Company's consultant option policy as far as additional terms and details. This agreement with Steel Beach replaces two earlier agreements; specifically, one agreement for Version 2.0 dated December 30, 1999 in the amount of $37,800 in cash and $37,800 in stock options, and one agreement for Version 3.0 dated December 30, 1999 in the amount of $42,250 in cash and $42,250 in stock options. All efforts expended by Steel Beach Productions under these two earlier contracts are compensated under the terms of this agreement. The Company retains all propriety rights in the application. Steel Beach is responsible for its own costs and expenses. The agreement may be canceled by either party on thirty (30) days written notice. The product was delivered and the parties are in the process of reconciling amounts owed between them.

         On May 16, 2000, the Company entered into a contract with Horizon Marketing Group ("Horizon") for the strategic planning, design and development for sales and marketing presentations by the Company and for the Company's website. The contract was amended on June 30, 2000. The initial contract was for $18,300 which was increased in the amendment by $14,405, for a total contract price of $32,705 of which the Company has thus far paid approximately one-third. The contract is for a designated schedule of work which is paid under a fee schedule and by a reward bonus. Under the reward bonus, Horizon will, as the last payment, receive the greater of 2% of the value of each contract with a partner secured by virtue of the work performed or $17,705 by December 1, 2000. Further, Horizon can be engaged to provide ongoing development services at the rate of $1000 per month. The contract terminates when the project is completed.

         On May 25, 2000, the Company entered a staff leasing agreement with EPIX IV, Inc. ("EPIX") as a replacement for comparable services previously provided by Staff Leasing. Like the Staff Leasing arrangement, the EPIX arrangment creates a co-employment relationship between EPIX and the Company relative to the employees who work at the Company.

         Effective June 7, 2000, the Company's line of credit with SouthTrust renewed through August 12, 2000, with an option to extend the maturity until October 15, 2000 if the Company pledges a certificate of deposit in the amount of $25,000. The interest rate is prime plus 1.5% and the line is secured by the Company's equipment, receivables and inventory. The line is guaranteed personally by Dr. Swor.

         Effective July 1, 2000, the Company entered into an agreement with AORN under which AORN will provide certain of its proprietary content on a non-exclusive license basis to the Company. Under the agreement, AORN will deliver to the Company certain of its content for which it grants the Company a non-exclusive license to market and promote. The Company receives a substantial credit toward advertising in the AORN Journal and other AORN publications. The Company is required to provide the software and hardware to promote and market the AORN content. The Company is required to pay AORN $117,000 as the license fee and contact hours fee for the first year of the agreement. AORN will reimburse the Company for certain conversion costs and to pay the cost of web enabling Home Study Courses sponsored by AORN. The agreement is for a term of three (3) years and it may be terminated by either party on 180 day notice. If terminated without cause, the Company is entitled to a refund of any unused license and user fees. AORN retains ownership of its intellectual property while the Company retains the ownership of its OASiS intellectual property.

         On July 6, 2000, the Company entered into an agreement with Carver Cross Securities Corp. ("CCSC") for investment banking services, including financial advisory services and efforts to secure equity or debt financing. TK has given verbal approval for this arrangement, subject to final approval of any financing package. The CCSC agreement is exclusive for a term of 120 days commencing the later of September 6, 2000 or the date a placement memorandum is ready for distribution. Under the agreement, CCSC receives a retainer of $6,000, plus a warrant to purchase 40,000 shares of the Company's common stock for a period of 5 years at an exercise price of $0.625 per share and monthly payments of $2,5000 plus warrants for 40,000 shares of common stock.. In any case, under the agreement, CCSC will not receive warrants to purchase more than 120,000 shares. CCSC will receive compensation for equity financing arranged by CCSC, the sale of assets or a public offering placement. In the case equity financing is arranged, CCSC will receive complete warrants exercisable for 5 years at an exercise price equal to 101% of the amount paid by the investors. In addition, CCSC receives approved expenses.

         The Company is negotiating a new contract with US Surgical. It is intended that this agreement will supercedes all prior agreements between the parties. Under the terms of the new agreement, it is intended that US Surgical will pay the Company for all services provided by the Company under the previous agreements and will pay the Company an additional sum for future services. This new arrangement is principally due to the ineffective introduction by US
Surgical of OASiS into the healthcare environment through hardware installations. Both companies realize that the value of OASiS is the content and product it delivers. This new content agreement, if completed as intended, will emphasize US Surgical's continued belief in the information exchange network which the Company now had embarked upon as its focus. Although negotiations have progressed to the stage of where the agreement has been drafted and signed by US Surgical, to date, the said agreement has not been executed by the Company as the Board of Directors is in the processing of reviewing it. There can be no assurance that the agreement as drafted will be accepted by the Company's Board.

         In December 1999, the Company executed a Loan Agreement with Thomson Kernaghan & Co., Ltd. ("TK"), as Agent and Lender, whereby TK agreed to make loans to the Company of up to $5,000,000 in installments for a period commencing with the date of the agreement and ending on November 30, 2002 (the "TK Loan Commitment"). Under the terms of the TK Loan Commitment, each installment is supported by a convertible note and security agreement and the Agent and Lender are granted warrants to purchase shares of the Company's Common Stock. Further, 2,700,000 shares are held by TK in escrow for the potential conversion under the notes or exercise of the warrants. Under the terms of the TK Loan Agreement, an initial loan of $650,000 was made on December 30, 1999. On March 31, 2000 the Company received a second installment under the TK Commitment in the amount of $650,000. On April 28, 2000, TK elected to convert $100,000 of outstanding principal and $2,630 of the accrued interest into shares of Common Stock at a price of $0.5625 per share which represents 182,453 shares. On June 9, 2000, TK elected to convert $120,000 of outstanding principal and $4,129 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represents 331,010 shares. On July 11, 2000, TK elected to convert $40,000 of outstanding principal and $1,683.13 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represents 111,155 shares. The Company granted TK registration rights and was obligated to file a Form S-3 within sixty (60) days of the agreement. The Company filed a registration statement on Form S-3 on March 2, 2000 covering initially 20,038,097 shares of its Common Stock. The issuance of the securities was made pursuant to Regulation S of the Act. The Form S-3 registration statement was declared effective on April 11, 2000. Since the Company did not meet financial projections which were an integral part of the transaction, TK and the Company are re-negotiating an arrangement which it is anticipated will be in the form of an amendment to the TK Loan Commitment relative to future installments.

         The TK Loan Commitment, as draw downs are taken and as interest accrues, will increase the long term debt of the Company. The Company has entered into a consulting agreement with CCSC for other potential funding; however, to date, has not concluded terms for any financing under such agreements. With the TK Loan Commitment and in the event additional debt is raised, the Companyn will incur future interest expense. The TK Loan Commitment, if fully converted and all warrants are exercised will dilute the interest of existing shareholders and in the event additional equity is raised, management may be required to dilute the interest of existing shareholders further or forego a substantial interest in revenues, if any. In the event that the Company is successful in securing additional debt financing, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both.

 Discussion and Analysis

         The Company was founded in 1992 to combat the potential spread of bloodborne pathogenic infections such as HIV and hepatitis. It has broadened its mission to research, develop, manufacturing, marketing and selling medical products and services to the healthcare community.

         The Company was in the development stage until 1993 when it began commercial shipments of SutureMate(R), its first product. From inception in June, 1992 through December 31, 1999, the Company generated revenues of approximately $1,275,000 from a limited number of customers. Since inception through December 31, 1999, the Company has generated cumulative losses of approximately $2,780,000. Although the Company has experienced a significant percentage growth in revenues from fiscal 1992 to fiscal 1999, the Company does not believe prior growth rates are indicative of future operating results, especially in light of the contract with AORN and its new Internet-based site, OASiSOR.com and the anticipated contract with US Surgical. Due to the Company's operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. Moreover, the Company expects to continue to incur operating losses through at least the first three quarters of 2000, and there can be no assurance that losses will not continue after such date. As of the date hereof the Company has completed installations of fifteen (15) units in seven (7) hospitals.


         As discussed in the independent auditors' report, the operating losses incurred by the Company raise doubt about its ability to continue as a going concern. In addition, with the implementation of its agreement with AORN, and if executed, its new arrangement with US Surgical and/or with the establishment of one or more strategic alliances in addition to AORN and US Surgical, the Company expects to experience a period of growth, which requires it to significantly increase the scale of its operations. This will result in significantly higher operating expenses. The increase in operating expenses is expected to be partially funded by an increase in revenues. However, the Company's net loss may continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its sales and marketing, research and development, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

         The Company's plan of operations for the next twelve months is to focus on building revenue from development of its website and registered user base. The Company also is aggressively seeking strategic alliances with targeted industry partners such as manufacturers of devices, manufacturers of pharmaceuticals, professional organizations such as nursing associations and hospital group purchasing organizations and integrated health networks along the lines created with the AORN contract.

         The Company estimates that revenues will be sufficient to fund ongoing operations at the current level when the website is functional and registered users reach levels of 10,000 or more.

         In the short term, to fund operations through the first three quarters of 2000, the Company will seek to draw upon the funds available under the TK Commitment, to seek additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current anticipated agreements. Currently, the Company has available its existing lines of credit. The Company has increased its staff from six (6) at fiscal 1999 year end to eleven (11) as of June 30, 2000. Provided that the TK Commitment and other funding is available when needed, the Company believes that it can meet its capital needs through year end. There can be no assurance that the Company will be successful in these efforts.

         As discussed in Note 10 to the Financial Statements, if the financing referred to above is not secured, the recoverability of the recorded asset amounts may be impaired.

         In 2000, the Company will require between $3 and $5 million in additional capital in the form of debt or equity to fund the continued expansion of the Oasis system and its development to meet increased demand and to implement its plans for increased marketing of its medical device products. This reduction is due to the new initiative which is less hardward intensive and requires less maintenance. Under the TK Commitment, $3,700,000 remains available under the terms of the agreement. The Company has met with several venture capital firms, investment bankers, factoring companies and traditional lending sources, each of whom have expressed early interest and many of whom are awaiting the conclusion of the testing period. Other than the TK Commitment, the Company has accepted no definite offer from any other source although it has entered into an agreement with Carver Cross. There can be no assurance that such long-term financing will be available to the Company or that it will be on terms that the Company may seek.

Results of Operations for the Thee and Six Months Ended June 30, 2000 and 1999

Overview

         From its inception, the Company has incurred losses from operations. As of June 30, 2000, the Company had cumulative net losses totaling approximately $3,640,000. During fiscal 1999, management shifted its focus to aggressively marketing its proprietary products, especially those associated with Oasis Information Exchange.

Financial Position

     As of June 30, 2000, the Company had a deficit of working capital of $24,276, as compared to a deficit of working capital of $43,229 at June 30, 1999. This decrease in deficit is primarily due to additional borrowings on the TK Commitment and revenues received from US Surgical.

Revenues

     For the six months ended June 30, 2000 and 1999, the Company had total revenues of $159,725 and $52, 734, respectively. For the six months ended June 30, 2000, revenues were comprised primarily of license and production fees provided to US Surgical pursuant to the contract dated July 1999. For the three months ended June 30, 2000 and 1999, the Company generated revenues of $24,069 and $13,157, respectively. The increase of $10,912 is due to the services performed under the contract with US Surgical. Revenues for the three and six months ended June 30, 2000 are significatantly less than anticipated due to U.S. Surgicial's net having met the TOuchPort intallation and licensing requirements of its contract dated July 1999. Pursuant to such contract US Surgical was to have licensed Oasis for 200 hospital by July 2000. As of this date, only four licenses were purchased by U.S. Surgical.

Selling, General, and Administrative Expenses

         For the six months ended June 30, 2000, operating expenses increased by $354,406 or 89% from $396,900 for the six months ended June 30, 1999. This increase is primarily related to marketing support expenditures to sustain the launch of the Company's Oasis Information Exchange. For the three months ended June 30, 2000 and 1999, operating expenses increased $157,672 from $257,916 in 1999 to $415,588 in 2000 due to increased personnel and marketing. In accordance with the Company's marketing plan for fiscal 2000, expenses related to promotion, trade shows, and conventions were increased to enhance the industry awareness of the company's products and services.

         In the past, the Company has focused on the design and development of proprietary products. For fiscal 2000, the Company has launched an aggressive marketing plan that is designed to increase worldwide sales of its products. Surgical believes that the increased operating expenses incurred during the six months ended June 30, 2000 will position the Company to generate increased revenue in the 2000 fiscal year.

Liquidity and Capital Resources

         The financial condition, liquidity and capital resources of the Company should be assessed in context with the ability of the Company to continue as a going concern as discussed in the independent auditors' report.

         The Company's operations have been funded primarily from the $1,300,000 proceeds of draw downs under the TK Commitment completed in the fourth quarter 1999 and from cash flow of approximately $150,000 from licensing and production fees for Oasis during the six months ended June 30, 2000. This allowed the Company to enhance its Oasis software and data base and fund current operations. At June 30, 2000, the Company has a $231,372 cash position.

         In addition to the balance of $3,700,000 available under the TK Commitment, the Company has a line of credit in the amount of $100,000 that matures on October 15, 2000 and is guaranteed by Dr. Swor. In the past, the line of credit also has been used to fund operations on a short-term basis and $100,000 is currently outstanding.

         Net cash used for investing for the six months ended June 30, 2000 was approximately $142,000, representing primarily enhancements to the current version of Oasis. In the short term, to fund operations through the balance of fiscal 2000, the Company will be required to make additional draw downs under the TK Commitment, seek additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current agreements. Additionally, the Company anticipates that revenues will begin to be generated in the third and fourth quarter of 2000 and that such revenues will help to fund operations. Provided that additional funding is secured, the Company believes that it can meet its capital needs through year end. There can be no assurance that the Company will be successful in these efforts.

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

Item 2. Changes in Securities and Use of Proceeds

At a meeting of the Board of Directors held on June 6, 2000, a resolution was passed to modify the Company's 2000 Stock Option and Awards Plan by providing of the 10,000,000 shares authorized under the plan, that in any calendar year, options and awards to acquire no more than 1,000,000 shares will be granted.

                  Further, at the same meeting, the Board adopted a resolution regarding lock-up provisions on holders of existing options and approved a form of voluntary restriction agreement. Under this arrangement, certain holders of such options, particularly current and certain prior members of the Board and current and certain prior officers of the Company, have agreed to specific lock-up provisions which restrict resale and provide for the placement of a legend upon their shares acquired under the options granted under the plans in force in 1994, 1998, and 1999. Voluntary restriction agreements have been executed by the parties to which it applies.

Item 3.  Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to the Security Holders for a vote during the quarter ended June 30, 2000.

Item 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.      Description

-------------  ------------------------------------------------------------------

3.(I).1           Articles of Incorporation of Surgical Safety Products, Inc., a Florida corporation filed May 15, 1992 [1]

3.(II).1          Bylaws of Sheffeld Acres, Inc., now known as Surgical Safety Products, Inc. [1]

3.(II).2          Amended Bylaws of Surgical Safety Products, Inc. [2]

4.1      *        Voluntary Restriction Agreement between the Company and holders of Options under the 1994, 1998 and 1999 Stock Option Plan

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

10.39             Effective January 3, 2000 IBM Customer Agreement and Statement of Work. [7]

10.40             Investment Banking Services Agreement dated February 2, 2000 with Dunwoody
                  Brokerage Services Inc. [8]

10.41             Consulting Agreement dated February 15, 2000 with Global Development Advisors
                  Inc. [8]

10.42             Surgical Safety Products 2000 Stock Option and Award Plan [8]

10.43             Agreement with Steel Beach Productions dated February 29, 2000 [9].

10.44    *        Agreement with Horizon Marketing Group dated May 16, 2000

10.45    *        Agreement with EPIX dated May 25, 2000

10.46    *        Amendment to the Company's 2000 Stock Option and Awards Plan dated June 6,
                  2000

10.47    *        Revolving Loan Agreement, Revolving Note, Security Agreement with SouthTrust
                  Bank dated June 7, 2000

10.48    *        Agreement with AORN effective July 1, 2000

10.49    *        Agreement with Carver Cross dated July 6, 2000

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

[9] Previously filed with the Company's Form 10QSB for the Quarter ended March 31, 2000.

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

                          Surgical Safety Products, Inc. (Registrant)



Date: August 21, 2000               By:/s/ Pauline J. Parrish

                                    ---------------------------------------
                                    Pauline J. Parrish
                                    Chief Financial Officer