Form 10QSB/A
period 2000-06-30
SURGICAL SAFETY PRODUCTS INC
filed 2000-09-14
CIK 1063530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment 2 to
                                   Form 10-QSB

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

                                                      PART I

Item 1.            Financial Statements


Condensed Balance Sheets                                                F-1

Condensed Statements of Operations                                      F-3

Condensed Statements of Cash Flows                                      F-4

Notes to the Financial Statements                                       F-6

                          SURGICAL SAFETY PRODUCTS, INC

                            CONDENSED BALANCE SHEETS


                                                      (Unaudited)                    (Audited)
                                                        June 30,                    December 31,
                                                          2000                          1999
                           Assets
Current Assets
  Cash                                           $            231,372        $                 516,799
  Trade receivables                                           314,133                           17,086
  Prepaid expenses and deposits                                66,855                          118,569
                                                   ------------------         ------------------------
    Total current assets                                      612,360                          652,454
                                                   ------------------         ------------------------

Property and equipment, net                                   189,490                          203,533
                                                   ------------------         ------------------------

Other Assets
  Intangible assets, net                                      506,088                          270,487
  Software development costs, net                             235,040                          139,382
  Other assets                                                 10,250                           10,250
                                                   ------------------         ------------------------
    Total other assets                                        751,378                          420,119
                                                   ------------------         ------------------------

Total Assets                                     $          1,553,228        $               1,276,106
                                                   ==================         ========================

                                         SURGICAL SAFETY PRODUCTS, INC

                                           CONDENSED BALANCE SHEETS

                                                 (Unaudited)                (Audited)
                                                    June 30,                December 31,
                                                      2000                     1999
Liabilities and Stockholders' Equity

Current Liabilities
  Line of Credit                                 $         100,000           $             100,000
  Notes Payable - related parties                           37,500                          52,500
  Accounts payable and accrued expenses                    199,136                         438,057
    Total current liabilities                              336,636                         590,557

Long-Term Liabilities
   Notes payable                                         1,110,905                         650,000
    Total Liabilities                                    1,447,541                       1,240,557


Stockholders' Deficit
  Common stock, $.001 par value,
    20,000,000 shares authorized;
    14,515,373shares issued
    and outstanding in 2000 and 1999
    respectively                                            14,516                          14,516
   Common stock held in escrow                              (2,187)                         (2,700)
  Additional paid-in capital                             3,433,476                       2,804,020
  Accumulated deficit                                   (3,340,118)                     (2,780,287)
    Total stockholders' deficit                           (194,313)                         35,549

Total Liabilities and Stockholders' Equity       $       1,553,228           $           1,276,106









                     The accompanying notes are an integral
                       part of these financial statements.

                          SURGICAL SAFETY PRODUCTS, INC

                        CONDENSED STATEMENT OF OPERATIONS

                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



                                                          Six Months Ending                       Three Months Ending
                                                               June 30,                                June 30,

                                                      2000                  1999                    2000           1999
Revenue                                         $       459,725      $         52,734            324,069     $        13,157

Costs and expenses
  Cost of revenues                                       23,372                 8,135              7,339               7,874
  Operating expenses                                    751,306               396,900            415,588             257,916
  Research and development                               33,181                20,085             18,837              13,418
expenses
  Interest expense                                      211,697                 7,440             30,276               5,919
    Total costs                                       1,019,556               432,560            472,040             285,127

Net loss before income taxes                          (559,831)             (379,826)          (147,971)           (271,970)

Provision for income
taxes

Net loss                                        $     (559,831)      $      (379,826)          (147,971)     $     (271,970)

Net loss per share                              $       (0.047)      $        (0.040)            (0.012)     $       (0.020)










                     The accompanying notes are an integral
                       part of these financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                        2000                      1999
Cash Flows From Operating Activities
  Net loss                                                                 $       (859,831)        $        (379,826)
  Adjustments to reconcile net loss to cash
    used in operating activities
      Depreciation and amortization                                                  125,698                    58,013
      Common stock and options issued for services and
           employee compensation                                                           -                    41,303
      Stock option compensation expense                                                4,682                  (91,113)
      Accrued interest added to notes payable                                         37,663
      Interest expense - convertible debt                                            167,143
      Decrease (increase) in operating assets
        Receivables                                                                  (297,047)                   (8,040)
        Inventory                                                                          -                       436
        Prepaids and others                                                           51,715
      Increase (decrease) in operating liabilities
        Accounts payable and accrued expenses                                      (238,920)                    14,498
          Total adjustments                                                        (149,066)                    15,097
            Net cash used in operating activities                                  (708,897)                 (364,729)

Cash Flows From Investing Activities
  Furniture and equipment purchased                                                 (21,549)                  (92,039)
  Software development additions                                                   (119,981)                  (48,923)
    Net cash used in investing activities                                          (141,530)                 (140,962)

Cash Flows From Financing Activities
  Proceeds/(repayments) -related party loans                                        (15,000)                    77,500
  Advances/(repayments) on line of credit, net                                             -                   100,000
  Loan costs                                                                        (70,000)
  Proceeds from notes payable                                                        650,000
  Proceeds from issuance of common stock                                                   -                   475,000
    Net cash provided by financing activities                                        565,000                   652,500

Net increase (decrease) in cash                                                    (285,427)                   146,809
Cash at beginning of year                                                            516,799                    41,191
Cash at end of year                                                        $         231,372        $          188,000




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

Note 3 -Conversions of Debt

During the six months ended June 30, 2000, the investment banking firm that holds the notes payable related to the convertible line of credit, elected to convert $226,759 of principal and interest outstanding into 513,462 shares of common stock at prices ranging from $0.375 to $0.5625 per share. These shares were released from the shares held in escrow by the firm.

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

         Now, the Company operates two divisions providing products and services to the medical industry. The Information Systems Division, formerly referred to as Oasis@work, through its Oasis Information Exchange product line provides business-to-business on-demand safety and efficiency driven e-business and information for healthcare workers. The Medical Products and Services Division develops, manufactures and distributes medical devices.


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

         Although the Company pays AORN a licensing fee, the Company expects to generate revenue from sponsorships of the CD and from user fees and advertising on its website. The Company has negotiated its first sponsorship agreement with US Surgical in lieu of the previous agreement which required massive expenditures for hardware installations.

         The Company plans to scale the concept for other niche markets by creating websites that cater to a particular speciality. The Company will focus on providing website and intranet development.

 Corporate Developments

         The Company entered into an agreement with IBM Global Services effective January 3, 2000 which included an IBM Customer Agreement and a
Statement of Work (the "IBM Global Agreement"). Under the terms of the IBM Global Agreement IBM agreed to provide complete implementation and support service solutions for 1,200 OASiS terminals in an estimated 400 end user locations during the 12 month period commencing December 1, 1999. On February 3, 2000, IBM Global Services and the Company finalized the Statement of Work. The services to be provided under the agreement included project planning, site surveys, product acquisition, network design, web-site hosting services, premises wiring, OASiS TouchPort Implementation, help desk support and consulting services. The estimated cost for performing the work was approximately $10 million. In addition, IBM Global Services agreed to bill the Company a monthly service charge for pre and post installation support services, including 24-7 support, and for labor, travel and out of pocket expenses. The Company was to provide technical resources and oversee the IBM Global's activities. Due to the new Internet focus, the Company has chosen to pursue for the delivery of its product, there is no longer any need for the services to be provided by IBM. Effective July 14, 2000, this contract was terminated.

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

         The Company negotiated a new contract with US Surgical. This agreement supercedes all prior agreements between the parties. Under the terms of the new agreement, US Surgical will pay through June 30, 2000 the Company $300,000 in settlement for all amounts owed to the Company under the previous agreements and will pay the Company an additional sum of $200,000 for future services under the OasisOR.com initiative. This new arrangement is principally due to the ineffective introduction by US Surgical of OASiS into the healthcare environment through hardware installations. Both companies realize that the value of OASiS is the content and product it delivers. This new content agreement emphasizes US Surgical's continued belief in the information exchange network which the Company now had embarked upon as its focus.

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


         As discussed in the independent auditors' report, the operating losses incurred by the Company raise doubt about its ability to continue as a going concern. In addition, with the implementation of its agreement with AORN, and its new arrangement with US Surgical and/or with the establishment of one or more strategic alliances in addition to AORN and US Surgical, the Company expects to experience a period of growth, which requires it to significantly increase the scale of its operations. This will result in significantly higher operating expenses. The increase in operating expenses is expected to be partially funded by an increase in revenues. However, the Company's net loss may continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its sales and marketing, research and development, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

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

Revenues

     For the six months ended June 30, 2000 and 1999, the Company had total revenues of $359,725 and $52, 734, respectively. For the six months ended June 30, 2000, revenues were comprised primarily of license and production fees provided to US Surgical pursuant to the contract dated July 1999. For the three months ended June 30, 2000 and 1999, the Company generated revenues of $324,069 and $13,157, respectively. The increase of $310,912 is the amount owed under the contract with US Surgical.

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

                  Further, at the same meeting, the Board adopted a resolution regarding lock-up provisions on holders of existing options and approved a form of voluntary restriction agreement. Under this arrangement, certain holders of such options, particularly current and certain prior members of the Board and current and certain prior officers of the Company, have agreed to specific lock-up provisions which restrict resale and provide for the placement of a legend upon their shares acquired under the options granted under the plans in force in 1994, 1998, and 1999. Voluntary restriction agreements have been executed by the parties to which it applied.

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

10.40             Investment Banking Services Agreement dated February 2, 2000 with Dunwoody
                  Brokerage Services Inc. [8]

10.41             Consulting Agreement dated February 15, 2000 with Global Development Advisors
                  Inc. [8]

10.42             Surgical Safety Products 2000 Stock Option and Award Plan [8]

10.43             Agreement with Steel Beach Productions dated February 29, 2000 [9].

10.44             Agreement with Horizon Marketing Group dated May 16, 2000

10.45             Agreement with EPIX dated May 25, 2000

10.46             Amendment to the Company's 2000 Stock Option and Awards Plan dated June 6,
                  2000

10.47             Revolving Loan Agreement, Revolving Note, Security Agreement with SouthTrust
                  Bank dated June 7, 2000

10.48             Agreement with AORN effective July 1, 2000

10.49             Agreement with Carver Cross dated July 6, 2000

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

                          Surgical Safety Products, Inc. (Registrant)



Date: September 14, 2000           By:/s/ Pauline J. Parrish

                                    ---------------------------------------
                                    Pauline J. Parrish
                                    Chief Financial Officer