Form 10QSB
period 2000-09-30
SURGICAL SAFETY PRODUCTS INC
filed 2000-11-13
CIK 1063530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:   September 30, 2000

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

As of September 30, 2000, there are 14,715,373 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.            Financial Statements


Condensed Balance Sheets                                          F-1

Condensed Statements of Operations                                F-2

Condensed Statements of Cash Flows                                F-3

Notes to the Financial Statements                                 F-5

                         SURGICAL SAFETY PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS

                                                                    (Unaudited)
                                                                     September                 December
                                                                        30,                      31,
                                                                       2000                      1999
                                                                 -----------------        --------------
                  Assets

Current Assets
  Cash and cash equivalents                                     $          376,765       $       516,799
  Accounts receivable                                                       14,760                17,086
  Prepaids and other                                                        84,682               118,569
                                                                 -----------------        --------------
    Total current assets                                                   476,207               652,454
                                                                 -----------------        --------------

Property and equipment, net                                                173,579               203,533
                                                                 -----------------        --------------

Other Assets
  Intangible assets, net                                                   459,652               270,487
  Software development costs, net                                          179,496               139,382
  Other assets                                                               9,750                10,250
                                                                 -----------------        --------------
    Total other assets                                                     648,898               420,119
                                                                 -----------------        --------------

Total Assets                                                    $        1,298,684       $     1,276,106
                                                                 =================        ==============


Liabilities and Stockholders' (Deficit)Equity

Current Liabilities
  Line of credit                                                $          100,000        $       100,000
  Notes payable - related parties                                           37,500                 52,500
  Deferred revenue                                                         150,000
  Accounts payable and accrued expenses                                    199,515                438,057
                                                                  ----------------         --------------
    Total current liabilities                                              487,015                590,557

Long-term Liabilities
   Notes payable                                                         1,091,026                650,000
                                                                  ----------------         --------------
    Total liabilities                                                    1,578,041              1,240,557
                                                                  ----------------         --------------

Stockholders' (Deficit) Equity
  Common stock, $.001 par value,
    20,000,000 shares authorized; 14,715,373 and 14,515,373
    shares issued and outstanding   in 2000 and 1999                        14,716                 14,516
   Common stock held in escrow                                             (2,076)                (2,700)
  Additional paid-in capital                                             3,527,968              2,804,020
  Accumulated deficit                                                  (3,819,965)            (2,780,287)
                                                                  ----------------         --------------
    Total stockholders' (deficit) equity                                 (279,357)                 35,549
                                                                  ----------------         --------------

Total Liabilities and Stockholders' (Deficit) Equity            $        1,298,684        $     1,276,106
                                                                  ================         ==============


                     The accompanying notes are an integral
                       part of these financial statements.
                                      F-1-

                         SURGICAL SAFETY PRODUCTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                 Nine Months Ended                      Three Months Ended
                                                   September 30,                           September 30,
                                               2000               1999                 2000               1999
                                         ----------------    --------------      ----------------    --------------
Revenue
   Net sales                            $               -   $           720     $               -  $            240
   License and production fees                    507,507           162,577                55,841           111,264
   Other income                                    10,534             1,924                 2,715               984
                                         ----------------    --------------      ----------------    --------------
    Total revenue                                 518,041           165,221                58,556           112,488
                                         ----------------    --------------      ----------------    --------------

Costs and expenses
  Cost of medical products sold                         -            14,271                     -             5,866
  Production and license fees                      50,437                 -                27,065                 -
  Operating expenses                            1,166,571           602,555               415,505           207,321
  Research and development expenses                44,431            40,287                11,250            20,202
  Interest expense                                237,082             9,755                25,385             2,315
  Loss on disposal of assets                       59,197                 -                59,197                 -
                                         ----------------    --------------      ----------------    --------------
    Total costs                                 1,557,718           666,868               538,402           235,704
                                         ----------------    --------------      ----------------    --------------

Net loss before income taxes                  (1,039,677)         (501,647)             (479,846)         (123,216)

Provision for income taxes

Net loss                                $     (1,039,677)   $     (501,647)     $       (479,846)  $      (123,216)
                                         ================    ==============      ================    ==============

Net loss per share                      $         (0.085)   $       (0.045)     $         (0.038)  $        (0.010)
                                         ================    ==============      ================    ==============


                     The accompanying notes are an integral
                       part of these financial statements.
                                      F-2-

                         SURGICAL SAFETY PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 200 AND 1999
                                   (UNAUDITED)
                                                                               Nine months ended
                                                                                 September 30,
                                                                         2000                     1999
                                                                  ------------------       ------------------
Cash Flows From Operating Activities
  Net loss                                                      $        (1,039,677)      $         (501,647)
                                                                  ------------------       ------------------
  Adjustments to reconcile net loss to cash
    used in operating activities
      Depreciation and amortization                                         200,007                   86,680
      Common stock issued for services and
           employee compensation                                             53,120                   41,303
      Stock option compensation expense                                       4,682                  (91,113)
       Interest expense - convertible debt                                  167,143
      Accrued interest added to notes payable                                59,468
      Loss on disposal of assets                                             59,197
      Decrease (increase) in operating assets
        Receivables                                                           2,326                  (14,559)
        Prepaids and other                                                   34,387
        Inventory                                                                 -                      654
      Increase (decrease) in operating liabilities
         Deferred revenue                                                   150,000                    6,874
        Accounts payable and accrued expenses                              (238,542)                  16,674
                                                                  ------------------       ------------------
          Total adjustments                                                 491,788                   46,513
                                                                  ------------------       ------------------
            Net cash used in operating activities                          (547,889)                (455,134)
                                                                  ------------------       ------------------

Cash Flows From Investing Activities
  Furniture and equipment purchased                                         (23,271)                 (93,239)
  Software development additions                                           (133,874)                 (57,348)
                                                                  ------------------       ------------------
    Net cash used in investing activities                                  (157,145)                (150,587)
                                                                  ------------------       ------------------

Cash Flows From Financing Activities
  Proceeds from related party loans                                               -                   77,500
  Proceeds from issuance of notes payable                                   650,000
  Deferred finance costs                                                    (70,000)
  Advances/(repayments) on line of credit, net                                    -                   50,000
  Repayment of stockholder loans                                            (15,000)                 (25,000)
  Proceeds from issuance of common stock                                          -                  475,000
                                                                  ------------------       ------------------
    Net cash provided by financing activities                               565,000                  577,500
                                                                  ------------------       ------------------

Net increase (decrease) in cash                                            (140,034)                 (28,221)
Cash and cash equivalents at beginning of year                              516,799                   41,191
                                                                  ------------------       ------------------
Cash and cash equivalents at end of year                        $           376,765      $            12,970
                                                                  ==================       ==================


                     The accompanying notes are an integral
                       part of these financial statements.
                                      F-3-

                                                                      2000               1999
                                                                  --------------    --------------
Supplemental Cash Flow Information:
  Cash paid for interest                                        $          7,496  $          5,474
                                                                  ==============    ==============


For purposes of the statement of cash flows, management considers all deposits and financial instruments with original maturities of less than three months to be cash and cash equivalents.

Material non-cash transactions not reflected in the statement of cash flows include:

For the Nine Months Ended September 30, 2000

- Deferred financing costs of $231,385 related to the issuance of warrants in conjunction with the issuance of notes payable in March 2000

- Common stock and additional paid in capital of $268,442 issued for the conversion of notes payable


For the Nine Months Ended September 30, 1999
  The Company received fixed assets in the amount of $58,700 for which it had recorded deposits of such amount at December 31, 1998.























                     The accompanying notes are an integral
                       part of these financial statements.
                                      F-4-

                         SURGICAL SAFETY PRODUCTS, INC.
                   Notes to Consolidated Financial Statements



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

The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for any other period or for the full year.

In the opinion of Company's management, the accompanying unaudited financial statements contain all adjustments, consisting of only normally recurring adjustments, necessary to present fairly the financial positions of September 30, 2000, the results of operations and cash flows for the nine months ended September 30, 2000 and September 30, 1999.

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

                         SURGICAL SAFETY PRODUCTS, INC.
                   Notes to Consolidated Financial Statements



Note 3 -Conversions of Debt

During the nine months ended September 30, 2000, the investment banking firm that holds the notes payable related to the convertible line of credit, elected to Convert $268,442 of principal and interest outstanding into 624,617 shares of common stock at prices ranging from $0.375 to $0.5625 per share. These shares were released from the shares held in escrow by the firm.

On October 24, 2000, the firm converted another $266,219 of principal and interest into 709,918 shares of common stock at a price of $0.375 per share.

Note 4 - Commitments

On June 29, 2000, the Company entered into an agreement with a clinical organization to license various components of its educational material to host on the Company's website for a three-year period. The contract provides for the Company to pay a base license fee of $117,000 per year, plus additional fees on the number of users that access the material on the Company's website. The total amount of fees paid each year by the Company inclusive of both the basic license fees and user fees are capped at $1,426,000.

On October 15, 2000, the financial institution that holds the Company's line of credit extended the maturity date for such to December 31, 2000. In order to facilitate this extension, the Company has pledged certificates of deposit totaling $50,000 against the line of credit.

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

About Oasis Information Exchange

     The Oasis Information Exchange ("OIX") strategy is healthcare e-business content aggregation and applications integration through a virtual private network. It links the entire healthcare continuum, which includes healthcare workers, administration, patients, and healthcare and pharmaceutical manufacturers. Oasis Information Exchange is a true healthcare data center with multiple access points. It is an Internet-based virtual private network consisting of points-of-access via intranets, the Internet, internet appliances, and through TouchPorts located throughout healthcare facilities across the country. Although the Company is now focusing on providing its services through the Internet, TouchPorts remain available as an alternative and are user-friendly touch-access internet appliances which allow healthcare professionals access to high quality clinical reference and agency mandated information services.

     OIX consists of three lines of e-business. The primary product produced by OIX is a service that creates customized training applications for virtually any topic. These web browser-based educational modules are designed to provide the end-user with succinct, current information on any topic within practically any industry. As a second line of business, OIX builds on-line communities in specific target markets positioned as information exchanges. The third line of business, a natural by-product of the first two, is Internet application development and support services

     During the second quarter of 2000, the Company realized that they were focusing too much attention to the installation of hardware rather than focusing its attention on its real product - information. In July 2000, the Company signed an agreement with the Association of periOperative Registered Nurses ("AORN"), one of the largest nursing organizations in the United States, to license their content - AORN Journal Online, OR Product Directory, Standards Recommended Practices and Guidelines (SRPG) and other content. See "Corporate Developments".

           AORN has 43,000 members and other mailing lists comprising of an additional 100,000 people. As part of this initiative, the Company will be producing a CD-ROM that will be mailed to approximately 150,000 people in December 2000. This CD-ROM will feature OASiS. The CD will be mailed in the AORN Journal for members and as a separate mailing to others.

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

           Under the AORN arrangement, the Company's product will be delivered through the Internet via its website or information exchange which will be called OasisOR.com. The data center will have the same type of content from device manufacturers, clinical associations and other relevant resources; however it will be for OR employees only, with the information relevant to them.

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

           In February 2000, the Company executed a Consulting Agreement with Global Development Advisors, Inc. ("GDA"); however, shortly thereafter, further negotiations ensued and the agreement never became effective. Under the agreement, GDA was to provide business and marketing consulting services, assist in the implementation of a strategic plan and assist, coordinate and monitor the Company's investor relations program. The agreement was for a term of six (6) months and could have been extended by the Company. In lieu of cash payments for services, GDA agreed to accept 50,000 shares of the Company's Common Stock under the Company's 2000 Stock Plan approved by its shareholders on February 28, 2000 and options to purchase an additional 50,000 shares at an exercise price of $1.09. Due to the further negotiations, the issuance was never made. The parties have canceled this Agreement.

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

           On May 16, 2000, the Company entered into a contract with Horizon Marketing Group ("Horizon") for the strategic planning, design and development for sales and marketing presentations by the Company and for the Company's website. The contract was amended on June 30, 2000. The initial contract was for $18,300 which was increased in the amendment by $14,405, for a total contract price of $32,705 of which the Company has thus far paid approximately $14,000. The contract is for a designated schedule of work which is paid under a fee schedule and by a reward bonus. Under the reward bonus, Horizon will, as the last payment, receive the greater of 2% of the value of each contract with a partner secured by virtue of the work performed or $17,705 by December 1, 2000. Further, Horizon can be engaged to provide ongoing development services at the rate of $1000 per month. The contract terminates when the project is completed.

           On May 25, 2000, the Company entered a staff leasing agreement with EPIX IV, Inc. ("EPIX") as a replacement for comparable services previously provided by Staff Leasing. Like the Staff Leasing arrangement, the EPIX arrangment creates a co-employment relationship between EPIX and the Company relative to the employees who work at the Company.

           Effective June 7, 2000, the Company's line of credit with SouthTrust renewed through August 12, 2000, with an option to extend the maturity until October 15, 2000 if the Company pledges a certificate of deposit in the amount of $25,000. The interest rate is prime plus 1.5% and the line is secured by the Company's equipment, receivables and inventory. The line is guaranteed personally by Dr. Swor. The line of credit was renewed on October 15, 2000 and the maturity date is December 31, 2000. The Company pledged an additional $25,000 certificate of deposit to secure the line. The outstanding amount on the line is $100,000.

           Effective June 28, 2000, the Company negotiated a new contract with US Surgical. This agreement supercedes all prior agreements between the parties. Under the terms of the new agreement, US Surgical will pay through June 30, 2000 the Company $300,000 in settlement for all amounts owed to the Company under the previous agreements and will pay the Company an additional sum of $200,000 for future services under the OasisOR.com initiative. This new arrangement is principally due to the ineffective introduction by US Surgical of OASiS into the healthcare environment through hardware installations. Both companies realize that the value of OASiS is the content and product it delivers. This new content agreement emphasizes US Surgical's continued belief in the information exchange network which the Company now had embarked upon as its focus.

           Effective July 1, 2000, the Company entered into an agreement with AORN under which AORN will provide certain of its proprietary content on a non-exclusive license basis to the Company. Under the agreement, AORN will deliver to the Company certain of its content for which it grants the Company a non-exclusive license to market and promote. The Company receives a substantial credit toward advertising in the AORN Journal and other AORN publications. The Company is required to provide the software and hardware to promote and market the AORN content. The Company is required to pay AORN $117,000 as the license fee and contact hours fee for the first year of the agreement. The Company is required to pay one-half of the license fee by December 15, 2000. To date, the Company has made payments related to the license fee in the amount of $25,000. AORN will reimburse the Company for certain conversion costs and to pay the cost of web enabling Home Study Courses sponsored by AORN. The agreement is for a term of three (3) years and it may be terminated by either party on 180 day notice. If terminated without cause, the Company is entitled to a refund of any unused license and user fees. AORN retains ownership of its intellectual property while the Company retains the ownership of its OASiS intellectual property.

           On July 6, 2000, the Company entered into an agreement with Carver Cross Securities Corp. ("CCSC") for investment banking services, including financial advisory services and efforts to secure equity or debt financing. TK has given verbal approval for this arrangement, subject to final approval of any financing package. The CCSC agreement is exclusive for a term of 120 days commencing the later of September 6, 2000 or the date a placement memorandum is ready for distribution. Under the agreement, CCSC receives a retainer of $6,000, plus a warrant to purchase 40,000 shares of the Company's common stock for a period of 5 years at an exercise price of $0.625 per share and monthly payments of $2,500 plus warrants for 40,000 shares of common stock.. In any case, under the agreement, CCSC will not receive warrants to purchase more than 120,000 shares. CCSC will receive compensation for equity financing arranged by CCSC, the sale of assets or a public offering placement. In the case equity financing is arranged, CCSC will receive complete warrants exercisable for 5 years at an exercise price equal to 101% of the amount paid by the investors. In addition, CCSC receives approved expenses. This agreement has been terminated effective September 2000. No warrants have been issued related to this agreement; however, the Company made payments to CCSC totaling $11,000.

     On August 16, 2000, the Company finalized a consulting agreement with GDA. Under the agreement, GDA is to provide business and marketing consulting services, assist in the implementation of a strategic plan and assist, coordinate and monitor the Company's investor relations program. The agreement was for a term of three (3) months, which term can be extended by the Company. In lieu of cash payments for services, GDA agreed to accept 200,000 shares of the Company's Common Stock under the Company's 2000 Stock Plan approved by its Shareholders on February 28, 2000. On October 25, 2000, the Company executed a second agreement with GDA which, effectively, extends its initial agreement with GDA for another term of three (3) months. In lieu of cash payments, for its services, GDA agreed to accept an additional 150,000 shares of the Company's Common Stock under the Company's 2000 Stock Plan.

           In September 2000, the Company entered into agreements with three healthcare companies as sponsors for its AORN/OasisOR.com CD-ROM launch in December 2000. Sponsorships range from $15,000 - $50,000 and provide the companies with advertising on the CD-ROM and AORN Journal ads, as well as the production of in-service Trainlets to be hosted on OasisOR.com. The companies are Haemacure Corporation, Imagyn Medical Technologies, and Karl Storz Corporation. In addition, the Company has entered into an agreement with Stryker Corporation, another healthcare company, to produce in-service Trainlets for its products. The Trainlets will be hosted on OasisOR.com with links to the Stryker website. This contract is for $32,500. Each of these contracts are for a one-year period.

           On October 6, 2000, the Company entered into an agreement with Quantumm Internet Services, Inc.,("Quantumm"), an Internet access provider. Under the terms of this agreement, Quantumm provides the Company with customized Internet services that enable the Company to be a virtual Internet service provider ("ISP"). Also, Quantumm has contracted to design the Company's CD-ROM for OasisOR.com that will be mailed out to AORN members in December 2000. The CD- ROM will provide users the option to sign up for Internet access branded as OasisOR..com. The total cost of the contract was $15,995 which the Company has paid.

           Effective October 15, 2000, the Company moved its corporate office to 3665 Bee Ridge Road, Suite 300, Sarasota, Florida 34233. The Company entered into a six (6) month lease with two (2) renewal options of six (6) months each. The monthly rent is $3700, inclusive of common area maintenance.

           In December 1999, the Company executed a Loan Agreement with Thomson Kernaghan & Co., Ltd. ("TK"), as Agent and Lender, whereby TK agreed to make loans to the Company of up to $5,000,000 in installments for a period commencing with the date of the agreement and ending on November 30, 2002 (the "TK Loan Commitment"). The Company may request additional draws of no less than $500,000 provided its Common Stock has traded for a minimum of $1.00 for 20 consecutive days and the stock has had an average trading volume of 25,000 shares for the same period. Due to the Company's current share price, it does not qualify for additional draws at this time. Under the terms of the TK Loan Commitment, each installment is supported by a convertible note and security agreement and the Agent and Lender are granted warrants to purchase shares of the Company's Common Stock. Further, 2,700,000 shares are held by TK in escrow for the potential conversion under the notes or exercise of the warrants. Under the terms of the TK Loan Agreement, an initial loan of $650,000 was made on December 30, 1999. On March 31, 2000 the Company received a second installment under the TK Commitment in the amount of $650,000. On April 28, 2000, TK elected to convert $100,000 of outstanding principal and $2,630 of the accrued interest into shares of Common Stock at a price of $0.5625 per share which represents 182,453 shares. On June 9, 2000, TK elected to convert $120,000 of outstanding principal and $4,129 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represents 331,010 shares. On July 11, 2000, TK elected to convert $40,000 of outstanding principal and $1,683.13 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represents 111,155 shares. On October 24, 2000, TK elected to convert $250,000 of outstanding principal and $16,219 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represents 709,918 shares. The Company granted TK registration rights and was obligated to file a Form S-3 within sixty (60) days of the agreement. The Company filed a registration statement on Form S-3 on March 2, 2000 covering initially 20,038,097 shares of its Common Stock. The issuance of the securities was made pursuant to Regulation S of the Act. The Form S-3 registration statement was declared effective on April 11, 2000. Since the Company did not meet financial projections which were an integral part of the transaction, TK and the Company are re-negotiating an arrangement which it is anticipated will be in the form of an amendment to the TK Loan Commitment relative to future installments.

           The TK Loan Commitment, as draw downs are taken and as interest accrues, will increase the long term debt of the Company. The Company is currently seeking other potential funding. With the TK Loan Commitment and in the event additional debt is raised, the Company will incur future interest expense. The TK Loan Commitment, if fully converted and all warrants are exercised, will dilute the interest of existing shareholders and in the event additional equity is raised, management may be required to dilute the interest of existing shareholders further or forego a substantial interest in revenues, if any. In the event that the Company is successful in securing additional debt financing, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both.

Discussion and Analysis

           The Company was founded in 1992 to combat the potential spread of bloodborne pathogenic infections such as HIV and hepatitis. It has broadened its mission to research, develop, manufacturing, marketing and selling medical products and services to the healthcare community.

           The Company was in the development stage until 1993 when it began commercial shipments of SutureMate(R), its first product. From inception in June, 1992 through December 31, 1999, the Company generated revenues of approximately $1,275,000 from a limited number of customers. Since inception through December 31, 1999, the Company has generated cumulative losses of approximately $2,780,000. Although the Company has experienced a significant percentage growth in revenues from fiscal 1992 to fiscal 1999, the Company does not believe prior growth rates are indicative of future operating results, especially in light of the contract with AORN and its new Internet-based site, OASiSOR.com and the anticipated contract with US Surgical. Due to the Company's operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. Moreover, the Company expects to continue to incur operating losses through at least through fiscal 2000, and there can be no assurance that losses will not continue after such date.

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

           The Company's plan of operations for the next twelve months is to focus on building revenue from production of its web-enabled training applications called Trainlets that it is currently marketing to healthcare companies. In addition, it anticipates additional revenues from the development of its website and registered user base. The Company also is aggressively seeking strategic alliances with targeted industry partners such as manufacturers of devices, manufacturers of pharmaceuticals, professional organizations such as nursing associations and hospital group purchasing organizations and integrated health networks along the lines created with the AORN contract.

           The Company estimates that revenues will be sufficient to fund ongoing operations at the current level when the website is functional and its registered users base reach levels of 75,000 or more. The Company is also aggressively marketing its web-enabled Trainlets to healthcare companies for which it has already received contracts totaling approximately $350,000.

           In the short term, to fund operations through fiscal 2000, the Company will seek to draw upon the funds available under the TK Commitment, to seek additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current anticipated agreements. Currently, the Company has available its existing lines of credit. The Company has increased its staff from six (6) at fiscal 1999 year end to nine (9) as of September 30, 2000. Provided that the TK Commitment and other funding is available when needed, the Company believes that it can meet its capital needs through year end. There can be no assurance that the Company will be successful in these efforts.

           As discussed in Note 10 to the Financial Statements, if the financing referred to above is not secured, the recoverability of the recorded asset amounts may be impaired.

           In 2001, the Company will require between $3 and $5 million in additional capital in the form of debt or equity to fund the continued expansion of the Oasis system and its development to meet increased demand and to implement its plans for increased marketing of its medical device products. This reduction is due to the new initiative which is less hardware intensive and requires less maintenance. Under the TK Commitment, $3,700,000 remains available under the terms of the agreement provided the Company can maintain its share price. Other than the TK Commitment, the Company has accepted no definite offer from any other source. There can be no assurance that such long-term financing will be available to the Company or that it will be on terms that the Company may seek.

Results of Operations for the Three and Nine Months Ended September 30, 2000 and 1999

Overview

           From its inception, the Company has incurred losses from operations. As of September 30, 2000, the Company had cumulative net losses totaling approximately $3,800,000. During fiscal 1999, management shifted its focus to aggressively marketing its proprietary products, especially those associated with Oasis Information Exchange.

Financial Position

           As of September 30, 2000, the Company had a deficit of working capital of $10,808, as compared to a deficit of working capital of $145,258 at September 30, 1999. This decrease in deficit is primarily due to additional borrowings on the TK Commitment and revenues received from US Surgical.

Revenues

           For the nine months ended September 30, 2000 and 1999, the Company had total revenues of $518,041 and $165,221, respectively. For the nine months ended September 30, 2000, revenues were comprised primarily of license and production fees provided to US Surgical pursuant to the contract dated July 1999. For the three months ended September 30, 2000 and 1999, the Company generated revenues of $58,556 and $112,488, respectively. Revenues for the three months ended September 30, 2000 consist of Trainlet production and sponsorship fees related to the Company's information exchange portal, OasisOR.com. For the three months ended September 30, 1999, revenues were derived from the Company's contract with US Surgical dated July 1999.

Selling, General, and Administrative Expenses

           For the nine months ended September 30, 2000, operating expenses increased by $564,016 or 94% from $602,555 for the nine months ended September 30, 1999. This increase is primarily related to marketing support expenditures to sustain the launch of the Company's Oasis Information Exchange. For the three months ended September 30, 2000 and 1999, operating expenses increased $208,184 from $207,231 in 1999 to $415,505 in 2000 due to increased personnel and marketing. In accordance with the Company's marketing plan for fiscal 2000, expenses related to promotion, trade shows, and conventions were increased to enhance the industry awareness of the company's products and services.

           In the past, the Company has focused on the design and development of proprietary products. For fiscal 2000, the Company has launched an aggressive marketing plan that is designed to increase worldwide sales of its products. Surgical believes that the increased operating expenses incurred during the nine months ended September 30, 2000 will position the Company to generate increased revenue in the 2001 fiscal year.

Liquidity and Capital Resources

           The financial condition, liquidity and capital resources of the Company should be assessed in context with the ability of the Company to continue as a going concern as discussed in the independent auditors' report.

           The Company's operations have been funded primarily from the $1,300,000 proceeds of draw downs under the TK Commitment completed in the fourth quarter 1999 and from cash flow of approximately $500,000 from licensing and production fees from US Surgical for Oasis during the nine months ended September 30, 2000. This allowed the Company to enhance its Oasis software and data base and fund current operations. At September 30, 2000, the Company has a $376,765 cash position.

           In addition to the balance of $3,700,000 available under the TK Commitment, the Company has a line of credit in the amount of $100,000 that matured on October 15, 2000 and has been renewed through December 31, 2000. It is guaranteed by Dr. Swor. In the past, the line of credit also has been used to fund operations on a short-term basis and $100,000 is currently outstanding. As of September 30, 2000, the Company pledged a certificate of deposit in the amount of $25,000 to secure the line of credit. On October 15, 2000, the Company pledged an additional certificate of deposit in the amount of $25,000 to renew the line of credit through December 31, 2000.

           Net cash used for investing for the nine months ended September 30, 2000 was approximately $157,000, representing primarily enhancements to the current version of Oasis.

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

Item 3.  Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           No matters were submitted to the Security Holders for a vote during the quarter ended September 30, 2000.

Item 5. Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------    -----------------------------------------------------------------

3.(I).1        Articles of Incorporation of Surgical Safety Products, Inc., a Florida corporation filed May 15, 1992 [1]

3.(II).1       Bylaws of Sheffeld Acres, Inc., now known as Surgical Safety Products, Inc. [1]

3.(II).2       Amended Bylaws of Surgical Safety Products, Inc. [2]

4.1            Voluntary Restriction Agreement between the Company and holders of Options under the 1994, 1998 and 1999 Stock Option Plan [10]

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

10.40          Investment Banking Services Agreement dated February 2, 2000 with Dunwoody
               Brokerage Services Inc. [8]

10.41          Consulting Agreement dated February 15, 2000 with Global Development Advisors
               Inc. [8]

10.42          Surgical Safety Products 2000 Stock Option and Award Plan [8]

10.43          Agreement with Steel Beach Productions dated February 29, 2000 [9].

10.44          Agreement with Horizon Marketing Group dated May 16, 2000 [10]

10.45          Agreement with EPIX dated May 25, 2000 [10]

10.46          Amendment to the Company's 2000 Stock Option and Awards Plan dated June 6,
               2000 [10]

10.47          Revolving Loan Agreement, Revolving Note, Security Agreement with SouthTrust
               Bank dated June 7, 2000 [10]

10.48          Agreement with AORN effective July 1, 2000 [10]

10.49          Agreement with Carver Cross dated July 6, 2000 [10]

10.50          Agreement with U.S. Surgical effective June 28, 2000 [11]

10.51      *   Agreement with Imagyn dated September 18, 2000

10.52      *   Agreement with Haemacure dated September 19, 2000

10.53      *   Agreement with Storz dated September 29, 2000

10.54      *   Agreement with Quantum dated October 6, 2000

10.55      *   Agreement with Stryker dated October 9, 2000

10.56      *   Property Lease dated October 13, 2000

10.57      *   Agreement with GDA dated October 25, 2000

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

[9] Previously filed with the Company's Form 10QSB for the Quarter ended March 31, 2000.

[10] Previously  filed with the Company's  Form 10QSB for the Quarter ended June
     30, 2000.

[11] Previously filed with the Company's Amendment 3 to the Form 10QSB for the Quarter ended June 30, 2000.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

      In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Surgical Safety Products, Inc. (Registrant)

Date: November  11, 2000             By:/s/ Pauline J. Parrish
                                     ---------------------------------------
                                     Pauline J. Parrish, Chief
                                     Financial Officer