Form 10QSB/A
period 2000-06-30
SURGICAL SAFETY PRODUCTS INC
filed 2001-01-04
CIK 1063530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment 4 to
                                   Form 10-QSB

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
                                                   ==================         ========================

                                         SURGICAL SAFETY PRODUCTS, INC

                                           CONDENSED BALANCE SHEETS

                                                 (Unaudited)                (Audited)
                                                    June 30,                December 31,
                                                      2000                     1999
Liabilities and Stockholders' Equity

Current Liabilities
  Line of Credit                                 $         100,000           $             100,000
  Notes Payable - related parties                           37,500                          52,500
  Accounts payable and accrued expenses                    199,136                         438,057
    Total current liabilities                              336,636                         590,557

Long-Term Liabilities
   Notes payable                                         1,110,905                         650,000
    Total Liabilities                                    1,447,541                       1,240,557


Stockholders' Deficit
  Common stock, $.001 par value,
   100,000,000 shares authorized;
    14,515,373shares issued
    and outstanding in 2000 and 1999
    respectively                                            14,516                          14,516
   Common stock held in escrow                              (2,187)                         (2,700)
  Additional paid-in capital                             3,433,476                       2,804,020
  Accumulated deficit                                   (3,340,118)                     (2,780,287)
    Total stockholders' deficit                           (105,687)                         35,549

Total Liabilities and Stockholders' Equity       $       1,553,228           $           1,276,106









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

10.50             Agreement with U.S. Surgical effective June 28, 2000

13.1              Definitive Proxy Statement filed February 28, 2000 [8]

27.1              Financial Data Sheet

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

                          Surgical Safety Products, Inc. (Registrant)



Date: January 4, 2001           By:/s/ Pauline J. Parrish

                                    ---------------------------------------
                                    Pauline J. Parrish
                                    Acting Chief Financial Officer