Form 10QSB/A
period 2000-09-30
SURGICAL SAFETY PRODUCTS INC
filed 2001-01-04
CIK 1063530

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

Stockholders' (Deficit) Equity
  Common stock, $.001 par value,
   100,000,000 shares authorized; 14,715,373 and 14,515,373
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

10.47          Revolving Loan Agreement, Revolving Note, Security Agreement with SouthTrust
               Bank dated June 7, 2000 [10]

10.48          Agreement with AORN effective July 1, 2000 [10]

10.49          Agreement with Carver Cross dated July 6, 2000 [10]

10.50          Agreement with U.S. Surgical effective June 28, 2000 [11]

10.51          Agreement with Imagyn dated September 18, 2000

10.52          Agreement with Haemacure dated September 19, 2000

10.53          Agreement with Storz dated September 29, 2000

10.54          Agreement with Quantum dated October 6, 2000

10.55          Agreement with Stryker dated October 9, 2000

10.56          Property Lease dated October 13, 2000

10.57          Agreement with GDA dated October 25, 2000

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

                                     Surgical Safety Products, Inc. (Registrant)

Date: January 4, 2001                 By:/s/ Pauline J. Parrish
                                     ---------------------------------------
                                     Pauline J. Parrish, Acting Chief
                                     Financial Officer