Form 10KSB
period 2000-12-31
SURGICAL SAFETY PRODUCTS INC
filed 2001-05-25
CIK 1063530

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission file no.        0-24921

                         Surgical Safety Products, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          New York                                              65-0565144
-------------------------------                             -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


3665 Bee Ridge Road, Suite 300
          Sarasota, Florida                                         34233
- ------------------------------                                  ----------
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

       Yes   X             No
           -----              -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $600,927.

     Of the 13,500,492 shares (14,865,373 shares are issued and outstanding; however, 1,364,881 shares were held in escrow by Thomson Kernaghan & Co, Ltd. but had no voting rights) shares of voting stock of the registrant issued and outstanding as of December 31, 2000, 10,347,729 shares are held by non-affiliates without considering the shares in escrow. The Company is quoted on the OTC under the symbol "SSPD". On May 23, 2001, the closing price was $0.025. Accordingly, the aggregate market value based of the non-affiliate shares based upon this closing price as of May 23, 2001 was $258,693.

                                TABLE OF CONTENTS



PART I

Item 1. Description of Business                                                  1

Item 2. Description of Property                                                 25

Item 3. Legal Proceedings                                                       25

Item 4. Submission of Matters to a Vote of Security Holders                     26

PART II

Item 5. Market for Common Equity and Related Shareholder Matters                27

Item 6. Management's Discussion and Analysis or Plan of Operation               29

Item 7. Financial Statements - Commencing on                                    36

Item 8. Changes and  Disagreements  with Accountants on Accounting And Financial
        Disclosure                                                              37

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        with Section 16(a) of the Exchange Act                                  37

Item 10. Executive Compensation                                                 43

Item 11. Security Ownership of Certain Beneficial Owners and Management         57

Item 12. Certain Relationships and Related Transactions                         58

Item 13. Exhibits and Reports on Form 8K                                        62

                                     PART I

Item 1. Description of Business.

     (a) Business Development

     Surgical Safety Products, Inc. (the "Company" or "Surgical") is incorporated in the State of New York and qualified to do business as a foreign corporation in the State of Florida. Surgical Safety Products, Inc. originally was incorporated under the laws of the State of Florida on May 15, 1992. On November 28, 1994 the Company merged into Sheffeld Acres Inc., a New York shell corporation which had approximately 1,100 shareholders, but had never commenced operations. Although Sheffeld Acres, Inc. was technically the surviving entity, the Company changed its name after the merger to Surgical Safety Products, Inc. Articles of Merger were filed with the State of Florida on October 12, 1994 and a Certificate of Merger was filed with the State of New York on February 8, 1995. The Company filed to do business as a foreign corporation on April 11, 1995 in the State of Florida. The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "SSPD". The Company's executive offices are presently located at 3665 Bee Ridge Road, Suite 300, Sarasota, Florida 34233, its telephone number is (941) 927-7874 and its facsimile number is (941) 925-0515.

           General

     The Company's overall mission is the research, development, production and distribution of innovative products and services for healthcare. Consisting of both traditional products and innovative business-to-business e-solutions, the common goal is a safer and more efficient environment for healthcare workers, manufacturers and patients. Originally formed as a medical device company, Surgical shifted focus to being an e-company when the Company's management recognized an untapped market niche: responding to the critical need for immediate communication and access to information in healthcare.

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

           Corporate Developments

     The Company entered into an agreement with IBM Global Services effective January 3, 2000 which included an IBM Customer Agreement and a Statement of Work (the "IBM Global Agreement"). Under the terms of the IBM Global Agreement IBM agreed to provide complete implementation and support service solutions for 1,200 OASiS terminals in an estimated 400 end user locations during the 12 month period commencing

December 1, 1999. On February 3, 2000, IBM Global Services and the Company finalized the Statement of Work. The services to be provided under the agreement included project planning, site surveys, product acquisition, network design, web-site hosting services, premises wiring, OASiS TouchPort Implementation, help desk support and consulting services. The estimated cost for performing the work was approximately $10 million. In addition, IBM Global Services agreed to bill the Company a monthly service charge for pre and post installation support services, including 24-7 support, and for labor, travel and out of pocket expenses. The Company was to provide technical resources and oversee the IBM Global's activities. Due to the new Internet focus, the Company has chosen to pursue for the delivery of its product, there is no longer any need for the services to be provided by IBM. Effective July 14, 2000, this contract was terminated. In March 2001, IBM brought suit against the Company. See Item 3. "Legal Proceedings."

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

     On February 29, 2000, the Company entered into a contract with Steel Beach Productions, Inc. ("Steel Beach") to design, develop, implement and test the OASiS Version 3.0 web based application. The contract is for a total of $160,100 and is to be paid $80,500 in cash and $80,500 in stock options. The Company paid a deposit of $20,012.50 and the balance is to be paid upon delivery of the prototype, preliminary product and final product. The options are due at the time of delivery of the final product. The common stock option number will be calculated based on the average closing share price ("ACSP") in the twenty (20) days of trading prior to deliver of the final product. The exercise price will be 50% of the twenty (20) day average closing price as quoted on the OTC BB. The number of options issued will be calculated by multiplying $80,050 times two (2) and dividing by the ACSP. The options are to have a term of five (5) years and are to conform to Company's consultant option policy as far as additional terms and details. This agreement with Steel Beach replaces two earlier agreements; specifically, one agreement for Version 2.0 dated December 30, 1999 in the amount of $37,800 in cash and $37,800 in stock options, and one agreement for Version 3.0 dated December 30, 1999 in the amount of $42,250 in cash and $42,250 in stock options. All efforts expended by Steel Beach Productions under these two earlier contracts are compensated under the terms of this agreement. The Company retains all propriety rights in the application. Steel Beach is responsible for its own costs and expenses. The agreement may be canceled by either party on thirty (30) days written notice. The Company did not consider the final product acceptable and no further payments were made.

     On May 16, 2000, the Company entered into a contract with Horizon Marketing Group ("Horizon") for the strategic planning, design and development for sales and marketing presentations by the Company and for the Company's website. The contract was amended on June 30, 2000. The initial contract was for $18,300 which was increased in the amendment by $14,405, for a total contract price of $32,705 of which the Company has thus far paid approximately $14,000. The contract is for a designated schedule of work which is paid under a fee schedule and by a reward bonus. Under the reward bonus, Horizon will, as the last payment, receive the greater of 2% of the value of each contract with a partner secured by virtue of the work performed or $17,705 by December 1, 2000. Further, Horizon can be engaged to provide ongoing development services at the rate of $1000 per month. The contract was terminated by the mutual agreement of the parties in December 2000.

     On May 25, 2000, the Company entered a staff leasing agreement with EPIX IV, Inc. ("EPIX") as a replacement for comparable services previously provided by Staff Leasing. Like the Staff Leasing arrangement, the EPIX arrangment creates a co-employment relationship between EPIX and the Company relative to the employees who work at the Company.

     Effective June 7, 2000, the Company's line of credit with SouthTrust in the amount of $100,000 was renewed through August 12, 2000, with an option to extend the maturity until October 15, 2000 if the Company pledged a certificate of deposit in the amount of $25,000. The interest rate is prime plus 1.5% and the line is secured by the Company's equipment, receivables and inventory. The line is guaranteed personally by Dr. Swor. The line of credit was renewed on October 15, 2000 and the maturity date is December 31, 2000. The outstanding balance at such time was $100,000. The Company pledged an additional $25,000 certificate of deposit to secure the line. As of December 31, 2000, the outstanding balance was $100,000. In 2001, the Company paid down the line of credit with the two (2) pledged certificates of deposit. As of this date a balance of $50,945 remains outstanding and the Company is in default on the terms of the agreement.

     Effective June 28, 2000, the Company negotiated a new contract with US Surgical. This agreement supercedes all prior agreements between the parties. Under the terms of the new agreement, US Surgical paid the Company through June 30, 2000 the sum of $300,000 in settlement for all amounts owed to the Company under the previous agreements and an additional sum of $200,000 for future services under the OasisOR.com initiative. This new arrangement is principally due to the ineffective introduction by US Surgical of OASiS into the healthcare environment through hardware installations. Both companies realize that the value of OASiS is the content and product it delivers. This new content agreement emphasizes US Surgical's continued belief in the information exchange network which the Company now had embarked upon as its focus.

     Effective July 1, 2000, the Company entered into an agreement with AORN under which AORN will provide certain of its proprietary content on a non-exclusive license basis to the Company. Under the agreement, AORN will deliver to the Company certain of its content for which it grants the Company a non-exclusive license to market and promote. The Company receives a substantial credit toward advertising in the AORN Journal and other AORN publications. The Company is required to provide the software and hardware to promote and market the AORN content. The Company is required to pay AORN $117,000 as the license fee and contact hours fee for the first year of the agreement. The Company is required to pay one-half of the license fee by December 15, 2000. To date, the Company has made payments related to the license fee in the amount of $25,0000. AORN will reimburse the Company for certain conversion costs and to pay the cost of web enabling Home Study Courses sponsored by AORN. The agreement is for a term of three (3) years and it may be terminated by either party on 180 day notice. If terminated without cause, the Company is entitled to a refund of any unused license and user fees. AORN retains ownership of its intellectual property while the Company retains the ownership of its OASiS intellectual property. As of December 31, 2000, the Company still owes AORN $33,000 related to the first payment of $58,500 that was paid as of December 15, 2000. In
January 2001, AORN gave the Company notice of termination. The agreement requires 180 days notice and provides for refund, but the Company continues to negotiate with AORN on this and further business such as on-line products directories.

     On July 6, 2000, the Company entered into an agreement with Carver Cross Securities Corp. ("CCSC") for investment banking services, including financial advisory services and efforts to secure equity or debt financing. TK has given verbal approval for this arrangement, subject to final approval of any financing package. The

CCSC agreement was exclusive for a term of 120 days commencing the later of September 6, 2000 or the date a placement memorandum is ready for distribution. Under the agreement, CCSC received a retainer of $6,000, plus a warrant to purchase 40,000 shares of the Company's common stock for a period of 5 years at an exercise price of $0.625 per share and monthly payments of $2,500 plus warrants for 40,000 shares of common stock. In any case, under the agreement, CCSC would not receive warrants to purchase more than 120,000 shares. CCSC was to receive compensation for equity financing arranged by CCSC, the sale of assets or a public offering placement. In the case equity financing was arranged, CCSC was to receive complete warrants exercisable for 5 years at an exercise price equal to 101% of the amount paid by the investors. In addition, CCSC receives approved expenses. This agreement was terminated effective September 2000. No warrants have been issued related to this agreement; however, the Company made payments to CCSC totaling $11,000.

     On August 16, 2000, the Company finalized a consulting agreement with GDA. Under the agreement, GDA was to provide business and marketing consulting services, assist in the implementation of a strategic plan and assist, coordinate and monitor the Company's investor relations program. The agreement was for a term of three (3) months, which term can be extended by the Company. In lieu of cash payments for services, GDA agreed to accept 200,000 shares of the Company's Common Stock under the Company's 2000 Stock Plan approved by its Shareholders on February 28, 2000. On October 25, 2000, the Company executed a second agreement with GDA which, effectively, extended its initial agreement with GDA for another term of three (3) months. In lieu of cash payments, for its services, GDA agreed to accept an additional 150,000 shares of the Company's Common Stock under the Company's 2000 Stock Plan. There were no further renewals.

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

     On October 6, 2000, the Company entered into an agreement with Quantumm Internet Services, Inc.,("Quantumm"), an Internet access provider. Under the terms of this agreement, Quantumm provides the Company with customized Internet services that enable the Company to be a virtual Internet service provider ("ISP"). Also, Quantumm has contracted to design the Company's CD-ROM for OasisOR.com that will be mailed out to AORN members in December 2000. The CD-ROM will provide users the option to sign up for Internet access branded as OasisOR.com. The total cost of the contract was $15,995 which the Company has paid.

     Effective October 13, 2000, the Company moved its corporate office to 3665 Bee Ridge Road, Suite 300, Sarasota, Florida 34233. The Company entered into a six (6) month lease with two (2) renewal options of six (6) months each. The monthly rent is $3700, inclusive of common area maintenance. The Company is in the process of moving in anticipation of its merger with Emagisoft Technologies Inc. ("Emagisoft") discussed below.


     In December 1999, the Company executed a Loan Agreement with Thomson Kernaghan & Co., Ltd. ("TK"), as Agent and Lender, whereby TK agreed to make loans to the Company of up to $5,000,000 in installments for a period commencing with the date of the agreement and ending on November 30, 2002 (the "TK Loan Commitment"). The Company may request additional draws of no less than $500,000 provided its Common Stock has traded for a minimum of $1.00 for 20 consecutive days and the stock has had an average trading volume of 25,000 shares for the same period. Due to the Company's current share price, it does not qualify for additional draws at this time. Under the terms of the TK Loan Commitment, each installment is supported by a convertible note and security agreement and the Agent and Lender are granted warrants to purchase shares of the Company's Common Stock. Further, 2,700,000 shares are held by TK in escrow for the potential conversion under the notes or exercise of the warrants. Under the terms of the TK Loan Agreement, an initial loan of $650,000 was made on December 30, 1999. On March 31, 2000 the Company received a second installment under the TK Commitment in the amount of $650,000. On April 28, 2000, TK elected to convert $100,000 of outstanding principal and $2,630 of the accrued interest into shares of Common Stock at a price of $0.5625 per share which represents 182,453 shares. On June 9, 2000, TK elected to convert $120,000 of outstanding principal and $4,129 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represents 331,010 shares. On July 11, 2000, TK elected to convert $40,000 of outstanding principal and $1,683.13 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represents 111,155 shares. On October 24, 2000, TK elected to convert $250,000 of outstanding principal and $16,219 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represents 709,918 shares. The Company granted TK registration rights and was obligated to file a Form S-3 within sixty (60) days of the agreement. The Company filed a registration statement on Form S-3 on March 2, 2000 covering initially 20,038,097 shares of its Common Stock. The issuance of the securities was made pursuant to Regulation S of the Act. The Form S-3 registration statement was declared effective on April 11, 2000. Since the Company did not meet financial projections which were an integral part of the transaction, TK and the Company re-negotiated the arrangement which terminated the Loan Commitment and settled all matters between the parties.

     Pursuant to a loan cancellation and settlement agreement effective February 7, 2001 (the "Cancellation Agreement"), TK agreed to convert the balance of the December 1999 debt in the amount of $140,000 plus accrued and unpaid interest in the amount of $12,395 and to convert $90,000 on the installment given on March 31, 2000 under the Loan Commitment plus accrued and unpaid interest of $6,175 into a total of 662,854 shares of the Common Stock registered by the Form S-3 registration, thereby leaving an outstanding principal balance dating to March 31, 2000 of $560,000 plus accrued and unpaid interest (the "March Balance"). Interest on the March Balance shall continue to accrue at the rate of eight percent (8%) per annum; however, all future interest payments, at the option of the Company, may be made in cash or by delivery of registered shares at a conversion price equal per share equal to the amount of accrued and unpaid interest as of the conversion or repayment date divided by the five (5) day average closing bid price prior to the conversion or repayment date. Further, TK committed, subject to not exceeding ownership of 4.99%, to convert as soon as possible the March Balance. The Company may continue to repay all or any part of the March Balance in cash. TK agreed to return all shares held in escrow and agreed to a triangular merger contemplated by the Company. Provided such merger occurred before May 15, 2001, TK agreed not to sell, directly or indirectly, more than twenty-five percent (25%) of the Company's volume in any trading day. Such anticipated merger, to be discuss below, did not occur before May 15, 2001. In consideration of the Cancellation Agreement and the accelerated conversion into the Company's shares, the Company agreed to issue 682,108 shares of its restricted Common Stock in relation to the balance of the December 1999 debt which was converted and 3,109,487 shares of its restricted Common Stock in relation to the March 31, 2000 installment as bonus shares (the "Bonus Shares") Additionally, the Company granted, for a period of two years, both the Lender and the Agent each warrants to purchase 380,000 shares of the Company's restricted Common Stock at $0.1846 per share (the "Bonus Warrants"). Until fully converted, TK was given the option to place an independent third party on the Company's Board of Directors. Of the 20,038,097 shares registered on Form S-3, only those shares issued pursuant to the earlier conversions and pursuant to the agreement and original Lender and Agent Warrants would be registered with the balance deemed null and void. Accordingly, the registration of 13,255,946 potentially issuable registered shares would be null and void and such shares would not be issued .

     Following execution of the Cancellation Agreement, TK converted an additional $243,665 of principal on the March Balance and accrued and unpaid interest in the amount of $19,601 into a total of 702,043 shares. The certificate for shares held in escrow was cancelled and there are no longer any escrowed shares in relation to the arrangements between the parties. As of the date hereof, the principal indebtedness to TK is in the amount of $316,335 plus accrued and unpaid interest from March 31, 2000.

     Until fully converted, the TK Loan Commitment, as interest accrues, will increase the long term debt of the Company. The Company is currently seeking other potential funding. With the TK Loan Commitment and in the event additional debt is raised, the Company will incur future interest expense. The TK Loan Commitment, if fully converted and all warrants are exercised, will dilute the interest of existing shareholders and in the event additional equity is raised, management may be required to dilute the interest of existing shareholders further or forego a substantial interest in revenues, if any. In the event that the Company is successful in securing additional debt financing, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both.

     In December 2000, the Company formed a Florida corporation, OIX Inc. as a wholly owned subsidiary. The Officers and Directors of Surgical serve in similar capacities with OIX Inc.

     In February 2001, the Company executed a Term Sheet with Emagisoft whereby Emagisoft will merge into OIX, Inc.. The shareholders of Emagisoft will exchange their shares for share in Surgical on a 1 for 1 basis. In addition, Emagisoft's Preferred Shares will exchange their preferred shares in Surgical's Preferred Shares on a 1 for 1 basis. The reverse triangular merger was expected to be completed some time in May 2001; however, due to a shortage of funds on the part of both Emagisoft and Surgical the merger has not been completed as of this date. Surgical and Emagisoft decided to proceed with merger plans because there are certain synergies that will result from the merged companies. Currently, Surgical outsources a great deal of its CD production and computer design. Emagisoft provides such services. Further, both companies are within the same geographic region and share many of the same suppliers. Lastly, Emagisoft has existing management that can provide the stability in management Surgical has been seeking over the last few years. As a result of these features, management for these two companies believed that collectively they could achieve the goals of each of the companies at a faster rate. Emagisoft provides hosting and Web-based design solutions for clients in a variety of fields, from electronics manufacturing to healthcare services. Their software and technology offer the high levels of availability, scalability, and security required to ensure the success of corporate online presence. They are dedicated to exceeding client expectations with exceptional Web-based tools and e-commerce services. It is expected that the combination of OIX and Emagisoft will create exceptional synergies for developing and distributing web-based products and services in a variety of healthcare markets. At the time the merger is completed, Surgical will file on Form 8K a combined business plan.

     On March 16, 2001, the Company entered a staff leasing agreement with Selective HR Solutions ("Selective HR") as a replacement for comparable services previously provided by EPIX. Like the EPIX arrangement, the Selective HR arrangement creates a co-employment relationship between Selective HR and the Company relative to the employees who work at the Company

     See (b) "Business of Issuer" immediately below for a description of the Company's business.

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

     OIX consists of three lines of e-business. The primary product produced by OIX is a service that creates customized training applications for virtually any topic. These web browser-based educational modules are designed to provide the end-user with succinct, current information on any topic within practically any industry. As a second line of business, OIX builds on-line communities in specific target markets positioned as information exchanges. The third line of business, a natural by-product of the first two, is Internet application development and support services

     During the third quarter of 2000, the Company realized that they were focusing too much attention to the installation of hardware rather than focusing its attention on its real product - information. In July 2000, the Company signed an agreement with the Association of periOperative Registered Nurses ("AORN"), one of the largest nursing organizations in the United States, to license their content - AORN Journal Online, OR Product Directory, Standards Recommended Practices and Guidelines (SRPG) and other content. See "Corporate Developments".

     AORN has 43,000 members and other mailing lists comprising of an additional 100,000 people. As part of this initiative, the Company was to produce a CD-ROM for mailing in January 2001. This CD featured OASiS. The CD was mailed in the AORN Journal for members.

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

     Under the AORN arrangement, the Company's product will be delivered through the Internet via its website or information exchange which will be called OasisOR.com. The data center will have the same type of content from device manufacturers, clinical associations and other relevant resources; however it will be for OR employees only, with the information relevant to them. Although AORN has ended the original agreement, negotiations are on-going to re-establish a joint working relationship. The Company has created a digital version of the AORN's Operating Room Product Directory and continues to host content on behalf of AORN.

     Although the Company pays AORN licensing fees, the Company expects to generate revenue from sponsorships of the CD and from user fees and advertising on its website. The Company negotiated its first sponsorship agreement with US Surgical in lieu of the previous agreement which required massive expenditures for hardware installations. A number of additional corporate content providers also have been added as clients, including Stryker, Storz, Haemacure and others.

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

     SutureMate(R) was re-designed in late 1998 and has been re-released since demand has increased due to statutory changes relating to needlestick injuries. Legislation has been adopted at both the federal and state level. An overview of state needle safety legislation can be viewed at www.cdc.gov/niosh/ndl-law.html. This legislation essentially requires state agencies with employees at rist to implement needleless systems and sharps with engineered sharps injury protection in order to prevent the spread of bloodborn pathogens in the workplace.

     The product was re-engineered and updated after feedback from over 4,000 surgeons and surgical technologists who used or reviewed the product since its inception. As a result of the re- design, the Company believes that there are new clinical advantages and that the product can be produced at a significantly lower manufacturing cost. These beliefs are based on the fact that the re-design includes a tent-like configuration with a hidden cutting device contained between the adhesive base and the holding device. This allows the surgeon to separate the needle from the suture without a scrub nurse intervening with a scissor. The cost reduction will result from the fact that the original version cost approximately $6.00 per unit while the new version costs approximately $1.10 per unit including packaging and sterilization, allowing it to be marketed in the $5 to $6 range which is more in keeping with pricing for a disposable product. Due to its proven history, SutureMate(R) is a "proven" product that complies with current legislation.

     On Feb 13, 2001, the Company announced an agreement with DeRoyal Industries, Inc. ("DeRoyal")to distribute SutureMate(R) worldwide. DeRoyal is the largest privately held healthcare supplier of safety devices with over 250 sales representatives worldwide. Formed in 1973, DeRoyal is a international, vertically-integrated supplier of institutional and consumer healthcare products and services, with 27 subsidiaries and affiliates in seven states (California, Florida, Georgia, Oklahoma, South Carolina, Tennessee, and Virginia) and ten countries (Canada, Costa Rica, England, Estonia, Germany, Ireland, Italy, the Netherlands, Sweden and the United States). DeRoyal's four business units, Acute Care, Patient Care, Wound Care and OEM (original equipment manufacturer) produce more than 25,000 products, including: rehabilitation and therapy products, sports medicine supports, orthopedic bracing and supports, fiberglass and plaster casting; wound care dressings; unitized surgical delivery systems, including TracePak and custom procedural trays; surgical accessories; neonatal, labor and delivery products; angiographic, endoscopic, anesthesia and temperature monitoring products; as well as manufacturing services in plastics, textiles, electrical manufacturing, converting and sterilization. DeRoyal introduced the re-designated SutureMate(R) at AORN in March, placed an order for 8,000 units for which the Company was paid when it made delivery in May 2001.

     Currently, the re-designed SutureMate(R) is manufactured by the Hansen Plastic Division of Tuthill Corporation at their plant located in Clearwater, Florida ("Tuthill"). The Company is in the process of negotiating additional manufacturing sources and original equipment manufacturer sales.

           The Organization

     As of December 31, 2000, the Company employed six (6) people under an agreement with EPIX and on a full time basis, including its Chief Executive Officer. Currently, the Company employs five (5) persons under the Selective HR agreement. Total employee salaries expense incurred for the year ending December 31, 2000 were $613,053 of which $111,250 was related to Executive Compensation, including salaries and the value of Common Stock and Options issued and granted to such executives. Of the total amount of salaries expense, the Company paid $577,595 and has accrued $35,458 for unpaid amounts still owed. The Company's executive officers and directors devote such time and effort as are necessary to participate in the day-to-day management of the Company. During the fourth quarter of 2000, the Company did not employ any additional staff. Subject to the availability of additional funding, of which there can be no assurance, the Company plans to add personnel as needed to implement its growth plans.

     The Company is dependent upon the services of one of its officers and directors. Dr. G. Michael Swor, the founder and Chairman of the Board and the Chief Executive Officer of the Company, is responsible for inventing all four
(4) of the patents, which patents were assigned to the Company in exchange for stock. Dr. Swor is responsible for the overall corporate policy and the financing activities of the Company. The Company is the beneficiary of a "key-man" insurance policy currently owned by Dr. Swor. In addition to his duties with the Company, Dr. Swor is a board certified, practicing physician with a specialty in Obstetrics and Gynecology. The Company plans to continue to use to its advantage the reputations and skills of this officer in the medical industry. Nevertheless, while this officer have been successful in the past, there can be no assurance that he will be successful in the continued development of the Company which is needed for a successful operation of the Company. The Company has an employment agreement with this individual.

Business Strategy

     The Company's business strategy, which is dependent upon obtaining sufficient additional financing, is to enhance the commercialization of the OIX, and then, to the extent sufficient funds are available (of which there is no assurance), the existing and future products of the Compliance Plus exposure prevention and surgical efficiency product line. The Company remains committed to providing innovative products and services which create and maintain a safe surgical environment for medical and hospital staff, healthcare workers and patients, as well as to enhance the level of surgical care available to patients. The Company's revenues are based upon lease payments and fees for display of inservice modules from its Data Systems Division and sale of its products and distribution fees from the Medical Products Division. The Company's revenues are dependent on the volume of sales from its products.

     Revenues from sales are recognized in the period in which sales are made. The Company's gross profit margin will be determined in part by its ability to estimate and control direct costs of manufacturing and its ability to incorporate such costs in the price charged to clients.

     The Company's objective is to become a dominant provider of medical systems and devices which improve occupational safety, advance surgical techniques and provide greater efficiency. To achieve this objective, and assuming that sufficient operating capital is available as and when needed, the Company intends to: (i) develop international distribution channels and co-marketing alliances for the Company's products and services; (ii) continue research and development and acquisitions of synergistic products and software programs; and
(iii) frequently fine tune market strategies based upon ongoing evaluations of customer needs, capital budgeting opportunities and market economy fluctuations.

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

     OIX has been foundationally designed to accept multi-lingual applications. The Company expects that this will not only facilitate acceptance in the cosmopolitan markets within the United States, but also will enable instant adaptations to international markets which traditionally follow the United States leadership in developments of safety and exposure guidelines.

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

     The primary end user market for the products and services of Surgical include 8,000 hospitals, 100,000 surgeons and over 1,000,000 surgical nurses and technologists. Secondary end user markets include out-patient clinics, dental offices, emergency medical services, fire and rescue organizations, medical offices and laboratories. This segment of the Company's market will be the ultimate user of both the medical devices and OIX and it is particularly defined by the need for protection against bloodborne diseases from body fluids and sharps injuries, such as needlesticks.

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

     The market segment for medical-related companies consists of approximately 11,600 medical device manufacturers, 360 pharmaceutical companies and 1,260 training and educational organizations. The Company believes that this is a significant segment for them for three reasons. First, these companies will be enlisted as content providers (a content provider supplies OASiS with device information and other educational components) ("Content Providers"). Content Providers are potential customers for the Company because they pay a reoccurring fee to broadcast their information on OIX. Secondly, this market segment is desirous of the data collected by OIX as it relates to the information surrounding exposure occurrences. The Company already has received requests for access to this (yet-to-be collected) data. The third reason the Company believes this segment to be significant is that these companies are a key component to the Company's sales strategy for its medical devices. The Company believes that its relationship with US Surgical as a strategic partner is based on the integration of OIX and the Company's Compliance Plus line of products and the venue potential for US Surgical products. The Company believes that the criteria for another appropriate strategic partner for an alliance with the Company would have a worldwide presence, maintain a dedicated, highly trained sales force with access to the operating room, be a respected and an acknowledged leader in the industry, be among the Fortune 500 companies or equivalent and have an interest in diversification of its existing product lines. In this regard, the Company believes that its long term arrangements with US Surgical establishes a strategic alliance with a company which meets these criteria.

Distribution of Products

     OIX and SutureMate(R) are currently the Company's only products available available in the marketplace.

     Under the prior arrangement with AORN, the Company licensed their content - AORN Journal Online, OR Product Directory, Standards Recommended Practices and Guidelines (SRPG) and other content. AORN has 43,000 members and other mailing lists comprising of an additional 100,000 people. As part of this initiative, the Company produced a CD-ROM that was mailed in January 2001. This CD features OASiS. The CD was mailed in the AORN Journal its members.

     The arrangement with DeRoyal provides for the worldwide distribution of SutureMate(R). An order of 8,000 pieces was delivered by the Company in May 2001.

Methods of Distribution

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

     The Company also solicits orders through direct mail sales, trade publications and advertising by targeting specific market groups. The Company is actively campaigning to establish repeat markets for Surgical's products. Customer follow-up is currently handled by in-house staff. Orders obtained can be shipped from in-house inventory or warehousing arrangements. The Company has the original SutureMate(R) in stock and is finalizing manufacturing, sterilization and inspection procedures for the re-designed SutureMate(R) so that inventory can be established. Customers may return defective merchandise for a full refund, credit or replacement. In recent years, such returns have been insignificant.

Status of Publicly Announced Products and Services

     Based upon feedback from surgeons and operating room technologists since the introduction of SutureMate(R) in 1993, this product has been re-engineered and is currently being distributed by DeRoyal.

     Once trials are completed and subject to the availability of additional funding after fulfillment of marketing commitments to OIX, the Company intends to make final engineering adjustments to Prostasert(TM) and then commence manufacturing for initial market entry in the United States. There is no current timetable for such entry.

     The OIX is operational via OasisOR.com, but services and new developments are on hold at the current time until additional resources can be obtained by way of partnerships and or funding.

     The Company continues to look for manufacturers and distributors for Prepwiz(TM) and Prostasert(TM).

Competition

     There is intense competition in the markets in which the Company engages in business. However, the Company believes that there is relatively little competition for its products at this time.

     Notwithstanding its innovative product line, there are many major companies which could compete with the Company due to their size and market share in the medical products area. The Company believes that these major companies will continue their efforts to develop and market competitive devices. It is for this reason that the Company has sought to align itself with a strategic partner such as US Surgical.

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

     The market for products for minimally invasive surgery is highly competitive. The Company believes if it enters this market that it could gain a significant share of the market as the result of its innovative efforts and superior products. This is principally due to the Company's involvement with Dr. William Saye, a Company Director and the Advanced Laparoscopy Trauma Center ("ALTC") which he headed and which has trained several thousand surgeons in advanced laparoscopic surgery. Ethicon, through a division known as Ethicon Endo-Surgery, markets a line of endoscopic instruments directly competitive with the Company's contemplated products and this company would be Surgical's principal competitor in minimally invasive surgery. Both Ethicon Endo-Surgery and the Company have agreements with Dr. Saye. However, Dr. Saye's agreement with the Company specifically provides that it will not compete with the Ethicon agreement. Dr. Saye's agreement with Ethicon calls for him to travel to various sites to conduct seminars and to provide teaching services for physicians. His agreement with Surgical conveys to Surgical the right to market his ALTC database. Therefore it is believed that the two arrangements do not compete. The Company understands that Ethicon devotes considerable resources to research and development and sales efforts in this field. Numerous other companies manufacture and distribute single use endoscopic instruments.

     Surgical faces competition in its data service line by a system developed by the University of Virginia and promoted by the International Healthcare Worker Safety Center. Designated EpiNet, this is a single system designed to track and report bloodborne pathogen exposures in the healthcare setting. It is installed in approximately seventy (70) healthcare facilities; however, Company research indicates that EpiNet is actually used in only a fraction of those facilities. This research was assembled by interviewing healthcare workers who were users of the system at the American College of Surgeons annual meeting and by interviews with members of the Medical Advisory Panel who are familiar with the system. This system has been analyzed by infection and systems control experts and has been found to be "non-user friendly". That is because it is a DOS based systems which requires a sophisticated user, it is limited to bloodborne pathogen programs and content, it requires keyboard interface and is research based rather than user information based. Although this system has been available for several years, it has not achieved large market acceptance most likely because of the characteristics which make it "non-user friendly". The Company is encouraged by the fact that EpiNet has been installed in so many facilities as evidence that computer aided reporting and services are desired by the healthcare community and notwithstanding EpiNet's failure to gain large market acceptance, believes that the Company's OIX could find greater acceptance because of its ease of use due to the touch access concept and the broader availability of information which OASiS can provide on site.

     There are approximately two hundred (200) companies with at least some products designed to facilitate healthcare training. With a technology shift toward computer based training ("CBT"), this market is undergoing some redefinition. Certain companies are shifting from a VCR/booklet format to multimedia applications. Other companies are new and were formed specifically to develop CBT programs for healthcare training. The Company believes that these competitors are relying upon the healthcare facility to provide the delivery system, a personal computer, for such training programs. The Company believes that OIX, which offers a two way interactive feedback system will have greater market attraction.

     The  Company's  principal  methods  of  competing  are the  development  of
innovative  products,   the  performance  and  breadth  of  its  products,   its
technically trained sales force, and its educational services, including sponsorship of training programs. Most of the Company's potential major competitors have greater financial resources than the Company. Some of its potential competitors, particularly Ethicon, have engaged in substantial price discounting and other significant efforts to gain market share, including bundled contracts for a wide variety of healthcare products with group purchasing organizations. In the current healthcare environment, cost containment has become a significant factor in purchasing decisions by hospitals. Additional cost effectiveness was one of the principle factors in the redesign of SutureMate(R) and a principle consideration in the refocusing of the OIX.

     Surgical currently has a limited sales force. However, at such time as the Company has an suitable strategic partner and adequate funding, it intents to train its sale for on an ongoing basis to focus on healthcare worker safety issues. The Company believes that it has the management expertise to have its sales force distinguish itself from the competition. More specifically, the Company is developing a clear and concise understanding of the inherent safety risks associated with the healthcare worker's everyday work place. This understanding is accomplished through its personnel which has extensive experience in the healthcare industry, medical expertise, engineering capabilities, communications skills with customers, as well as an understanding of the medical marketplace and a variety of manufacturing practices. The Company believes that the end result is that it is able to provide the customer with a unique product or service specifically developed with individualized safety and utility in mind, while providing that product or service to the customer so that its value exceeds its cost.

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

     Current and future customers were interviewed at major medical organization exhibits. Overall statistics indicate that 50% of vascular, thoracic and general surgeons found the Compliance Plus products to be useful, safe and potentially cost effective. OB/GYN's urologists and plastic surgeons gave a 90% favorable evaluations, while over 90% of surgical technologists gave "high" to "very high" ratings to SutureMate(R). The Company believes that it has chosen a developing market with no well-established industry leaders at this time. Further it believes that its products are unique and that by maintaining a relatively narrow market focus, combined with technical expertise, that it can achieve rapid growth.

Sources and Availability of Raw Materials

     The OIX software is proprietary to the Company.

     Raw materials necessary for the manufacturer of parts, components and packaging supplies for all of the Company's products manufactured by the Medical Products Division are readily available from numerous third-party suppliers.

     The Company does not rely on any other principal suppliers for any of its raw materials. However, with regard to SutureMate(R), the Company has received a price quotation from Tuthill for the manufacture of the redesigned SutureMate(R).

Dependence on Major Customers

     At the current time, Surgical is reliant upon a few major customers for several of its products. For fiscal year ending December 31, 2000, the Company derived approximately 98% of its revenue from US Surgical for OASiS license and productions fees. For fiscal year ending December 31, 1999, the Company derived approximately 96% of its revenue from OASiS licensing fees and private partnership fees from US Surgical.

     With regard to the OIX, the Company is reliant upon its agreements with AORN and the trainlets produced for Contender Providers that will be viewed on the AORN website.

     SutureMate(R) sales are currently principally reliant upon in-house distribution and re-establishment of various distribution arrangements for generating revenues for this product. Changes in state laws have increased the attractiveness of this product.

     Subject to the availability of additional funding, of which there can be no assurance, the Company believes that it can increase its customer base so that the loss of any one client will not adversely impact upon the financial condition of Surgical.

Research and Development

     The Company believes that research and development is an important factor in its future growth. In the past, the Company engaged in extensive product research and development and it has at least four (4) additional products for the medical and healthcare community, all of which are in various stages of development, from prototype to patent. Subject to proper timing and sufficiency of the installments under the TK Loan Commitment or the availability of additional funding again may devote a substantial amount of time to the research and development of products within distinct product lines. Substantially all of the products in research and development have been designed, drawn, had preliminary market research conducted and have been submitted for review to the Company's patent counsel.

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

     On June 1, 1998, the Company filed for two (2) patents on the OASiS system which includes propriety aspects of the software, algorithms and reports, as well as the inservice training modules which are owned by the Company. Neither of these patents have been issued to date and the applications are still pending.

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

     Effective April 2001, OSHA revised its bloodborne pathogens standards to conform with the requirements of the Needlestick Safety and Prevention Act of 1999. This act required OSHA to revise the standards so as to include new examples in the definitions of engineering controls along with other matters.
The final OSHA rule can be viewed at www.osha-slc.gov/FedReg_osha_data/ FED200110118A.html.

State and Local Licensing Requirements

     Since 1998, 18 states have adopted some type of legislation regarding needlesticks and health care worker exposure to bloodborne pathogens exposure. They include Alaska, Arkansas, California, Connecticut, Georgia, Hawaii, Iowa, Maine, Maryland, Massachusetts, Minnesota, New Hampshire, New Jersey, Ohio, Oklahoma, Tennessee, Texas and West Virginia. Legislation is being considered in Florida, Illinois, Indiana, Michigan, Montana, New York, Oregon, Pennsylvania, Wisconsin and the District of Columbia.

     These state laws are aimed at adding additional safeguards for health care workers at the state level. This includes addition provisions not in the federal OSHA Bloodborne Pathogens Standards and/or coverage of public employees not regulated by OSHA. An overview of state needle safety legislation can be viewed at www.cdc.gov/niosh/ndl- law.html.

     Other than the governmental regulatory schemes listed above, the Company is not subject to any other state or local regulations which apply to the operation and business of the Company.

Effect of Probable Governmental Regulation on the Business

     The Company does not believe that there are any effects from probable government regulation, including state or local laws, on the business.

Cost of Research and Development

     For fiscal years 1999 and 2000, the Company expended $51,281 and $44,431 of its revenues, respectively, on research and development. These expenditures represented 29.3% and 7.4%, respectively, of the total revenues of the Company for such fiscal years. The principal decrease in the cost of research and development for fiscal 2000 from 1999 was based upon the fact that the foundational structure of the OASiS network during was completed 1998 and the 2000 OASiS developments were a continuation of 1999 foundational base.

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

Employees and Consultants

     As of December 31, 2000, the Company employed six (6) persons, under its arrangement with EPIX. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent.

     On March 16, 2001, the Company entered a staff leasing agreement with Selective HR Solutions ("Selective HR") as a replacement for comparable services previously provided by EPIX. Like the EPIX arrangement, the Selective HR arrangement creates a co-employment relationship between Selective HR and the Company relative to the employees who work at the Company

     In December 2000, the Company granted options to purchase a total of 300,000 shares of its Common Stock at an exercise price of $0.13 to five (5) employees under the Company's 2000 Stock Plan approved by the shareholders in February 2000. The Company granted such options pursuant to Section 4(2) of the Act and Rule 506.

     In August 2000, the Company executed a Consulting Agreement with Global Development Advisors, Inc. ("GDA")). Under the agreement, GDA was to provide business and marketing consulting services, assist in the implementation of a strategic plan and assist, coordinate and monitor the Company's investor relations program. The agreement was for a term of three (3) months and could be extended by the Company. In lieu of cash payments for services, GDA agreed to accept 200,000 shares of the Company's Common Stock under the Company's 2000 Stock Plan approved by its shareholders on February 28, 2000. In October 2000, the Company extended the agreement for an additional three (3) months and issued 150,000 shares of the Company's Common Stock under the Company's 2000 Stock Plan in lieu of a cash payment. There were no further extensions to this agreement.

Item 2.  Description of Property

     The Company's executive offices are located at 3665 Bee Ridge Road, Suite 300, Sarasota, Florida 34233. Its telephone number is (941) 927-7874 and its facsimile number is (941) 925-0515.

     The Company is in the process of moving its offices in anticipation of its merger with Emagisoft.

     The Company owns no real property and its personal property consists of furniture, fixtures and equipment, prototype molds and leasehold improvements with a net book value of $71,973 on December 31, 2000.

     The Company currently employs its capital reserves in a money market sweep account. Activity is monitored on a daily basis and for a month commencing on February 1, 2001, had returned on average 6% on assets employed. Additionally, Surgical acquired stock in two (2) privately owned companies, 25,000 shares in ParView Inc. as part of its acquisition of Endex Systems Inc. and 3,750 shares in Linters Inc. which was received as partial compensation for clinical products research completed by the Medical Consultants Division. It is the Company's strategy to engage in transactions which minimize dilution of the Company's equity.

Item 3.  Legal Proceedings

     On March 13, 2001, the Company was served with a Summons and Complaint by IBM in an action entitled International Business Machines v. Surgical Safety Products Inc. (The "Action"). The Action was brought in the Circuit Court in Sarasota Florida. In the Action, IBM has brought four (4) causes of action, namely, breach of contract, implied contract, account stated and unjust enrichment. Each cause of action relates to the contract between Surgical and IBM relative to the delivery of services and equipment. Surgical had entered into the arrangement with IBM to meet its commitments to US Surgical. When US Surgical failed to perform as expected, Surgical sought termination of the arrangement with IBM. Effective July 14, 2000, this contract was terminated. Surgical has been working with IBM in an effort to settle this matter. Counsel for Surgical is reviewing the Complaint and determining the defenses Surgical will interpose. In addition consideration is being given to whether or not it should bring a third party action against US Surgical. IBM is seeking payment of in excess of $600,000 for invoices principally related to software and labor associated with implementing the US Surgical Agreement. Should IBM prevail in this Action, it would have a material adverse effect upon Surgical's financial condition. The Company brought a motion to dismiss three of the causes of action that was denied and now is required to file a defense by June 5, 2001.The
Company intends to file a defense. The Company believes it has an absolute defense to the breach of contract claim since the agreement provided that the Company could terminate and provided the payments required for such termination. Further the agreement required that the Company approve all work prior to performance and the work for which it was invoiced was not approved. The implied contract and unjust enrichment claims can only go forward if the there is no valid contract since they are alternative pleadings. The Company believes that it has just and meritorious defenses to this action.

     The Company knows of no other legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the vote of the security holders during the fourth quarter 2000.

     On February 28, 2000, the Company held its annual shareholder meeting. Of the 11,815,373 shares outstanding which were qualified to vote (of the 14,515,373 outstanding, 2,700,000 were held in escrow under the TK arrangement and were not qualified to vote at the meeting), in attendance, either individually or by proxy were holders representing 5,960,113 shares, which number was sufficient to form a quorum.

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

Mr. Newman, who previously was listed on the ballot, tendered his resignation prior to the shareholder meeting and his name was withdrawn from the ballot at the meeting and Mr. Clark has since resigned;

     (3) ratified Kerkering, Barbario & Co., P.A. as the Company's auditors by a vote of 5,959,253 to 100 with 760 abstaining; and

     (4) approved the Company's 2000 Stock Plan by a vote of 5,960,013 to 100.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

           (a)        Market Information.

     The Common Stock of the Company is quoted on the OTC Bulletin Board under the symbol "SSPD". The high and low bid information for each quarter for the years ending December 31, 1996, December 31, 1997, December 31, 1998, December 31, 1999 and December 31, 2000 are as follows:

Quarter                   High Bid   Low Bid      Average Bid
--------------------     --------- ----------     ------------
First Quarter 1996          1/4        3/16          .218
Second Quarter 1996         3/4        1/8           .445
Third Quarter 1996          1/4        1/8           .177
Fourth Quarter 1996         1/4        1/8           .176
First Quarter 1997          1/4        3/32          .135
Second Quarter 1997         1/4        3/32          .106
Third Quarter 1997          3/8        1/8           .183
Fourth Quarter 1997         9/64       1/8           .132
First Quarter 1998         29/32       9/64          .215
Second Quarter 1998       3-1/8      1-1/16         2.299
Third Quarter 1998        2-9/64     1-9/64         1.646
Fourth Quarter 1998        31/32      17/32          .750
First Quarter 1999         13/16       1/3           .57
Second Quarter 1999       1-7/8        7/16         1.156
Third Quarter 1999        2-7/8      1-1/4          2.0625
Fourth Quarter 1999      1-11/16      13/16         1.196
First Quarter 2000        1-7/8      1              1.44
Second Quarter 2000         3/4        1/3           .50
Third Quarter 2000          3/8       13/64          .29
Fourth Quarter 2000        26/64       1/8           .26

     The quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions.

     (b) Holders.

     As of December 31, 2000, the Company has 1,092 shareholders of record of its 13,500,492 outstanding shares (14,865,373 shares are issued and outstanding; however, 1,364,881 shares were held in escrow by Thomson Kernaghan & Co, Ltd. but had no voting rights), 6,619,188 of which are restricted Rule 144 shares and 6,881,304 of which are free-trading. As of the date hereof, the Company has outstanding options to purchase 6,092,134 shares of Common Stock (without regard to the additional options to Dr. Saye which accrue at the rate of 8,333 per month during the term of the agreement subsequent to December 31, 2000). Of the Rule 144 shares, 3,152,763 shares have been held by affiliates of the Company for more than one (1) year.

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

     The Company was in the development stage until 1993 when it began commercial shipments of SutureMate(R), its first product. From inception in June, 1992 through December 31, 2000, the Company generated revenues of approximately $1,876,000 from a limited number of customers. Since inception through December 31, 2000, the Company has generated cumulative losses of approximately $5,140,000. Although the Company has experienced a significant percentage growth in revenues from fiscal 1992 to fiscal 2000, the Company does not believe prior growth rates are indicative of future operating results, especially in light of the contract with AORN and its new Internet-based site, OASiSOR.com, and the revised contract with US Surgical. Due to the Company's operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. Moreover, the Company expects to continue to incur operating losses through at least through fiscal 2001, and there can be no assurance that losses will not continue after such date.

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

     In this regard, the Company executed a term sheet with Emagisoft Technologies Inc. under which Emagisoft will merge into the Company's wholly owned subsidiary OIX, Inc. Surgical and Emagisoft decided to proceed with merger plans because there are certain synergies that are expected to result from the merged companies. Currently, Surgical outsources a great deal of its CD production and computer design. Emagisoft provides such services. Further, both companies are within the same geographic region and share many of the same suppliers. Lastly, Emagisoft has existing management that can provide the stability in management Surgical has been seeking over the last few years. As a result of these features, management for these two companies believed that collectively they could achieve the goals of each of the companies at a faster rate and that the combined companies will be more attractive to outside financial sources..

     The Company estimates that revenues will be sufficient to fund ongoing operations at the current level when the website is functional and its registered users base reach levels of 50,000 or more. The Company is also aggressively marketing its web-enabled Trainlets to healthcare companies for which it has already received contracts totaling approximately $323,000.

     In the short term, to fund operations through fiscal 2001, the Company will seek additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current anticipated agreements. As of December 31, 2000, the Company has utilized its entire existing lines of credit. As of December 31, 2000, the Company had a staff of six (6) employees. The Company was able to meet its capital needs through year end.

     As discussed in Note 21 to the Financial Statements, if the financing referred to above is not secured, the recoverability of the recorded asset amounts may be impaired.

     In 2001, the Company will require between $5 and $8 million in additional capital in the form of debt or equity to fund the continued expansion of the Oasis system and its development to meet increased demand and to implement its plans for increased marketing of its medical device products. These funding requirements are based upon the new initiative which is less hardware intensive and requires less maintenance. The Company is in the process of seeking funding from a number of different sources; however, it has accepted no definite offer at this time. There can be no assurance that such long-term financing will be available to the Company or that it will be on terms that the Company may seek.

Results of Operations - Full Fiscal Years

Revenues

     To date, a limited number of customers and distributors have accounted for substantially all of the Company's revenues with respect to product sales. For fiscal year ending December 31, 1999, the Company derived approximately 96% of its revenue from OASiS licensing fees and private partner fees related to the agreement with US Surgical. For fiscal year ending December 31, 2000, the Company derived approximately 98% of its revenue from licensing and production fees for OASiS and Trainlet production.

     The Company anticipates that the main focus of its selling efforts will be to focus on the AORN and other similar website arrangement and the development of Trainlets. The Company intends to continue to sell its products to a relatively small group of medical products distributors with the objective of having its products distributed on a large national and international scale. Recent legislation regarding needlestick injuries is expected to increase demand for the SutureMate(R) product. The Company has entered into worldwide distribution agreement with DeRoyal for which the first order was delivered in May 2001. Most medical product distributors carry an extensive line of products (some of which they manufacture themselves) which they make available to end users (hospitals, surgeons, healthcare workers) and various of these products may compete with each other as to function, price or other factors. In addition, numerous medical product distributors are not themselves well capitalized and their financial condition may impact their ability to properly distribute the Company's products.

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

Net Sales

     Net sales for the year ended December 31, 1999 are comprised of sales of SutureMate(R) products, partnership fees and OASiS licensing fees. Net sales for the year ended December 31, 2000 are comprised of OASiS licensing fees and Trainlet production fees.

     The Company has an ongoing program to reduce the costs of manufacturing its products. As part of this program, the Company has been attempting to achieve cost reductions principally through engineering and manufacturing improvements, product economies and utilization of third party subcontractors for the manufacture of the Company's products. Notwithstanding a delivery of defective units, to date, it has been successful in substantially reducing such costs by re-designing SutureMate(R). The success of these cost reduction programs will not be known until production volumes are scaled up. There can be no assurance that the Company's ongoing or future programs can be accomplished or that they will increase gross profits.

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

Operating Expenses

     Sales and Marketing: These expenses consist of advertising, meetings and conventions and entertainment related to product exhibitions and the related travel expenses. Since inception, the Company has spent approximately $818,000 on sales and marketing expenses. For the years ended December 31, 1999 and December 31, 2000, sales and marketing expenses were $171,102 and $281,602, respectively. Since 1999, the Company has increased its advertising particularly with reference to OASiS. The Company has invested significant resources to expand its sales and marketing effort, including the hiring of additional personnel and establishing the infrastructure necessary to support future operations. The Company expects that such expenses in 2001 will increase in absolute dollars as compared to 2000.

     General and Administrative. These expenses consist primarily of the general and administrative expenses for salaries, contract labor and other expenses for management, information technology ("IT"), finance and accounting, legal and other professional services including ongoing expenses as a publicly owned Company related to legal, accounting and other administrative services and expenses. Since inception, the Company has spent approximately $3,880,000 on general and administrative expenses. For the years ended December 31, 1999 and December 31, 2000, general and administrative expenses were $696,131 and $1,619,456, respectively. The increase of $923,325 is due primarily to legal and accounting fees associated with the Company's SEC filings, increased IT costs, higher depreciation and amortization, additional rent for the Company's headquarters and increased personnel costs. The Company expects general and administrative expenses to increase in absolute dollars in 2001 as compared to 2000, as the Company continues to expand its operations.

Research and Development

     These expenses consist primarily of costs associated with personnel and equipment costs and field/clinical trials. The Company's research and development activities include the development of the OASiS system and more than six (6) operating room, OB/GYN, advanced surgical and protective related products including SutureMate(R).

     Since inception, the Company has spent approximately $252,000 on research and development. For the years ended December 31, 1999 and December 31, 2000, research and development expenses were $51,281 and $44,431, respectively. The Company made enhancements to the software for the OASiS system in both 1999 and 2000, and the majority of these related costs were capitalized and will be amortized over a period not to exceed five (5) years. During 2000, the Company capitalized $147,768 of costs related to the enhancement of OASiS and development of Trainlets. Some previously capitalized costs in the amount of $248,857 were written off due to the Company's change in focus from the delivery of OASiS information from the Kiosk to the Internet. The Company intends to continue to invest significant resources to continue the development of new products and expects that research and development expenses in 2001 will increase in absolute dollars as compared to 2000.

Interest and Other Income (Expense), Net

     Interest and other income (expense), net consists primarily of interest expenses accrued on the TK loans, the direct loan to the Company under a line of credit agreement for $100,000, interest related to loans from the majority stockholder, miscellaneous income and underwriting costs. In May 1997, the Company established a line of credit in the amount of $100,000 with a financial institution at 1.5% above the prime rate, interest only payments are due monthly. The Company renewed the line of credit in fiscal 2000. The line of credit matured on December 31, 2000, at which time, the Company was required to pay all principal and interest due on the line. The line is due on demand and is secured by inventory, accounts receivable and equipment. Demand has been made for the repayment of this loan. As of December 31, 2000, $100,000 was outstanding on the line. The Company is in default pursuant to the terms of the agreement. As of December 31 1999, there was $100,000 outstanding on the line. The line of credit is personally guaranteed by Dr. Swor.

     The Company did not report any foreign currency gains or losses for the years ended December 31, 1999 and 2000 since there were no contracts negotiated in foreign currencies for those periods. In the event of contracts for foreign distribution, the Company may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. The Company does not currently engage in foreign currency hedging transactions, although it may implement such transactions in the future.

Financial Condition, Liquidity and Capital Resources

     The financial condition, liquidity and capital resources of the Company should be assessed in context with the ability of the Company to continue as a going concern as discussed in the independent auditors' report.

     At December 31, 2000, the Company had assets totaling $323,053 and liabilities totaling $1,607,294. ince its inception in June of 1992, the Company has financed its operations and met its capital requirements through sales of its products, fees from OASiS, proceeds from the sale of or exchange for common stock aggregating approximately $2,302,000, through borrowing from current shareholders, through its arrangement with TK and through the $100,000 line of credit with the financial institution which is guaranteed by Dr. Swor.

     Operating activities used net cash of $509,686 and $961,843 in1999 and 2000, respectively.

     At December 31, 2000, the Company had a deficiency of working capital of approximately $599,000 compared to working capital of approximately $62,000 at December 31, 1999. This represented a decrease in working capital of $661,000. This is due to significantly higher accounts payable balances and deferred revenue balances, combined with a lower cash balance at December 31, 2000.

     At December 31, 2000, the Company's outstanding indebtedness consisted of accounts payable in the amount of $90,666, an outstanding balance on the line of credit of $100,000 and accrued expenses of $360,895, deferred revenue of $177,875, a loan payable to Dr. Swor of $35,063 and a loan payable to TK of $842,795.

     The Company's principal commitments for capital expenditures are (1) the Company's obligation to pay SMH $25,000 for each ten (10) studies or $250,000 over the term of the clinical testing agreement with them if the Company determines not to have SMH perform clinical testing; and (2) its obligations under the TK Loan Commitment to the extent they do not elect to convert their debt into equity. The sources of funds to meet these commitments has been partially made through cash on hand from the prior year, use of the line of credit, a loan from Dr. Swor, a loan installment from TK, private placement funds and other revenues which the Company believes it will generate over the five (5) year term.

     The Company's future capital requirements will depend upon many factors, including the continued development of OASiS, its current products and new products and services, the extent and timing of acceptance of the Company's products and services in the market, requirements to maintain adequate manufacturing arrangements, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products and services. The Company will require additional financing to fund its operations. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. The TK Loan Commitment, since interest payments have begun to accrue, is increasing both the short or long term debt of the Company. The Company has entered into consulting agreements with several other potential funding sources; however, to date, has not concluded terms for any financing which it feels appropriately meets the requirements of the Company under such agreements. In the event additional debt is raised, it will incur future interest expense. The TK Loan Commitment, if fully converted and all warrants are exercised will dilute the interest of existing shareholders and in the event additional equity is raised, management may be required to dilute the interest of existing shareholders further or forgo a substantial interest in revenues, if any. In the event that the Company is successful in securing additional debt financing, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both. f adequate funds are not available as and when needed, the Company may be required to delay, scale back the development of OASiS or scale back or eliminate one or more of its research and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its products or potential products or other assets that the Company would not otherwise relinquish.
Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 7.  Financial Statements


                         SURGICAL SAFETY PRODUCTS, INC.
                                 AND SUBSIDIARY

                          INDEPENDENT AUDITORS' REPORT,
                      CONSOLIDATED FINANCIAL STATEMENTS AND
                            SUPPLEMENTARY INFORMATION

                           DECEMBER 31, 2000 AND 1999









                                    CONTENTS



                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                 F-1

FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                                F-2
  Consolidated Statements of Operations                                      F-3
  Consolidated Statements of Changes in Stockholders' Equity (Deficit)       F-4
  Consolidated Statements of Cash Flows                                      F-5
  Notes to Financial Statements                                              F-6


SUPPLEMENTARY INFORMATION
  Independent Auditors' Report on Supplementary Information                 F-19
  Schedules of Operating Expenses                                           F-20

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Surgical Safety Products, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Surgical Safety Products, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surgical Safety Products, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 21. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Kerkering, Barberio & Co.
KERKERING, BARBERIO & CO., PA
Sarasota, Florida
May 15, 2000

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                                              2000                     1999
                                                        ----------------         ----------------
                  Assets

Current Assets
  Cash and cash equivalents                            $          52,247        $         516,799
  Trade receivables                                                8,022                   15,145
  Other receivables - related party                                    -                    1,941
  Employee advances                                                1,500                        -
  Certificates of deposit                                         50,000                        -
  Prepaid expenses                                                26,409                   15,013
  Deposits                                                             -                  103,556
  Assets held for sale                                            27,600                        -
                                                        ----------------         ----------------
    Total current assets                                         165,778                  652,454

Property and equipment, net                                       71,973                  203,533
                                                        ----------------         ----------------

Other Assets
  Deferred loan costs, net                                             -                  203,356
  Intangible assets, net                                          44,278                   67,131
  Software development costs, net                                 26,629                  139,382
  Investments                                                      9,750                    9,750
  Deposits                                                         4,645                      500
                                                        ----------------         ----------------
    Total other assets                                            85,302                  420,119
                                                        ----------------         ----------------

Total Assets                                           $         323,053        $       1,276,106
                                                        ================         ================

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999



                                                                         2000                      1999
                                                              ---------------         -----------------
Liabilities and Stockholders' Equity

Current Liabilities
  Line of credit                                            $         100,000        $          100,000
  Accounts payable                                                     90,666                   295,878
  Accrued payroll                                                      94,251                    95,000
  Accrued legal                                                       264,015                    35,312
  Deferred revenue                                                    177,875                     6,250
  Accrued interest - related parties                                    2,629                     5,617
  Notes payable - related parties                                      35,063                    52,500
                                                              ---------------         -----------------
    Total current liabilities                                         764,499                   590,557

Long-Term Liabilities
   Note payable                                                       842,795                   650,000
                                                              ---------------         -----------------
    Total Liabilities                                               1,607,294                 1,240,557
                                                              ---------------         -----------------


Stockholders' Equity(Deficit)

 Common stock, $.001 par value, 20,000,000 shares
authorized; 14,865,373 and 14,515,373 shares issued
and outstanding in 2000 and 1999 respectively                          14,866                    14,516
  Common stock held in escrow                                          (1,365)                   (2,700)
  Additional paid-in capital                                        3,841,398                 2,804,020
  Accumulated deficit                                              (5,139,140)               (2,780,287)
                                                              ---------------         -----------------
    Total stockholders' equity (deficit)                           (1,284,241)                   35,549
                                                              ---------------         -----------------



Total Liabilities and Stockholders' Equity                  $         323,053        $        1,276,106
                                                              ===============         =================

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                               2000                     1999
                                                         ----------------         -----------------
Revenue
   License and production fees                          $         576,631        $           72,106
   Net sales-medical products                                           -                       720
   Private partnership agreement fees                                   -                   100,000
   Other income                                                     9,700                         -
   Interest income                                                 14,596                     2,157
                                                         ----------------         -----------------
    Total revenue                                                 600,927                   174,983
                                                         ----------------         -----------------

Costs and expenses
  Cost of medical products sold                                         -                     6,610
  Production and license fees                                      84,465                         -
  Operating expenses                                            1,901,058                   886,243
  Research and development expenses                                44,431                    51,281
  Interest expense                                                258,832                   257,747
  Loss on disposal/impairment of assets                           670,994                    12,543
                                                         ----------------         -----------------
    Total costs                                                 2,959,780                 1,214,424
                                                         ----------------         -----------------

Net loss before income taxes                                   (2,358,853)               (1,039,441)

Provision for income taxes                                              -                          -
                                                         ----------------         -----------------

Net loss                                                $      (2,358,853)        $      (1,039,441)
                                                         ================         =================

Net loss per share                                      $          (0.188)        $          (0.091)
                                                         ================         =================




The accompanying notes are an integral part of these financial statements.

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                       Common
                                                                   Common Stock                      Stock Held
                                                           Shares                  Amount             In Escrow
                                                      ----------------         --------------     -----------------
Balances - December 31, 1998                                10,786,973        $        10,788     $               -

Issuance of common stock for cash                              950,000                    950

Issuance of common stock for services                           78,400                     78

Issuance of common stock to be held in escrow                2,700,000                  2,700                (2,700)

Issuance of detachable stock warrants

Conversion feature of note payable

Cancellation of stock options to employees

Net loss
                                                      ----------------         --------------     -----------------

Balances - December 31, 1999                                14,515,373                 14,516                (2,700)

Issuance of common stock for services                          350,000                   350

Issuance of common stock to be held in escrow

Issuance of detachable stock warrants

Conversion feature of note payable

Conversion of notes payable to common stock                                                                   1,335

Net loss
                                                      ----------------         --------------     -----------------

Balances - December 31, 2000                                14,865,373         $       14,866     $          (1,365)
                                                      ================         ==============     =================

                     Additional Paid-In Capital                                                      Total
         Common                Detachable             Convertible          Accumulated           Stockholders'
          Stock              Stock Warrants              Debt                Deficit            Equity(Deficit)
     ---------------     ----------------------    -----------------    ------------------    -------------------

   $       1,998,241    $                     -    $               -    $      (1,740,846)       $        268,183

             456,908                                                                                      457,858

              57,227                                                                                       57,305

                                                                                                                -

                                        141,330                                                           141,330

                                                             241,429                                      241,429

             (91,115)                                                                                     (91,115)

                                                                               (1,039,441)             (1,039,441)
     ---------------     ----------------------    -----------------    ------------------    -------------------

           2,421,261                    141,330              241,429           (2,780,287)                 35,549

             105,525                                                                                      105,875



                                        231,385                                                           231,385

                                                             167,143                                      167,143

             533,325                                                                                      534,660

                                                                               (2,358,853)             (2,358,853)
     ---------------     ----------------------    -----------------    ------------------    -------------------

   $       3,060,111     $              372,715    $         408,572    $      (5,139,140)    $        (1,284,241)
     ===============     ======================    =================    ==================    ===================


The accompanying notes are an integral part of these financial statements.

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                               2000                      1999
                                                                   ----------------         -----------------
Cash Flows From Operating Activities
  Net loss                                                         $     (2,358,853)        $      (1,039,441)
                                                                   ----------------         -----------------
  Adjustments to reconcile net loss to cash used in operating activities
      Depreciation and amortization                                         244,334                   105,076
      Common stock issued for services                                      105,875                    57,305
      Stock option compensation expense                                           -                   (91,113)
      Accrued interest added to notes payable                                77,455                         -
      Interest expense - issuance of convertible debt                       167,143                   241,429
      Loss on disposal/impairment of assets                                 670,994                    12,543
      Realized gain on forgiveness of debt                                   (8,000)                        -
      Decrease (increase) in operating assets
        Receivables                                                           9,064                   (15,148)
        Inventory                                                                 -                     6,555
        Prepaid expenses                                                    (12,896)                  (15,013)
        Other assets                                                       (147,749)                 (101,048)
   Deposits                                                                  99,411                  (103,556)
      Increase (decrease) in operating liabilities
        Accounts payable                                                   (205,212)                  360,615
        Accrued payroll                                                        (749)                   60,243
        Accrued legal                                                       228,703                     6,250
        Deferred revenue                                                    171,625                         -
        Accrued interest                                                     (2,988)                    5,617
                                                                   ----------------         -----------------
          Total adjustments                                               1,397,010                   529,755
                                                                   ----------------         -----------------
            Net cash used in operating activities                          (961,843)                 (509,686)
                                                                   ----------------         -----------------

Cash Flows From Investing Activities
  Proceeds from the sale of equipment                                         2,000                         -
  Furniture and equipment purchased                                         (25,272)                 (111,004)
                                                                   ----------------         -----------------
    Net cash used in investing activities                                   (23,272)                 (111,004)
                                                                   ----------------         -----------------

Cash Flows From Financing Activities
  Purchase of certificates of deposit                                       (50,000)
  Proceeds from related party loans                                               -                    52,500
  Repayments on related party loans                                          (9,437)                        -
  Payments on line of credit, net                                                 -                         -
  Financing and loan costs                                                  (70,000)                  (81,202)
  Proceeds from long-term debt                                              650,000                   650,000
  Proceeds from issuance of common stock                                          -                   475,000
                                                                   ----------------         -----------------
    Net cash provided by financing activities                               520,563                 1,096,298
                                                                   ----------------         -----------------

Net increase (decrease) in cash                                            (464,552)                  475,608
Cash and cash equivalents at beginning of year                              516,799                    41,191
                                                                   ----------------         -----------------
Cash and cash equivalents at end of year                           $         52,247         $         516,799
                                                                   ================         =================

                                                         2000                   1999
                                               --------------         --------------
Supplemental Cash Flow Information:
  Cash paid for interest                     $         10,756       $         10,701

For purposes of the statement of cash flows, management considers all deposits and financial instruments with original maturities of less than three months to be cash and cash equivalents.


Material non-cash transactions not reflected in the statement of cash flows include:

Year Ended December 31, 2000

- Deferred financing costs of $231,385 related to the issuance of warrants in conjunction with issuance of notes payable.
- Common stock and additional paid in capital of $534,660 issued for the conversion of notes payable.
-    Equipment with a value of $27,600 transferred to assets held for sale.


Year Ended December 31, 1999

- Deposits of $58,700 for property and equipment at December 31, 1998 were reclassified to property and equipment upon receipt of such during fiscal 1999.
- Deferred financing costs of $124,188 related to the issuance of warrants in conjunction with issuance of notes payable.




The accompanying notes are an integral part of these financial statements.

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Note 1 - Summary of Significant Accounting Policies

Business Activities

Surgical Safety Products, Inc. and its subsidiary (Company) are engaged in product development, sales and services for the medical industry. The Company is primarily focused on medical research and product development. It has developed a software product, OASiS, designed to reduce the occupational risks of bloodborne diseases in the operating room and other related areas. From
1997-2000, the Company enhanced its OASiS system for multiple applications within health care, including exposure management, health care training, and health care risk management. The Company is currently licensing OASiS to various hospitals and healthcare facilities within the United States. Its medical products are sold to health care providers.

Consolidated Financial Statements

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

Principles of Consolidation

Effective December 1, 2000, the Company formed a subsidiary: OIX, Inc. The financial statements include the amounts and operations of the Surgical Safety Products, Inc. and OIX, Inc. All material intercompany transactions and accounts have been eliminated.

Trade Receivables

Trade receivables consist of amounts due from customers. The Company utilizes the allowance method for uncollectible receivables. At December 31, 2000 and 1999, management has determined all amounts are collectible and therefore no allowance is necessary.

Investments

Investments are valued at cost and represent shares of common stock in privately-held companies. Management believes the value of the investments is not below cost. Fair market value is not determinable.

Property and Equipment

Purchases of property and equipment are recorded at cost. Expenditures for maintenance and repairs which extend the useful life are charged to operations as incurred. Depreciation is provided on an accelerated method over the assets' useful lives which range from three to seven years. Leasehold improvements are being amortized over the life of the lease term, which is two years.

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

Software Development Costs

Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in software and hardware technologies.

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

Long-Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets, including certain identifiable intangibles, and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value amount of the asset in question may not be recoverable. Management has evaluated the Company's long-lived assets and has determined that there were events during fiscal 2000 that required management to review certain of it's intangible and fixed assets for impairment. See Notes 16 and 17.

Revenue Recognition

The Company recognizes revenue related to services at the point the service has been rendered.

Net Loss Per Share

Net loss per share has been computed in accordance with Statement of Financial Accounting Standards (FASB) No. 128, "Earnings Per Share," by dividing net loss by the weighted average

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Note 1 - Summary of Significant Accounting Policies (Continued)

 Net Loss Per Share (Continued)

number of shares outstanding during the period. Common stock equivalents have not been included in the computation of weighted average number of shares outstanding since the effect would have been anti-dilutive.

Additionally, 1,364,881 and 2,700,000 shares issued and outstanding that were held in escrow at December 31, 2000 and 1999, respectively, have been excluded from the net loss per share calculation (see Note 11).

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

The Company did not record compensation expense related to the issuance of stock options in December 31, 2000 and 1999, respectively. During fiscal 1999, the Company amended the agreement under which these 1998 stock options were issued and reduced the exercise price from $1.75 to $1.00. Accordingly, the Company reduced compensation in the 1999 fiscal year to reflect the amendment.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on the Company's bank borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company's short-term and long- term borrowings also approximate fair value.

Current Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which was issued in June 2000. The Company adopted SFAS No. 133 on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not participate in any financial instruments that meet the definition of a derivative, and therefore, adoption of this statement did not have any effect on the Company's financial statements.

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

 Note 1 - Summary of Significant Accounting Policies (Continued)

Current Pronouncements (Continued)

In November 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges". This SAB provides guidance on the accounting for and disclosure of certain expenses and liabilities often reported in connection with exit activities and business combinations (restructuring activities), and the recognition and disclosure of asset impairment charges. The Company's accounting treatment for similar transactions, as discussed in Note 17 is consistent with the requirements of this SAB. The fourth quarter of 1999, the SEC issued SAB No. 101, "Revenue Recognition". The Company adopted the SAB in January 2000 which did not have a material impact on its financial statements.

In March 2000, the FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25." The requirements of FIN No. 44 are not applicable to the Company.

In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company's adoption of this EITF did not have a material effect on its financial statements.


Note 2 - Property and Equipment

Property and equipment consisted of the following at December 31:

                                                     2000             1999
Property and equipment                          $      139,322   $      271,165
Prototype molds                                         59,652           59,652
Leasehold improvements                                    -               5,575
                                                       198,974          336,392
Less accumulated depreciation                          127,001          132,859
  Property and equipment, net                   $       71,973   $      203,533
                                                ==============   ==============

Total depreciation and amortization expense amounted to $56,515 and $66,400 for 2000 and 1999, respectively.

Note 3 - Line-of-Credit

The Company has a line-of-credit with a financial institution in the amount of $100,000 that matures on December 31, 2000. Interest is at 1.5% above the prime rate. Interest payments are due monthly. The line is due on demand and is secured by inventory, accounts receivable, and equipment. The Company has also pledged certificates of deposit in the amount of $50,000

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

 Note 3 - Line-of-Credit (Continued)

against the line-of-credit. The line-of-credit is also personally guaranteed by the major stockholder.

As of December 31, 2000, the entire balance of the line-of credit was outstanding. Subsequent to year end the Company paid down $50,000 of the line-of-credit utilizing the pledged certificates of deposit. The balance of $50,954, consisting of principal and accrued interest, remains outstanding as of the date of this report. The Company is in default of the terms of the line-of-credit.


Note 4 - Related Party Transactions

During fiscal 1999, the major stockholder and a related entity made loans to the Company totaling $52,500 at 10% interest. The outstanding balance at December 31, 2000 and 1999 amounted to $35,063 and $52,500, respectively. Accrued interest on these notes amounted to $2,630 and $5,617 for the years ended December 31, 2000 and 1999, respectively.

The Company leased office space through October 12, 2000 from an entity owned by a major stockholder. Rent expense paid to the stockholder was $31,500 and $42,000 for the years ended December 31, 2000 and 1999, respectively.

During fiscal 2000 a related entity forgave $9,600 in rent payable, consisting of outstanding rent and accrued interest.

Accrued expenses as of December 31, 2000 and 1999 included amounts owed to directors and officers in the amounts of $73,792 and $92,560, respectively.


Note 5 - Software Development Costs

During the fiscal year ended December 31, 1997, the Company focused its efforts in developing the software for its major product, OASiS. The Company engaged the services of a software development company and incurred significant costs related to the design and development of the software. The Company achieved technological feasibility in its development of the software in fiscal 1997.

For the years ended December 31, 2000 and 1999, the Company incurred and capitalized expenditures relating to the enhancement of the software in the amounts of $147,768 and $77,900, respectively. Amortization expense of software development costs amounted to $31,098 and $31,391 for the years ended December 31, 2000 and 1999, respectively.

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

 Note 6 - Intangible Assets

Intangible assets consisted of the following at December 31:

                                                 2000             1999
Goodwill                                    $        -       $       32,762
Organization costs                                  11,502           11,502
Trademarks                                          11,658           11,658
Patents                                             39,479           39,479
                                                    62,639           95,401
Less:  Accumulated amortization                     18,361           28,270
Intangible assets, net                      $       44,278   $       67,131
                                             ==============   ==============

The Company determined that the net book value of the goodwill as of December 31, 2000 was impaired. At that time the Company wrote-off the remaining balance of $19,658. See Note 17.


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

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2000: risk-free interest rate of 6.03%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .34; and a weighted-average expected life of the option of 2.7 years.


For 1999, these assumptions were as follows: risk-free interest rate of 6.0%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .32; and a weighted-average expected life of the option of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

 Note 7 - Stock Option Plans (Continued)

materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is charged to expense over the options' vesting period. For the fiscal years ended December 31, 2000 and 1999 the Company would have recorded compensation expense of $41,730 and $186,066, respectively. The Company's pro forma information for the fiscal year ended December 31, 2000 and 1999 is as follows:

                                                2000             1999
Proforma net loss                         $   (2,400,583)  $   (1,225,507)
Pro forma earnings per common share:
  Basic                                   $       (0.192)  $       (0.107)


A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                         2000                                1999
                                                         Weighted                          Weighted
                                                         Average                           Average
                                                         Exercise                          Exercise
                                      Options              Price           Options            Price
Outstanding at the beginning
  of the year                            6,007,260    $        0.64       5,241,431      $       0.41
Cancelled                                 (571,126)            0.90               -                 -
Granted                                    656,000             0.20         765,829              1.13
Exercised                                        -                -               -                 -

Outstanding at the end
  of the year                            6,092,134    $        0.43       6,007,260      $       0.64
                                     =============    =============    ============      ============
Exercisable at the end
  of the year                            5,536,134    $        0.46       5,079,431      $        .47
                                     =============    =============  ==============      ============

Weighted-average fair value of
  options granted during the year                     $        0.20                      $       0.28
                                                      =============                     =============

The weighted-average exercise price and weighted-average fair value of options granted during 2000 was $.20 and $.20, respectively, for options whose exercise price equaled the market price of the stock on the grant date. For all stock options granted during fiscal 2000, the exercise price equaled the fair market value of the options on the date of grant.

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

 Note 7 - Stock Option Plans (Continued)

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

The following table summarizes information about the options outstanding at December 31, 2000:

                                          Weighted
                                           Average
                                          Remaining      Weighted
                      Number             Contractual      Average
Exercise Price         Outstanding          Life        Exercise Price
----------------------------------------------------------------------
$  0.13 to 0.32          5,041,740        1.70 years    $        0.34

    0.34 to 0.90            42,566        7.91 years             0.41

    1.00 to 1.72         1,007,828        6.81 years             1.10

                         6,092,134        2.58 years    $        0.43
                 =================                      ===============


Note 8 - Notes Payable

In December 1999, the Company entered into an agreement with an investment banking firm (lender) to secure a convertible secured line of credit in the amount of $5,000,000. Interest on the outstanding balance is at 8.0% and is payable upon any prepayment of principal and at maturity. The agreement matures on November 30, 2002. Advances, in the form of promissory notes, on the line are up to a maximum of $500,000 in any 90-day period and certain restrictions must be met by the Company in order to access the line. The line is secured by inventory, receivables, equipment, securities and general intangibles.

The lender has the option to convert all or a portion of the outstanding principal and interest balance into common stock, at a price per share equal to the lower of $0.82 or 75% of the closing bid price on the date of conversion. In no event, can the conversion price be lower than $0.375 per share. During fiscal 2000, the lender converted $510,000 of principal and $24,661 of accrued interest to 1,334,535 of shares of common stock at and average conversion price of $0.40 per share.

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

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Note 8 - Notes Payable (Continued)

During fiscal 2000, the Company received an additional advance on the line-of credit of $650,000. The balance outstanding, including accrued interest, at December 31, 2000 and 1999 was $842,795 and $650,000, respectively.

In accordance with the terms of the agreement, an additional 1,188,571 warrants became exercisable during fiscal 2000.


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

The Company received an additional advance of $650,000 on March 31, 2000, at which time, the fair market value of the stock approximated $1.38 per common share. The Company estimated the fair value of the conversion feature at $167,143 and recorded this amount as interest expense and additional paid in capital for the fiscal year ended December 31, 2000.


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

For the year ended December 31, 2000 the Company recorded $231,385 of the proceeds from the line-of-credit to the detachable warrants exercisable at the date of commitment. The Company recorded deferred financing costs and additional paid in capital in the amount of $231,385.


Note 11 - Common Stock Issuance

During fiscal 2000, the Company issued 350,000 shares of its common stock in exchange for public relations services. The value of the shares issued ranges from $0.27 to 0.35 per share based on the fair market value of the shares at the time the agreements were executed. During the fiscal year ended December 31, 1999, the Company issued 57,400 shares of its common stock to its employees in lieu of compensation. The Company issued an additional

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

 Note 11 - Common Stock Issuance (Continued)

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

Pursuant to the secured line of credit entered into by the Company in December 1999 (see Note 8), the Company was required to issue 2,700,000 shares of its common stock to be held in escrow by the lender. The purpose of the escrow account is to ensure availability of shares of common stock that the lender could obtain by exercising the conversion feature and warrants issued pursuant to the agreement.

During fiscal 2000, the lender converted a portion of the principal and interest outstanding to 1,334,535 shares of common stock. Those shares were issued out of amounts held in escrow.

The lender does not have ownership or voting rights to the shares; should the lender not exercise all or a portion of the conversion or warrants, the shares will be returned to the Company. Therefore, as of December 31, 2000 and 1999, the Company has excluded the 1,364,881 and 2,700,000 shares, respectively, from its net loss per share calculations.

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

Note 12 - Income Taxes

At December 31, 2000, the Company has net operating loss carryforwards of approximately $4,300,000 which expire during the years 2008 through 2012. The 2000 and 1999 tax benefits relating to the losses incurred in each year amounted to approximately $355,000 and $205,000,

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

 Note 12 - Income Taxes (Continued)

respectively, based on a blended 20% corporate tax rate. Based on the Company's financial history, there is no basis to conclude that the tax benefits will be realized. Therefore, the tax benefit that has been recorded in the accompanying financial statements for the years ended December 31, 2000 and 1999 has been offset by an allowance equal to the benefit.


Note 13 - Commitments

On January 30, 1998, the Company entered into an agreement with a health care provider in which the provider will perform clinical testing of ten surgical or medical products submitted by the Company. The agreement is for a term not to exceed five years and requires the Company to pay the health care provider a fixed amount of $25,000 for each of the ten studies. The agreement further provides that the Company is obligated to pay the provider $250,000 over the term of the agreement in the event the Company determines not to have the provider perform the clinical testing. The Company did not submit any products for clinical testing during the fiscal years ended December 31, 2000 and 1999.


Note 14 - Concentrations

The Company derived 98% and 96% of its revenues from technical services and OASiS licensing and production fees provided to one customer during the fiscal years ended December 31, 2000 and 1999, respectively.


Note 15 - Lease Commitments

The Company leases office equipment for day to day operations. The lease terms range from 36 to 60 months. Minimum lease payments are as follows for the fiscal years ending:

       2001     $       21,781
       2002             21,781
       2003             12,451
       2004              6,047


Note 16 - Assets Held for Sale

During the third quarter of fiscal 2000, the Company changed it's business model for delivering its information product from a KIOSK unit to the Internet. As a result, the Company no longer would require the use of the KIOSK units. The Company determined that it would dispose of these units, and prepared an analysis to determine the fair market value of those assets. The Company gathered bids from various potential customers. Based on an average of these bids, the Company adjusted the value of the KIOSKS to reflect the fair market value. The write down to fair market value amounted to $71,149 for the year ended December 31, 2000. The Company reclassified the KIOSKS to Assets Held for Sale from fixed assets used in operations.

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

 Note 17 - Impairments

During the third quarter of fiscal 2000, the Company changed it's business model. As a result of this change, the Company examined the book value of its goodwill and capitalized software development costs. The Company determined that the present value of the discounted cash flows expected to be generated were less that the book value of the respective asset values. Accordingly, the Company recorded an impairment loss of $248,857 as of December 31, 2000.


Note 18 - Subsequent Events

On February 7, 2001, the lender converted $230,000 of principal and $18,570 of accrued interest to 662,854 shares of the Company's common stock at a conversion price of $0.375 per share. This reduced long-term debt by $248,570.

On February 7, 2001 the Company executed a loan cancellation and settlement agreement effectively ending the line-of-credit agreement with the investment banking firm (see Note 8). Pursuant to the agreement the lender converted an additional $243,665 of principal and $19,601 of accrued interest to 702,043 shares of the Company's common stock at a conversion price of $0.375. As of the date hereof, the principal balance of the amount owed to the lender was $316,335, plus accrued interest. Until fully converted, the remaining balance will accrue interest at 8%. In accordance with the agreement the lender has turned over all escrowed shares and has committed to convert the remaining principal and accrued interest as soon as possible. As a result of the loan cancellation, the Company determined that there was no longer any benefit associated with the deferred loan costs and wrote-off the net book value of the asset in the amount of $351,418, as of December 31, 2000 (see Note 10).

Subsequent to December 31, 2000, the Company engaged in discussions with another company regarding a possible merger. As of the date of this report the terms of the agreement have not been finalized.


Note 19 - Reclassifications

To facilitate comparison of financial data, certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 reporting presentation. Such reclassifications had no effect on net income previously reported.


Note 20 - Contingency

The Company is a defendant in a civil lawsuit, filed by a former supplier of support services for the Company's OASiS systems. The plaintiff is alleging breach of contract, implied contract, account stated, and unjust enrichment. The Company intends to vigorously defend these actions which it considers groundless. The ultimate resolution of these matters is not ascertainable at this time. No provision has been made in the financial statements related to these claims.

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

 Note 21 - Realization of Assets

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has sustained substantial losses and has minimal revenues for the current fiscal year. The Company is also in default of the terms of its line-of-credit agreement with a financial institution.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to achieve profitable operations and to continue to obtain sufficient sources of funds. Management believes the Company's prospects for profitability are significant, based on additional funding with an appropriate merger candidate and the ability to further develop and market it's product lines. The Company believes it has an attractive industry niche, combining medical device lines and information technology. The company was founded on the principles of healthcare worker safety and efficiency. Recent legislative changes and new willingness to adopt e-business methods have opened the door to the company's primary products and services. The company has suffered setbacks related to inadequate funding and the significant scale-down of OASiS, in the face of poor financial market conditions. This led to the fiscal year 2000 business plan restructuring and down- sizing of operations. Management believes that with a successful merger and combining of synergistic resources, that the Company can take positive steps and capitalize on other opportunities that are expected to present themselves in a down market environment.

In July 1999, the Company entered in to a private partner agreement with U.S. Surgical Corporation (see Note 14), which will allow it to license its product in over 400 hospitals over the next three years. The Company began to realize some of these revenues in fiscal 1999 and anticipated a significant increase in revenues for fiscal 2000, related to the agreement. The agreement was prematurely terminated by U.S. Surgical Corporation, and the expected revenues were not achieved and the Oasis project was redesigned as a webcentric service. Several prominent customers were achieved and OASiSOR.com was launched. Despite adverse market conditions, the Company believes the project and similar ones could be successful, given proper funding and restructuring.

To help fund and expand current operations, the Company secured a $5,000,000 line-of-credit in December 1999 (see Note 8). This line-of-credit was effectively closed and loans outstanding renegotiated. New funding has been offered pending the proposed merger mentioned above.

                            SUPPLEMENTARY INFORMATION

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION



The Board of Directors
Surgical Safety Products, Inc. and Subsidiary


We have audited the accompanying consolidated financial statements of Surgical Safety Products, Inc. and Subsidiary as of and for the years ended December 31, 2000 and 1999, and have issued our report thereon dated May 15, 2001. Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary schedules of operating expenses are presented for purposes of additional information and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the examination of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Kerkering, Barberio & Co
KERKERING, BARBERIO & CO., PA
Sarasota, Florida
May 15, 2001

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY
                  CONSOLIDATED SCHEDULES OF OPERATING EXPENSES
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                 2000                     1999
                                                            -------------            ------------
Advertising                                            $                        $           47,048
                                                                  41,133
Contract labor                                                    99,634                    13,529
Depreciation and amortization                                    244,334                   105,076
Education and training                                             6,270                     3,950
Equipment                                                         11,989                     3,895
Equipment rental                                                  13,400                     5,472
Filing fees                                                        4,921                     1,309
Freight                                                                -                     3,793
General and administrative                                        14,475                    40,429
Insurance                                                         44,488                    18,228
Meetings/conventions                                              47,976                    13,554
OASiS internet charges                                                 -                    19,010
Occupancy                                                         46,437                    44,179
Postage and printing                                              15,553                    11,532
Product development                                               17,195                         -
Professional fees                                                286,134                    92,377
Promotion                                                        114,650                         -
Recruitment                                                       26,437                         -
Relocation                                                        30,000                         -
Repairs and maintenance                                            4,882                     1,814
Salaries and related expenses                                    613,053                   339,332
Samples and supplies                                                   -                       654
Shareholder relations                                            104,401                         -
Taxes                                                                119                     1,314
Telephone                                                         35,734                    30,755
Travel and entertainment                                          77,843                    88,993
                                                      $        1,901,058        $          886,243

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                          Age        Position(s) with Company
-----------------------       ----       ---------------------------------------
Dr. G. Michael Swor           43         Chairman, President and Chief Executive
4485 S. Shade Avenue                     Officer
Sarasota, FL 34237

Donald K. Lawrence (1)        38         Director
Sarasota, FL 34242

James D. Stuart               43         Director
880 Jupiter Park Drive
Suite 14
Jupiter, FL 33458

Sam Norton                    41         Director and Chairman of the Stock
1819 Main Street                         Compensation Committee
Suite 610
Sarasota, FL 34236

David Swor                    68         Director
6385 Presidential Court
Suite 104
Fort Meyers, FL 33919

Dr. William B.Saye (1)        61         Director and Medical Director of
4614 Chattahoochee Crossing              ALTC VirtualLabs
Marietta, GA 30067

(1) Except for Mr. Lawrence and Dr. Saye, who had no role in founding or organizing the Company, the above-named persons may be deemed to be "promoters" and "parents" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Act.

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

Business Experience

     G. Michael Swor, M.D., M.B.A, age 43, has served as Chairman of the Board and Medical/Technical Advisor of the Company since its inception in 1992. He has served as Treasurer to the Company from June, 1998 until February 2000, as Chief Executive Officer since February 2000 and as President since November, 2000.

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

     Donald K. Lawrence, age 38, has served as a Director since May 1997, served as Vice President, Sales & Marketing and Secretary from May, 1997 until February 2000,, served as Executive Vice President from January, 1998 to February 2000 and served as President and Chief Operating Officer from February 2000 to October 31, 2000.

     While an Officer, Mr. Lawrence's responsibilities included sales management, market planning, advertising, and management for OASiS and the Compliance PlusTM products. His arrival to the Company was facilitated by the Company's acquisition in 1997 of InterActive PIE Multimedia, Inc., of which Mr. Lawrence was founder and Chief Executive Officer. From February 1996 until February 1997, Mr. Lawrence was the CEO of InterActive PIE. From December 1991 until February 1996, Mr. Lawrence was employed by Ethicon Endo-Surgery/Johnson & Johnson as a surgical sales representative. From July 1989 until December 1991, Mr. Lawrence acted as a surgical sales representative for Davis and Geck. Prior to entering the area of medical device sales, from February 1985 until July 1989, Mr. Lawrence was an account executive with DHL Worldwide Express. During college, Mr. Lawrence was an independent dealer for Southwestern Publishing Co. Mr Lawrence received a B.S degree in Marketing and Communications in 1984 from Appalachian State University.

     James D. Stuart, age 43, has served as a Director since 1993, initially acting as Director of Marketing and Sales.

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

     Sam Norton, age 41, has served as a Director since 1992 and has served as Chairman of the Stock Compensation Committee since February 2000.

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

     David Swor, age 68, has served as a Director since 1992.

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

     William B. Saye, MD, FACOG, FACS, age 61, has served as Medical Director of ALTC VirtualLabs since November 1998 and as a Director since January, 1999.

     Dr. Saye is the founder, CEO and Medical Director of ALTC. ALTC was started in 1990. Dr. Saye is also the Clinical Assistant Professor of OB/GYN for Emory University School of Medicine in Atlanta, Georgia. Dr. Saye, with another pioneering surgeon, made medical history when he performed the first laparoscopic cholecystectomy (removal of the gall bladder) in the United States. In the past nine (9) years, Dr. Saye has been instrumental in training more than 15,000 surgeons in various laparoscopic techniques and spearheaded the development of a new minimally invasive therapy, laparoscopic Doderlien hysterectomy. Dr. Saye received a BS from Georgia Institute of Technology in 1962 and his MD degree from Tulane University Medical School in 1965. Dr. Saye is board certified in Obstetrics and Gynecology and in Advance Operative Laparoscopy. Dr. Saye is the author of numerous articles on laparoscopic surgery and techniques.

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

Item 10.  Executive Compensation

                                                                    Long Term Compensation
                                                            ------------------------------------
                         Annual Compensation                         Awards             Payouts
--------------------------------------------------------    -------------------------  ---------
(a)          (b)     (c)           (d)          (e)          (f)           (g)            (h)       (i)
                                                Other        Restricted    Securities
Name and                                        Annual       Stock         Underlying               All Other
Principal                                       Compen-      Award(s)      Options/       LTIP      Compen-
Position     Year    Salary ($)    Bonus ($)    sation ($)   ($)           SARs  (f)      Payouts   sation ($)
                                                                                                    (1)


G.               1996                -                                                              5,280
Michael          1997                -                                                              4,877
Swor,            1998           32,500                                                              5,400
Chairman         1999           47,500                                     20,000 (6)               5,400
of the           2000           43,000                                                              5,800
Board,
President
and Chief
Executive
Officer
(2)

Frank M.         1996               -
Clark            1997               -
President        1998           32,731                        50,000       70,417
and CEO          1999           57,477                        12,000       20,000 (6)
into 2000        2000              500
(3)

Donald           1996                -
K.               1997           16,675                        13,657
Lawrence         1998           57,278                                     17,604
President        1999           57,499                                    170,000 (6)
and Chief        2000           97,208                                    150,000
Operating
Officer
into 2000
(4)

David            1999           38,795         15,575         34,000       85,000 (6)
Collins,         2000            5,250
Acting
Chief
Financial
Officer,
Treasurer
and
Secretary
into 2000(5)

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employee.
(2) Dr. Swor did not receive any salary prior to June 1998 at which time the Company and he executed an Employment Agreement for a salary of $60,000 per year. In 2000, Dr. Swor received a salary of $75,000. Dr. Swor elected to defer payment of $19,000 of such salary until such time as the Company receives its next round of funding. Other compensation includes life insurance paid by the Company.
(3) Mr. Clark executed an Employment Agreement with the Company in June 1998 for an annual salary of $60,000. As a signing bonus, Mr. Clark received 50,000 shares of restricted stock in the Company which is valued at $50,000 and options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.75 per share. The Company's options have no current trading value. Mr. Clark retired as President and Chief Executive Officer in January 2000. In April 1999, Mr. Clark received 12,000 shares of restricted Common Stock in lieu of salary due in the amount of $7,812. Mr. Clark resigned in _, 2000.
(4) Mr. Lawrence executed an Employment Agreement with the Company in May 1997 for an annual salary of $50,000. Effective in January 1998, the salary of Mr. Lawrence was increased to $100,000 per year; however, he agreed to defer receipt of the additional amounts until a mutually agreed date. The Company began installment payments of the deferred amount on September 1, 1999. The Company has accrued $95,000 for amounts owed to Mr. Lawrence related to his compensation. As consideration for the acquisition of the assets of Endex, Mr. Lawrence received 250,000 shares of restricted stock in the Company. Such shares were valued at the asset value of $13,657. In June 1998, the Company granted Mr. Lawrence options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.75 per share. The Company's options have no current trading value. Mr. Lawrence was the Company's Executive Vice President during fiscal 1999. Mr. Lawrence resigned as President on October 31, 2000. Effective January 1, 2000,
     Mr.Lawrence began receiving an annual salary of $75,000. The Company also began repaying previously deferred compensation. Compensation paid to Mr. Lawrence reflects 2000 annual salary amounts and repayment of deferred amounts. At the time of Mr. Lawrence's resignation, the Company owed him $60,791, which has been accrued at December 31, 2000. In addition, in December 2000, Mr. Lawrence was granted options to purchase 150,00 shares of Common Stock under the 1999 Employee Stock Option Plan.
(5) Mr. Collins is paid as a consultant for his services as Acting Chief Financial Officer prior to his receiving payments under the Staff Leasing arrangement. In April 1999, Mr. Collins received 34,000 shares of restricted Common Stock in lieu of consulting fees due in the amount of $23,410. Mr. Collins resigned in April, 2000.
(6)  See Option Grants in the Last Fiscal Year Below

Option Grants in Last Fiscal Year

           The following table provides information regarding the grant of stock options during fiscal year 2000 to the named executive officers.

                                           Individual Grants            Potential realizable value at    Alternative
                                                                        assumed annual rates of stock    to (f) and (g):
                                                                        price appreciation for option    Grant date
                                                                        term                             value


Name       Number of     Percentage    Exercise or       Expiration     5% $/sh (f)    10% $/sh (g)      Grant date
(a)        Securities    of Total      base price        Date (e)                                        present value
           underlying    options/SA    ($/sh) (d)                                                        $/sh (f)
           Options/SA    R's granted
           R's Granted   to
           (#) (b)       employees
                         during
                         fiscal year
                         (c)
G.         0
Michael
Swor
Frank M.   0
Clark

Donald K   150,000       50%           $0.13             12/27/10                                        19,500
Lawrence
David      0
Collins

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values

     The following table provides information regarding the aggregate exercises of options by each of the named executive officers. In addition, this table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2000, and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of the Company's Common Stock.

Year End Option Values for Executive Officers

Name           Exercised      Value Realized       No. of             Value of
                                                   Unexercised        Unexercised
                                                   Exercisable/       Exercisable/
                                                   Unexercisable      Unexercisable
G. Michael        0              0                 3,870,686/0        $1,252,220/0
Swor
Frank M.          0              0                    0                  $0
Clark (1)

Donald K.         0              0                   420,000/0          $289,500/0
Lawrence
David Collins     0              0                    0                  $0
(1)

(1) All options previously held by Mr. Clark and Mr. Collins expired in 2000 when they were not exercised within the time required following respective retirement and resignation from the Board and the Company.

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

     Except for certain shares of the Company's Common Stock issued and sold and options granted to the nine (9) executive officers and/or directors of the Company as of December 31, 2000 in consideration for various cash, loans and services performed for the Company by each of them, and rent paid to a company controlled by Dr. Swor for the Company's facility, cash or non-cash compensation in the amount of $358,971 was awarded to, earned by or paid to executive officers or directors of the Company for all services rendered in all capacities to the Company since January 1, 1996.

     The Company has adopted an Employee Stock Option Plan and a Consultant Stock Option Plan.

Employee Contracts and Agreement

     The Company has an arrangement with EPIX, a Florida licensed employee leasing company, and has entered into Employee Agreements with Dr. Swor and had an Employee Agreement with Mr. Clark prior to his retirement and Mr. Lawrence prior to his resignation. Dr. Swor, Mr. Lawrence and Mr. Clark are or were treated as co-employees by EPIX and the Company.

     The agreement with Dr. Swor was entered into on June 15, 1998. At that time, Dr. Swor was employed as the Treasurer and Medical Director of the Company at an annual salary of $60,000. The agreement initially was for a term of one
(1) year, which term is renewable year to year unless either party provides notice to the other within fourteen (14) days prior to the expiration that it seeks to terminate the agreement. In 2000, Dr. Swor received a salary of $75,000. Dr. Swor elected to defer payment of $19,000 of such salary until such time as the Company receives its next round of funding. Dr. Swor is required to devote such time as is required to fulfill his duties to the Company. Dr. Swor is reimbursed reasonable and necessary expenses incurred on behalf of the Company. Prior to the execution of this agreement, Dr. Swor received no salary for his services to the Company since its inception. Dr. Swor became Chief Executive Officer of the Company in February 2000.

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

     The agreement with Mr. Lawrence was entered into on April 1, 1997. At that time, Mr. Lawrence was employed as the Marketing Director of the Company for an initial term of one (1) year at a salary of $50,000, which term is renewable year to year unless either party provides notice to the other within fourteen
(14) days prior to the expiration that it seeks to terminate the agreement. Effective in January 1998, the salary of Mr. Lawrence was increased to $100,000 per year; however, he agreed to defer receipt of the additional amounts until a mutually agreed date. Effective January 1, 2000, Mr.Lawrence began receiving an annual salary of $75,000. The Company also began repaying previously deferred compensation. The Company began installment payments of the deferred amount on September 1, 1999. The Company has accrued $60,791 for amounts owed to Mr. Lawrence related to his compensation. In addition to salary, Mr. Lawrence was granted options to purchase 150,000 shares of Common Stock at $0.13 per share under the Company's 1999 Employee Stock Option Plan. Commencing January 1, 1998, Mr. Lawrence became the Executive Vice President of the Company, and effective February 1, 2000, Mr. Lawrence became the Company's President and Chief Operating Officer. He resigned in October 31, 2000 to take another position that he believed was best for is career; however, he has remained as a Director of the Company. Mr. Lawrence was required to devote such time as was required to fulfill his duties to the Company. Mr. Lawrence was reimbursed reasonable and necessary expenses incurred on behalf of the Company.

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

     The Board of Directors approved the Company's 2000 Stock Plan ("2000 Stock Plan") on February 7, 2000. The shareholders approved such plan at the Annual Meeting held on February 28, 2000. The 2000 Stock Plan is substantially similar to the 1999 Revised ESOP with the addition that the Stock Compensation Committee may grant awards of stock in addition to options and may grant awards and/or options to members of the Board of Directors upon assumption of a seat on the Board and upon reelection of awards of up to 25,000 shares and/or options to purchase up to 25,000 shares of the Company's Common Stock. The 2000 Plan is funded with 10,000,000 shares of Common Stock. This plan covers employees, Officers, Directors, consultants and advisors. The Board elected to voluntarily restrict the number of shares granted each year to 1,000,000 in March , 2000.

     Pursuant to the 1994 ESOP, the Company granted options to purchase 4,166,316 shares of the Company's Common Stock of which 63,126 have expired or lapsed. The remaining options represent proceeds on exercise of $1,300,711 . Under the 1998 Revised ESOP, the Company granted options to purchase 808,325 shares of the Company's Common Stock of which 200,000 have expired or lapsed. The remaining options represent proceeds on exercise of $808,325 (without regard to the additional options to Dr. Saye which accrue at the rate of 8,333 per month after December 31, 2000). Under the 1999 Revised ESOP, the Company granted options to purchase 465,000 shares of the Company's Common Stock of which 30,000 have expired or lapsed. The remaining options represent proceeds on exercise of $424,500. The outstanding options as of this date are as follows:

Employee                   Date Option      No. of Shares           Exercise Price   Term
                              Granted      subject to Exercise                       Years
1994 ESOP (1)(2)

G. Michael Swor (3)        07/21/94          3,850,686                    $.317          7

Irwin Newman (4)           07/21/94             63,126                    $.317          7

James D. Stuart            07/21/94             63,126                    $.317          7

Samuel Norton              07/21/94             63,126                    $.317          7

David Swor                 07/21/94             63,126                    $.317          7

1998 Revised ESOP(2)

Donald L. Lawrence (5)     06/15/98           100,000                     $1.00          7

William B. Saye (6)        11/20/98           508,325                     $1.00          7

1999 Revised ESOP (2)

G. Michael Swor (3)         1/01/99             10,000                    $1.00         10
                           12/27/99             10,000                    $1.00         10

Donald L. Lawrence (5)      1/01/99             10,000                    $1.00          10
                            5/25/99            150,000                    $1.00          10
                           12/27/99             10,000                    $1.00          10
                           12/28/00            150,000                    $0.13          10

Irwin Newman (7)            6/30/99             25,000                    $1.72          10
Sam Norton (7)              6/30/99             25,000                    $1.72          10
Dr.  William Saye (7)       6/30/99             25,000                    $1.72          10
James Stuart (7)            6/30/99             25,000                    $1.72          10
David  Swor (7)             6/30/99             25,000                    $1.72          10

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

(5) Mr. Lawrence received his 1999 options as a bonus in consideration of outstanding services to the Company for the prior year. Although the options granted to him were exercisable at $1.75 per share, the Board of Directors on January 20, 1999 voted to reduce the exercise price to $1.00. Since the change was made after December 31, 1998, the original exercise price was used in the financial statements for purposes of determining weighted averages. Mr. Lawrence received Non Incentive Stock Options under the 1999 Revised ESOP. The options granted to Mr. Lawrence in 2000 represent a bonus attributable for 1999 and were issued under the 1999 Revised ESOP.

(6) Dr. Saye received 300,000 issued on November 20, 1998. Dr. Saye receives additional 100,000 options per year on a monthly basis. Accordingly, 8,333 options are attributable for the each month from December 1998 through December 1999. The exercise price for the options is $1.00 for year one, $1.50 for year two, $2.00 for year three and $2.50 for years 4 through 7.

(7) In June 1999, the Board granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $1.72 to each of its five
     (5) outside directors as a bonus for their service on the Board of Directors. The Company granted such options pursuant to Section 4(2) of the Act and Rule 506. These options are Non Incentive Stock Options under the 1999 Revised ESOP.

     In December 2000, each board member executed a Voluntary Restriction Agreement which requires any certificate issued upon exercise of the options to bear a legend that refers to such agreement. Under such agreements, the option holders agree not to sell, assign, tranfer or hypothecate any shares received on exercise until such time as the Company either (i) reports reveneus of $1,500,000 on a Form 10KSB or Form 10Q SB as filed with the Securities and Exchange Commission or (ii) reports positive pre-tax earnings on its Form 10KSB or on two out of three Forms 10Q SB. Each of the voluntary agreements is for a term of two (2) years from execution.

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

     Pursuant to the 1994 CSOP, the Company has granted options to purchase 346,115 shares of the Company's Common Stock of which -0- expired or lapsed. The remaining options represent proceeds of $110,781 to the Company. Under the 1998 Revised CSOP, the Company granted options to purchase 129,000 shares of the Company's Common Stock of which 50,000 expired or lapsed. The remaining options represent of $89,500 to the Company. Under the 1999 Revised ESOP, the Company granted options to purchase 312,500 shares of the Company's Common Stock of which 188,000 expired or lapsed. The remaining options represent proceeds of $114,500 to the Company. Under the 2000 Plan, the Company granted options to purchase 1,000,000 of which -0- expired or lapsed. The remaining options represent $217,780 of proceeds to the Company. The outstanding options as of this date are as follows

Consultant/                        Date Option      No. of Shares      Exercise Price   Term
Services Rendered                  Granted      subject to Exercise                    Years
1994 CSOP(1)(2)


Danielle Chevalier                 07/21/94             3,156              $.317           7
   For marketing assistance
   at conventions

Donna Haiduven                     07/21/94            15,782              $.317           7
   For medical advisory and
   clinical studies

Jenex Financial Services
Inc. (3)                          07/21/94            315,630              $.317           7
   For financial advisory and
   corporate financing
   consulting services

Leann Swor                         07/21/94             6,313              $.317           7
   For marketing assistance
   at conventions

Loren Schuman                      07/21/94             4,734              $.480           7
   For marketing consulting
   services

Bruce Cohen                        01/24/95               500              $0.90           7
   Performed business
   valuations of acquisition
   candidates

1998 Revised CSOP (2)

Danielle Chevalier                 01/01/98             2,000              $0.50           7
   For marketing assistance
   at conventions

Leann Swor                         01/01/98             2,000              $.050           7
   For marketing assistance
   at conventions

Mike Williams (4)                  08/03/98            50,000              $1.00           7
   As a signing bonus

T.T. Communications                10/15/98            25,000              $1.50           7
   For investor relations
   services

1999 Revised ESOP (2)

Mike Williams (5)(6)               1/01/99              5,000              $1.00          10
   As a performance bonus          1/08/99             50,000              $1.00          10
                                   2/27/99             10,000              $1.00          10

Scott Heap, Ad-Vantagenet          01/8/99             20,000              $1.00          10
   For OASiS development
   services

Ray Villares, Ad-Vantagenet        01/8/99             20,000              $1.00          10
   For OASiS development
   services

Karen Arango         (5)(7)        05/25/99             1,000              $1.00          10
 As a performance bonus


Bernice Gordon (5)(7)              05/25/99            1,000               $1.00          0
 As a performance bonus

Ron Ley (8)                        12/03/99            2,500               $1.00          10
 As a performance bonus

2000 Plan (2)

Global Development(9)              08/16/00          200,000               $0.25          10
 Marketing Consulting              10/25/00          150,000               $0.36          10

Donald F.  Mintmire                08/16/00          244,000               $0.25          10
 Legal Services by
 Mintmire & Associates

Ray Duplain (5)(10)                12/28/00           50,000               $0.13          10
 As a performance bonus

Heather Voege     (5)(10)          12/28/00          100,000               $0.13          10
 As a performance bonus

Laurie Walz(5)(10)                 12/28/00           50,000               $0.13          10
 As a performance bonus

Mike William (5)(10)               12/28/00           50,000               $0.13          10
 As a performance bonus

Pauline Parrish(10)                12/28/00          100,000               $0.13          10
 As a performance bonus

Anthony Palmer (5)(10)             12/28/00           50,000               $0.13          10
 As a performance bonus

Mike Conner (10)                   12/28/00            6,000               $0.13          10
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

(4) Mr. Williams received his options as a bonus as an additional incentive to join the Company as the Sales Manager. Although the options granted to Mr. Williams were exercisable at $1.75 per share, the Board of Directors on January 20, 1999 voted to reduce the exercise price to $1.00. Since the change was made after December 31, 1998, the original exercise price was used in the financial statements for purposes of determining weighted averages.

(5) Each of these persons is covered by the Staff agreement and is treated as a co-employee; however, for purposes of qualification under the 1999 Revised ESOP, such person has been treated as a consultant and advisor to the Company who qualifies for non-incentive stock options.

(6) In December 1999, the Company granted year-end options to purchase a total of 67,500 shares of the Company's Common Stock at an exercise price of $1.00 as a bonus for performance during fiscal 1999. Of such options, Dr. Swor, Mr. Clark, Mr. Lawrence and Mr. Collins, all officers of the Company, each were granted options to purchase 10,000 shares. The balance of 27,500 were granted to employees, including Mr. Williams.

(7) In May 1999, the Company granted options to purchase 170,000 shares of the Company's Common Stock at an exercise price of $1. Of such options, Mr. Lawrence was granted options to purchase 150,000 shares in consideration of his efforts for the exploitation of OASiS, and two of his assistants each received options to purchase 1,000 shares. The Company granted such options pursuant to Section 4(2) of the Act and Rule 506.

(8) In December 1999, the Company granted options to purchase a total of 5,000 shares of its Common Stock at an exercise price of $1.00 to two outside consultants, one of whom was Mr. Ley. The Company granted such options pursuant to Section 4(2) of the Act and Rule 506.

(9) GDA received the shares in August in lieu of cash under an agreement to provide marketing consulting services and the shares in October under a second agreement for the same purpose.

(10) In December 2000, the Company granted year-end options to purchase a total of 300,000 shares of the Company's Common Stock at an exercise price of $0.13 as a bonus for performance during fiscal 2000 to five (5) employees and 106,000 to two (2) former employees.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors. As part of the 2000 Stock Plan approved by the Board of Directors and shareholders, the Stock Compensation Committee may grant awards of stock in addition to options and may grant awards and/or options to members of the Board of Directors upon assumption of a seat on the Board and upon reelection of awards of up to 25,000 shares and/or options to purchase up to 25,000 shares of the Company's Common Stock. The 2000 Plan is funded with 10,000,000 shares of Common Stock and was amended to provide for the granting of not more than options to purchase 1,000,000 shares per year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of December 31, 2000, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of                Title of        Amount and Nature of      Percent of
   Beneficial Owner                  Class              Beneficial Owner      Class
-------------------------------------------------------------------------------------
Dr. G. Michael Swor                 Common              1,836,945 (2)         13.61%

Donald K. Lawrence                  Common                140,000 (3)          1.04%

James D. Stuart                     Common                548,973 (4)          4.07%

Sam Norton                          Common                103,400 (5)           .77%

David Swor                          Common                523,445 (5)          3.88%

Dr. William B. Saye                 Common                     -0-(5)           .00%

All Executive Officers and Directors                    3,152,763             23.37%
as a Group (six (6) persons)
----------

(1) The percentages are based upon 13,500,492 voting shares of Common Stock outstanding. In addition to the shares owned by the Executive Officers and Directors, said officers and directors own (including those beneficially held) options to purchase 5,088,389 shares of the Company's Common Stock (without regard to the additional options to Dr. Saye which accrue at the rate of 8,333 per month after December 31, 2000) pursuant to Employee and Consultant Stock Option Plans adopted in 1994, 1998, 1999 and 2000. In the event all such options to purchase were exercised, this group would own a total of 8,241,152 shares of the Company's Common Stock which would represent 44.33% of the total shares of Common Stock outstanding. Under the 1994 ESOP, 1998 Revised ESOP, 1999 Revised ESOP and 2000 Plan all of these options may be exercised within 60 days; however, in all cases, the exercise price far exceeds the current market price quoted on the OTC BB.

(2) As part of a divorce settlement, Dr. Swor transferred 1,205,685 shares of his stock to his former wife.

(3) Mr. Lawrence received his shares of restricted Common Stock as part of the acquisition of all of the assets of Endex by the Company.

(4) These shares are a portion of the 816,619 shares which Mr. Stuart received as a gift from Dr. Swor in 1996.

(5) Each of these Directors purchased 50,000 shares of the Company's restricted Common Stock and warrants to purchase 25,000 shares of the Company's restricted Common Stock exercisable at the price of $1.00 for a term of five (5) years on the same terms as other investors in a self-directed private placement commenced by the Company in April 1999.

Item 12.  Certain Relationships and Related Transactions

     In November 1998, the Company entered into a seven (7) year collaborative agreement with Dr. William B. Saye, the Medical Director and CEO of the Advanced Laparoscopy Training Center in Marietta, Georgia ("ALTC") under which the Company acquired the "digital rights" of ALTC and the resulting amalgam as it relates to surgical education and marketing rights to the ALTC database. Under this agreement, Dr. Saye became a member of the Company's Board of Directors and agreed to act as the Medical Director of ALTC VirtualLabs. Dr. Saye is to be compensated for travel expenses and will be paid an honorarium of $2,500 per day when his services are requested by Surgical. In addition, Dr. Saye was awarded stock options to purchase up to 1,000,000 shares of the Company's Common Stock over the period, 300,000 of which were issued upon the execution of the agreement, and the balance of which are issuable monthly for which 99,996 were granted in fiscal

2000. The intention of the agreement is that any educational activity involving ALTC or Dr. Saye on the Internet or other digital presence would be the property of and under the control of Surgical.

     In February 2000, the Company executed a Consulting Agreement with Global Development Advisors, Inc. ("GDA"); however, shortly therafter, further negotiations ensured and the agreement never became effective. Under the agreement, GDA was to provide business and marketing consulting services, assist in the implementation of a strategic plan and assist, coordinate and monitor the Company's investor relations program. The agreement was for a term of six (6) months and could have been extended by the Company. In lieu of cash payments for services, GDA agreed to accept 50,000 shares of the Company's Common Stock under the Company's 2000 Stock Plan approved by its shareholders on February 28, 2000 and options to purchase an additional 50,000 shares at an exercise price of $1.09. Due to the further negotiations, the issuance was never made. The parties have canceled this agreement.

     On February 29, 2000, the Company entered into a contract with Steel Beach to design, develop, implement and test the OASiS Version 3.0 web based application. The contract is for a total of $160,100 and is to be paid $80,500 in cash and $80,500 in stock options. The Company paid a deposit of $20,012.50 and the balance is to be paid upon delivery of the prototype, preliminary product and final product. The options are due at the time of delivery of the final product. The common stock option number will be calculated based on the average closing share price ("ACSP") in the twenty (20) days of trading prior to deliver of the final product. The exercise price will be 50% of the twenty (20) day average closing price as quoted on the OTC BB. The number of options issued will be calculated by multiplying $80,050 times two (2) and dividing by the ACSP. The options are to have a term of five (5) years and are to conform to Company's consultant option policy as far as additional terms and details. This agreement with Steel Beach replaces two earlier agreements; specifically, one agreement for Version 2.0 dated December 30, 1999 in the amount of $37,800 in cash and $37,800 in stock options, and one agreement for Version 3.0 dated December 30, 1999 in the amount of $42,250 in cash and $42,250 in stock options. All efforts expended by Steel Beach Productions under these two earlier contracts are compensated under the terms of this agreement. The Company retains all propriety rights in the application. Steel Beach is responsible for its own costs and expenses. The agreement may be canceled by either party on thirty (30) days written notice. The Company did not consider the final product acceptable and no further payments were made.

     Effective June 7, 2000, the Company's line of credit in the amount of $100,000 with SouthTrust renewed through August 12, 2000, with an option to extend the maturity until October 15, 2000 if the Company pledged a certificate of deposit in the amount of $25,000. The interest rate is prime plus 1.5% and the line is secured by the Company's equipment, receivables and inventory. The line is guaranteed personally by Dr. Swor. The line of credit was renewed on October 15, 2000 and the maturity date is December 31, 2000. The outstanding balance at such time was $100,000. The Company pledged an additional $25,000 certificate of deposit to secure the line. As of December 31, 2000, the outstanding balance was $100,000. In 2001, the Company paid down the line with the two pledged certificates of deposit. A balance of $50,945 is still outstanding. The Company is in default of the terms of the agreement. During 2000, Dr. Swor advanced $40,000 of additional funds to the Company that was repaid. As of December 31, 2000 there were no amounts outstanding related to advances. Dr. Swor has a year to year employment contract with the Company.

     On July 6, 2000, the Company entered into an agreement with Carver Cross Securities Corp. ("CCSC") for investment banking services, including financial advisory services and efforts to secure equity or debt financing. TK had given verbal approval for this arrangement, subject to final approval of any financing package. The CCSC agreement was exclusive for a term of 120 days commencing the later of September 6, 2000 or the date a placement memorandum is ready for distribution. Under the agreement, CCSC received a retainer of $6,000, plus a warrant to purchase 40,000 shares of the Company's common stock for a period of 5 years at an exercise price of $0.625 per share and monthly payments of $2,500 plus warrants for 40,000 shares of common stock.. In any case, under the agreement, CCSC would not receive warrants to purchase more than 120,000 shares. CCSC was to receive compensation for equity financing arranged by CCSC, the sale of assets or a public offering placement. In the case equity financing was arranged, CCSC would receive complete warrants exercisable for 5 years at an exercise price equal to 101% of the amount paid by the investors. In addition, CCSC was to receive approved expenses. This agreement was terminated effective September 2000. No warrants were issued relative to this agreement; however, the Company made payments to CCSC totaling $11,000.

     On August 16, 2000, the Company finalized a consulting agreement with GDA. Under the agreement, GDA was to provide business and marketing consulting services, assist in the implementation of a strategic plan and assist, coordinate and monitor the Company's investor relations program. The agreement was for a term of three (3) months, which term could be extended by the Company. In lieu of cash payments for services, GDA agreed to accept 200,000 shares of the Company's Common Stock under the Company's 2000 Stock Plan approved by its Shareholders on February 28, 2000. On October 25, 2000, the Company executed a second agreement with GDA which, effectively, extends its initial agreement with GDA for another term of three (3) months. In lieu of cash payments, for its services, GDA agreed to accept an additional 150,000 shares of the Company's Common Stock under the Company's 2000 Stock Plan. There were no further renewals.

     In December 1999, the Company executed a Loan Agreement with Thomson Kernaghan & Co., Ltd. ("TK"), as Agent and Lender, whereby TK agreed to make loans to the Company of up to $5,000,000 in installments for a period commencing with the date of the agreement and ending on November 30, 2002 (the "TK Loan Commitment"). The Company may request additional draws of no less than $500,000 provided its Common Stock has traded for a minimum of $1.00 for 20 consecutive days and the stock has had an average trading volume of 25,000 shares for the same period. Due to the Company's current share price, it does not qualify for additional draws at this time. Under the terms of the TK Loan Commitment, each installment is supported by a convertible note and security agreement and the Agent and Lender are granted warrants to purchase shares of the Company's Common Stock. Further, 2,700,000 shares are held by TK in escrow for the potential conversion under the notes or exercise of the warrants. Under the terms of the TK Loan Agreement, an initial loan of $650,000 was made on December 30, 1999. On March 31, 2000 the Company received a second installment under the TK Commitment in the amount of $650,000. On April 28, 2000, TK elected to convert $100,000 of outstanding principal and $2,630 of the accrued interest into shares of Common Stock at a price of $0.5625 per share which represents 182,453 shares. On June 9, 2000, TK elected to convert $120,000 of outstanding principal and $4,129 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represents

331,010 shares. On July 11, 2000, TK elected to convert $40,000 of outstanding principal and $1,683.13 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represents 111,155 shares. On October 24, 2000, TK elected to convert $250,000 of outstanding principal and $16,219 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represents 709,918 shares. The Company granted TK registration rights and was obligated to file a Form S-3 within sixty (60) days of the agreement. The Company filed a registration statement on Form S-3 on March 2, 2000 covering initially 20,038,097 shares of its Common Stock. The issuance of the securities was made pursuant to Regulation S of the Act. The Form S-3 registration statement was declared effective on April 11, 2000. Since the Company did not meet financial projections which were an integral part of the transaction, TK and the Company re-negotiated the arrangement which terminated the Loan Commitment and settled all matters between the parties.

     Pursuant to a loan cancellation and settlement agreement effective February 7, 2001 (the "Cancellation Agreement"), TK agreed to convert the balance of the December 1999 debt in the amount of $140,000 plus accrued and unpaid interest in the amount of $12,395 and to convert $90,000 on the installment given on March 31, 2000 under the Loan Commitment plus accrued and unpaid interest of $6,175 into a total of 662,854 shares of the Common Stock registered by the Form S-3 registration, thereby leaving an outstanding principal balance dating to March 31, 2000 of $560,000 plus accrued and unpaid interest (the "March Balance"). Interest on the March Balance shall continue to accrue at the rate of eight percent (8%) per annum; however, all future interest payments, at the option of the Company, may be made in cash or by delivery of registered shares at a conversion price equal per share equal to the amount of accrued and unpaid interest as of the conversion or repayment date divided by the five (5) day average closing bid price prior to the conversion or repayment date. Further, TK committed, subject to not exceeding ownership of 4.99%, to convert as soon as possible the March Balance. The Company may continue to repay all or any part of the March Balance in cash. TK agreed to return all shares held in escrow and agreed to a triangular merger contemplated by the Company. Provided such merger occurred before May 15, 2001, TK agreed not to sell, directly or indirectly, more than twenty-five percent (25%) of the Company's volume in any trading day. Such anticipated merger, to be discuss below, did not occur before May 15, 2001. In consideration of the Cancellation Agreement and the accelerated conversion into the Company's shares, the Company agreed to issue 682,108 shares of its restricted Common Stock in relation to the balance of the December 1999 debt which was converted and 3,109,487 shares of its restricted Common Stock in relation to the March 31, 2000 installment as bonus shares (the "Bonus Shares") Additionally, the Company granted, for a period of two years, both the Lender and the Agent each warrants to purchase 380,000 shares of the Company's restricted Common Stock at $0.1846 per share (the "Bonus Warrants"). Until fully converted, TK was given the option to place an independent third party on the Company's Board of Directors. Of the 20,038,097 shares registered on Form S-3, only those shares issued pursuant to the earlier conversions and pursuant to the agreement and original Lender and Agent Warrants would be registered with the balance deemed null and void. Accordingly, the registration of 13,255,946 potentially issuable registered shares would be null and void and such shares would not be issued .

     Following execution of the Cancellation Agreement, TK converted an additional $243,665 of principal on the March Balance and accrued and unpaid interest in the amount of $19,601 into a total of 702,043 shares. The certificate for shares held in escrow was cancelled and there are no longer any escrowed shares in relation to the arrangements between the parties. As of the date hereof, the principal indebtedness to TK is in the amount of $316,335 plus accrued and unpaid interest from March 31, 2000.

     Until fully converted, the TK Loan Commitment, as interest accrues, will increase the long term debt of the Company. The Company is currently seeking other potential funding. With the TK Loan Commitment and in the event additional debt is raised, the Company will incur future interest expense. The TK Loan Commitment, if fully converted and all warrants are exercised, will dilute the interest of existing shareholders and in the event additional equity is raised, management may be required to dilute the interest of existing shareholders further or forego a substantial interest in revenues, if any. In the event that the Company is successful in securing additional debt financing, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both.

     On February, 2001, the Company executed a Term Sheet with Emagisoft whereby Emagisoft will merge into OIX, Inc.. The shareholders of Emagisoft will exchange their shares for share in Surgical on a 1 for 1 basis. In addition, Emagisoft's Preferred Shares will exchange their preferred shares in Surgical's Preferred Shares on a 1 for 1 basis. The reverse triangular merger was expected to be completed some time in April 2001; however, due to a shortage of funds on the part of both Emagisoft and Surgical the merger has not been completed as of this date. Surgical and Emagisoft decided to proceed with merger plans because there are certain synergies that will result from the merged companies. Currently, Surgical outsources a great deal of its CD production and computer design. Emagisoft provides such services. Further, both companies are within the same geographic region and share many of the same suppliers. Lastly, Emagisoft has existing management that can provide the stability in management Surgical has been seeking over the last few years. As a result of these features, management for these two companies believed that collectively they could achieve the goals of each of the companies at a faster rate. At the time the merger is completed, Surgical will file on Form 8K a combined business plan.

     In December, 2000, the Company issued options to purchase 300,000 shares of its restricted Common Stock to five (5) employees exercisable at a price of $0.13 per share. As of December 31, 2000, the Company owed employees, exclusive of officers, deferred compensation in the amount of $20,458.

Item 13.  Exhibits and Reports on Form 8-K

           (a)       Exhibits

Item No.             Description
-----------------------------------

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

10.26                Surgical Safety Products 1999 Stock Option Plan adopted January 1999 [2]

10.27                Form of the Employee Option Agreement under the Surgical Safety Products 1999
                     Stock Option Plan dated January 1999 [2]

10.28                Form of the Director, Consultant and Advisor Option Agreement under the Surgical
                     Safety Products 1999 Stock Option Plan dated January 1999 [2]

10.29                Verio, Inc. Access Service Agreement dated February 16, 1999. [2]

0.30                 Form of Investor Subscription Documents and Agreements relative to the April 1999
                     Self Directed Private Placement Offering under Rule 506 of Regulation D. [3]

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

10.47                Revolving Loan Agreement, Revolving Note, Security Agreement with SouthTrust
                     Bank dated June 7, 2000 [10]

10.48                Agreement with AORN effective July 1, 2000 [10]

10.49                Agreement with Carver Cross dated July 6, 2000 [10]

10.50                Agreement with U.S. Surgical effective June 28, 2000 [11]

10.51                Agreement with Imagyn dated September 18, 2000 [12]

10.52                Agreement with Haemacure dated September 19, 2000 [12]

10.53                Agreement with Storz dated September 29, 2000 [12]

10.54                Agreement with Quantum dated October 6, 2000 [12]

10.55                Agreement with Stryker dated October 9, 2000 [12]

10.56                Property Lease dated October 13, 2000 [12]

10.57                Agreement with GDA dated October 25, 2000 [12]

10.58     *          Loan Cancellation and Settlement Agreement with Thomson Kernaghan & Co.  Ltd.
                     effective February 7, 2001

10.59     *          Term Sheet for merger with Emagicsoft Technologies Inc.  dated February, 2001

10.60     *          Selective HR Solutions Agreement dated March 2001.

10.61     *          DeRoyal Industries, Inc.  Agreement dated 2001

13.1                 Definitive Proxy Statement filed February 28, 2000 [8]
----------------

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

[9] Previously filed with the Company's Form 10QSB for the Quarter ended March 31, 2000.

[10] Previously  filed with the Company's  Form 10QSB for the Quarter ended June
     30, 2000.

[11] Previously filed with the Company's Amendment 3 to the Form 10QSB for the Quarter ended June 30, 2000.

[12] Previously  filed  with the  Company's  Form  10QSB for the  Quarter  ended
     September 30, 2000.

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



                         Surgical Safety Products, Inc.
                                  (Registrant)



Date: May 24, 2001          By:/s/ Dr.  G.  Michael Swor
                            ---------------------------------------
                            Dr.  G.  Michael Swor
                            President and Chief Executive Officer


Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                     Title                               Date
- ---------                   -----                               ----

/s/ G.  Michael Swor          Chairman of the Board               May 24, 2001
- ---------------------       President and Chief Executive
 G. Michael Swor              Officer

/s/ Donald K.  Lawrence      Director                             May 24, 2001
- ----------------------
 Donald K. Lawrence

/s/ James D. Stuart          Director                             May 24, 2001
- ----------------------
 James D. Stuart

 /s/ Sam Norton              Director                             May 24, 2001
------------------------
 Sam Norton

 /s/ David Swor              Director                             May 24, 2001
------------------------
 David Swor

/s/ William B. Saye          Director                             May 24, 2001
------------------------
 William B. Saye