Form 10QSB
period 2001-03-31
SURGICAL SAFETY PRODUCTS INC
filed 2001-05-29
CIK 1063530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:   March 31, 2001

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

     As of March 31, 2001, there are 14,163,346 shares of voting stock of the registrant issued and outstanding, all of which have voting rights..

PART I

Item 1.            Financial Statements


Condensed Consolidated Balance Sheets                            F-1

Condensed Consolidated Statements of Operations                  F-2

Condensed Consolidated Statements of Cash Flows                  F-3

Notes to the Financial Statements                                F-5

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                           March 31,                December 31,
                                                              2001                      2000
                                                        ----------------         -------------------

                  Assets
Current Assets
  Cash and cash equivalents                           $                -        $             52,247
  Trade receivables                                               25,243                       8,022
  Employee advances                                                1,500                       1,500
  Certificates of deposit                                              -                      50,000
  Prepaid expenses                                                 9,039                      26,409
  Assets held for sale                                            29,372                      27,600
                                                        ----------------         -------------------
    Total current assets                                          65,154                     165,778

Property and equipment, net                                            -                      71,973
                                                        ----------------         -------------------

Other Assets
  Deferred loan costs, net                                             -                           -
  Intangible assets, net                                          43,384                      44,278
  Software development costs, net                                 25,240                      26,629
  Investments                                                      9,750                       9,750
  Deposits                                                        33,395                       4,645
                                                        ----------------         -------------------
    Total other assets                                           111,769                      85,302
                                                        ----------------         -------------------







Total Assets                                          $          176,923        $            323,053
                                                        ================         ===================

                                                               March 31,                December 31,
                                                                    2001                        2000
                                                         ---------------         -------------------
Liabilities and Stockholders' Equity

Current Liabilities
  Bank overdraft                                       $           5,210        $                  -
  Line of credit                                                  45,945                     100,000
  Accounts payable                                               127,986                      90,666
  Accrued payroll                                                103,126                      94,251
  Accrued legal                                                  264,015                     264,015
  Deferred revenue                                               104,239                     177,875
  Accrued interest - related parties                               3,506                       2,629
  Notes payable - bridge loan                                     81,000                           -
  Notes payable - related parties                                 35,063                      35,063
                                                         ---------------         -------------------
    Total current liabilities                                    770,090                     764,499

Long-Term Liabilities
   Note payable                                                  607,451                     842,795
                                                         ---------------         -------------------
    Total Liabilities                                          1,377,541                   1,607,294
                                                         ---------------         -------------------


Stockholders' Equity(Deficit)

Common stock, $.001 par value,   20,000,000 shares
authorized; 14,163,346 and 14,865,373 shares issued
and outstanding in 2001 and 2000 respectively                     14,163                      14,866
  Common stock held in escrow                                          -                      (1,365)
  Additional paid-in capital                                   4,089,306                   3,841,398
  Accumulated deficit                                         (5,304,087)                 (5,139,140)
                                                         ---------------         -------------------
    Total stockholders' equity (deficit)                      (1,200,618)                 (1,284,241)
                                                         ---------------         -------------------

Total Liabilities and Stockholders' Equity             $         176,923        $            323,053
                                                         ===============         ===================



   The accompanying notes are an integral part of these financial statements.
                                       F-1

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                               2001                     2000
                                                         ----------------         -----------------
Revenue                                                 $         111,359       $           135,656

Costs and expenses
  Cost of medical products sold
                                                                   14,532                       108
  Operating expenses                                              177,296                   376,633
  Research and development expenses                                     -                    14,345
  Interest expense                                                 14,102                   181,421
  Loss on disposal/impairment of assets                            70,376                         -
                                                         ----------------         -----------------
    Total costs                                                   276,306                   572,507
                                                         ----------------         -----------------

Net loss before income taxes                                     (164,947)                 (436,851)

Provision for income taxes                                              -                         -
                                                         ----------------         -----------------

Net loss                                                $        (164,947)       $         (436,851)
                                                         ================         =================

Net loss per share                                      $         (0.012)       $           (0.038)
                                                         ================         =================










   The accompanying notes are an integral part of these financial statements.
                                       F-2

                  SURGICAL SAFETY PRODUCTS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                        2001                     2000
                                                                            ----------------         ----------------
Cash Flows From Operating Activities
  Net loss                                                                 $        (164,947)      $         (436,851)
                                                                            ----------------         ----------------
  Adjustments to reconcile net loss to cash used in
operating activities
      Depreciation and amortization                                                    1,991                   43,357
      Common stock issued for services                                                     -                   24,280
      Accrued interest added to notes payable                                         14,286
      Interest expense - issuance of convertible debt                                      -                  167,140
      Loss on disposal/impairment of assets                                           70,376
      Decrease (increase) in operating assets
        Receivables                                                                  (17,221)                (129,468)
        Prepaid expenses and deposits                                                (11,380)                  10,980
      Increase (decrease) in operating liabilities
        Accounts payable and accrued expenses                                         47,074                 (190,751)
        Deferred revenue                                                             (73,636)
                                                                            ----------------         ----------------
          Total adjustments                                                           31,490                  (74,462)
                                                                            ----------------         ----------------
            Net cash used in operating activities                                   (133,457)                (511,313)
                                                                            ----------------         ----------------

Cash Flows From Investing Activities
  Proceeds from bridge loan                                                           81,000                        -
  Software development additions                                                           -                  (15,618)
  Furniture and equipment purchased                                                        -                   (3,056)
                                                                            ----------------         ----------------
    Net cash provided by (used in) investing activities                               81,000                  (18,674)
                                                                            ----------------         ----------------

Cash Flows From Financing Activities
  Payments on line of credit, net                                                     (5,000)                       -
  Financing and loan costs                                                                 -                  (70,000)
  Proceeds from long-term debt                                                             -                  650,000
                                                                            ----------------         ----------------
    Net cash provided by (used in) financing activities                               (5,000)                 580,000
                                                                            ----------------         ----------------

Net increase (decrease) in cash                                                      (57,457)                  50,013
Cash and cash equivalents at beginning of year                                        52,247                  516,799
                                                                            ----------------         ----------------
Cash and cash equivalents at end of year                                   $          (5,210)      $          566,812
                                                                            ================         ================

                                                                                 2001                    2000
                                                                       --------------         ---------------
Supplemental Cash Flow Information:
  Cash paid for interest                                              $             -        $              -
                                                                       ==============         ===============

For purposes of the statement of cash flows, management considers all deposits and financial instruments with original maturities of less than three months to be cash and cash equivalents.


Material non-cash transactions not reflected in the statement of cash flows include:

Three Months Ended
March 31, 2001

- Certificate of deposits pledged against the line of credit were used to pay down the line of credit in the amount of $50,000.
- Common stock and additional paid in capital of $248,570 issued for the conversion of notes payable.
-    Equipment with a value of $1,772 transferred to assets held for sale.


Three Months Ended
March 31, 2000

-    Common stock issued for $52,273 of prepaid investment services.
- Deferred financing costs of $231,385 related to the issuance of warrants in conjunction with issuance of notes payable.







   The accompanying notes are an integral part of these financial statements.
                                       F-3

Note 1 - Accounting Policies
Basis of Presentation
The condensed financial statements of Surgical Safety Products, Inc. and Subsidiary (Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange omission. Certain information and footnote disclosures normally included in financial statements prepared in accordance wit generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunctions with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any other period or for the full year.

In the opinion of Company's management, the accompanying unaudited financial statements contain all adjustments, consisting of only normally recurring adjustments, necessary to present fairly the financial positions of March 31, 2001, the results of operations and cash flows for the three months ended March 31, 2001 and March 31, 2000.

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



Note 2 - Assets Held for Sale
During the first quarter of fiscal 2001, the Company transferred computer equipment with a fair market value of $1,772 from Property and Equipment to Assets Held for Sale. This transfer was completed after management's examination of all assets and their book values.


Note 3 - Impairments
During the first quarter of fiscal 2001, the Company's management examined the book value all of the assets held by the Company. As a result of the examination, all property and equipment not held for sale was written off. Accordingly, the Company recorded and impairment loss of $70,376 as of March 31, 2001.

Note 4 - Long Term Debt
On February 7, 2001, the investment banking firm which held the outstanding notes payable as of December 31, 2000, converted $230,000 of principal and $18,570 of accrued interest to 662,854 shares of the Company's common stock at a conversion price of $0.375 per share. This reduced long-term debt by $248,570.


Note 5 - Subsequent Event
On February 7, 2001 the Company executed a loan cancellation and settlement agreement effectively ending the line-of-credit agreement with the investment banking firm which held the notes payable as of December 31, 2001. Pursuant to the agreement, on April 3, 2001the lender converted an additional $243,665 of principal and $19,601 of accrued interest to 702,043 shares of the Company's common stock at a conversion price of $0.375. As of the March 31, 2001 the principal balance of the amount owed to the lender was $560,000, plus accrued interest of $247,451. Until fully converted, the remaining balance will accrue interest at 8%. In accordance with the agreement the lender has turned over all escrowed shares and has committed to convert the remaining principal and accrued interest as soon as possible.

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

Corporate Developments

     The Company entered into an agreement with IBM Global Services effective January 3, 2000 which included an IBM Customer Agreement and a Statement of Work (the "IBM Global Agreement"). Under the terms of the IBM Global Agreement IBM agreed to provide complete implementation and support service solutions for 1,200 OASiS terminals in an estimated 400 end user locations during the 12 month period commencing December 1, 1999. On February 3, 2000, IBM Global Services and the Company finalized the Statement of Work. The services to be provided under the agreement included project planning, site surveys, product acquisition, network design, web-site hosting services, premises wiring, OASiS TouchPort

Implementation, help desk support and consulting services. The estimated cost for erforming the work was approximately $10 million. In addition, IBM Global Services agreed to bill the Company a monthly service charge for pre and post installation support services, including 24-7 support, and for labor, travel and out of pocket expenses. The Company was to provide technical resources and oversee the IBM Global's activities. Due to the new Internet focus, the Company has chosen to pursue for the delivery of its product, there is no longer any need for the services to be provided by IBM. Effective July 14, 2000, this contract was terminated. In March 2001, IBM brought suit against the Company. See Part II, Item 1. "Legal Proceedings."

     Effective June 7, 2000, the Company's line of credit with SouthTrust in the amount of $100,000 was renewed through August 12, 2000, with an option to extend the maturity until October 15, 2000 if the Company pledged a certificate of deposit in the amount of $25,000. The interest rate is prime plus 1.5% and the line is secured by the Company's equipment, receivables and inventory. The line is guaranteed personally by Dr. Swor. The line of credit was renewed on October 15, 2000 and the maturity date is December 31, 2000. The outstanding balance at such time was $100,000. The Company pledged an additional $25,000 certificate of deposit to secure the line. As of December 31, 2000, the outstanding balance was $100,000. In January 2001, the Company paid down the line of credit with the two
(2) pledged certificates of deposit. As of this date a balance of $50,945 remains outstanding and the Company is in default on the terms of the agreement.

     Effective July 1, 2000, the Company entered into an agreement with AORN under which AORN will provide certain of its proprietary content on a non-exclusive license basis to the Company. Under the agreement, AORN will deliver to the Company certain of its content for which it grants the Company a non-exclusive license to market and promote. The Company receives a substantial credit toward advertising in the AORN Journal and other AORN publications. The Company is required to provide the software and hardware to promote and market the AORN content. The Company is required to pay AORN $117,000 as the license fee and contact hours fee for the first year of the agreement. The Company is required to pay one-half of the license fee by December 15, 2000. To date, the Company has made payments related to the license fee in the amount of $25,0000. AORN will reimburse the Company for certain conversion costs and to pay the cost of web enabling Home Study Courses sponsored by AORN. The agreement is for a term of three (3) years and it may be terminated by either party on 180 day notice. If terminated without cause, the Company is entitled to a refund of any unused license and user fees. AORN retains ownership of its intellectual property while the Company retains the ownership of its OASiS intellectual property. As of December 31, 2000, the Company still owes AORN $33,000 related to the first payment of $58,500 that was paid as of December 15, 2000. In
January 2001, AORN gave the Company notice of termination. The agreement requires 180 days notice and provides for refund, but the Company continues to negotiate with AORN on this and further business such as on- line products directories.


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


     In February 2001, the Company executed a Term Sheet with Emagisoft whereby Emagisoft will merge into OIX, Inc. The shareholders of Emagisoft will exchange their shares for share in Surgical on a 1 for 1 basis. In addition, Emagisoft's Preferred Shares will exchange their preferred shares in Surgical's Preferred Shares on a 1 for 1 basis. The reverse triangular merger was expected to be completed some time in May 2001; however, due to a shortage of funds on the part of both Emagisoft and Surgical the merger has not been completed as of this date. Surgical and Emagisoft decided to proceed with merger plans because there are certain synergies that will result from the merged companies. Currently, Surgical outsources a great deal of its CD production and computer design. Emagisoft provides such services. Further, both companies are within the same geographic region and share many of the same suppliers. Lastly, Emagisoft has existing management that can provide the stability in management Surgical has been seeking over the last few years. As a result of these features, management for these two companies believed that collectively they could achieve the goals of each of the companies at a faster rate. Emagisoft provides hosting and Web-based design solutions for clients in a variety of fields, from electronics manufacturing to healthcare services. Their software and technology offer the high levels of availability, scalability, and security required to ensure the success of corporate online presence. They are dedicated to exceeding client expectations with exceptional Web-based tools and e-commerce services. It is expected that the combination of OIX and Emagisoft will create exceptional synergies for developing and distributing web-based products and services in a variety of healthcare markets. At the time the merger is completed, Surgical will file on Form 8K a combined business plan. Between the date of the execution of the term sheet and the date hereof, Emagisoft arranged for loans totally approximately $81,000 to be made to the Company. It is anticipated that these loans will be converted into equity at the time of the merger.

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

     As discussed in Note 21 to the Financial Statements for the period ended December 31,2000, if the financing referred to above is not secured, the recoverability of the recorded asset amounts may be impaired.

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

Results of Operations for the Three Months Ended March 31, 2001 and 2000

Overview

     From its inception, the Company has incurred losses from operations. As of March 31, 2001, the Company had cumulative net losses totaling approximately $5,304,087. During fiscal 2000, management shifted its focus to aggressively marketing its proprietary products, especially those associated with Oasis Information Exchange.

Financial Position

     As of March 31, 2001, the Company had a deficit of working capital of $704,936, as compared to a deficit of working capital of $598,721 at December 31, 2000. This increase in deficit is primarily due to management examining the book value of assets and recording an impairment loss, combined with greater accounts payable balances and cash deficit.

Revenues

     For the three months ended March 31, 2001 and 2000, the Company had total revenues of $111,359 and $135,656, respectively. Revenues for the three months ended March 31, 2001 consist of sales of SutureMate (TM) and recognition of prior deferred revenues. For the three months ended March 31, 2000, revenues were derived from payments received for Oasis unit rentals and inservice modules.

Selling, General, and Administrative Expenses

     For the three months ended March 31, 2001, operating expenses decreased by $199,337 or 52% from $376,633 for the three months ended March 31, 2000. This decrease is primarily related to a down sizing of the Company in anticipation of the merger with Emagisoft.

     In the past, the Company has focused on the design and development of proprietary products. For fiscal 2000, the Company launched an aggressive marketing plan that is designed to increase worldwide sales of its products. Surgical believes that the increased operating expenses incurred during the three months ended March 31, 2001 will position the Company to generate increased revenue in the 2001 fiscal year.

Liquidity and Capital Resources

     The financial condition, liquidity and capital resources of the Company should be assessed in context with the ability of the Company to continue as a going concern as discussed in the independent auditors' report.

     The Company's operations have been funded primarily from bridge loans arranged through Emagisoft of approximately $81,000. This allowed the Company to fund its downsized operations.

     The company has a line of credit with SouthTrust in the amount of $100,000 that was renewed through August 12, 2000, with an option to extend the maturity until October 15, 2000 if the Company pledged a certificate of deposit in the amount of $25,000. The interest rate is prime plus 1.5% and the line is secured by the Company's equipment, receivables and inventory. The line is guaranteed personally by Dr. Swor. The line of credit was renewed on October 15, 2000 and the maturity date is December 31, 2000. The outstanding balance at such time was $100,000. The Company pledged an additional $25,000 certificate of deposit to secure the line. As of December 31, 2000, the outstanding balance was $100,000. In January 2001, the Company paid down the line of credit with the two (2) pledged certificates of deposit. As of this date a balance of $45,945 remains outstanding and the Company is in default on the terms of the agreement.

     Net cash used for investing for the three months ended March 31, 2001 was approximately $81,000, representing primarily the bridge financing arranged by Emagisoft.

     In the short term, to fund operations through the balance of fiscal 2001, the Company will seek additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current agreements. Additionally, the Company anticipates that revenues will continue to be generated from the sale of SutureMate(R) and that such revenues will help to fund operations. Provided that additional funding is secured, the Company believes that it can meet its capital needs through year end. There can be no assurance that the Company will be successful in these efforts.

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

     There were no changes in the Company's securities in the quarter ended March 31, 2001.

Item 3.  Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the Security Holders for a vote during the quarter ended March 31, 2001.

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

[9] Previously filed with the Company's Form 10QSB for the Quarter ended March 31, 2000.

[10] Previously  filed with the Company's  Form 10QSB for the Quarter ended June
     30, 2000.

[11] Previously filed with the Company's Amendment 3 to the Form 10QSB for the Quarter ended June 30, 2000.

[12] Previously  filed  with the  Company's  Form  10QSB for the  Quarter  ended
     September 30, 2000.

[13] Previously  filed with the  Company's  Form 10KSB for the fiscal year ended
     December 31, 2000.


     (b) No Reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized. Surgical Safety Products, Inc. (Registrant)

Date: May 24, 2001       By:/s/Dr. G. Michael Swor
                         ---------------------------------------
                         Dr.  G.  Michael Swor, Chief
                         Financial Officer