Form 10QSB
period 2001-06-30
SURGICAL SAFETY PRODUCTS INC
filed 2001-08-15
CIK 1063530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:   June 30, 2001

Commission file no. 0-24921

                         Surgical Safety Products, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

New York                                                         65-0565144
----------------------                                   ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                              Identification No.)

3665 Bee Ridge Road, Suite 300
Sarasota, Florida                                                34233
-------------------------------                          ----------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number (941) 927-7874

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class                                Name of each exchange
                                                        on which registered
           None                                                  None
-----------------------------------                  ---------------------------

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

     As of June 30, 2001, there are 20,022,889 shares of voting stock of the registrant issued and outstanding, all of which have voting rights.

                                     PART I

Item 1. Financial Statements


Condensed Consolidated Balance Sheets                                 F-1

Condensed Consolidated Statements of Operations                       F-2

Condensed Consolidated Statements of Cash Flows                       F-3

Notes to the Financial Statements                                     F-5

                         SURGICAL SAFETY PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS



                                                              (Unaudited)
                                                                  June                  December
                                                                  30,                      31,
                                                                  2001                    2000
                                                            ----------------        -----------------
                  Assets

Current Assets
  Cash                                                     $           3,767       $           52,247
  Accounts receivable                                                      -                    8,022
  Employee advances                                                        -                    1,500
  Certificates of deposit                                                  -                   50,000
  Prepaid expenses                                                     6,600                   26,409
  Assets held for sale                                                27,600                   27,600
                                                            ----------------        -----------------
    Total current assets                                              37,967                  165,778
                                                            ----------------        -----------------

Property and equipment, net                                                -                   71,973
                                                            ----------------        -----------------

Other Assets
  Intangible assets, net                                              42,782                   44,278
  Software development costs, net                                     23,851                   26,629
  Investments                                                          9,750                    9,750
  Deposits                                                                 -                    4,645
                                                            ----------------        -----------------
    Total other assets                                                76,383                   85,302
                                                            ----------------        -----------------




Total Assets                                               $         114,350       $          323,053
                                                            ================        =================

                                                               (Unaudited)
                                                                  June                   December
                                                                   30,                     31,
                                                                  2001                     2000
                                                             ---------------         ----------------

Liabilities and Stockholders' Equity

Current Liabilities
  Line of credit                                           $          45,945        $         100,000
  Deferred revenue                                                    30,602                  177,875
  Notes payable - related parties                                     41,563                   35,063
  Notes payable - bridge loan                                         81,000                        -
  Accounts payable and accrued expenses                              459,592                  451,561
    Total current liabilities                                        658,702                  764,499
                                                             ---------------         ----------------

Long-Term Liabilities
   Notes payable                                                     351,081                  842,795
    Total Liabilities                                              1,009,783                1,607,294
                                                             ---------------         ----------------


Stockholders' Equity
  Common stock, $.001 par value,
    10000,000 shares authorized;
    20,022,889 and 14,865,373 shares issued
    and outstanding in 2001 and 2000, respectively                    20,022                   14,866
  Common stock held in escrow                                              -                   (1,365)
  Additional paid-in capital                                       4,449,862                3,841,398
  Accumulated deficit                                             (5,365,317)              (5,139,140)
    Total stockholders' equity                                      (895,433)              (1,284,241)
                                                             ---------------         ----------------

Total Liabilities and Stockholders' Equity                 $         114,350        $         323,053
                                                             ===============         ================


                     The accompanying notes are an integral
                       part of these financial statements.

                       CONDENSED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                   Six Months Ending June 30,         Three Months Ending June 30,

                                                   2001              2000                     2001         2000
                                              --------------   -----------------    --------------    --------------
Revenue                                      $       185,839  $          459,725            74,480   $       324,069
                                              --------------   -----------------    --------------    --------------

Costs and expenses
  Cost of revenues                                    18,093              23,372             3,562             7,339
  Operating expenses                                 301,653             751,306           112,778           415,588
  Research and development expenses                        -              33,181                 -            18,837
  Interest expense                                    20,297             211,697             7,773            30,276
  Loss on disposal/impairment of assets               71,973                   -             1,597                 -
                                              --------------   -----------------    --------------    --------------
    Total costs                                      412,016           1,019,556           125,710           472,040
                                              --------------   -----------------    --------------    --------------

Net loss                                     $      (226,177) $         (559,831)          (61,230)  $      (147,971)
                                              ==============   =================    ==============    ==============

Net loss per share                           $        (0.015) $           (0.047)           (0.004)  $        (0.012)
                                              ==============   =================    ==============    ==============









                     The accompanying notes are an integral
                       part of these financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDING JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                       2001                     2000
                                                                 -----------------         ---------------
Cash Flows From Operating Activities
  Net loss                                                     $          (226,177)       $       (559,831)
                                                                 -----------------         ---------------
  Adjustments to reconcile net loss to cash
    used in operating activities
       Depreciation and amortization                                         4,274                 125,698
       Common stock issued for services and
            employee compensation                                           84,150                       -
       Stock option compensation expense                                         -                   4,682
       Accrued interest added to notes payable                              21,066                  37,663
       Loss on disposal/impairment of assets                                71,973
       Interest expense - convertible debt                                       -                 167,143
       Decrease (increase) in operating assets
         Receivables                                                         9,522                (297,047)
         Inventory                                                               -                       -
          Prepaids and other                                                24,454                  51,715
       Increase (decrease) in operating liabilities
         Accounts payable and accrued expenses                              27,031                (238,920)
         Deferred revenue                                                 (147,273)                      -
           Total adjustments                                                95,197                (149,066)
                                                                 -----------------         ---------------
             Net cash used in operating activities                        (130,980)               (708,897)
                                                                 -----------------         ---------------

 Cash Flows From Investing Activities
   Furniture and equipment purchased                                             -                 (21,549)
   Proceeds from bridge loan                                                81,000                       -
   Software development additions                                                -                (119,981)
     Net cash used in investing activities                                  81,000                (141,530)
                                                                 -----------------         ---------------

 Cash Flows From Financing Activities
   Proceeds/(repayments) - related party loans                               6,500                 (15,000)
   Advances/(repayments) on line of credit, net                             (5,000)                      -
   Loan costs                                                                    -                 (70,000)
   Proceeds from notes payable                                                   -                 650,000
   Proceeds from issuance of common stock                                        -                       -
     Net cash provided by financing activities                               1,500                 565,000
                                                                 -----------------         ---------------

 Net increase (decrease) in cash                                           (48,480)               (285,427)
 Cash at beginning of year                                                  52,247                 516,799
 Cash at end of year                                           $             3,767       $         231,372
                                                                 =================         ===============

                                                                           2001                   2000
                                                                 --------------         --------------
Supplemental Cash Flow Information:
  Cash paid for interest                                       $          3,000       $          5,783
                                                                 ==============         ==============





For purposes of the statement of cash flows, management considers all deposits and financial instruments with original maturities of less than three months to be cash and cash equivalents.

Material non-cash transactions not reflected in the statement of cash flows include:

For the Six Months Ended June 30, 2001

- Certificate of deposits pledged against the line of credit were used to pay down the line of credit in the amount of $50,000

- Common stock and additional paid in capital of $103,150 was issued for accrued salaries and salaries expense in the amount of $19,000 and $84,150, respectively

- Common stock and additional paid in capital of $511,836 was issued for the conversion of notes payable

For the Six Months  Ended June 30, 2000

- Deferred financing costs of $231,385 related to the issuance of warrants in conjunction with the issuance of notes payable in March 2000

- Common stock and additional paid in capital of $226,759 was issued for the conversion of notes payable





                     The accompanying notes are an integral
                       part of these financial statements.

Note 1 - Accounting Policies
Basis of Presentation

The condensed financial statements of Surgical Safety Products, Inc. and Subsidiary (Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunctions with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for any other period or for the full year.

In the opinion of Company's management, the accompanying unaudited financial statements contain all adjustments, consisting of only normally recurring adjustments, necessary to present fairly the financial positions of June 30, 2001, the results of operations and cash flows for the three and six months ended June 30, 2001 and June 30, 2000.

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

Note 3 - Impairments

During the first half of fiscal year 2001, the Company's management examined the book value of all the assets held by the Company. As a result of the examination, all property and equipment not held for sale was written off.
Accordingly, the Company recorded an impairment loss of $71,973 for the six months ended June 30, 2001.

Note 4 - Long Term Debt

On February 7, 2001, the investment banking firm which held the outstanding notes payable as of December 31, 2000, converted $230,000 of principal and $18,570 of accrued interest to 662,854 shares of the Company's common stock at a conversion price of $0.375 per share. In addition, on February 7, 2001 the Company executed a loan cancellation and settlement agreement effectively ending the line-of-credit agreement with the investment banking firm which held the notes payable as of December 31, 2000. Pursuant to the agreement, on April 3, 2001 the lender converted an additional $243,665 of principal and $19,601 of accrued interest to 702,043 shares of the Company's common stock at a conversion price of $0.375 per share. As of June 30, 2001 the principal balance of the amount owed to the lender was $316,335, plus accrued interest of $34,746. Until fully converted, the remaining balance will accrue interest at 8% annually. In accordance with the agreement the lender has turned over all escrowed shares and has committed to convert the remaining principal and accrued interest as soon as possible.

Item 2. Management's Discussion and Analysis of Results of Operations.

General

     The Company's (OTC BB: SSPD) overall mission is the research, development, production and distribution of innovative products and services for healthcare. Consisting of both traditional products and innovative business-to-business e-solutions, the common goal is a safer and more efficient environment for healthcare workers, manufacturers and patients. Originally formed as a medical device company, Surgical shifted focus to being an e-company when the Company's management recognized an untapped market niche: responding to the critical need for immediate communication and access to information in healthcare.

     During the last quarter, the Company has been relatively inactive as it prepares for the acquisition of all of the shares of C5 Health Inc. by its wholly owned subsidiary, OIX, Inc. Upon completion of such transaction, the Company anticipates that it will operate two divisions providing products and services to the medical industry and operate C5's current businesses. C5 Health has two divisions; C5 Media Enterprises and C5 Health commerce. Surgical's two divisions are the Information Systems Division, formerly referred to as Oasis@work, through its Oasis Information Exchange that provides business-to-business on-demand safety and efficiency driven e-business and information for healthcare workers and the Medical Products and Services Division that develops, manufactures and distributes medical devices.

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

     OIX consists of three lines of e-business. The primary product produced by OIX is a service that creates customized training applications for virtually any topic. These web browser-based educational modules are designed to provide the end-user with succinct, current information on any topic within practically any industry. As a second line of business, OIX builds on-line communities in specific target markets positioned as information exchanges. The third line of business, a natural by-product of the first two, is Internet application development and support services

     During the third quarter of 2000, the Company realized that they were focusing too much attention on the installation of hardware rather than focusing its attention on its real product - information. Due to the increase and availability of PC's and Internet accessibility in the heathcare environment, the Company realizes that, while in some cases its OASiS network is needed in a particular environment, by an large, its larger market is for its content. Essentially the Company changed from a hardware network supplier to an information broker which will create an information exchange network for a defined healthcare community that links the end-users to the industry while adding value to both parties. This is essentially what the Company was doing all along; however, it had focused on the delivery system for its product rather than the product itself.

     In 2000, the Company negotiated a new agreement with the Association of Peri-Operative Registered Nurses ("AORN"). This agreement was terminated in the fall of 2000. The Company currently is negotiating a new arrangement. The previous agreement is expected to be based on shared revenues rather than usage fees. The overall purpose of the new agreement is related to OIX, Inc. providing services to AORN and its constituency, in exchange for support and affiliations with AORN and other industry entities.

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

     The product was re-engineered and updated after feedback from over 4,000 surgeons and surgical technologists who used or reviewed the product since its inception. As a result of the re- design, the Company believes that there are new clinical advantages and that the product can be produced at a significantly lower manufacturing cost. These beliefs are based on the fact that the re-design includes a tent-like configuration with a hidden cutting device contained between the adhesive base and the holding device. This allows the surgeon to separate the needle from the suture without a scrub nurse intervening with a scissor. The cost reduction will result from the fact that the original version cost approximately $6.00 per unit while the new version costs approximately $1.10 per unit including packaging and sterilization, allowing it to be marketed in the $5 to $6 range which is more in keeping with pricing for a disposable product. Due to its acceptance by user and quality standards, SutureMate(R) is a "proven" product that complies with current legislation.

     On Feb 13, 2001, the Company announced an agreement with DeRoyal Industries, Inc. ("DeRoyal")to distribute SutureMate(R) worldwide. DeRoyal is the largest privately held healthcare supplier of safety devices with over 250 sales representatives worldwide. Formed in 1973, DeRoyal is a international, vertically-integrated supplier of institutional and consumer healthcare products and services, with 27 subsidiaries and affiliates in seven states (California, Florida, Georgia, Oklahoma, South Carolina, Tennessee, and Virginia) and ten countries (Canada, Costa Rica, England, Estonia, Germany, Ireland, Italy, the Netherlands, Sweden and the United States). DeRoyal's four business units, Acute Care, Patient Care, Wound Care and OEM (original equipment manufacturer) produce more than 25,000 products, including: rehabilitation and therapy products, sports medicine supports, orthopedic bracing and supports, fiberglass and plaster casting; wound care dressings; unitized surgical delivery systems, including TracePak and custom procedural trays; surgical accessories; neonatal, labor and delivery products; angiographic, endoscopic, anesthesia and temperature monitoring products; as well as manufacturing services in plastics, textiles, electrical manufacturing, converting and sterilization. DeRoyal introduced the re-designated SutureMate(R) at AORN in March, placed an order for 8,000 units for which the Company was paid when it made delivery in May 2001. DeRoyal carries SutureMate(R) in its surgical safety assessory line, which is being highly promoted in the current environment of blood borne pathogen concern and increased safety legislation.

     Currently, the re-designed SutureMate(R) is manufactured by the Hansen Plastic Division of Tuthill Corporation at their plant located in Clearwater, Florida ("Tuthill"). The Company is continuing the process of negotiating additional manufacturing sources and original equipment manufacturer sales.

Corporate Developments

     The Company entered into an agreement with IBM Global Services effective January 3, 2000 which included an IBM Customer Agreement and a Statement of Work (the "IBM Global Agreement"). Under the terms of the IBM Global Agreement IBM agreed to provide complete implementation and support service solutions for 1,200 OASiS terminals in an estimated 400 end user locations during the 12 month period commencing December 1, 1999. On February 3, 2000, IBM Global Services and the Company finalized the Statement of Work. The services to be provided under the agreement included project planning, site surveys, product acquisition, network design, web-site hosting services, premises wiring, OASiS TouchPort Implementation, help desk support and consulting services. The estimated cost for performing the work was approximately $10 million. In addition, IBM Global Services agreed to bill the Company a monthly service charge for pre and post installation support services, including 24-7 support, and for labor, travel and out of pocket expenses. The Company was to provide technical resources and oversee the IBM Global's activities. Due to the new Internet focus, the Company chose to pursue for the delivery of its product, there was no longer any need for the services to be provided by IBM. Effective July 14, 2000, this contract was terminated. In March 2001, IBM brought suit against the Company. See Part II, Item 1. "Legal Proceedings."

     Effective June 7, 2000, the Company's line of credit with SouthTrust in the amount of $100,000 was renewed through August 12, 2000, with an option to extend the maturity until October 15, 2000 if the Company pledged a certificate of deposit in the amount of $25,000. The interest rate is prime plus 1.5% and the line is secured by the Company's equipment, receivables and inventory. The line is guaranteed personally by Dr. Swor. The line of credit was renewed on October 15, 2000 and the maturity date is December 31, 2000. The outstanding balance at such time was $100,000. The Company pledged an additional $25,000 certificate of deposit to secure the line. As of December 31, 2000, the outstanding balance was $100,000. In the first half of 2001, the Company paid down the line of credit with the two (2) pledged certificates of deposit and $5,000 in cash. As of this date a balance of $50,945 remains outstanding and the Company is in default on the terms of the agreement. the Company paid off the outstanding balance plus accrued interest in through terms agreed to July 27, 2001.

     Effective July 1, 2000, the Company entered into an agreement with AORN under which AORN will provide certain of its proprietary content on a non-exclusive license basis to the Company. Under the agreement, AORN was to deliver to the Company certain of its content for which it agreed to grant the Company a non-exclusive license to market and promote. The Company was to receive a substantial credit toward advertising in the AORN Journal and other AORN publications. The Company was required to provide the software and hardware to promote and market the AORN content. In January 2001, AORN gave the Company notice of termination. The agreement required 180 days notice and provided for refund, but the Company continues to negotiate with AORN on this and further business such as on-line products directories. Following the C5 merger, the Company anticipates completing negotiations on a new arrangement that is based upon shared revenue.

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

     Pursuant to a loan cancellation and settlement agreement effective February 7, 2001 (the "Cancellation Agreement"), TK agreed to convert the balance of the December 1999 debt in the amount of $140,000 plus accrued and unpaid interest in the amount of $12,395 and to convert $90,000 on the installment given on March 31, 2000 under the Loan Commitment plus accrued and unpaid interest of $6,175 into a total of 662,854 shares of the Common Stock registered by the Form S-3 registration, thereby leaving an outstanding principal balance dating to March 31, 2000 of $560,000 plus accrued and unpaid interest (the "March Balance"). Interest on the March Balance shall continue to accrue at the rate of eight percent (8%) per annum; however, all future interest payments, at the option of the Company, may be made in cash or by delivery of registered shares at a conversion price equal per share equal to the amount of accrued and unpaid interest as of the conversion or repayment date divided by the five (5) day average closing bid price prior to the conversion or repayment date. Further, TK committed, subject to not exceeding ownership of 4.99%, to convert as soon as possible the March Balance. The Company may continue to repay all or any part of the March Balance in cash. TK agreed to return all shares held in escrow and agreed to a triangular merger then contemplated by the Company. Provided such merger occurred before May 15, 2001, TK agreed not to sell, directly or indirectly, more than twenty-five percent (25%) of the Company's volume in any trading day. Such anticipated merger did not occur before May 15, 2001. In consideration of the Cancellation Agreement and the accelerated conversion into the Company's shares, the Company agreed to issue 682,108 shares of its restricted Common Stock in relation to the balance of the December 1999 debt which was converted and 3,109,487 shares of its restricted Common Stock in relation to the March 31, 2000 installment as bonus shares (the "Bonus Shares") Additionally, the Company granted, for a period of two years, both the Lender and the Agent each warrants to purchase 380,000 shares of the Company's restricted Common Stock at $0.1846 per share (the "Bonus Warrants"). Until fully converted, TK was given the option to place an independent third party on the Company's Board of Directors. Of the 20,038,097 shares registered on Form S-3, only those shares issued pursuant to the earlier conversions and pursuant to the agreement and original Lender and Agent Warrants would be registered with the balance deemed null and void. Accordingly, the registration of 13,255,946 potentially issuable registered shares would be null and void and such shares would not be issued .

     Following execution of the Cancellation Agreement, on April 2, 2001 TK converted an additional $243,665 of principal on the March Balance and accrued and unpaid interest in the amount of $19,601 into a total of 702,043 shares. The certificate for shares held in escrow was cancelled and there are no longer any escrowed shares in relation to the arrangements between the parties. As of the date hereof, the principal indebtedness to TK is in the amount of $316,335 plus accrued and unpaid interest from March 31, 2000.

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

     In February 2001, the Company executed a Term Sheet with Emagisoft whereby Emagisoft was to merge into OIX, Inc.. The shareholders of Emagisoft were to exchange their shares for share in Surgical on a 1 for 1 basis. In addition, Emagisoft's Preferred Shares were to be exchanged their preferred shares in Surgical's Preferred Shares on a 1 for 1 basis. The reverse triangular merger was expected to be completed some time in May 2001; however, due to a shortage of funds on the part of both Emagisoft and Surgical the merger was not completed.

     Surgical entered into a new Term Sheet with C5 Health Inc. ("C5") on July 10, 2001 whereby C5 will merge into OIX, Inc. The shareholders of C5 will exchange their shares for share in Surgical on a 1 for 1 basis. The reverse triangular merger is expected to be completed as soon as all statutory meeting requirements and securities law considerations are completed.

     On May 22, 2001, C5 acquired assets from Millenium Health Communications Inc. including furniture and fixtures, computer equipment, and approximately 315 domain names. C5's principal business is transaction-based healthcare e-business and information services. C5 operates Health24News.com and Salud.com, Internet websites that provide healthcare information, the first in English and the second in Spanish, MediTrader.com, a web-based asset maximization tool and C5 Scheduler, a web-based access management solution.

     Surgical has been seeking a merger partner since the last quarter of 2000 and particularly is seeking qualified management to oversee the day to day operations of the Company. During the negotiations for the merger with Emagisoft, three (3) former members of Surgical's Board of Directors resigned effective June 1, 2001. At the time of the merger with C5, three new members nominated by C5 will gone the Surgical board and a seventh member will be selected by such reconstituted board to serve until the next annual meeting of the shareholders.

     Effective June 1, 2001, the Board of Directors passed a resolution regarding the employment arrangement with Dr. G. Michael Swor. The Board resolved that such arrangement be for a period of five (5) years at an annual salary of $100,000 per year. Said salary may be accumulated by Dr. Swor if necessary and may be converted into shares of the Company's Common Stock at his election. For the first year, said salary may be converted at 75% of the fair market value on June 1, 2001. The salary for each subsequent year is convertible at 75% of the fair market value on June 1 of such year. In addition, during each year, Dr. Swor will receive a performance bonus equal to 10% of the Company's earnings before taxes, which bonus is payable quarterly. This performance bonus may be accumulated as well and is convertible on the same basis as the salary. Dr. Swor also was granted a right of first refusal to match the terms and conditions of any legitimate offer to purchase the assets of the Company made by an independent third party. Dr. Swor will receive customary benefits as may be available to other employees. Lastly, Dr. Swor was granted the opportunity to convert all accrued but unpaid salary due him through May 31, 2001 at the closing bid price on June 1, 2001. Dr. Swor's accrued but unpaid salary amounted to $93,150 and this was converted into 4,657,500 shares of restricted Common Stock based upon the applicable price on June 1, 2001.

     Effective June 1, 2001, the Board of Directors passed a further resolution awarding 500,000 shares of its restricted Common Stock to the acting office manager in consideration of her past and future efforts on behalf of the Company. Said shares were valued at $10,000.

Discussion and Analysis

     The Company was founded in 1992 to combat the potential spread of bloodborne pathogenic infections such as HIV and hepatitis. It has broadened its mission to research, develop, manufacturing, marketing and selling medical products and services to the healthcare community.

     The Company was in the development stage until 1993 when it began commercial shipments of SutureMate(R), its first product. From inception in June, 1992 through December 31, 2000, the Company generated revenues of approximately $1,876,000 from a limited number of customers. Since inception through December 31, 2000, the Company has generated cumulative losses of approximately $5,140,000. Although the Company experienced a significant percentage growth in revenues from fiscal 1992 to fiscal 2000, the Company does not believe prior growth rates are indicative of future operating results. At the current time, the Company is relatively inactive while the merger with C5 is completed. There can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. Moreover, the Company expects to continue to incur operating losses through at least through fiscal 2001, and there can be no assurance that losses will not continue after such date.

     As discussed in the independent auditors' report for the fiscal year ended December 31, 2000, the operating losses incurred by the Company raise doubt about its ability to continue as a going concern. Until the completion of the C5 merger, the Company does not expect to experience any growth. At the current time, reduced operations are being funded by bridge loans and residual sales and the Company's net loss is likely to continue, although at a reduced level while awaiting the merger. This inactive period is causing a significant strain on the Company's management, financial and other resources. The Company's ability to manage any possible future growth, should it occur, will depend on a large part, upon completion of the C5 merger. There can be no assurance that significant problems in completing this merger will not occur. Any failure to complete this merger within a reasonable amount of time will have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

     The Company's plan of operations for the next twelve months is to complete the merger with C5 and thereafter to focus on building revenue from production of its web-enabled training applications called Trainlets that it is currently marketing to healthcare companies and the other products and services offered by both companies.

     In this regard, the Company executed a term sheet with C5 under which C5 will merge into the Company's wholly owned subsidiary OIX, Inc. Surgical and C5 decided to proceed with merger plans because there are certain synergies that are expected to result from the merged companies. The merger is anticipated to bring additional management and operations support, as well as access to growth capital and synergistic product lines related to transaction-based healthcare e-business, high- traffic healthcare website portals and proprietary medical websites and physician practice management software. It is anticipated that the existing infrastructure and management of C5 can provide the depth and stability in management Surgical has been seeking to improve over the last few years. As a result of these features, management for these two companies believed that collectively they could achieve the goals of each of the companies at a faster rate and that the combined companies will be more attractive to outside financial sources..

     The Company estimates that revenues will be sufficient to fund ongoing operations at the current level when the current websites are fully functional and its registered user base reaches levels of 50,000 or more. The Company is also aggressively marketing its web-enabled Trainlets to healthcare companies for which it has already received contracts totaling approximately $323,000.

     In the short term, to fund operations through fiscal 2001, the Company has been seeking additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current anticipated agreements. At the current time, there are three (3) employees of the Company, Anthony Palmer, the CTO, Dr. Swor and Ms. Sherman who are providing the ongoing management tasks during this period of reorganization.

     As discussed in Note 21 to the Financial Statements for the period ended December 31, 2000, if the financing referred to above is not secured, the recoverability of the recorded asset amounts may be impaired.

     Earlier In 2001, the Company had required between $5 and $8 million in additional capital in the form of debt or equity to fund the continued expansion of the Oasis system and its development to meet increased demand and to implement its plans for increased marketing of its medical device products. It is anticipated that with the merger of C5 into OIX, Inc., the needs of the company will be reduced to $2-5 Million because the synergistic benefits of both companies' products and services should enhance revenue production and provide economies of scale to reduce expenses and gain new business. Also, C5 brings an established physical plant, which includes a fully integrated NT Network, e-mail hosting, web hosting and internal web development capability. There can be no assurance that any long-term financing will be available to the Company or that it will be on terms that the Company may seek.

Results of Operations for the Six Months Ended June 30, 2001 and 2000

Overview

     From its inception, the Company has incurred losses from operations. As of June 30, 2001, the Company had cumulative net losses totaling approximately $5,365,000. During fiscal 2000, management shifted its focus to the marketing of its proprietary products, especially those associated with Oasis Information Exchange. Currently, the Company is relatively inactive and is awaiting completion of the merger of C5 with its wholly owned subsidiary, OIX, Inc.

Financial Position

     As of June 30, 2001, 2000, the Company had a deficit of working capital of $620,735, as compared to a working capital of $275.724 at June 30, 2000. This increase in deficit is primarily due to management recording an impairment loss on assets combined with larger payable balances.

Revenues

     For the six months ended June 30, 2001 and 2000, the Company had total revenues of $185.839 and $ 459.725, respectively. Revenues for the six months ended June 30, 2001 consist of sale of SutureMate(R) and recognition of deferred revenue. For the six months ended June 30, 2000, revenues were derived from primarily from license and production fees.

Selling, General, and Administrative Expenses

     For the six months ended June 30, 2001, operating expenses decreased by $449,743 or 59% from$751,306 for the six months ended June 30, 2000. This decrease is primarily related to relative inactive status and reduction of operations while awaiting the C5 merger.

     In the past, the Company has focused on the design and development of proprietary products. For fiscal 2001, the Company planned to launch an aggressive marketing plan that was designed to increase worldwide sales of its products; however, such plan was suspended while the Company engaged in first its attempt to merge Emagisoft in OIX, Inc. and now with its plans for the merger of OIX, Inc. with C5.

Liquidity and Capital Resources

     The financial condition, liquidity and capital resources of the Company should be assessed in context with the ability of the Company to continue as a going concern as discussed in the independent auditors' report for the fiscal year ended December 31, 2000.

     The Company's operations have been funded primarily from cash flow of approximately $87,500 from bridge loans and loans from related parties. A significant amount of those funds were expended on merger related ventures and joint operations with Emagesoft. This allowed the Company to continue its essentially inactive operations while now awaiting the C5 merger.

     The company had a line of credit with SouthTrust in the amount of $100,000 that was renewed through August 12, 2000, with an option to extend the maturity until October 15, 2000 if the Company pledged a certificate of deposit in the amount of $25,000. The interest rate was prime plus 1.5% and the line has secured by the Company's equipment, receivables and inventory. The line was guaranteed personally by Dr. Swor. The line of credit was renewed on October 15, 2000 and the maturity date was December 31, 2000. The outstanding balance at such time was $100,000. The Company pledged an additional $25,000 certificate of deposit to secure the line. As of December 31, 2000, the outstanding balance was $100,000. In the first half of 2001, the Company paid down the line of credit with the two (2) pledged certificates of deposit and $5,000 in cash. As of July, 2001, the Company has paid off the line of credit and all accrued interest through a settlement agreement with Southtrust Bank.

     Net cash used for  investing  for the six months  ended  June 30,  2001 was
approximately  $  $81,000,   representing   primarily  bridge  loans  and  joint
operational capital from Imagesoft.

     In the short term, to fund operations through the balance of fiscal 2001, the Company will seek additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current agreements. Additionally, the Company anticipates that revenues will continue to be generated from the sale of SutureMate(R) and that such revenues will help to fund the current level of relatively inactive operations. Provided that additional funding is secured, the Company believes that it can meet its capital needs through year end. There can be no assurance that the Company will be successful in these efforts.

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

PART II

Item 1.  Legal Proceedings.

     On March 13, 2001, the Company was served with a Summons and Complaint by IBM in an action entitled International Business Machines v. Surgical Safety Products Inc. (The "Action"). The Action was brought in the Circuit Court in Sarasota Florida. In the Action, IBM has brought four (4) causes of action, namely, breach of contract, implied contract, account stated and unjust enrichment. Each cause of action relates to the contract between Surgical and IBM relative to the delivery of services and equipment. Surgical had entered into the arrangement with IBM to meet its commitments to US Surgical. When US Surgical failed to perform as expected, Surgical sought termination of the arrangement with IBM. Effective July 14, 2000, this contract was terminated. Surgical has been working with IBM in an effort to settle this matter. Surgical has filed an answer denying the allegations, interposing affirmative defenses and has filed counterclaim against IBM for an accounting of funds paid to IBM. IBM has answered the counterclaim and interposed affirmative defenses. The litigation is in the discovery stage. IBM is seeking payment of in excess of $600,000 for invoices principally related to software and labor associated with implementing the US Surgical Agreement. Should IBM prevail in this Action, it would have a material adverse effect upon Surgical's financial condition. The Company believes it has an absolute defense to the breach of contract claim since the agreement provided that the Company could terminate and provided the payments required for such termination. Further the agreement required that the Company approve all work prior to performance and the work for which it was invoiced was not approved. The implied contract and unjust enrichment claims can only go forward if the there is no valid contract since they are alternative pleadings. The Company believes that it has just and meritorious defenses to this action.

     The Company knows of no other legal proceedings to which it is a party or to which any of its property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

     There were no changes in the Company's securities in the quarter ended June 30, 2001.

Item 3.  Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the Security Holders for a vote during the quarter ended June 30, 2001.

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

10.54          Agreement with Quantum dated October 6, 2000 [12]

10.55          Agreement with Stryker dated October 9, 2000 [12]

10.56          Property Lease dated October 13, 2000 [12]

10.57          Agreement with GDA dated October 25, 2000 [12]

10.58          Loan Cancellation and Settlement Agreement with Thomson Kernaghan & Co.  Ltd.
               effective February 7, 2001 [13]

10.59          Term Sheet for merger with Emagicsoft Technologies Inc.  dated February, 2001 [13]

10.60          Selective HR Solutions Agreement dated March 2001. [13]

10.61          DeRoyal Industries, Inc.  Agreement dated 2001 [13]

13.1           Definitive Proxy Statement filed February 28, 2000 [8]
--------------


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

     (b) No Reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

      In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Surgical Safety Products, Inc. (Registrant)

Date: August 14, 2001         By: /s/ Dr.  G.  Michael Swor
                              ---------------------------------------
                              Dr.  G.  Michael Swor
                              President