Form 10QSB
period 2001-09-30
SURGICAL SAFETY PRODUCTS INC
filed 2001-11-19
CIK 1063530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended:   September 30, 2001

Commission file no. 0-24921

                         Surgical Safety Products, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


     New York                                               65-0565144
-------------------------------                        ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Sarasota Tower, Suite 608
2 North Tamiami Trail, Sarasota, Florida                       34236
---------------------------------------                ------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (941)953-9848

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

Copies of Communications Sent to:

                          Mercedes Travis, Esq.
                          Mintmire & Associates
                          265 Sunrise Avenue, Suite 204, Palm Beach, FL 33480
                          Tel: (561) 832-5696; Fax: (561) 659-5371

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X        No
                       ---         ---

     As of September 30, 2001, there are 20,022,889 shares of voting stock of the registrant issued and outstanding, all of which have voting rights.

                                     PART I

Item 1.            Financial Statements


Condensed Consolidated Balance Sheet                                 F-1

Condensed Consolidated Statements of Operations                      F-2

Condensed Consolidated Statements of Cash Flows                      F-3

Notes to the Financial Statements                                    F-4

                         Surgical Safety Products, Inc.
                      Condensed Consolidated Balance Sheet
                               September 30, 2001
                                   (Unaudited)


                                        ASSETS
Current assets:
  Property held for sale                                                        $             27,600
                                                                                --------------------

Intangible assets                                                                             74,381
                                                                                --------------------

                                                                                $            101,981
                                                                                ====================

                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                                         $            459,591
  Bank overdraft                                                                                 512
  Deferred revenue                                                                            30,602
  Notes payable - shareholders                                                                41,563
  Notes payable                                                                              478,026
                                                                                --------------------
      Total current liabilities                                                            1,010,294
                                                                                --------------------

Stockholders' (Deficit):
  Common stock, $.001 par value, 100,000,000
   shares authorized, 20,022,889 shares
   issued and outstanding                                                                      20,022
  Additional paid-in capital                                                                4,449,862
  Accumulated deficit                                                                      (5,378,197)
                                                                                ---------------------
                                                                                             (908,313)
                                                                                ---------------------
                                                                                $            101,981
                                                                                ====================







      See the accompanying notes to the consolidated financial statements.

                         Surgical Safety Products, Inc.
                 Condensed Consolidated Statements of Operations
         Three Months and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                        Three Months                      Nine Months
                                                                    2001             2000             2001            2000
                                                                -------------   -------------    -------------    -------------
Revenue                                                          $      3,156   $      58,556    $     188,995    $     518,041
                                                                -------------   -------------    -------------    -------------
Costs and expenses:
 Cost of sales                                                              -               -           18,093                -
 Research and development                                                   -          11,250                -           44,431
 Loss on impairment of assets                                               -               -           71,973                -
 Interest Expense                                                       3,164          25,385           23,461          237,082
 Operating expenses                                                    12,697         442,571          314,350        1,217,009
                                                                -------------   -------------    -------------    -------------
                                                                       15,861         479,206          427,877        1,498,522
                                                                -------------   -------------    -------------    -------------

(Loss) from operations                                                (12,705)       (420,650)        (238,882)        (980,481)
                                                                -------------   -------------    -------------    -------------

Other income and (expense):
 Loss on the disposition of property and equipment                       (174)        (59,196)            (174)         (59,196)
                                                                -------------   -------------    -------------    -------------
                                                                         (174)        (59,196)            (174)         (59,196)
                                                                -------------   -------------    -------------    -------------

Net (loss)                                                       $    (12,879)  $    (479,846)   $    (239,056)   $  (1,039,677)
                                                                -------------   -------------    -------------    -------------

Per share information - basic and fully diluted

Net (loss) per share                                             $      (0.00)  $       (0.04)   $       (0.01)   $       (0.09)
                                                                =============   =============    =============    =============

Weighted average shares outstanding                                20,022,889      12,627,526       18,956,190       12,231,494
                                                                =============   =============    =============    =============


      See the accompanying notes to the consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended July 31, 2001 and 2000
                                   (Unaudited)

                                                                          2001                  2000
                                                                  -------------------     -----------------
Cash flows from operating activities:
  Net cash (used in) operating activities                          $         (139,130)    $        (547,889)
                                                                  -------------------     -----------------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities                               -              (157,145)
                                                                  -------------------     -----------------

Cash flows from financing activities:
   Increase in (repayment of) shareholder loans                                 5,371               (15,000)
   Bank overdraft                                                                 512                     -
   Proceeds from note payable                                                  81,000               650,000
   Deferred financing costs                                                         -               (70,000)
                                                                  -------------------     -----------------

  Net cash provided by financing activities                                    86,883               565,000
                                                                  -------------------     -----------------

Increase (decrease) in cash and cash equivalents                              (52,247)             (140,034)

Cash and cash equivalents, beginning of period                                 52,247               516,799
                                                                  -------------------     -----------------

Cash and cash equivalents, end of period                           $               -      $         376,765
                                                                  ===================     =================















      See the accompanying notes to the consolidated financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

(1)  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2000 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

(2)  Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.

(3)  Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management had determined that in June 2001 that all property and equipment not held for sale should be written off. Accordingly, an impairment loss of $71,973 was recorded in June 2001.

(4)  Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled, or realized.

The Company's deferred tax asset resulting from net operating loss carryforwards is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes due to the effect of the net operating loss.

(5)  Long Term Debt

On February 7, 2001, the investment banking firm which held the outstanding notes payable at December 31, 2000, converted $230,000 of principal and $18,570 of accrued interest to 662,854 shares of the Company's common stock. In addition, on February 7, 2001 the Company executed a loan cancellation and settlement agreement effectively ending the line of credit agreement with the investment banking firm. Pursuant to the agreement, on April 3, 2001 the lender converted an additional $243,665 of principal and $19,601 of accrued interest to 702,043 shares of the Company's common stock. At September 30, 2001 the amount owed to the lender was $351,081, including accrued interest. In accordance with the agreement the lender has committed to convert the remaining balance into the Company's common stock as soon as possible.

(6)  Subsequent Event

On September 15, 2001, the wholly owned subsidiary of Surgical Safety Products, Inc. (the "Company"), OIX, Inc. ("OIX") and the Company executed an Agreement and Plan of Merger and Reorganization (the "Agreement") with C5 Health, Inc. ("C5") to complete a reverse triangular merger effective on the filing of the Articles of Merger with the States of Delaware and Florida. Such articles were filed on October 26, 2001. Under the Agreement, OIX merged into C5 and the Company acquired 100% of the outstanding common stock of C5 in exchange for 20,022,889 shares of common stock of the Company. Immediately following the effective date of the merger on October 26, 2001, there were 40,045,778 shares of the Company's common stock issued and outstanding. C5 is a transaction-based healthcare e- business and information services company located in Sarasota, Florida. C5 operates several products, including Meditrader.com, Health24News.com, and Salud.com.

The Company will account for this transaction using the purchase method of accounting. The Company began consolidating the operations of C5 on October 26, 2001.

Summarized financial information (unaudited and subject to purchase allocation adjustments) for C5 as of September 30, 2001 and for the nine months then ended follows (in thousands):

           Total Assets                             $   993
           Total Liabilities                        $ 1,122
           Revenues                                 $     -

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

     During the last quarter, the Company was relatively inactive as it prepared for the acquisition of all of the shares of C5 Health Inc. ("C5") by its wholly owned subsidiary, OIX, Inc. Agreements were executed September 15, 2001 to take effect upon the filing of the Articles of Merger with the States of Delaware and Florida. Such filings were made on October 26, 2001. Pursuant to the merger, C5 was the surviving corporation. In exchange for all of the shares in C5, the Company issued 20,022,889 shares of stock to C5's eleven (11) shareholders. Post merger the Company has 40,045,778 shares outstanding .

     Since the completion of the C5 transaction, the Company reactivated its operations and currently is providing its existing products and services and those of C5 to the medical industry. C5 operated two divisions; C5 Media Enterprises and C5 Health commerce. As reorganized, Surgical's Information Systems Division will oversee C5's activities and its existing Oasis Information Exchange that provides business-to-business on-demand safety and efficiency driven e-business and information for healthcare workers. The Company's Medical Products and Services Division will continue to develop, manufacture and distribute medical devices.

Information Systems Division

           Oasis Information Exchange

     The Oasis Information Exchange ("OIX") strategy is healthcare e-business content aggregation and applications integration through a virtual private network. It links the entire healthcare continuum, which includes healthcare workers, administration, patients, and healthcare and pharmaceutical manufacturers. Oasis Information Exchange is a true healthcare data center with multiple access points. It is an Internet-based virtual private network consisting of points-of-access via Intranet, the Internet, Internet appliances, and through TouchPorts located throughout healthcare facilities across the country. Although the Company is now focusing on providing its services through the Internet, TouchPorts remain available as an alternative and are user-friendly touch-access Internet appliances which allow healthcare professionals access to high quality clinical reference and agency mandated information services.

     OIX consists of three lines of e-business. The primary product produced by OIX is a service that creates customized training applications for virtually any topic. These web browser- based educational modules are designed to provide the end-user with succinct, current information on any topic within practically any industry. As a second line of business, OIX builds on-line communities in specific target markets positioned as information exchanges. The third line of business, a natural by-product of the first two, is Internet application development and support services.

     During the third quarter of 2000, the Company realized that it was focusing too much attention on the installation of hardware rather than focusing its attention on its real product - information. Due to the increase and availability of PC's and Internet accessibility in the healthcare environment, the Company realized that, while in some cases its OASiS network is needed in a particular environment, by and large, its larger market is for its content. Essentially the Company changed from a hardware network supplier to an information broker which will create an information exchange network for a defined healthcare community that links the end-users to the industry while adding value to both parties. This is essentially what the Company was doing all along; however, it had focused on the delivery system for its product rather than the product itself.

     The Company expects to generate revenue from the OIX activities from sponsorships of CDs and from user fees and advertising on its website. The Company plans to scale the concept for other niche markets by creating websites that cater to a particular speciality. The Company will focus on providing website and Intranet development.

           C5's Activities

     C5's principal business is transaction-based healthcare e-business and information services. C5 operates Health24News.com and Salud.com, Internet websites that provide healthcare information, the first in English and the second in Spanish, and MediTrader.com, a web-based real- time medical equipment auction site.

     Health24News.com provides healthcare information and articles on a range of subjects and current news events on health and healthcare issues; course studies for healthcare professionals ranging from patient care and risk management to human resources solutions; and a Health Mall for the purchase of a variety of medical products ranging from diabetic supplies to alternative medicines.

     Salud.com, the Company's Spanish language website, is a healthcare information site provides descriptions of causes and preventive and wellness measures for diseases ranging from acne to maternity matters. Litigation has been brought regarding the use of the Salud.com domain name.

     MediTrader.com is an online marketplace for buyers and sellers of new, pre-owned and refurbished medical equipment, as well as various types of medical/surgical supplies. It is intended to replace paper-based, cost intensive procurement processes with web-based, interactive, time saving solutions. C5 has an affiliate agreement with MD Depot that links its comprehensive medical supply catalogue on line into the site.

     On May 22, 2001, C5 acquired assets from Millennium Health Communications Inc. ("MHC") including furniture and fixtures, computer equipment, and approximately 315 domain names under an asset purchase agreement that was amended on September 1, 2001. Under the agreement with MHC, payment for the acquired assets was made by the issuance of two (2) secured promissory notes under which title to the acquired assets is subject to a security interest held by MHC. Each of the secured promissory notes is in the face amount of $500,000 and such notes are due on December 31, 2001 and August 1, 2002. All of the C5's domain names are registered with Network Solutions.

Medical Products and Services Division

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

     SutureMate(R) was re-designed in late 1998 and has been re-released since demand has increased due to statutory changes relating to needlestick injuries. Legislation has been adopted at both the federal and state level. An overview of state needle safety legislation can be viewed at www.cdc.gov/niosh/ndl-law.html. This legislation essentially requires state agencies with employees at risk to implement needleless systems and sharps with engineered sharps injury protection in order to prevent the spread of bloodborne pathogens in the workplace.

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

     On Feb 13, 2001, the Company announced an agreement with DeRoyal Industries, Inc. ("DeRoyal")to distribute SutureMate(R) worldwide. DeRoyal is the largest privately held healthcare supplier of safety devices with over 250 sales representatives worldwide. Formed in 1973, DeRoyal is a international, vertically-integrated supplier of institutional and consumer healthcare products and services, with 27 subsidiaries and affiliates in seven states (California, Florida, Georgia, Oklahoma, South Carolina, Tennessee, and Virginia) and ten countries (Canada, Costa Rica, England, Estonia, Germany, Ireland, Italy, the Netherlands, Sweden and the United States). DeRoyal's four business units, Acute Care, Patient Care, Wound Care and OEM (original equipment manufacturer) produce more than 25,000 products, including: rehabilitation and therapy products, sports medicine supports, orthopedic bracing and supports, fiberglass and plaster casting; wound care dressings; unitized surgical delivery systems, including TracePak and custom procedural trays; surgical accessories; neonatal, labor and delivery products; angiographic, endoscopic, anesthesia and temperature monitoring products; as well as manufacturing services in plastics, textiles, electrical manufacturing, converting and sterilization. DeRoyal introduced the re-designated SutureMate(R) at AORN in March, placed an order for 8,000 units for which the Company was paid when it made delivery in May 2001. DeRoyal carries SutureMate(R) in its surgical safety assessory line, which is being highly promoted in the current environment of blood borne pathogen concern and increased safety legislation. Since the merger, the Company is rekindling this relationship.

     The Company  continues to ship this  product.  Currently,  the  re-designed
SutureMate(R) is manufactured by the Hansen Plastic Division of Tuthill Corporation at their plant located in Clearwater, Florida ("Tuthill"). The Company is continuing the process of negotiating additional manufacturing sources and original equipment manufacturer sales.

Corporate Developments

     Effective June 7, 2000, the Company's line of credit with SouthTrust in the amount of $100,000 was renewed through August 12, 2000, with an option to extend the maturity until October 15, 2000 if the Company pledged a certificate of deposit in the amount of $25,000. The interest rate is prime plus 1.5% and the line is secured by the Company's equipment, receivables and inventory. The line is guaranteed personally by Dr. Swor. The line of credit was renewed on October 15, 2000 and the maturity date is December 31, 2000. The outstanding balance at such time was $100,000. The Company pledged an additional $25,000 certificate of deposit to secure the line. As of December 31, 2000, the outstanding balance was $100,000. In the first half of 2001, the Company paid down the line of credit with the two (2) pledged certificates of deposit and $5,000 in cash. The Company, through a loan from Dr. Swor, paid off the outstanding balance plus accrued interest on July 27, 2001. There currently is $41,563 due to Dr. Swor for this payment.

     As of the date hereof, the remainder of the convertible debt to Thomas Kernaghan ("TK") under the Loan Agreement made in December 1999 is in the amount of $316,335 plus accrued and unpaid interest from March 31, 2000.

     The Company continues to seek additional debt or equity funding. Until fully converted, interest as it accrues on the TK debt will increase the long term debt of the Company. The Company is currently seeking other potential funding. In the event additional debt is raised, the Company will incur future interest expense. The TK debt, if fully converted and all warrants are exercised, will dilute the interest of existing shareholders and in the event additional equity is raised, management may be required to dilute the interest of existing shareholders further or forego a substantial interest in revenues, if any. In the event that the Company is successful in securing additional debt financing, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both.

     Surgical executed a Term Sheet with C5 Health Inc. ("C5") on July 10, 2001 whereby C5 agreed to merge into OIX, Inc., the Company's wholly owned subsidiary The reverse triangular merger was executed on September 15, 2001 to take effect upon completion of the filings of the Articles of Merger with the States of Florida and Delaware. Such filings were effective date on October 26, 2001.

     Under the merger, the Company acquired all of the shares of C5 from the eleven (11) C5 shareholders in exchange for 20,022,889 shares in the Company and merged OIX into C5. This issuance effectively changed control in the Company. The Company's shares were issued in accordance with Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, and the Blue Sky laws of Virginia and Florida.

     In addition, the Company elected three (3) new members to its Board of Directors to fill three (3) vacancies on the Board to serve until the next shareholder meeting, each of whom had served on the Board of C5. William Danielczyk was elected Chairman of the Board, and R. Paul Gray and Robert Lyles were named as Directors to serve along with the existing Directors, G. Michael Swor, David Swor and James Stuart. G. Michael Swor will continue as interim Chief Executive Officer. Mr. Gray was elected as Secretary and Treasurer and is the acting Chief Financial Officer until another qualified professional can be hired. Timothy Novak was elected as President and Chief Operating Officer. Benjamin Rosenbaum III, an attorney licensed in the State of Virginia, was elected as Vice President and General Counsel.

     As part of the merger, Dr. Swor executed an agreement that contained certain lock-up provisions regarding his shares and options. The agreement is dated October 5, 2001. Under the agreement, Dr. Swor is required to consummate any sales of his shares in compliance with relevant securities laws and regulations and he is prohibited for a period of 365 days from the closing of the merger from selling any of his shares if it will create a daily low trading price in SSP shares.

     Surgical has been seeking a merger partner since the last quarter of 2000 and particularly was seeking qualified management to oversee the day to day operations of the Company as well as synergistic lines of healthcare products. The Company believes that the C5 transaction provides such management.

Discussion and Analysis

     The Company was founded in 1992 to combat the potential spread of bloodborne pathogenic infections such as HIV and hepatitis. It has broadened its mission to research, develop, manufacturing, marketing and selling medical products and services to the healthcare community.

     The Company was in the development stage until 1993 when it began commercial shipments of SutureMate(R), its first product. From inception in June, 1992 through December 31, 2000, the Company generated revenues of approximately $1,876,000 from a limited number of customers. Since inception through December 31, 2000, the Company has generated cumulative losses of approximately $5,140,000. Although the Company experienced a significant percentage growth in revenues from fiscal 1992 to fiscal 2000, the Company does not believe prior growth rates are indicative of future operating results. During the last quarter, the Company was relatively inactive while the merger with C5 was being completed. There can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. Moreover, the Company expects to continue to incur operating losses through at least through fiscal 2001, and there can be no assurance that losses will not continue after such date.

     As discussed in the independent auditors' report for the fiscal year ended December 31, 2000, the operating losses incurred by the Company raise doubt about its ability to continue as a going concern. Now that the merger with C5 has been completed, the Company expects to experience growth. During the last quarter, the Company's reduced operations were funded by bridge loans and residual sales and the Company's net loss continued, although at a reduced level. The inactive period caused a significant strain on the Company's management, financial and other resources. The Company's ability to manage any possible future growth, should it occur, will depend on a large part, upon the success of the now completed merger with C5. There can be no assurance that significant problems will not occur as a result of the merged operations of the Company and C5 and any such problems could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

     The Company's plan of operations for the next twelve months is to focus on building revenue from production of its web-enabled training applications and the other products and services offered by the Company and C5.

     In this regard, Surgical and C5 decided to proceed with merger plans because there are certain synergies that are expected to result from the merged companies. The merger brings additional management and operations support, as well as access to growth capital and synergistic product lines related to transaction-based healthcare e-business, high-traffic healthcare website portals and proprietary medical websites and physician practice management software. It is anticipated that the existing infrastructure and management of C5 can provide the depth and stability in management Surgical has been seeking to improve over the last few years. As a result of these features, management believes that the combination of its goals and those previously formulated by C5 will be more attractive to outside financial sources. C5 will need to further develop its existing IS/IT human resource and computer hardware infrastructure in order to support the development and deployment of all existing and future web-enabled product lines. This can be accomplished through either internal growth of
technical   staff  and  physical   plant,   vendor   relationship  or  strategic
acquisition.

     In the short term, to fund operations through fiscal 2001, the Company will be relying upon its revenues and will be seeking additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current anticipated agreements. The Company maintained minimal staff while the merger was awaiting completion. As a result of the merger, the Company now employees eight (8) people under the arrangement with Gevity on a full and part-time basis.

     As discussed in Note 21 to the Financial Statements for the period ended December 31, 2000, if the financing referred to above is not secured, the recoverability of the recorded asset amounts may be impaired.

     Earlier in 2001, the Company had required between $5 and $8 million in additional capital in the form of debt or equity to fund the continued expansion of the Oasis system and its development to meet increased demand and to implement its plans for increased marketing of its medical device products. It is anticipated that with the merger of C5, the needs of the Company are reduced to between $2 and $5 million because the synergistic benefits of both companies' products and services should enhance revenue production and provide economies of scale to reduce expenses and gain new business. Also, C5 brings an established physical plant, which includes a fully integrated NT Network, e-mail hosting, web hosting and internal web development capability. There can be no assurance that any long-term financing will be available to the Company or that it will be on terms that the Company may seek.

Results of Operations for the Nine Months Ended September 30, 2001 and 2000

Overview

     From its inception, the Company has incurred losses from operations. As of September 30, 2001, the Company had cumulative net losses totaling approximately $5,400,000. During fiscal 2000, management shifted its focus to the marketing of its proprietary products, especially those associated with Oasis Information Exchange. During the last quarter, the Company was relatively inactive while it awaited the completion of the merger of C5 with its wholly owned subsidiary, OIX, Inc.

Financial Position

     As of September 30, 2001, 2000, the Company had a deficit of working capital of approximately $908,000, as compared to a working capital deficit of approximately $11,000 at September 30, 2000. This increase in deficit is primarily due to operational focus on reorganization activities and limited working capital during the period.

Revenues

     For the nine months  ended  September  30,  2001 and 2000,  the Company had total revenues of $188,995 and $518,041, respectively. Revenues for the nine months ended September 30, 2001 consist of sale of SutureMate(R) and amortization of deferred revenue. For the nine months ended September 30, 2000, revenues were derived from primarily from license and production fees.

Selling, General, and Administrative Expenses

     For the nine months ended September 30, 2001, operating expenses decreased by approximately $903,000 or 74% from $1,217,000 for the nine months ended September 30, 2000. This decrease is primarily related to relative inactive status and reduction of operations while awaiting the C5 merger.

     In the past, the Company focused on the design and development of proprietary products and services. For fiscal 2001, the Company planned to launch an aggressive marketing plan that was designed to increase worldwide sales of its products; however, such plan was suspended while the Company engaged in its attempt to merge with C5.

Liquidity and Capital Resources

     The financial condition, liquidity and capital resources of the Company should be assessed in context with the ability of the Company to continue as a going concern as discussed in the independent auditors' report for the fiscal year ended December 31, 2000.

     The Company's operations have been funded primarily from cash flow of approximately $87,000 from bridge loans and loans from related parties. A significant amount of those funds were expended on merger related ventures and joint operations with C5. This allowed the Company to continue its essentially inactive operations while now awaiting the C5 merger.

     The company had a line of credit with SouthTrust in the amount of $100,000 that was renewed through August 12, 2000, with an option to extend the maturity until October 15, 2000 if the Company pledged a certificate of deposit in the amount of $25,000. The interest rate was prime plus 1.5% and the line was secured by the Company's equipment, receivables and inventory. The line was guaranteed personally by Dr. Swor. The line of credit was renewed on October 15, 2000 and the maturity date was December 31, 2000. The outstanding balance at such time was $100,000. The Company pledged an additional $25,000 certificate of deposit to secure the line. As of December 31, 2000, the outstanding balance was $100,000. In the first half of 2001, the Company paid down the line of credit with the two (2) pledged certificates of deposit and $5,000 in cash. As of July, 2001, the Company, through a loan from Dr. Swor, paid off the line of credit and all accrued interest through a settlement agreement with SouthTrust Bank. There currently is $41,563 due to Dr. Swor for this payment.

     There was no net cash used for investing for the nine months ended September 30, 2001.

     In the short term, to fund operations through the balance of fiscal 2001, the Company will rely on revenues and will seek additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current agreements. Additionally, the Company anticipates that revenues will continue to be generated from the sale of SutureMate(R) and now revenues from the C5 activities. Provided that revenues are sufficient and/or additional funding is secured, the Company believes that it can meet its capital needs through year end. There can be no assurance that the Company will be successful in these efforts.

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

PART II

Item 1.  Legal Proceedings.

     On March 13, 2001, the Company was served with a Summons and Complaint by IBM in an action entitled International Business Machines v. Surgical Safety Products Inc. (The "Action"). The Action was brought in the Circuit Court in Sarasota Florida. In the Action, IBM has brought four (4) causes of action, namely, breach of contract, implied contract, account stated and unjust enrichment. Each cause of action relates to the contract between Surgical and IBM relative to the delivery of services and equipment. Surgical had entered into the arrangement with IBM to meet its commitments to US Surgical. When US Surgical failed to perform as expected, Surgical sought termination of the arrangement with IBM. Effective July 14, 2000, this contract was terminated. Surgical has been working with IBM in an effort to settle this matter. Surgical has filed an answer denying the allegations, interposing affirmative defenses and has filed counterclaim against IBM for an accounting of funds paid to IBM. IBM has answered the counterclaim and interposed affirmative defenses. The litigation is in the discovery stage. IBM is seeking payment of in excess of $600,000 for invoices principally related to software and labor associated with implementing the US Surgical Agreement. Should IBM prevail in this Action, it would have a material adverse effect upon Surgical's financial condition. The Company believes it has an absolute defense to the breach of contract claim since the agreement provided that the Company could terminate and provided the payments required for such termination. Further the agreement required that the Company approve all work prior to performance and the work for which it was invoiced was not approved. The implied contract and unjust enrichment claims can only go forward if the there is no valid contract since they are alternative pleadings. The Company believes that it has just and meritorious defenses to this action. The Action is in the discovery stage.

     C5's right to use the Salud.com domain name is subject to litigation currently pending in U.S. District Court for the Southern District of Florida. C5 acquired the domain name Salud.com as part of the asset acquisition from MHC. It also acquired any liabilities relating to such acquired assets that arise on or after the closing. In a case entitled Salu, Inc. v. Salud.com, Inc. and Millennium Health Communications, Inc., Case No. 00-3877-CIV, the plaintiff has listed four (4) causes of action alleging Infringement of a Registered Trademark under 15 USC ss.1114, Infringement of a Registered Trademark under 15 USC ss.1125(a), Dilution of a Famous Mark and Violations of Common Law Trademark Rights. The plaintiff is seeking declaratory and injunctive relief, transfer or forfeiture of the domain name, monetary damages, an accounting and treble damages and other damages permitted under 15 USC ss.1117. The plaintiff's complaint was never served and the first amended complaint that was served in the spring 2001 did not include MHC. The defendant made a motion to dismiss that was denied and thereafter filed an answer with affirmative defenses. It then brought a motion for summary judgment on the basis that the word "salud" means health in Spanish and therefore there is no basis for an infringement claim for the use in the domain name. While the motion was pending, the plaintiff filed a second amended complaint in August 2001 adding MHC. The court ruled that the summary judgment was moot in light of the second amended complaint. MHC filed an answer with affirmative defenses and the defendants have renewed their motion for summary judgment to which is attached affidavit evidence from language experts as to the common usage of the word "salud" in Spanish. This motion currently is pending. In the event the motion is denied, the defendants believe they will prevail at trial. However, should judgment be found for the plaintiff, C5 could lose the right to the domain name Salud.com and could be liable for profits and treble damages. Should this occur, this could have a materially adverse effect upon the Company.

     The Company knows of no other legal proceedings to which it is a party or to which any of its property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

     There were no changes in the Company's securities in the quarter ended September 30, 2001.

Item 3.  Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the Security Holders for a vote during the quarter ended September 30, 2001.

Item 5. Other Information

     On November 16, 2001, the Company filed on Form 8K notice of change of accountants. On November 15, 2001, the Board of Directors voted not to reappoint Kerkering, Barbario & Co., PA as its independent accountants. This action was taken principally because the Company has undergone a change of control and the Board of Directors became more familiar with another auditing firm during the transition period. The Company has engaged the firm of Kingery Crouse & Hohl, PA Certified Public Accountants, 4350 West Cypress Street, Suite 275, Tampa, Florida 33607, Telephone (813) 874-1280, as its independent auditors.

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
--------------------------------------------------------------------------
2.1             Agreement and Plan of Merger and Reorganization between Surgical Safety
                Products, Inc., OIX, Inc.  and C5 Health Inc dated September 15, 2001 effective
                October 26, 2001 [14]

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

10.58           Loan Cancellation and Settlement Agreement with Thomson Kernaghan & Co.
                Ltd. effective February 7, 2001 [13]

10.59           Term Sheet for merger with Emagicsoft Technologies Inc.  dated February, 2001
                [13]

10.60           Selective HR Solutions Agreement dated March 2001. [13]

10.61           DeRoyal Industries, Inc.  Agreement dated 2001 [13]

10.62      *    Lock Out Agreement dated October 5, 2001 between Surgical Safety Products,
                Inc., C5 Health, Inc.  and G.  Michael Swor.

13.1            Definitive Proxy Statement filed February 28, 2000 [8]
--------------------

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

[14] Previously filed with the Company's Form 8K filed October 4, 2001.

(b) Reports on Form 8-K were filed during the quarter ended September 30, 2001 as follows:

(1) Form 8K filed October 4, 2001 reporting under Item 5 the execution of the C5 Merger Agreement to be effective at the time of filing with the States of Florida and Delaware.

           There were no other Form 8K filings made during this quarter.



                                   SIGNATURES

      In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Surgical Safety Products, Inc. (Registrant)


Date: November 19, 2001         By: /s/ R.  Paul Gray
                                ---------------------------------------
                                R.  Paul Gray
                                Secretary, Treasurer
                                and Acting Chief Financial Officer