Form 10KSB
period 2001-12-31
SURGICAL SAFETY PRODUCTS INC
filed 2002-05-29
CIK 1063530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

Commission file no.:0-24921

                         Surgical Safety Products, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          New York                                      65-0565144
-------------------------------                     ----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                              Identification No.)


One Sarasota Tower, Suite 608
2 North Tamiami Trail, Sarasota, Florida                    34236
- ---------------------------------------           ----------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (941) 953-9848

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

                 Yes   X   No
                      ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $166,696.

     Of the 45,831,083 shares of issued and outstanding shares of voting stock of the registrant issued and outstanding as of December 31, 2001 (this includes 42,324,083 shares that appear on the Balance Sheet and the 3,507,000 shares which the Company was obligated to issue on December 31, 2001 to a principal shareholder), 18,841,861 shares are held by non-affiliates. The Company is quoted on the OTC under the symbol "SSPD". On May 23, 2002, the closing price was $o.03. Accordingly, the aggregate market value based of the non-affiliate shares based upon this closing price as of May 23, 2002 was $56, 526.

                                TABLE OF CONTENTS



PART I

Item 1.   Description of Business                                             1

Item 2.   Description of Property                                            21

Item 3.   Legal Proceedings                                                  22

Item 4.   Submission of Matters to a Vote of Security Holders                23

PART II

Item 5.   Market for Common Equity and Related Shareholder Matters           23

Item 6.   Management's Discussion and Analysis or Plan of Operation          25

Item 7.   Financial Statements - Commencing on                               33

Item 8.   Changes and Disagreements with Accountants on Accounting
          And Financial Disclosure                                           34

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  34

Item 10.  Executive Compensation                                             39

Item 11.  Security Ownership of Certain Beneficial Owners and                46
          Management

Item 12.  Certain Relationships and Related Transactions                     48

Item 13.  Exhibits and Reports on Form 8K                                    53

                                     PART I

Item 1. Description of Business.

     (a)  Business Development

     Surgical Safety Products, Inc. (the "Company" or "Surgical") is incorporated in the State of New York and qualified to do business as a foreign corporation in the State of Florida. Surgical Safety Products, Inc. originally was incorporated under the laws of the State of Florida on May 15, 1992. On November 28, 1994 the Company merged into Sheffeld Acres Inc., a New York shell corporation which had approximately 1,100 shareholders, but had never commenced operations. Although Sheffeld Acres, Inc. was technically the surviving entity, the Company changed its name after the merger to Surgical Safety Products, Inc. Articles of Merger were filed with the State of Florida on October 12, 1994 and a Certificate of Merger was filed with the State of New York on February 8, 1995. The Company filed to do business as a foreign corporation on April 11, 1995 in the State of Florida. The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "SSPD". The Company's executive offices are presently located at One Sarasota Tower, Suite 608, 2 North Tamiami Trail, Sarasota, Florida 34236, its telephone number is (941) 953-9848 and its facsimile number is (941) 953-6776.

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

     The Company was relatively inactive during much of 2001 as it sought a merger partner. It remained relatively inactive during the third quarter as it prepared for the acquisition of all of the shares of C5 Health Inc. ("C5") by its wholly owned subsidiary, OIX, Inc. Agreements were executed September 15, 2001 to take effect upon the filing of the Articles of Merger with the States of Delaware and Florida. Such filings were made on October 26, 2001. Pursuant to the merger, C5 was the surviving corporation. In exchange for all of the shares in C5, the Company issued 20,022,889 shares of stock to C5's eleven (11) shareholders. Post merger the Company had 40,045,778 shares outstanding .

     Since the completion of the C5 transaction, the Company reactivated its operations and currently is providing its existing products and services and those of C5 to the medical industry. C5 operated two divisions; C5 Media Enterprises and C5 Health commerce. As reorganized, Surgical's Information Systems Division will oversee C5's activities and its existing Oasis Information

Exchange that provides business-to-business on-demand safety and efficiency driven e-business and information for healthcare workers. The Company's Medical Products and Services Division will continue to develop, manufacture and distribute medical devices, products and services.

     Corporate Developments

     In December 1999, the Company executed a Loan Agreement with Thomson Kernaghan & Co., Ltd. ("TK"), as Agent and Lender, whereby TK agreed to make loans to the Company of up to $5,000,000 in installments for a period commencing with the date of the agreement and ending on November 30, 2002 (the "TK Loan Commitment"). Prior to the cancellation, the Company could request additional draws of no less than $500,000 provided its Common Stock had traded for a minimum of $1.00 for 20 consecutive days and the stock has had an average trading volume of 25,000 shares for the same period. Under the terms of the TK Loan Commitment, each installment was supported by a convertible note and security agreement and the Agent and Lender were granted warrants to purchase shares of the Company's Common Stock. Further, 2,700,000 shares were held by TK in escrow for the potential conversion under the notes or exercise of the warrants. As conversions were made, the number of shares held in escrow was reduced. Under the terms of the TK Loan Agreement, an initial loan of $650,000 was made on December 30, 1999. On March 31, 2000 the Company received a second installment under the TK Commitment in the amount of $650,000. On April 28, 2000, TK elected to convert $100,000 of outstanding principal and $2,630 of the accrued interest into shares of Common Stock at a price of $0.5625 per share which represented 182,453 shares. On June 9, 2000, TK elected to convert $120,000 of outstanding principal and $4,129 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represented 331,010 shares. On July 11, 2000, TK elected to convert $40,000 of outstanding principal and $1,683.13 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represented 111,155 shares. On October 24, 2000, TK elected to convert $250,000 of outstanding principal and $16,219 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represented 709,918 shares. The Company granted TK registration rights and was obligated to file a Form S-3 within sixty (60) days of the agreement. The Company filed a registration statement on Form S-3 on March 2, 2000 covering initially 20,038,097 shares of its Common Stock. The issuance of the securities was made pursuant to Regulation S of the Act. The Form S-3 registration statement was declared effective on April 11, 2000. Since the Company did not meet financial projections which were an integral part of the transaction, TK and the Company re-negotiated the arrangement which terminated the TK Commitment and settled all matters between the parties.

     Pursuant to a loan cancellation and settlement agreement effective February 7, 2001 (the "Cancellation Agreement"), TK agreed to convert the balance of the December 1999 debt in the amount of $140,000 plus accrued and unpaid interest in the amount of $12,395 and to convert $90,000 on the installment given on March 31, 2000 under the TK Commitment plus accrued and unpaid interest of $6,175 into a total of 662,854 shares of the Common Stock registered by the Form S-3 registration, thereby leaving an outstanding principal balance dating to March 31, 2000 of $560,000 plus accrued and unpaid interest (the "March Balance"). Interest on the March Balance shall continue to accrue at the rate of eight percent (8%) per annum; however, all future interest payments, at the option of the Company, may be made in cash or by delivery of registered shares at a conversion price equal per share equal to the amount of accrued and unpaid interest as of the conversion or repayment date divided by the five (5) day average closing bid price prior to the conversion or repayment date. Further, TK committed, subject to not exceeding ownership of 4.99%, to convert as soon as possible the March Balance. The Company may continue to repay all or any part of the March Balance in cash. TK agreed to return all shares held in escrow and agreed to a triangular merger contemplated by the Company. Provided such merger occurred before May 15, 2001, TK agreed not to sell, directly or indirectly, more than twenty-five percent (25%) of the Company's volume in any trading day. Such anticipated merger, as discussed below, did not occur before May 15, 2001. In consideration of the Cancellation Agreement and the accelerated conversion into the Company's shares, the Company agreed to issue 682,108 shares of its restricted Common Stock in relation to the balance of the December 1999 debt which was converted and 3,109,487 shares of its restricted Common Stock in relation to the March 31, 2000 installment as bonus shares (the "Bonus Shares") Additionally, the Company granted, for a period of two years, both the Lender and the Agent each warrants to purchase 380,000 shares of the Company's restricted Common Stock at $0.1846 per share (the "Bonus Warrants"). Until fully converted, TK was given the option to place an independent third party on the Company's Board of Directors. Of the 20,038,097 shares registered on Form S-3, only those shares issued pursuant to the earlier conversions and pursuant to the agreement and original Lender and Agent Warrants would be registered with the balance deemed null and void. Accordingly, the registration of 13,255,946 potentially issuable registered shares would be null and void and such shares would not be issued.

     Following execution of the Cancellation Agreement, TK converted an additional $243,665 of principal on the March Balance and accrued and unpaid interest in the amount of $19,601 into a total of 702,043 shares. The certificate for shares held in escrow was canceled and there are no longer any escrowed shares in relation to the arrangements between the parties. As of December 31, 2001, the accrued and unpaid interest was $25,107. As of the date hereof, the remainder of the convertible debt to TK under the Loan Agreement is in the amount of $316,335 plus accrued and unpaid interest from March 31, 2000.

     The Company entered into an agreement with IBM Global Services effective January 3, 2000 which included an IBM Customer Agreement and a Statement of Work (the "IBM Global Agreement"). Under the terms of the IBM Global Agreement IBM agreed to provide complete implementation and support service solutions for 1,200 OASiS terminals in an estimated 400 end user locations during the 12 month period commencing December 1, 1999. On February 3, 2000, IBM Global Services and the Company finalized the Statement of Work. The services to be provided under the agreement included project planning, site surveys, product acquisition, network design, web-site hosting services, premises wiring, OASiS TouchPort Implementation, help desk support and consulting services. The estimated cost for performing the work was approximately $10 million. In addition, IBM Global Services agreed to bill the Company a monthly service charge for pre and post installation support services, including 24-7 support, and for labor, travel and out of pocket expenses. The Company was to provide technical resources and oversee the IBM Global's activities. Due to the new Internet focus, the Company has chosen to pursue for the delivery of its product, there is no longer any need for the services to be provided by IBM. Effective July 14, 2000, this contract was terminated. In March 2001, IBM brought suit against the Company. This case was settled in the 1st Quarter 2002. See Item 3. "Legal Proceedings."

     Effective June 7, 2000, the Company's line of credit with SouthTrust Bank in the amount of $100,000 was renewed through August 12, 2000, with an option to extend the maturity until October 15, 2000 if the Company pledged a certificate of deposit in the amount of $25,000. The interest rate was prime plus 1.5% and the line was secured by the Company's equipment, receivables and inventory. The line was guaranteed personally by Dr. G. Michael Swor, an officer and director of the Company. The line of credit was renewed on October 15, 2000 and the maturity date was December 31, 2000. The outstanding balance at such time was $100,000. The Company pledged an additional $25,000 certificate of deposit to secure the line. As of December 31, 2000, the outstanding balance was $100,000. In the first half of 2001, the Company paid down the line of credit with the two
(2) pledged certificates of deposit and $5,000 in cash. The Company, through a loan from Dr. Swor, paid off the outstanding balance plus accrued interest on July 27, 2001. There currently is $51,187 due to Dr. Swor for this payment.

     Effective July 1, 2000, the Company entered into an agreement with AORN under which AORN will provide certain of its proprietary content on a non-exclusive license basis to the Company. Under the agreement, AORN will deliver to the Company certain of its content for which it grants the Company a non-exclusive license to market and promote. The Company receives a substantial credit toward advertising in the AORN Journal and other AORN publications. The Company is required to provide the software and hardware to promote and market the AORN content. The Company is required to pay AORN $117,000 as the license fee and contact hours fee for the first year of the agreement. The Company is required to pay one-half of the license fee by December 15, 2000. To date, the Company has made payments related to the license fee in the amount of $25,000. AORN will reimburse the Company for certain conversion costs and to pay the cost of web enabling Home Study Courses sponsored by AORN. The agreement is for a term of three (3) years and it may be terminated by either party on 180 day notice. If terminated without cause, the Company is entitled to a refund of any unused license and user fees. AORN retains ownership of its intellectual property while the Company retains the ownership of its OASiS intellectual property. As of December 31, 2000, the Company still owes AORN $33,000 related to the first payment of $58,500 that was paid as of December 15, 2000. In
January 2001, AORN gave the Company notice of termination. The agreement required 180 days notice and provided for refund. Since the C5 merger, the Company anticipates completing negotiations on a new arrangement that is based upon shared revenue.

     In February 2001, the Company executed a Term Sheet with Emagisoft whereby Emagisoft would merge into OIX, Inc.. The shareholders of Emagisoft were to exchange their shares for shares in Surgical on a 1 for 1 basis. In addition, Emagisoft's Preferred Shares were to exchange their preferred shares in Surgical's Preferred Shares on a 1 for 1 basis. The reverse triangular merger was expected to be completed some time in May 2001; however, due to a shortage of funds on the part of both Emagisoft and Surgical the merger was not completed.

     On March 16, 2001, the Company entered a staff leasing agreement with Selective HR Solutions ("Selective HR") as a replacement for comparable services previously provided by EPIX. Like the EPIX arrangement, the Selective HR arrangement creates a co-employment relationship between Selective HR and the Company relative to the employees who work at the Company. From the time of the merger with C5 until January 22, 2002, the Company utilized the services of Gevity HR as its employee leasing provider. In January 2002, the Company engaged Paychex, a large payroll services company, for payroll processing and the Company now employs directly rather than lease its employees.

     Effective June 1, 2001, the Board of Directors passed a resolution regarding the employment arrangement with Dr. Swor. The Board resolved that such arrangement be for a period of five (5) years at an annual salary of $100,000 per year. Said salary may be accumulated by Dr. Swor if necessary and may be converted into shares of the Company's Common Stock at his election. For the first year, said salary may be converted at 75% of the fair market value on June 1, 2001. The salary for each subsequent year is convertible at 75% of the fair market value on June 1 of such year. In addition, during each year, Dr. Swor will receive a performance bonus equal to 10% of the Company's earnings before taxes, which bonus is payable quarterly. This performance bonus may be accumulated as well and is convertible on the same basis as the salary. Dr. Swor also was granted a right of first refusal to match the terms and conditions of any legitimate offer to purchase the assets of the Company made by an independent third party. Dr. Swor will receive customary benefits as may be available to other employees. Lastly, Dr. Swor was granted the opportunity to convert all accrued but unpaid salary due him through May 31, 2001 at the closing bid price on June 1, 2001. Dr. Swor's accrued but unpaid salary amounted to $93,150 and this was converted into 4,657,500 shares of restricted Common Stock based upon the applicable price on June 1, 2001. The valuation for this transaction appears as approximately $71,000 on the financial statements for the period ending December 31, 2001.

     Effective June 1, 2001, the Board of Directors passed a further resolution awarding 500,000 shares of its restricted Common Stock to the acting office manager in consideration of her past and future efforts on behalf of the Company. Said shares were valued at $10,000 based upon the applicable price on June 1, 2001. The valuation for this transaction appears as approximately $7,700 in the financial statements for the period ending December 31, 2001.

     Surgical executed a Term Sheet with C5 on July 10, 2001 whereby C5 agreed to merge into OIX, Inc., the Company's wholly owned subsidiary The reverse triangular merger was executed on September 15, 2001 to take effect upon completion of the filings of the Articles of Merger with the States of Florida and Delaware. Such filings were effective date on October 26, 2001.

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

     At the time of the merger, by virtue of the acquisition of C5, the Company assumed certain liabilities. In this regard, the Company is obligated to pay various promissory notes including the following:

     1. Promissory Notes in the total face amount of $57,500 to seven (7) individuals who are unaffiliated to the Company or C5. The notes carried a premium of 10% of the principal amount, and entitled each of the note holders to an additional premium of one share of common stock of C5 for each $2 loaned to C5 prior to the merger. The notes are convertible into common shares of C5 at a rate of $.50 per share. C5 paid the premium and recorded the 30,000 shares of common stock due as additional premium at $.05 per share. None of the 30,000 shares of C5 stock have been issued to the respective lenders and the notes were originally due on August 27, 2001 and were in default at December 31, 2001.

     2. A Secured Promissory Note in the face amount of $500,000 issued May 22, 2001 by C5 and bearing interest at a fixed rate of 8.5% per annum payable to Millennium Health Communications Inc. ("MHC") as part of the acquisition by C5 of MHC's assets. The note was due originally on August 22,2001 with all accrued interest. It was extended to December 31, 2001. MHC has agreed to extend the note to December 31, 2002. The note is secured by the assets C5 acquired from MHC.

     3. A Secured Promissory Note in the face amount of $460,000 issued August 1, 2001 by C5, which bears interest in the event of default at the rate of 8.5% per annum and is payable to MHC. The note was originally due on July 31, 2002. MHC has agreed to extend the note to December 31, 2002. The note is secured by the assets of C5 acquired by MHC.

     4. Unsecured Promissory Notes in the total face amount of $45,000 issued in June 2001 by C5 and payable to Mr. Gray and Mr. Novak, officers and directors of the Company, bearing interest at the fixed rate of 9.5% on due on demand. Mr. Gray and Mr. Novak have agreed to extend these notes until December 31, 2002.

     Mr. Danielczyk incorporated MHC in Delaware in March 1999 and acted as its Director and Chief Executive Officer. Mr. Danielczyk owns 20% of MHC. Mr. Danielczyk was the Chairman of the Board of C5 from June 2001 and owned individually and beneficially through The Bentley Group LLC, a Delaware Limited Liability Company formed in May 2001 ("Bentley") 19.56% at the time of its acquisition by the Company. Mr. Danielcyck is a Director and Chief Executive Officer from May 2001 of Reli-Communications, Inc., a Delaware corporation formed in May 2001 ("Reli") that has engaged in certain related party transactions with C5 and Mr. Danielcyck owns 35% of Reli. Reli owned 2.93 % of C5 at the time of C5's acquisition by the Company. Mr. Danielczyk owns 50% Bentley, and is its Managing Partner. Bentley owned 17.14 % of C5 at the time of C5's acquisition by the Company.

     Mr. Gray acted as a Director and Chief Financial Officer of MHC from August 1999. Mr. Gray owns 15% of MHC. Mr. Gray was a Director and Chief Financial Officer of C5 from June 2001 and owned individually and beneficially through Bentley 18.09% at the time of its acquisition by the Company. Mr. Gray is a Director and Chief Financial Officer from May 2001 of Reli and owns 20% of Reli. Mr. Gray owns 50% Bentley.

     Mr. Novak has been a Director, President and Chief Operating Officer of C5 since its formation in April 2001 and owned 27.18% of C5 individually at the time of its acquisition by the Company. In addition to his duties with the Company and C5, he was elected a Vice President of Reli in March 2002. He holds no ownership in that company.

     Mr. Lyles has been a Director of C5 since June 2001 and owned beneficially through Paragon Asset Limited Partnership 8.79% of C5 individually and beneficially at the time of its acquisition by the Company. He is also the 50% owner of Core Care Delaware Inc., a corporation formed in Delaware in February 2001 ("Core Care"). Core Care was the original lessee of the Company's current offices which have been occupied by C5 since the inception of the lease in the April 2001 and occupied by the Company since October 2001. Core Care assigned all of its rights, title and interest in this lease to the Company in May 2002. See Item 2. "Description of Property."

     As part of the merger, Dr. Swor executed an agreement that contains certain lock-up provisions regarding his shares and options. The agreement is dated October 5, 2001. Under the agreement, Dr. Swor is required to consummate any sales of his shares in compliance with relevant securities laws and regulations and he is prohibited for a period of 365 days from the closing of the merger from selling any of his shares if it will create a daily low trading price in Surgical's shares.

     Surgical had been seeking a merger partner since the last quarter of 2000 and particularly was seeking qualified management to oversee the day to day operations of the Company as well as synergistic lines of healthcare products. The Company believes that the C5 transaction provides such management.

     During the last quarter of 2001, Reli invested a total of $105,216 in the Company for which the Company is obligated to issue 3,507,000 shares of its Common Stock.

     At December 31, 2001, the Company was indebted to Dr. Swor for $41,563 of advances he made on behalf of the Company that bear interest at the fixed rate of 10% per annum that are due on demand. In addition, the Company is indebted to Dr. Swor in the amount of $76,700 to cover the $51,187 for the payment he made to SouthTrust and other working capital advances. These advances are non-interest bearing and due on demand.

     At December 31, 2001, the Company owed Dr. Swor accrued salary of $58,333, Mr. Novak accrued salary from C5 of $17,500, $30,000 in accrued salary for a former officer of C5 and Bentley outstanding consulting fees of $11,149.

     From January 1, 2002 to May 20, 2002, Reli invested $61,500 in the Company in exchange for which the Company is obligated to issue 2,050,000 shares of its Common Stock.

     In February 2002, Robert Lyles and David Swor resigned as Directors of the Company due to other personal commitments. Tim Novak was appointed a Director to fill a vacancy on the Board in April 2002.

     On May 10, 2002, the Company executed an Amendment to the lease agreement on its corporate offices. See Item 2. "Description of Property."

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

     The Company currently is reviewing the business and revenue models to determine the best direction for the OIX activities.

     C5's Activities

     C5's principal business is transaction-based healthcare e-business and information services. C5 owns Health24News.com and Salud.com, Internet websites that provide healthcare information, the first in English and the second in Spanish, and MediTrader.com, a web-based real-time medical equipment auction site.

     Health24News.com has provided healthcare information and articles on a range of subjects and current news events on health and healthcare issues; course studies for healthcare professionals ranging from patient care and risk management to human resources solutions; and a Health Mall for the purchase of a variety of medical products ranging from diabetic supplies to alternative medicines. Currently, Health2News.com has been taken off line and its business and revenue models are being reviewed.

     Salud.com, the Company's Spanish language website, is a healthcare information that provides descriptions of causes and preventive and wellness measures for diseases ranging from acne to maternity matters. Litigation was brought regarding the use of the Salud.com domain name. A settlement was reached during the 1st Quarter of 2002. See Item
3. "Legal Proceedings."

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

     On May 22, 2001, C5 acquired assets from MHC including furniture and fixtures, computer equipment, and approximately 315 domain names under an asset purchase agreement that was amended on September 1, 2001. Under the agreement with MHC, payment for the acquired assets was made by the issuance of two (2) secured promissory notes under which title to the acquired assets is subject to a security interest held by MHC. The notes are in the face amount of $500,000 and $460,000 and the due date has been extended to December 31, 2002. All of C5's domain names are registered with Network Solutions.

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

     The product was re-engineered and updated after feedback from over 4,000 surgeons and surgical technologists who used or reviewed the product since its inception. As a result of the re- design, the Company believes that there are new clinical advantages and that the product can be produced at a significantly lower manufacturing cost. These beliefs are based on the fact that the re-design includes a tent-like configuration with a hidden cutting device contained between the adhesive base and the holding device. This allows the surgeon to separate the needle from the suture without a scrub nurse intervening with a scissor. The cost reduction will result from the fact that the original version cost approximately $6.00 per unit while the new version costs approximately $1.10 per unit including packaging and sterilization, allowing it to be marketed in the $4 to $6 range which is more in keeping with pricing for a disposable product. Due to its acceptance by user and quality standards, SutureMate(R) is a "proven" product that complies with current legislation.

     On Feb 13, 2001, the Company announced an agreement with DeRoyal Industries, Inc. ("DeRoyal")to distribute SutureMate(R) worldwide. DeRoyal is the largest privately held healthcare supplier of safety devices with over 250 sales representatives worldwide. Formed in 1973, DeRoyal is a international, vertically-integrated supplier of institutional and consumer healthcare products and services, with 27 subsidiaries and affiliates in seven states (California, Florida, Georgia, Oklahoma, South Carolina, Tennessee, and Virginia) and ten countries (Canada, Costa Rica, England, Estonia, Germany, Ireland, Italy, the Netherlands, Sweden and the United States). DeRoyal's four business units, Acute Care, Patient Care, Wound Care and OEM (original equipment manufacturer) produce more than 25,000 products, including: rehabilitation and therapy products, sports medicine supports, orthopedic bracing and supports, fiberglass and plaster casting; wound care dressings; unitized surgical delivery systems, including TracePak and custom procedural trays; surgical accessories; neonatal, labor and delivery products; angiographic, endoscopic, anesthesia and temperature monitoring products; as well as manufacturing services in plastics, textiles, electrical manufacturing, converting and sterilization. DeRoyal introduced the re-designated SutureMate(R) at AORN in March, placed an order for 8,000 units for which the Company was paid when it made delivery in May 2001. DeRoyal carries SutureMate(R) in its surgical safety assessory line, which is being highly promoted in the current environment of blood borne pathogen concern and increased safety legislation. Since the merger, the Company has worked to rekindle this relationship and DeRoyal placed an order for 8,300 SutureMate(R) during the 1st Quarter 2002.

     The Company  continues to ship this  product.  Currently,  the  re-designed
SutureMate(R) is manufactured by the Hansen Plastic Division of Tuthill Corporation at their plant located in Clearwater, Florida ("Tuthill"). The Company is continuing the process of negotiating additional manufacturing sources and original equipment manufacturer sales.

Business Strategy

     The Company's business strategy, which is dependent upon obtaining sufficient additional financing, is to enhance the commercialization of its existing products. The Company remains committed to providing innovative products and services which create and maintain a safe surgical environment for medical and hospital staff, healthcare workers and patients, as well as to enhance the level of surgical care available to patients. The Company's revenues are based upon transactional e- commerce revenue sharing arrangements and the sale of SutureMate(R). The Company's revenues are dependent on the volume of sales from its products.

     Revenues from sales are recognized in the period in which sales are made. The Company's gross profit margin will be determined in part by its ability to estimate and control direct costs of manufacturing and its ability to incorporate such costs in the price charged to clients.

     The Company's objective is to become a significant provider in e-commerce and of medical systems and devices which improve occupational safety, advance surgical techniques and provide greater efficiency. To achieve this objective, and assuming that sufficient operating capital is available as and when needed, the Company intends to: (i) increase its exposure on the worldwide web; (ii) develop international distribution channels and co-marketing alliances for the Company's products and services; (iii) continue research and development and acquisitions of synergistic products and software programs; and (iv) frequently fine tune market strategies based upon ongoing evaluations of customer needs, capital budgeting opportunities and market economy fluctuations.

     Management believes that Surgical is poised to penetrate the developing e-commerce market and in the surgical and medical safety market and plans to capitalize on the opportunity while providing significant benefits to its customers and improving overall patient care. Management expects, in the event Surgical continues to achieve product acceptance, to increase the Company's market penetration through additional acquisitions and potential merger opportunities with appropriate bases of business development, although currently it is not in negotiations nor has it made any arrangements for such mergers or acquisitions. However should it expand through acquisitions or mergers, such expansion presents certain challenges and risks and there could be no assurance that Surgical, even if it were successful in acquiring other bases of business development, would be successful in profitably penetrating these potential markets.

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

     The Information System Division has focused upon multi-lingual applications. The Company expects that this will not only facilitate acceptance in the cosmopolitan markets within the United States, but also will enable instant adaptations to international markets which traditionally follow the United States leadership in developments of safety and exposure guidelines.

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

     The primary end user market for the products and services of Surgical include 8,000 hospitals, 100,000 surgeons and over 1,000,000 surgical nurses and technologists. Secondary end user markets include out-patient clinics, dental offices, emergency medical services, fire and rescue organizations, medical offices and laboratories. This segment of the Company's market will be the ultimate user of both the medical devices and the Information Systems and it is particularly defined by the need for protection against bloodborne diseases from body fluids and sharps injuries, such as needlesticks.

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

     The market segment for medical-related companies consists of approximately 11,600 medical device manufacturers, 360 pharmaceutical companies and 1,260 training and educational organizations. The Company believes that this is a significant segment for them as these companies will be enlisted as both content providers (a supplier of device information and other educational components) for the OIX and e-commerce business but also as a key component to the Company's sales strategy for its medical devices.

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

Distribution of Products

     Aside from its Information Systems, SutureMate(R)is currently the Company's only product available in the marketplace.

     The arrangement with DeRoyal provides for the worldwide distribution of SutureMate(R). An order of 8,000 pieces was delivered by the Company in May 2001 and in the 1st Quarter 2002, DeRoyal placed an order for 8,300 pieces as a result of the rekindled relationship after the C5 merger.

Methods of Distribution

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

     The Company also solicits orders through its Internet websites, direct mail sales, trade publications and advertising by targeting specific market groups. The Company is actively campaigning to establish repeat markets for Surgical's products. Customer follow-up is currently handled by in-house staff. Orders obtained can be shipped from in-house inventory or warehousing arrangements. The Company has the original SutureMate(R) in stock and is finalizing manufacturing, sterilization and inspection procedures for the re-designed SutureMate(R) so that inventory can be established. Customers may return defective merchandise for a full refund, credit or replacement. In recent years, such returns have been insignificant.

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

     The Company currently operates its websites and they are being improved on a regular basis. The Company is seeking additional financing in order to its e-commerce activities and web exposure.

     The Company continues to look for manufacturers and distributors for Prepwiz(TM) and Prostasert(TM), two other medical device products the Company has developed.

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

     Surgical faces competition in its data service line by a number of e-commerce sites dedicated to medical information and sales.

     The  Company's  principal  methods  of  competing  are the  development  of
innovative  products,   the  performance  and  breadth  of  its  products,   its
technically trained sales force, and its educational services, including sponsorship of training programs. Most of the Company's potential major competitors have greater financial resources than the Company. Some of its potential competitors have engaged in substantial price discounting and other significant efforts to gain market share, including bundled contracts for a wide variety of healthcare products with group purchasing organizations. In the current healthcare environment, cost containment has become a significant factor in purchasing decisions by hospitals. Additional cost effectiveness was one of the principle factors in the redesign of SutureMate(R) and a principle consideration in the refocusing of the OIX.

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

     The OIX software is proprietary to the Company and the C5 has domain name protection.

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

Dependence on Major Customers

     At the current time, Surgical is reliant upon a few major customers for several of its products. For fiscal year ending December 31, 2001, the Company derived approximately 80% of its revenue from US Surgical Corporation for license and productions fees associated with the OASiS system. For fiscal year ending December 31, 2000, the Company derived approximately 98% of its revenue from US Surgical Corporation for license and productions fees associated with the OASiS system.

     SutureMate(R) sales are currently principally reliant upon DeRoyal and in-house distribution and re-establishment of various distribution arrangements for generating revenues for this product. Changes in state laws have increased the attractiveness of this product.

     Subject to the availability of additional funding, of which there can be no assurance, the Company believes that it can increase its customer base so that the loss of any one client will not adversely impact upon the financial condition of Surgical.

Research and Development

     The Company believes that research and development is an important factor in its future growth. In the past, the Company engaged in extensive product research and development and it has at least four (4) additional products for the medical and healthcare community, all of which are in various stages of development, from prototype to patent. Subject to the availability of additional funding, the Company again may devote a substantial amount of time to the research and development of products within distinct product lines. Substantially all of the products in research and development have been designed, drawn, had preliminary market research conducted and have been submitted for review to the Company's patent counsel.

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

     All of the C5's domain names are registered with Network Solutions.

     With the settlement of the lawsuit against the use of the domain name Salud.com., the Company is not a party to any actions claiming patent infringement of any of its products. See Item 3. "Legal Proceedings."

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

     Effective April 2001, OSHA revised its bloodborne pathogens standards to conform with the requirements of the Needlestick Safety and Prevention Act of 1999. This act required OSHA to revise the standards so as to include new examples in the definitions of engineering controls along with other matters. The final OSHA rule can be viewed at www.osha-slc.gov/FedReg_osha_data/FED200110118A.html.

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

     These state laws are aimed at adding additional safeguards for health care workers at the state level. This includes addition provisions not in the federal OSHA Bloodborne Pathogens Standards and/or coverage of public employees not regulated by OSHA. An overview of state needle safety legislation can be viewed at www.cdc.gov/niosh/ndl-law.html.

     Other than the governmental regulatory schemes listed above, the Company is not subject to any other state or local regulations which apply to the operation and business of the Company.

Effect of Probable Governmental Regulation on the Business

     The Company does not believe that there are any effects from probable government regulation, including state or local laws, on the business.

Cost of Research and Development

     For fiscal years 2000 and 2001, the Company expended $44,431 and $0 of its revenues, respectively, on research and development. These expenditures represented 7.4% and 0%, respectively, of the total revenues of the Company for such fiscal years. The principal decrease in the cost of research and development for fiscal 2001 from 2000 was based upon the fact that the Company had insufficient capital in 2001 to perform such activities.

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

Employees and Consultants

     As of December 31, 2001, the Company employed five (5) persons, two (2) on a full times basis and three (3) part-time under the employee leasing arrangement with Gevity HR commenced at the time of the merger with C5. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent.

     On March 16, 2001, the Company entered a staff leasing agreement with Selective HR Solutions ("Selective HR") as a replacement for comparable services previously provided by EPIX. Like the EPIX arrangement, the Selective HR arrangement creates a co-employment relationship between Selective HR and the Company relative to the employees who work at the Company. From the time of the merger with C5 until January 22, 2002, the Company utilized the services of Gevity HR as its employee leasing provider. In January 2002, the Company engaged Paychex, a large payroll services company, for payroll processing and the Company now employs directly rather than lease its employees.

Item 2.  Description of Property

     The Company's executive offices are located at The Company's executive offices are presently located at One Sarasota Tower, Suite 608, 2 North Tamiami Trail, Sarasota, Florida 34236, its telephone number is (941) 953-9848 and its facsimile number is (941) 953-6776.

     The executive offices were leased by Core Care beginning April 2001 and subleased to C5. On May 9, 2002, Core Care assigned all rights, title and interest in the lease to the Company. On May 10, 2002, the Company executed an Amendment to the Lease Agreement with the landlord. As a result, part of the space under the lease is to be surrendered to the landlord on June 1, 2002. Under the terms of the lease as amended, commencing June 1, 2002, the Company is obligated to pay a monthly rental of approximately $4,500 for approximately 2200 square feet of office space. The lease terminates on March 31, 2006. The Company believes this space is sufficient for its needs over the foreseeable future.

     In addition, the Company is provided administrative offices at office space utilized by Reli in Manassas, Virginia. This was done on a month to month basis at a cost of approximately $1,750 per month for the space used at that facility. Mr. Danielczyk and Mr. Gray have an ownership interest in Reli. The Company believes that the payment made to Reli is fair and in line with what office space would costs if rented from a third party landlord. This arrangements was terminated on April 30, 2002.

     The Company owns no real property and its personal property consists of furniture, fixtures and equipment, prototype molds and leasehold improvements with a net book value of $95,429 on December 31, 2001.

     The Company employs its capital reserves when available in commercial interest bearing accounts. Additionally, in years prior to 2000, Surgical acquired stock in two (2) privately owned companies, 25,000 shares in ParView Inc. as part of its acquisition of Endex Systems Inc. and 3,750 shares in Linters Inc. which was received as partial compensation for clinical products research completed by the Medical Consultants Division. The value of these investments had been charged to operations prior to 2000 as the Company determined them to be worthless. It is the Company's strategy to engage in transactions which minimize dilution of the Company's equity.

Item 3.  Legal Proceedings

     On March 13, 2001, the Company was served with a Summons and Complaint by IBM in an action entitled International Business Machines v. Surgical Safety Products Inc. (The "Action"). The Action was brought in the Circuit Court in Sarasota Florida. In the Action, IBM brought four (4) causes of action, namely, breach of contract, implied contract, account stated and unjust enrichment. Each cause of action relates to the contract between Surgical and IBM relative to the delivery of services and equipment. Surgical had entered into the arrangement with IBM to meet its commitments to US Surgical. When US Surgical failed to perform as expected, Surgical sought termination of the arrangement with IBM. Effective July 14, 2000, this contract was terminated. IBM is seeking payment of in excess of $600,000 for invoices principally related to software and labor associated with implementing the US Surgical Agreement. The Company brought a motion to dismiss three (3) of the causes of action that was denied and thereafter filed a defense. The Company believed it had an absolute defense to the breach of contract claim since the agreement provided that the Company could terminate and provided the payments required for such termination. Further the agreement required that the Company approve all work prior to performance and the work for which it was invoiced was not approved. The implied contract and unjust enrichment claims can only go forward if the there is no valid contract since they are alternative pleadings. The Company believed that it had just and meritorious defenses to this action. The matter was set for trial in April 2002. On March 25, 2002, the parties entered into a Stipulation of Settlement whereby the Company is to pay IBM $20,000 on or before May 31, 2002. In the event such payment is not made, IBM may enter a final judgment against the Company for $100,000 by filing a copy of the Stipulation. On the basis of this settlement, the matter was dismissed with prejudice with the court retaining jurisdiction to enforce the settlement terms. Should the Company not make the required payment and judgment were to be entered in the amount of $100,000, the Company will be liable to IBM for $100,000 plus statutory interest from June 1, 2002. The Company believes that this settlement was in the best interest of the Company and its shareholders as it minimized the potential exposure should the Company have been unsuccessful at trial.

     C5's right to use the Salud.com domain name was subject to litigation in U.S. District Court for the Southern District of Florida. C5 acquired the domain name Salud.com as part of the asset acquisition from MHC. It also acquired any liabilities relating to such acquired assets that arise on or after the closing. In a case entitled Salu, Inc. v. Salud.com, Inc. and Millennium Health Communications, Inc., Case No. 00-3877-CIV, the plaintiff has listed four (4) causes of action alleging Infringement of a Registered Trademark under 15 USCss.1114, Infringement of a Registered

Trademark under 15 USC ss.1125(a), Dilution of a Famous Mark and Violations of Common Law Trademark Rights. The plaintiff is seeking declaratory and injunctive relief, transfer or forfeiture of the domain name, monetary damages, an accounting and treble damages and other damages permitted under 15 USC ss.1117. The plaintiff's complaint was never served and the first amended complaint that was served in the spring 2001 did not include MHC. The defendant made a motion to dismiss that was denied and thereafter filed an answer with affirmative defenses. It then brought a motion for summary judgment on the basis that the word "salud" means health in Spanish and therefore there is no basis for an infringement claim for the use in the domain name. While the motion was pending, the plaintiff filed a second amended complaint in August 2001 adding MHC. The court ruled that the summary judgment was moot in light of the second amended complaint. MHC filed an answer with affirmative defenses and the defendants renewed their motion for summary judgment to which is attached affidavit evidence from language experts as to the common usage of the word "salud" in Spanish. Prior to a determination on the motion and during the first quarter of 2002, the parties settled. The parties agreed that C5 would insert a disclaimer on its websites that it was not associated with any of the SALU websites or company. There were no damages paid by to any party. The court retained jurisdiction to oversee the agreed settlement. The Company believes this settlement resolves satisfactorily for the Company finally all issues relative to the use of its domain name.

     The Company knows of no other legal proceedings to which it is a party or to which any of its property is the subject or any unsatisfied judgments against the Company and knows of no other material legal proceedings which are pending, threatened or contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the vote of the security holders during the fourth quarter 2001 or at any time during 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     (a) Market Information.

     The Common Stock of the Company is quoted on the OTC Bulletin Board under the sym-bol "SSPD". The high and low bid information for each quarter for the years ending December 31, 1996, 1997, 1998, 1999, 2000 and 2001 are as follows:

Quarter                        High Bid        Low Bi              Average Bid
--------------------------------------------------------------------------------
First Quarter 1996             1/4               3/16                 .218
Second Quarter 1996            3/4               1/8                  .445
Third Quarter 1996             1/4               1/8                  .177
Fourth Quarter 1996            1/4               1/8                  .176
First Quarter 1997             1/4               3/32                 .135
Second Quarter 1997            1/4               3/32                 .106
Third Quarter 1997             3/8               1/8                  .183
Fourth Quarter 1997            9/64              1/8                  .132
First Quarter 1998            29/32              9/64                 .215
Second Quarter 1998          3-1/8             1-1/16                2.299
Third Quarter 1998           2-9/64            1-9/64                1.646
Fourth Quarter 1998           31/32             17/32                 .750
First Quarter 1999            13/16              1/3                  .57
Second Quarter 1999          1-7/8               7/16                1.156
Third Quarter 1999           2-7/8             1-1/4                 2.0625
Fourth Quarter 1999         1-11/16             13/16                1.196
First Quarter 2000           1-7/8             1                     1.44
Second Quarter 2000            3/4               1/3                  .50
Third Quarter 2000             3/8              13/64                 .29
Fourth Quarter 2000           26/64              1/8                  .26
First Quarter 2001              .24               .08                 .16
Second Quarter 2001             .10               .01                 .055
Third Quarter 2001              .04               .01                 .025
Fourth Quarter 2001             .06               .01                 .035

     The quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions.

     (b) Holders.

     As of December 31, 2001, the Company had 1,111 shareholders of record of its 45,831,083 shares of issued and outstanding shares of voting stock of the registrant issued and outstanding as of December 31, 2001 (this includes 42,324,083 shares that appear on the Balance Sheet and the 3,507,000 shares which the Company was obligated to issue on December 31, 2001 to a principal shareholder). Of these 36,224,743 of which are restricted Rule 144 shares and 9,606,340 of which are free-trading. As of the date hereof, the Company has outstanding options to purchase 318,000 shares of Common Stock and warrants to purchase 4,515,682 shares of Common Stock, 475,000 at a price of $1 per share, 3,280,682 at a price of $1.09 per share and 760,000 at a price of $ .1846 per share. No options were granted in 2001 and warrants to purchase 760,000 shares were granted to TK as part of the settlement in February 2001. Of the Rule 144 shares, a total of 26,989,222 are held by affiliates of the Company of which 7,566,863 shares have been held by affiliates of the Company for more than one
(1) year.

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

     The Company was in the development stage until 1993 when it began commercial shipments of SutureMate(R), its first product. From inception in June, 1992 through December 31, 2001, the Company generated revenues of approximately $2,043,000 from a limited number of customers. Since inception through December 31, 2001, the Company has generated cumulative losses of approximately $6,882,000. Although the Company experienced a significant percentage growth in revenues from fiscal 1992 to fiscal 2001, the Company does not believe prior growth rates are indicative of future operating results.
During much of 2001 the Company was relatively inactive as it sought a merger partner and in the last quarter of 2001, the Company was relatively inactive while the merger with C5 was being completed. There can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. Moreover, the Company expects to continue to incur operating losses through at least June 30, 2003, and there can be no assurance that losses will not continue after such date.

     As discussed in the independent auditors' report for the fiscal year ended December 31, 2001, the operating losses incurred by the Company and its working capital and stockholder deficits raise doubt about its ability to continue as a going concern. Now that the merger with C5 has been completed, the Company expects to experience growth. During the last quarter of 2001, the Company's reduced operations were funded by bridge --loans and residual sales and the Company's net loss continued, although at a reduced level. The inactive period caused a significant strain on the Company's management, financial and other resources. The Company's ability to manage any possible future growth, should it occur, will depend on a large part, upon the success of the now completed merger with C5. There can be no assurance that significant problems will not occur as a result of the merged operations of the Company and C5 and any such problems could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

     The Company's plan of operations for the next twelve months is to focus on identification and merger with a significant revenue producing company while continuing to focus on building revenue from production of its web-enabled training applications and the other products and services offered by the Company and C5.

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

     In the short term, to fund operations through fiscal 2002, the Company will be relying upon its revenues and will be seeking additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current anticipated agreements. The Company maintained minimal staff while the merger was awaiting completion. As a result of the merger, the Company employed five (5) people at December 31, 2001 under the arrangement with Gevity on a full and part-time basis.

     As discussed in Note 2 to the Financial Statements for the period ended December 31, 2001, if the financing referred to above is not secured, the recoverability of the recorded asset amounts may be impaired.

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

Results of Operations - Full Fiscal Years

Revenues

     To date, a limited number of customers and distributors have accounted for substantially all of the Company's revenues with respect to product sales. For fiscal year ending December 31, 2000, the Company derived approximately 98% of its revenue from licensing and production fees for OASiS and Trainlet production. For fiscal year ending December 31, 2001, the Company derived approximately 80% of its revenue from licensing and production fees for OASiS and Trainlet production.

     The Company anticipates that the main focus of its selling efforts will be to focus on its active websites and on the SutureMate(R). The Company intends to continue to sell its products to a relatively small group of medical products distributors with the objective of having its products distributed on a larger national and international scale. Recent legislation regarding needlestick injuries is expected to increase demand for the SutureMate(R) product. The Company has entered into worldwide distribution agreement with DeRoyal for which the first order was delivered in May 2001. Most medical product distributors carry an extensive line of products (some of which they manufacture themselves) which they make available to end users (hospitals, surgeons, healthcare workers) and various of these products may compete with each other as to function, price or other factors. In addition, numerous medical product distributors are not themselves well capitalized and their financial condition may impact their ability to properly distribute the Company's products.

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

Net Sales

     Net sales of $576,631 for the year ended December 31, 2000 are comprised of OASiS licensing fees and Trainlet production fees. Net sales of $166,696 for the year ended December 31, 2001 are comprised of residual OASiS licensing fees and sales of SutureMate(R).

     The  Company  has  an  ongoing   program  to  increase   the  exposure  and
productivity of its websites and to reduce the costs of manufacturing its products. As part of this program, the Company has been attempting to achieve cost reductions principally through engineering and manufacturing improvements, product economies and utilization of third party subcontractors for the manufacture of the Company's products. Notwithstanding a delivery of defective units, to date, it has been successful in substantially reducing such costs by re-designing SutureMate(R). The success of these cost reduction programs will not be known until production volumes are scaled up. There can be no assurance that the Company's ongoing or future programs can be accomplished or that they will increase gross profits.

     To the extent the Company is unable to increase the exposure and productivity of its websites or to reduce its production costs or introduce new products with higher margins, the Company's results of operations could be materially adversely affected. The Company's results may also be affected by a variety of other factors, including mix of products and services sold; production, reliability or quality problems; price competition; and warranty expenses and discounts.

Operating Expenses

     Sales and Marketing: These expenses consist of advertising, meetings and conventions and entertainment related to product exhibitions and the related travel expenses. Since inception, the Company has spent approximately $818,000 on sales and marketing expenses. For the years ended December 31, 2000 and December 31, 2001, sales and marketing expenses approximated $282,000 and $3,500, respectively. In 2000, the Company was incurring significant advertising particularly with reference to OIX. Because the Company' business activities were limited in 2001, significant dollars were not expended for selling and marketing expenses during the year. The Company plans to invest significant resources to expand its sales and marketing effort, including the hiring of additional personnel and establishing the infrastructure necessary to support future operations. The Company expects that such expenses in 2002 will increase in absolute dollars as compared to 2001.

     General and Administrative. These expenses consist primarily of the general and administrative expenses for salaries, contract labor and other expenses for management, information technology ("IT"), finance and accounting, legal and other professional services including ongoing expenses as a publicly owned Company related to legal, accounting and other administrative services and expenses. Since inception, the Company has spent approximately $3,445,000 on general and administrative expenses. For the years ended December 31, 2000 and December 31, 2001, general and administrative expenses were $1,619,058 and $382,556, respectively. The decrease of $1,236,502 is due primarily to reduction of salary and discretionary expenditures while the Company focused on identifying a merger candidate and sought additional funding. The Company expects general and administrative expenses to increase in absolute dollars in 2002 as compared to 2001, as the Company continues to expand its operations.

Research and Development

     These expenses consist primarily of costs associated with personnel and equipment costs and field/clinical trials. The Company's research and development activities include the development of the OASiS system and more than six (6) operating room, OB/GYN, advanced surgical and protective related products including SutureMate(R).

     Since inception, the Company has spent approximately $252,000 on research and development. For the years ended December 31, 2000 and December 31, 2001, research and development expenses were $44,431 and $0, respectively. The Company made enhancements to the software for the OASiS system in both 1999 and 2000, and the majority of these related costs were capitalized and will be amortized over a period not to exceed five (5) years. During 2001, the Company did not capitalize any costs. The Company intends to continue to invest significant resources to continue the development of new products and expects that research and development expenses in 2002 will increase in absolute dollars as compared to 2001.

Interest and Other Income (Expense), Net

     Interest and other income (expense), net consists primarily of interest expenses of $ 61,592 in 2001 and $258,832 in 2000 accrued on the TK loans, notes due to officers, convertible notes payable and MHC notes payable. In May 1997, the Company established a line of credit in the amount of $100,000 with a financial institution at 1.5% above the prime rate, interest only payments are due monthly. The Company renewed the line of credit in fiscal 2000 to mature on August 12, 2000, with an option to extend the maturity until October 15, 2000 if the Company pledged a certificate of deposit in the amount of $25,000. The interest rate was prime plus 1.5% and the line was secured by the Company's equipment, receivables and inventory. The line was guaranteed personally by Dr. Swor. The line of credit was renewed on October 15, 2000 and the maturity date was December 31, 2000. The outstanding balance at such time was $100,000. The Company pledged an additional $25,000 certificate of deposit to secure the line. As of December 31, 2000, the outstanding balance was $100,000. In the first half of 2001, the Company paid down the line of credit with the two (2) pledged certificates of deposit and $5,000 in cash. As of July, 2001, the Company, through a loan from Dr. Swor, paid off the line of credit and all accrued interest through a settlement agreement with SouthTrust Bank. There currently is $51,187 due to Dr. Swor for this payment.

     At the time of the merger, by virtue of the acquisition of C5, the Company assumed certain liabilities. In this regard, the Company is obligated to pay various promissory notes including the following:

     1. Promissory Notes in the total face amount of $57,500 to seven (7) individuals who are unaffiliated to the Company or C5. The notes carried a premium of 10% of the principal amount, and entitled each of the note holders to an additional premium of one share of common stock of C5 for each $2 loaned to C5 prior to the merger. The notes are convertible into common shares of C5 at a rate of $.50 per share. C5 paid the premium and recorded the 30,000 shares of common stock due as additional premium at $.05 per share. None of the 30,000 shares of C5 stock have been issued to the respective lenders and the notes were originally due on August 27, 2001 and were in default at December 31, 2001.

     2. A Secured Promissory Note in the face amount of $500,000 issued May 22, 2001 by C5 and bearing interest at a fixed rate of 8.5% per annum payable to MHC as part of the acquisition by C5 of MHC's assets. The note was due originally on August 22,2001 with all accrued interest. It was extended to December 31, 2001. MHC has agreed to extend the note to December 31, 2002. The note is secured by the assets C5 acquired from MHC.

     3. A Secured Promissory Note in the face amount of $460,000 issued August 1, 2001 by C5, which bears interest in the vent of default at the rate of 8.5% per annum and is payable to MHC. The note was originally due on July 31, 2002. MHC has agreed to extend the note to December 31, 2002. The note is secured by the assets of C5 acquired by MHC.

     4. Unsecured Promissory Notes in the total face amount of $45,000 issued in June 2001 by C5 and payable to Mr. Gray and Mr. Novak bearing interest at the fixed rate of 9.5% on due on demand. Mr. Gray and Mr. Novak have agreed to extend these notes until December 31, 2002.

     At December 31, 2001, the Company was indebted to Dr. Swor for $41,563 for advances he made on behalf of the Company that bear interest at the fixed rate of 10% per annum that are due on demand.

     The Company did not report any foreign currency gains or losses for the years ended December 31, 2000 and 2001 since there were no contracts negotiated in foreign currencies for those periods. In the event of contracts for foreign distribution, the Company may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. The Company does not currently engage in foreign currency hedging transactions, although it may implement such transactions in the future.

Impairment of Goodwill and Other Assets

     During the year ended December 31, 2001, the Company determined and recorded related impairment expenses of $1,276,038 and $174,130 for goodwill recorded at the date of the C5 acquisition and for other assets, respectively. In addition, during the year ended December 31, 2000, the Company recorded impairment losses of $19,368 for goodwill and $651,336 for other assets.

Financial Condition, Liquidity and Capital Resources

     The financial condition, liquidity and capital resources of the Company should be assessed in context with the ability of the Company to continue as a going concern as discussed in the independent auditors' report.

     At December 31, 2001, the Company had assets totaling $118,030 and liabilities totaling $2,183,416. Since its inception in June of 1992, the Company has financed its operations and met its capital requirements through sales of its products, fees from OASiS, proceeds from the sale of or exchange for common stock aggregating approximately $2,407,000, through borrowing from current shareholders, through its arrangement with TK and through the $100,000 line of credit with the financial institution which was guaranteed by Dr. Swor.

     Operating activities used net cash of $961,843 and $203,414 in 2000 and 2001, respectively.

     At December 31, 2001, the Company had a deficiency of working capital of approximately $2,175,000 compared to a deficiency of working capital of approximately $599,000 at December 31, 2000. This represented a decrease in working capital of approximately $1,576,000, which decrease resulted substantially from the reclassification of the TK loans from long term liabilities to current liabilities in 2001 and an increase in indebtedness arsing from the acquisition of C5.

     At December 31, 2001, the Company's liabilities consisted of accounts payable in the amount of $163,894, accrued expenses of $455,323, deferred revenue of $50,000, loans to Mr. Novak and Mr. Gray totally $45,000, convertible debt of $57,500, notes payable having a discounted balance to MHC of $938,994, other convertible notes payable to TK of $$341,442 including accrued and unpaid interest from March 31, 2000 and stockholder advances of $131,263.

     In addition to such liabilities, the Company's principal off balance sheet commitments which may require the expenditure of cash are (1) the Company's obligation to pay Sarasota Memorial Hospital for $25,000 of ten (10) studies ($250,000 over the term of the clinical testing agreement with them, which agreement expires in January 2003 if the Company determines not to have SMH perform clinical testing); (2) its lease obligations requiring monthly payments of approximately $4,500 per month through March 31, 2006; and (3) its employment agreement with Dr. Swor requiring compensation of approximately $100,000 through June 1, 2006. In addition, the Company may be liable for an additional $80,000 to IBM as a result of certain litigation settled in 2002 if the settlement payment of $20,000 is not made by June 1, 2002.

     The sources of funds to meet these commitments has been partially made through equity investments, company revenue and debt instruments. The sources of funds to meet these commitments during the next year is anticipated to come from additional equity investment, company revenue development and other debt instruments.

     The Company's future capital requirements will depend upon many factors, including the continued development of its Information System, its current products and new products and services, the extent and timing of acceptance of the Company's products and services in the market, requirements to maintain adequate manufacturing arrangements, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products and services. The Company will require additional financing to fund its operations. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. In the event additional debt is raised, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both and it will incur future interest expense. The TK Loan Commitment, if fully converted and all warrants are exercised will dilute the interest of existing shareholders and in the event additional equity is raised, management may be required to dilute the interest of existing shareholders further or forgo a substantial interest in revenues, if any. If adequate funds are not available as and when needed, the Company may be required to delay, scale back or eliminate one or more of its planned expansion, or research and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its products or potential products or other assets that the Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 7.  Consolidated Financial Statements



          [Consolidated Financial Statements appear on following pages]

                                          SURGICAL SAFETY PRODUCTS, INC.
                                         CONSOLIDATED FINANCIAL STATEMENTS
                                                 DECEMBER 31, 2001


                                                     CONTENTS



INDEPENDENT AUDITORS' REPORT                                           F-1

FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                           F-2
  Consolidated Statements of Operations                                F-3
  Consolidated Statement of Stockholders' Deficit                      F-4
  Consolidated Statements of Cash Flows                                F-5
  Notes to Consolidated Financial Statements                           F-6

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Surgical Safety Products, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheet of Surgical Safety Products, Inc. and subsidiary (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant losses from operations, has working capital and stockholders' deficits and will require a significant amount of capital and/or debt financing to proceed with its business plan. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ Kingery, Crouse & Hohl, P.A.


Kingery Crouse & Hohl, P.A.
Tampa, Florida
May 17, 2002

                                         Surgical Safety Products, Inc.
                                           Consolidated Balance Sheet
                                               December 31, 2001
Assets

Current assets:
   Cash                                                             $                  249
   Other current assets                                                              8,212
                                                                    ----------------------
      Total current assets                                                           8,461

Property and equipment, net                                                         95,429

Deposits                                                                            14,140
                                                                    ----------------------

Total                                                               $              118,030
                                                                    ======================

Liabilities and stockholders' deficit

Current liabilities:

   Accounts payable and accrued and  other liabilities              $              669,217
   Stockholder advances                                                            131,263
   Convertible notes payable                                                        57,500
   Notes payable - related party                                                   983,994
   Other convertible notes payable                                                 341,442
      Total current liabilities                                                  2,183,416
                                                                    ----------------------

Stockholders'deficit:
   Common stock, $.001 par value,
     100,000,000 shares authorized,
     42,324,083  shares issued and outstanding                                      42,325
   Common stock subscribed                                                           5,007
   Additional paid-in capital                                                    4,768,344
   Deficit                                                                      (6,881,062)
                                                                                (2,065,386)
                                                                    ----------------------

Total                                                               $              118,030
                                                                    ======================

       See the accompanying notes to the consolidated financial statements

                         Surgical Safety Products, Inc.
                      Consolidated Statements of Operations
                            Years Ended December 31,

                                                                       2001                      2000
                                                               ----------------------   -----------------------

Revenue                                                        $              166,696   $               576,631
                                                               ----------------------   -----------------------

Operating expenses:
   Production and license fees                                                 18,093                    84,465
   Research and development                                                         -                    44,431
   Impairment of goodwill                                                   1,276,038                    19,658
   Loss on disposal and impairment of other assets                            174,130                   651,336
   Selling, general and administrative expenses                               386,056                 1,901,058
                                                                            1,854,317                 2,700,948
                                                               ----------------------   -----------------------

(Loss) from operations                                                     (1,687,621)               (2,124,317)
                                                               ----------------------   -----------------------

Other income (expense):
   Other income                                                                 7,291                     9,700
   Interest income                                                                  -                    14,596
   Interest expense                                                           (61,592)                 (258,832)
                                                                              (54,301)                 (234,536)
                                                               ----------------------   -----------------------

Net loss                                                       $           (1,741,922)  $            (2,358,853)
                                                               ======================   =======================

Per share information - basic and fully diluted:

  Weighted average shares outstanding                                      24,738,082                12,547,090
                                                               ======================   =======================
  Net loss per share                                           $                (0.07)  $                 (0.19)
                                                               ======================   =======================



       See the accompanying notes to the consolidated financial statements

                         Surgical Safety Products, Inc.
                 Consolidated Statement of Stockholders' Deficit
                     Years Ended December 31, 2001 and 2000

                                                                  Common      Additional       Common
                                         Common Stock              Stock        Paid-in         Stock
                                   Shares         Amount        Subscribed      Capital       Escrowed     Deficit      Total
                                  ------------  -------------  ------------  -------------  ----------  ----------- -----------
Beginning balance                   14,515,373   $     14,516  $          -  $   2,804,020  $   (2,700) $(2,780,287)$    35,549
 Conversion of notes payable to
common stock                                 -              -             -        533,325       1,335            -     534,660
Issuance of common stock for
services                               350,000            350             -        105,525           -            -     105,875
Issuance of detachable stock
warrants                                     -              -             -        231,385           -            -     231,385
 Conversion feature of other
convertible notes payable                    -              -             -        167,143           -            -     167,143
Net loss for the year                        -              -             -              -           -   (2,358,853) (2,358,853)
                                  ------------  -------------  ------------  -------------  ----------  ----------- -----------
Balance December 31, 2000           14,865,373         14,866             -      3,841,398      (1,365)  (5,139,140) (1,284,241)


 Conversion of other convertible
notes payable to common stock                -              -             -        499,988       1,365            -     501,353
Common stock subscriptions                   -              -         3,507        101,709           -            -     105,216
Issuance of common stock for         5,157,500          5,158             -         73,737           -            -      78,895
services

 Issuance of common stock in
conjunction with acquisition        20,022,889         20,023         1,500        198,729           -            -     220,252

                                                                          -
 Forgiveness of accrued salary by
shareholder                                  -              -             -         30,000           -            -      30,000
Issuance of common stock for
interest                             2,278,321          2,278             -         22,783           -            -      25,061
Net loss for the year                        -              -             -              -           -   (1,741,922) (1,741,922)
Balance December 31, 2001           42,324,083  $      42,325  $      5,007  $   4,768,344  $        -  $(6,881,062)$(2,065,386)
                                  ============  =============  ============  =============  ==========  =========== ===========

       See the accompanying notes to the consolidated financial statements

                         Surgical Safety Products, Inc.
                            Statements of Cash Flows
                            Years Ended December 31,
                                                                              2001                 2000
                                                                       -------------------  -------------------
Cash flows from operating activities:
Net loss                                                               $        (1,741,922) $        (2,358,853)
Adjustments to reconcile net loss to net cash(used in) operating activities:
  Depreciation and amortization                                                      9,600              244,334
  Common stock issued for services                                                  78,895              105,875
  Amortization of discount on related party note                                     9,003                    -
  Accrued interest added to other convertible note payable                          30,000               77,455
  Interest expense - issuance of convertible debt                                        -              167,143
  Other non-cash interest expense                                                   25,061                    -
  Loss from disposal and impairment of assets                                    1,450,168              670,994
  Realized gain on forgiveness of debt                                                   -               (8,000)
Changes in assets and liabilities:
  Receivables                                                                        8,022                9,064
  Prepaid expenses amd other assets                                                 36,842              (61,234)
  Accounts payable and accrued and other liabilities                                18,792               19,754
  Deferred revenue                                                                (127,875)             171,625
Net cash (used in) operating activities                                           (203,414)            (961,843)
                                                                       -------------------  -------------------

Cash flows from investing activities:
  Proceeds from the sale of equipment                                                    -                2,000
  Purchase/redemption of certificate of deposit                                     50,000              (50,000)
  Acquisition of property and equipment                                                  -              (25,272)
Net cash provided by (used in) investing activities                                 50,000              (73,272)
                                                                       -------------------  -------------------

Cash flows from financing activities:
  Repayment of related party loans                                                       -               (9,437)
  Decrease in line of credit with bank                                            (100,000)                   -
  Proceeds from stock subscriptions                                                105,216                    -
  Advances from stockholders                                                        96,200                    -
  Financing and loan costs                                                               -              (70,000)
  Proceeds from other notes payable                                                      -              650,000
Net cash provided by financing activities                                          101,416              570,563
                                                                       -------------------  -------------------

Net decrease in cash                                                               (51,998)            (464,552)
Beginning - cash balance                                                            52,247              516,799
Ending - cash balance                                                  $               249  $            52,247
                                                                       ===================  ===================

Supplemental cash flow information:
  Cash paid for income taxes                                           $                 -  $                 -
  Cash paid for interest                                               $                 -  $            10,756
                                                                       ===================  ===================
Non cash investing and financing activities:
Conversion of other convertible notes payable to common stock          $           501,353  $           534,660
Issuance of common stock - acquisition of C5 - see Note 3              $           220,252  $                 -
                                                                       ===================  ===================
Equipment transferred to assets held for sale                          $                 -  $            27,600
Issuance of warrants for deferred financing costs                      $                 -  $           231,385
                                                                       ===================  ===================
Forgiveness of accrued salary by officer                               $            30,000  $                 -
                                                                       ===================  ===================

       See the accompanying notes to the consolidated financial statements
                                       F-5

                         SURGICAL SAFETY PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 1 - Summary of Significant Accounting Policies

Business Activities

Surgical Safety Products, Inc. (Surgical) was incorporated in the State of Florida on May 15, 1992 and merged into a New York Corporation in 1994. Surgical and its wholly owned subsidiary, C5 Health, Inc. (C5), (collectively, the Company) is engaged in product development, sales and distribution and services for the healthcare industry. The Company had limited business activity during 2001.

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
C5.  All   inter-company   accounts  and  balances   have  been   eliminated  in
consolidation.

Reclassifications

To facilitate comparison of financial data, certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 reporting presentation. Such reclassifications had no effect on net income previously reported.

Revenue Recognition

The Company recognizes revenue related to services upon completion of the services.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Web Site Development Costs

The Company's web site will comprise multiple features and offerings. It is anticipated that the offerings will require future development and refinement. In connection with the development of its site, the Company may incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized. Purchased software costs will be capitalized in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of", requires that long-lived assets, including certain identifiable intangibles, and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. Management has evaluated the Company's long-lived assets and has determined that there were events during fiscal 2001 and 2000 that indicated that certain of it's intangible and fixed assets were impaired. As a result, the Company recorded certain losses from impairment during 2001 and 2000. See Notes 3, 7, 8 and 15.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the assets' estimated useful lives of 3 to 5 years.

Advertising Costs

The Company expenses all costs of advertising as incurred. Advertising costs included in selling, general and administrative expenses approximated $-0- and $41,000 in 2001 and 2000, respectively.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued and other liabilities and other notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term and/or are anticipated to be satisfied through the issuance of our common stock. It was not practicable to estimate the fair market value of the related party notes payable, convertible notes payable and stockholder advances due to uncertainty surrounding the dates they will be satisfied.

Net Loss Per Common Share

The Company calculates net loss per share as required by SFAS 128, "Earnings per Share." Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they would be anti-dilutive common stock equivalents (primarily consisting of warrants and stock options) are not considered in the computations.

Additionally, 1,364,881 shares issued and outstanding that were held in escrow at December 31, 2000 (see Note 10) were excluded from the 2000 net loss per share calculations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows SFAS 131, Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows SFAS 109, "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Recent Pronouncements

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Intangible Assets". SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Because goodwill and all other intangibles were determined to be impaired as of December 31, 2001, the Company does not believe the adoption of SFAS 142 will have a material impact on its financial statements.

In July 2001 the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In August 2001 the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

Note 2 - Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has  experienced  significant  losses  from  operations  aggregating
$1,741,922 and $2,358,853 in 2001 and 2000, and has working capital and stockholders' deficits of $2,174,955 and $2,065,386 at December 31, 2001.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan and the successful integration of an operating business. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. Management's plans include selling shares of common stock through private placements. However, there is no assurance that the Company will be successful in their efforts to raise capital. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 - Acquisition

On October 26, 2001, Surgical acquired all of the stock of C5 in exchange for 20,022,889 shares of its common stock. C5 is a transaction-based healthcare e-business and information services company located in Sarasota, Florida, which had no significant revenue generating operations since its inception in April 2001.

The Company accounted for this transaction using the purchase method of accounting. The results of operations have been included in the accompanying financial statements since the effective date of the acquisition. The fair market value of the common shares issued to effect the acquisition aggregated $220,252.

The purchase price was allocated as follows:

     Current assets              $     12,500
     Property and equipment            98,929
     Other assets                      14,140
     Current liabilities           (1,181,355)
     Goodwill                       1,276,038
                                 ------------

                                 $    220,252

The assets acquired and liabilities assumed were recorded at the historical cost bases of C5 as such bases approximated the fair values of C5's assets and liabilities at the date of acquisition. The excess of the purchase price paid over the fair value of the net assets acquired of $1,276,038 was recorded as goodwill. The Company has determined that the goodwill is impaired at December 31, 2001 and recorded a charge to operations for the impairment.

The following summarized pro forma information assumes the acquisition had occurred on April 20, 2001, the date of inception of C5.

     Net sales                   $   170,304

     Net loss                    $(2,969,665)

     Net loss per share -
      basic and fully diluted    $      (.12)

Note 4 - Property and Equipment

Property and equipment consisted of the following at December 31, 2001:

Furniture and fixtures             $   87,079
Software                               24,877
                                   ----------
                                      111,956
Less accumulated depreciation
   and amortization                    16,527
                                   ----------

                                   $   95,429

Depreciation and amortization expense of property and equipment approximated $5,500 and $56,600 for 2001 and 2000, respectively.

Note 5 - Convertible Notes Payable

The Company has outstanding convertible promissory notes aggregating $57,500 at December 31, 2001. The notes carried a premium of 10% of the principal amount, and entitled each of the note holders to an additional premium of one share of common stock for each $2 loaned to the Company. The notes are convertible into common shares of C5 at a rate of $.50 per share. C5 paid the premium and recorded the 30,000 shares of common stock due as additional premium at $.05 per share (the amount is included in common stock subscribed in the accompanying consolidated balance sheet). None of the 30,000 shares have been issued to the respective lenders and the notes are in default at December 31, 2001.

Note 6 - Notes Payable - Related Party

Promissory note payable bearing interest at a fixed interest rate of 8.5% per annum,  and due along with all  accrued  interest  on
December 31, 2002.  The note is secured by  substantially  all of the assets  included  in the  accompanying  consolidated  balance
sheet.                                                                          $500,000

Non-interest  bearing  promissory  note  having  a face  value Of
$460,000 and an effective  interest rate of 8.5%. The note is due on December 31, 2002 and is secured by  substantially  all of the
assets included in the accompanying consolidated balance sheet.                  438,994


Unsecured promissory notes due to officers, bearing interest at a fixed  interest  rate of 9.5% per annum and due on  December  31,
2002.                                                                             45,000
                                                                                ---------
Total                                                                           $983,994
                                                                                =========

Note 7 - Other Convertible Notes Payable

In December 1999, the Company entered into an agreement with an investment-banking firm (lender) to secure a convertible secured line of credit in the amount of $5,000,000. Interest on the outstanding balance is at 8.0% and is payable upon any prepayment of principal and/or at the maturity date of November 30, 2002. The line is secured by any inventories, receivables, equipment, securities and general intangibles owned by Surgical.

Prior to cancellation of the line of credit as discussed below, advances, in the form of promissory notes, on the line could be made up to a maximum of $500,000 in any 90-day period, provided certain conditions were met.

In December 1999, the Company borrowed $650,000 under this arrangement, at which time the fair market of the Company's stock was $1.13. Because the lender received the option to convert all or a portion of the outstanding principal and interest balance into common stock at a price per share equal to the lower of $0.82 or 75% of the closing bid price on the date of conversion (except that in no event could the conversion price be lower than $0.375 per share), the lender received a beneficial conversion feature. The Company estimated the fair value of the conversion feature at $241,249 and recorded this amount as interest expense and additional paid in capital for the fiscal year ended December 31, 1999.

The Company received an additional advance of $650,000 on March 31, 2000, at which time the fair market value of the stock approximated $1.38 per common share. The Company estimated the fair value of the conversion feature at $167,143 and recorded this amount as interest expense and additional paid in capital during the fiscal year ended December 31, 2000.

Through December 31, 2001, the Company had received total advances on the line-of credit aggregating $1,300,000.

During 2000, the lender converted $510,000 of principal and $24,660 of accrued interest to 1,334,535 of shares of common stock at and average conversion price of $0.40 per share. During 2001 the lender converted $473,665 of principal and $27,688 of accrued interest into 1,365,465 shares of common stock at an average conversion price of $.38 per share.

In addition, during 2001 the Company issued an additional 2,278,321 shares of common stock to this lender as additional consideration. The fair market value of these shares ($25,061) has been charged to interest expense during 2001.

The Company also issued warrants to the lender to purchase up to a maximum of 4,571,428 shares of its common stock at an exercise price of $1.09 per share. The warrants are exercisable from the date of commitment through the term of the loan and vest as follows: on date of commitment for 20% of the shares; and an additional 1% for each $25,000 of principal loans subsequently advanced during the term of the loan. At December 31, 2001, 3,280,682 warrants are exercisable under this agreement.

In conjunction with the issuance of these warrants, the Company determined that the fair value of the detachable warrants was $355,573, and as a result thereof, recorded deferred financing costs and additional paid in capital for such amounts.

In addition to the warrants discussed above, the Company has also granted the lender 760,000 warrants to purchase common stock at a price of $.18 per share. At December 31, 2001, all of these warrants are exercisable.

On February 7, 2001, the Company executed a loan cancellation and settlement agreement effectively terminating the line of credit agreement. Until fully converted, the remaining balance of the notes and accrued interest ($341,442 at December 31, 2001) will accrue interest at 8%. In accordance with the agreement, the lender has committed to convert the remaining principal and accrued interest as soon as possible. As a result of the loan cancellation, the Company determined that there was no longer any benefit associated with the deferred loan costs and wrote-off the net book value of the asset in the amount of $351,418 as of December 31, 2000.

Note 8 - Software Development Costs

During 2000 the Company incurred and capitalized expenditures relating to the enhancement of certain software in the amount of $147,768. Amortization expense of software development costs amounted to $31,098 during 2000. During 2001 the Company determined that the value of the software was impaired and charged the unamortized cost of $23,850 to operations.

Note 9 - Stock Option Plans

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2000: risk-free interest rate of 6.03%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .34; and a weighted-average expected life of the option of 2.7 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is charged to expense over the options' vesting period. For the fiscal years ended December 31, 2001 and 2000 the Company would have recorded compensation expense of approximately $11,900 and $41,700, respectively. The Company's pro forma information for the years ended December 31, 2001 and 2000 is as follows:

                                      2001              2000
                                      ----              ----

Pro forma net loss                $(1,753,790)     $(2,400,583)

Pro forma loss per share                $(.07)          $(0.19)

A summary of the Company's stock option activity and related information for the years ended December 31, are as follows:

                                     2001                                 2000
                                     ----                                 ----
                                        Weighted                        Weighted
                                        Average                         Average
                                        Exercise                        Exercise
                             Options    Price              Options       Price

Outstanding beg of year    6,092,134    $   0.43         6,007,260    $     0.64

Canceled                  (5,774,134)        .41          (571,126)          .90

Granted                          -             -           656,000           .20

Exercised                        -             -                 -             -
                           ---------    ----------      ----------     ---------

Outstanding end of year      318,000    $   0.25         6,092,134     $    0.43
                           =========    ==========      ==========     =========

                                     2001                                 2000
                                     ----                                 ----
                                        Weighted                        Weighted
                                        Average                         Average
                                        Exercise                        Exercise
                             Options    Price              Options       Price

Exercisable at the end
 of the year                 318,000   $     0.25        5,536,134     $    0.46
                             =======   ==========        =========     =========

Weighted-average fair
value of options granted
during the year                        $     0.00                      $    0.20
                                       ==========                      =========

The weighted-average exercise price and weighted-average fair value of options granted during 2000 was $.20 and $.20, respectively. The following table summarizes information about the options outstanding at December 31, 2001:

                                          Weighted
                                           Average
                                          Remaining       Weighted
                         Number          Contractual      Average
Exercise Price         Outstanding          Life        Exercise Price

$  0.13                    273,000        9 years       $        0.13
$  1.00                     45,000        6 years       $        1.00
                            ------        -                      ----
                           318,000        9 years       $        0.14
                           =======                               ====

Note 10 - Common Stock

The Company issued 5,157,500 shares of its common stock having a fair market value of $78,895 to certain employees (including 4,657,500 shares issued to the Company's chief executive officer - see Note 12) as consideration for services rendered.

As discussed in Note 3, the Company issued 20,022,889 shares of common stock with a fair market value of $220,252 in conjunction with the acquisition of C5.

As discussed in Note 7, the Company issued 2,278,321 shares of its common stock with a fair market value of $25,061 as "bonus shares" to the lender. The value of these shares has been reflected as additional interest expense.

During fiscal 2000, the Company issued 350,000 shares of its common stock in exchange for public relations services. The value of the shares issued ranged from $0.27 to $0.35 per share based on the fair market value of the shares at the time the agreements were executed.

Pursuant to the convertible, secured line of credit discussed at Note 7, the Company was required to issue 2,700,000 shares of its common stock to be held in escrow by the lender. The purpose of the escrow account was to ensure availability of shares of common stock that the lender could obtain by exercising the conversion feature and warrants issued pursuant to the agreement. During fiscal 2000, the lender converted a portion of the principal and interest outstanding to 1,334,536 shares of common stock. Those shares were issued out of amounts held in escrow. The remaining escrowed shares were issued in 2001.

During the period October 26, 2001 to December 31, 2001, a stockholder contributed $105,216 in exchange for the rights to receive approximately 3,507,000 shares of the Company's common stock. Because the shares have not yet been issued, the contributed capital has been reflected as an increase in additional paid-in capital and common stock subscribed in the accompanying consolidated balance sheet.

In April 1999, the Company commenced a self-directed private placement offering to sell shares of its restricted common stock and warrants. Pursuant to this offering, 950,000 shares of common stock, and warrants to purchase 475,000 shares of the Company's restricted common stock, were issued at an exercise price of $1.00 per share. The warrants were exercisable within five years of the date granted. The shares and warrants were sold together at $.50 per unit. The Company estimated the fair value of the warrants to be $0.17 each and allocated a portion of the proceeds from the issuance to such as additional paid-in capital. The amount allocated was $17,142.

Note 11 - Income Taxes

At December 31, 2001, the Company has net operating loss carry forwards of approximately $4,700,000 that expire during the years 2008 through 2021. The 2001 and 2000 tax benefits relating to the losses incurred in each year amounted to approximately $20,000 and $355,000, respectively, based on a blended 20% corporate tax rate. Based on the Company's financial history, there is no basis to conclude that the tax benefits of the Company's net operating loss carry forwards will be realized. Therefore, the tax benefit that has been recorded in the accompanying consolidated financial statements for the years ended December 31, 2001 and 2000 has been offset by an allowance equal to the benefit.

Note 12 - Commitments

Leases

The Company leased office space through October 12, 2000 from an entity owned by a major stockholder. Rent expense paid to the stockholder was $31,500 for the year ended December 31, 2000. In 2001, and for a portion of 2002, the Company subleased space for its administrative headquarters on a month-to-month basis. In May 2002, the Company entered a lease expiring on March 31, 2006.

The Company also leases office equipment for day-to-day operations under leases having initial terms of 36 to 60 months. Future scheduled minimum lease payments under all operating leases are as follows for the fiscal years ending:

       2002             $55,843
       2003             $70,843
       2004             $64,439
       2005             $58,392
       2006             $14,598

           Total       $264,115
                       ========

In connection with the acquisition of C5 (see Note 3), the Company leases its administrative facility in Manassas, Virginia from a related entity under a month-to-month arrangement (the arrangement was terminated effective April 30, 2002). Total rent expense during the period subsequent to the acquisition of C5 under this arrangement approximated $5,250.

Rent expense under all operating leases approximated $29,000 and $46,000 during the years ended December 31, 2001 and 2000, respectively.

Employment Agreement

Effective June 1, 2001, the Board of Directors passed a resolution regarding the employment arrangement with its chief executive officer. The Board resolved that such arrangement be for a period of five (5) years at an annual salary of $100,000 per year. Said salary may be accumulated if necessary and may be converted into shares of the Company's common stock at this officer's election. For the first year, said salary may be converted at 75% of the fair market value on June 1, 2001. The salary for each subsequent year is convertible at 75% of the fair market value on June 1 of such year. In addition, during each year, this officer will receive a performance bonus equal to 10% of the Company's earnings before taxes, which bonus is payable quarterly. This performance bonus may be accumulated as well and is convertible on the same basis as the salary. This officer also was granted a right of first refusal to match the terms and conditions of any legitimate offer to purchase the assets of the Company made by an independent third-party, and to convert all accrued but unpaid salary due him through May 31, 2001 at the closing bid price on June 1, 2001. As a result, the officer converted accrued salaries existing at that time into 4,657,500 shares of restricted common stock on June 1, 2001.

Other

On January 30, 1998, the Company entered into an agreement with a health care provider in which the provider will perform clinical testing of ten surgical or medical products submitted by the Company. The agreement is for a term not to exceed five years and requires the Company to pay the health care provider a fixed amount of $25,000 for each of the ten studies. The agreement further provides that the Company is obligated to pay the provider $250,000 over the term of the agreement in the event the Company determines not to have the provider perform the clinical testing. The Company did not submit any products for clinical testing during the fiscal years ended December 31, 2001 and 2000. No amounts have been accrued under this arrangement as of December 31, 2001.

Note 13- Other Related Party Transactions

The Company periodically receives working capital advances from stockholders. At December 31, 2001, $89,700 of the stockholders advances in the consolidated balance sheet are non-interest bearing and $41,563 bear interest at a fixed rate of 10% per annum. All of the advances are unsecured and due on demand.

In connection with the related party notes, the Company incurred interest expense of approximately $24,300 and $3,750, respectively, during the years ended December 31, 2001 and 2000, respectively. Approximately $9,000 of this interest was non-cash; the remaining amounts are included in accounts payable and accrued and other liabilities at December 31, 2001.

In addition to such interest, at December 31, 2001 accounts payable and accrued and other liabilities included other amounts owed to officers, directors and other affiliates of approximately $117,000 at December 31, 2001.

During 2001, an officer of the Company contributed $30,000 in unpaid salary to the capital of the Company.

Note 14 - Concentrations

The Company derived approximately 80% and 98% of its revenues from technical services and Oasis licensing and production fees provided to one customer during 2001 and 2000, respectively.


Note 15 - Other Impairments

During the third quarter of fiscal 2000, the Company changed its business model for delivering its information product from a KIOSK unit to the Internet. As a result, the Company no longer required the use of the KIOSK units. The Company determined that it would dispose of these units, and prepared an analysis to determine the fair market value of those assets. The Company gathered bids from various potential customers. Based on an average of these bids, the Company adjusted the value of the KIOSKS to reflect the fair market value. The write down to fair market value amounted to $71,149 for the year ended December 31, 2000. The balance of the carrying value of $27,600 was charged to operations in 2001.

In addition, at that time, Company examined the book value of its goodwill and capitalized software development costs. The Company determined that the present value of the discounted cash flows expected to be generated were less that the book value of the respective asset values. Accordingly, the Company recorded an impairment loss of $248,857 as of December 31, 2000.

In addition to the above, certain other intangibles and property and equipment having a net book value of $122,680 were deemed to be impaired at December 31, 2001.

Note 16 - Subsequent Events

In March 2002, the Company settled certain litigation filed by a former supplier of support services for the Company's Oasis systems. The plaintiff was alleging among other things, breach of contract and unjust enrichment. Pursuant to terms of the settlement, the Company has agreed to pay the plaintiff $20,000 on or before May 31, 2002. In the event such payment is not made, the Company will be liable to the plaintiff for $100,000 plus interest from June 1, 2002. The $20,000 settlement has been included in selling, general and administrative expenses and accounts payable and accrued and other liabilities in the accompanying consolidated financial statements.

During the period January 1, to May 20, 2002, a stockholder contributed $61,500 in exchange for the rights to receive approximately 2,050,000 shares of the Company's common stock.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name (1)                   Age          Position(s) with Company
---------------------     ----       ----------------------------------------

William Danielczyk         40        Chairman of the Board

Dr. G. Michael Swor        43        Director and Chief Executive Officer

R.  Paul Gray              38        Director, Acting Chief Financial Officer,
                                     Secretary and Treasurer

Timothy Novak              39        Director, President and Chief Operating
                                     Officer

James D. Stuart            44        Director

David Swor (2)             68        Director

Robert Lyles (2)           58        Director

(1) None of the persons listed herein had any role in the founding or organizing the Company except G. Michael Swor who may be deemed to be "promoter" and "parent" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Act.

(2) Both Mr. David Swor and Mr. Lyles resigned from the Board in February 2002 due to other personal commitments.

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

Business Experience

     William Danielczyk, age 40, was appointed as Chairman of the Board at the time of the merger with C5 in October 2001. He has over 12 years experience as a Chief Executive Officer in technology and healthcare companies. With such experience, his duties for the Company include strategy, corporate development and capital market relationships.

     From June 2001 to the present, Mr. Danielczyk has been Chairman of the Board of C5 of which he owned 19.56% individually and beneficially at the time of the merger. From May 2001 to the present, Mr. Danieczyk has been a Director and Chief Executive Officer of Reli, of which he owns 35%. Reli is a provider of communications products and services. During the same period he acted as the Managing Partner of Bentley of which he owns 50%. Bentley is a regional merchant bank that provides corporate structure, management and investment strategy. Mr. Danielczyk incorporated Millennium in March 1999 and served as a Director and Chief Executive Officer until 2001. He owns 20% of Millennium. From 1992 until 1999, Mr. Danielczyk also held the position of President and Chief Executive Officer for Ambulatory Healthcare Corporation of America, a comprehensive network of integrated and innovative outpatient healthcare services. Prior to that time, Mr. Danielczyk served as managing and marketing consultant to a number of young businesses. Mr. Danielczyk was appointed as a member of the Board of Trustees for the National Health Museum, a not-for-profit corporation in 2000 and has held various leadership positions on volunteer boards and committees

     G. Michael Swor, M.D., M.B.A, age 43, Director and Chief Executive Officer. Dr Swor has been a Director since 1992 and Chief Executive Officer since February 2000. Dr. Swor served as Chairman of the Board and Medical/Technical Advisor of the Company from its inception in 1992 until the C5 merger. Also, he served as Treasurer to the Company from June, 1998 until February 2000 and as President from November, 2000 until October 2001.

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

     R. Paul Gray, age 38, was appointed a Director, Acting Chief Financial Officer, Secretary and Treasurer at the time of the merger with C5 in October 2001. Mr. Gray has more than 16 years of experience in Big 5 accounting and consulting with large firms serving integrated health systems, physician practices, managed care organizations and pre-IPO start-up companies. Mr. Gray's duties for the Company include assisting in the accounting functions and compliance related activities.

     From June 2001 to the present, Mr. Gray has been a Director and Chief Financial Officer for C5 of which he owned 18.09% individually and beneficially at the time of the merger. From August 2001 to the present, Mr. Gray has been a Director and Chief Financial Officer of Reli, of which he owns 20%. From May 2001 to the present, he has been a member of Bentley of which he owns 50%. Mr. Gray served as a Director, Executive Vice Present and Chief Financial Officer of Millennium from August 1999 until 2001. He owns 15% of Millennium. From 1998 to 1999, Mr. Gray was part of KPMG's Health Care Outsourcing/Consulting practice for the Mid-Atlantic region. From 1996 t o 1998 he worked with the accounting firm of Beers & Cutler and 1985 until 1996 with Ernst and Young, where he was part of the healthcare practice and specialized in mergers and acquisitions. Mr. Gray is a member of the Ashburn Presbyterian Church and serves on its Finance Committee. In addition he is a member of the Board of Directors of the Washington Symphony Orchestra. Mr. Gray received his Bachelor of Science degree in accounting in 1985 from West Virginia University.

     Timothy Novak, age 39, was appointed President and Chief Operating Officer at the time of the merger with C5 in October 2001and appointed to fill a vacancy on the Board of Directors of the Company in April 2002. Mr. Novak has 17 years of experience in business and his duties for the Company include operations, public relations and business development. In March 2002 he was appointed as Executive Vice Present of Reli for development of the Florida region.

     From the time of its formation in April 2001, Mr. Novak was a Director, President and Chief Operating Officer of C5 of which he owned 27.18% at the time of the merger. From January 2000 to February 2001, he worked in the capacity of Administrator developing a private physicians medical practice in Sarasota, Florida. From September 1998 to December 2000, Mr. Novak served as Regional Vice President for Women's Health Partners, Inc, a 100 member OB/GYN specific management services organization at which he orchestrated all aspects of physician practice operations, new ancillary service development and financial reporting. Prior to that period, Mr. Novak was engaged in independent consulting in the areas of healthcare partnering and strategic planning for a major Hospice project, serving as Director of Professional Relations with The Physicians,
Inc., a 1,000 member independent physician association; owing and operating a financial programming company as a registered representative and as a independent agent developing, selling and servicing comprehensive financial plans. Mr. Novak is a Certified Medical Practice Executive through the American College of Medical Practice Executives and is a member of the Medical Group Management Association. He received his Bachelor of Science degree in 1985 from Bowling Green State University and his Masters in Science in General Administration in 1998 from Central Michigan University.

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

     David Swor, age 68, served as a Director from 1992 until February 2002.

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

     Robert Lyles, age 58, was appointed a Director at the time of the merger with C5 in October 2001 and served in that capacity until February 2002.

     Dr. Lyles holds both an MD and a PhD and has approximately 20 years experience in neurophysiological monitoring. Since 2000, he has served as the Chief Anesthesiologist at Doctors Community Hospital in Maryland. Prior to that, he held the same position at Jefferson Hospital in Alexandria, Virginia where he practiced from the time of his qualification. Dr. Lyles served as a Director of C5 from June 2001 and owed 8.79% at the time of the merger beneficially through Paragon Asset Limited Partnership. Dr. Lyles owns 50% of Core Care, that held the original lease on the Company's executive offices. Dr. Lyles has professional affiliations with the American Society of Neurophysiological Monitoring and American Society of Electrodiagnostic Technologies, Inc. Dr. Lyles received his graduate and PhD in Mathematics and Physics from the University of Virgina. He hold several patents in medical equipment, is published in over 300 publications in matters relating to anesthesiology and participates in the Legislative Committee of Maryland/Washington DC Society of Anesthesiology.

Advisory Boards

     Formerly, the Company had a scientific and a medical advisory board, each of which provided advisory input on products, research and educational projects for the Company. At the current time all members are inactive, but they can be called on to address issues which arise in ongoing research and development projects.

     (b) Section 16(a) Beneficial Ownership Reporting Compliance

     No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.  Executive Compensation

                                                                                        Long Term Compensation

                              Annual Compensation                               Awards              Payouts
------------------------------------------------------------------   --------------------------     ---------------------
(a)            (b)         (c)            (d)          (e)           (f)             (g)            (h)          (i)
                                                       Other         Restricted      Securities
Name and                                               Annual        Stock           Underlying                  All
Principal                                              Compen-       Award(s)        Options/       LTIP         Other
Position       Year        Salary ($)     Bonus ($)    sation ($)    ($)             SARs  (f)      Payouts      Compensation
                                                                                                                 ($)    (1)
------------------------------------------------------------------------------------------------------------------------------
G.             1996        0              0            0             0               0              0            5,280
Michael        1997        0              0            0             0               0              0            4,877
Swor,          1998        32,500         0            0             0               0              0            5,400
Chairman       1999        47,500         0            0             0               20,000         0            5,400
of the         2000        43,000         0            0             0               0              0            5,800
Board,         2001        100,000        0            0             0               0              0            0
President
and Chief
Executive
Officer (2)

R.  Paul       2001        0              0            0             0               0              0            0
Gray,
Director,
Acting
Chief
Financial
Officer,
Secretary
and
Treasurer
(3)

Timothy        2001        $51,500        0            0             0               0              0            0
Novak,
was
appointed
President
and Chief
Operating
Officer
(3)(4)

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employee.

(2) In June , 2001, Dr. Swor elected to convert $93,150 of deferred salary into shares of the Company's Common Stock valued at $0.02 per share. The valuation for this transaction appears as approximately $71,000 on the financial statements for the period ending December 31, 2001. Other compensation includes life insurance paid by the Company. In addition to such amount, the Company has accrued $58,333 of 2001 salary under the Board resolution effective June 1, 2001.

(3) Mr. Gray and Mr. Novak were appointed officers at the time of the C5 merger in October 2001.

(4) Of his salary due in 2001, $17,500 has been deferred and relates to salary due from C5. In addition, $30,000 of unpaid salary was contributed to the capital of the Company and the balance was paid in cash.

Option Grants in Last Fiscal Year

     The following table provides information regarding the grant of stock options during fiscal year 2001 to the named executive officers.

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

Name              Number of      Percentage     Exercise or     Expiration      5% $/sh (f)   10% $/sh (g)     Grant date
(a)               Securities     of Total       base price      Date (e)                                       present value
                  underlying     options/SAR    ($/sh) (d)                                                     $/sh (f)
                  Options/SAR    's granted to
                  's Granted     employees
                  (#) (b)        during fiscal
                                 year (c)
G.                0
Michael
Swor
R.  Paul          0
Gray

Timothy           0
Novak

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values

     The following table provides information regarding the aggregate exercises of options by each of the named executive officers. In addition, this table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2001, and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of the Company's Common Stock.

Year End Option Values for Executive Officers

Name              Exercised        Value Realized   No. of             Value of
                                                    Unexercised        Unexercised
                                                    Exercisable/       Exercisable/
                                                    Unexercisable      Unexercisable
G. Michael        0                0                20,000 (1)         $0
Swor
R.  Paul Gray     0                0                0                  $0
Timothy Novak     0                0                0                  $0

(1)  These options are exercisable at $1.00.

     Except for certain shares of the Company's Common Stock issued and sold and options granted to the executive officers and/or directors of the Company as of December 31, 2001 in consideration for various cash, loans and services performed for the Company, cash or non-cash compensation in the amount of $274,500 was awarded to, earned by or paid to executive officers or directors of the Company for all services rendered in all capacities to the Company since January 1, 1996.

     The Company has adopted an Employee Stock Option Plan and a Consultant Stock Option Plan.

Employee Contracts and Agreement

     The Company has an arrangement with Paychex to provide payroll services to the Company.

     Effective June 1, 2001, the Board of Directors passed a resolution regarding the employment arrangement with Dr. G. Michael Swor. The Board resolved that such arrangement be for a period of five (5) years at an annual salary of $100,000 per year. Said salary may be accumulated by Dr. Swor if necessary and may be converted into shares of the Company's Common Stock at his election. For the first year, said salary may be converted at 75% of the fair market value on June 1, 2001. The salary for each subsequent year is convertible at 75% of the fair market value on June 1 of such year. In addition, during each year, Dr. Swor will receive a performance bonus equal to 10% of the Company's earnings before taxes, which bonus is payable quarterly. This performance bonus may be accumulated as well and is convertible on the same basis as the salary. Dr. Swor also was granted a right of first refusal to match the terms and conditions of any legitimate offer to purchase the assets of the Company made by an independent third party. Dr. Swor will receive customary benefits as may be available to other employees. Lastly, Dr. Swor was granted the opportunity to convert all accrued but unpaid salary due him through May 31, 2001 at the closing bid price on June 1, 2001. Dr. Swor's accrued but unpaid salary amounted to $93,150 and this was converted into 4,657,500 shares of restricted Common Stock based upon the applicable price on June 1, 2001. The valuation for this transaction appears as approximately $71,000 on the financial statements for the period ending December 31, 2001.

Key Man Life Insurance

     The Company is the named beneficiary of a key-man life insurance policy currently owned by Dr. Swor, for which the Company reimburses Dr. Swor.

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

     Pursuant to the 1994 ESOP, the Company granted options to purchase 4,166,316 shares of the Company's Common Stock of which 4,166,316. The remaining options represent proceeds on exercise of $0. Under the 1998 Revised ESOP, the Company granted options to purchase 808,325 shares of the Company's Common Stock all of which have expired or lapsed. Under the 1999 Revised ESOP, the Company granted options to purchase 465,000 shares of the Company's Common Stock of which 395,000 have expired or lapsed. The remaining options represent proceeds on exercise of $106,000. The outstanding options as of this date are as follows:

Employee                  Date Option        No. of Shares      Exercise Price  Term
                           Granted        subject to Exercise                   Years
1999 Revised ESOP (1)

G. Michael Swor (2)        1/01/99           10,000               $1.00         10
                          12/27/99           10,000               $1.00         10

James Stuart (3)           6/30/99           25,000               $1.72         10

David  Swor (3)            6/30/99           25,000               $1.72         10

(1) The Company relied upon Section 4(2) of the Act, Section 517.061(11) of the Florida Code and Section 10-5-9 (13) of the Georgia Code for the grant of these options.

(2)  Dr. Swor was granted Non  Incentive  Stock  Options  under the 1999 Revised
     ESOP.

(3) In June 1999, the Board granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $1.72 to each of its outside directors as a bonus for their service on the Board of Directors. The Company granted such options pursuant to
     Section 4(2) of the Act and Rule 506. These options are Non Incentive Stock Options under the 1999 Revised ESOP. Due to his resignation, David Swor's options expired in May 2002.

     In December 2000, each board member executed a Voluntary Restriction Agreement which requires any certificate issued upon exercise of the options to bear a legend that refers to such agreement. Under such agreements, the option holders agreed not to sell, assign, transfer or hypothecate any shares received on exercise until such time as the Company either (i) reports revenues of $1,500,000 on a Form 10KSB or Form 10Q SB as filed with the Securities and Exchange Commission or (ii) reports positive pre- tax earnings on its Form 10KSB or on two out of three Forms 10Q SB. Each of the voluntary agreements is for a term of two (2) years from execution.

     As part of the C5 merger, Dr. Swor executed an agreement that contains certain lock-up provisions regarding his shares and options. The agreement is dated October 5, 2001. Under the agreement, Dr. Swor is required to consummate any sales of his shares in compliance with relevant securities laws and regulations and he is prohibited for a period of 365 days from the closing of the merger from selling any of his shares if it will create a daily low trading price in Surgical's shares.

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

     Pursuant to the 1994 CSOP, the Company has granted options to purchase 346,115 shares of the Company's Common Stock of which 346,115 expired or lapsed. The remaining options represent proceeds of $0 to the Company. Under the 1998 Revised CSOP, the Company granted options to purchase 129,000 shares of the Company's Common Stock of which 125,000 expired or lapsed. The remaining options represent of $2,000 to the Company. Under the 1999 Revised ESOP, the Company granted options to purchase 312,500 shares of the Company's Common Stock all of which have expired or lapsed. Under the 2000 Plan, the Company awarded 1,000,000 of its Common Stock and option to purchase 244,000 shares that remain outstanding. The remaining options represent $61,000 of proceeds to the Company. The outstanding options as of this date are as follows:

Consultant/                         Date Option          No. of Shares        Exercise Price    Term
Services Rendered                     Granted          subject to Exercise                      Years
1994 CSOP(1)(2)

Danielle Chevalier                  07/21/94                3,156               $.317             7
   For marketing assistance
   at conventions

Donna Haiduven                      07/21/94               15,782               $.317             7
   For medical advisory and
   clinical studies

Leann Swor                          07/21/94                6,313               $.317             7
   For marketing assistance
   at conventions

1998 Revised CSOP (2)

Danielle Chevalier                  01/01/98                2,000               $0.50             7
   For marketing assistance
   at conventions

Leann Swor                          01/01/98                2,000               $.050             7
   For marketing assistance
   at conventions

2000 Plan (2)(3)

Donald F.  Mintmire                 08/16/00              244,000               $0.25            10
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

(3) In addition to options, the 2000 Plan allows for an award of shares. The Company issued a total of 350,000 to Global Development Associates ("GDA") in August and October 2000.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of December 31, 2001, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of            Title of     Amount and Nature of    Percent of
   Beneficial Owner              Class      Beneficial Owner         Class (1)
--------------------------------------------------------------------------------
William Danielczyk (2)(3)(4)    Common        2,200,448                4.80%
9424 Beauregard Avenue
Manassas, VA 20110

Dr. G. Michael Swor             Common        6,494,445               14.17%
4485 S. Shade Avenue
Sarasota, FL 34231

R.  Paul Gray (3)(4)(5)         Common         1,907,032              4.16%
43389 Deepspring Court
Ashburn, VA 20147

Timothy Novak                   Common         5,442,432             11.87%
7216 River Club Boulevard
Bradenton, FL 34202

James D. Stuart (6)             Common           548,973              1.20%
880 Jupiter Park Drive
Suite 14
Jupiter, FL 33458

David Swor (7)                  Common           523,445              1.14%
6000 Forrest Boulevard
Fort Meyers, FL 33908

Robert Lyles (8)                Common         1,760,348              3.84%
4520 King Street
Suite 206
Alexandria, VA 22302

The Bentley Group LLC (3)       Common         3,431,533              7.49%
c/o William Danielczyk
9813 Godwin Drive
Manassas, VA 20110

Reli-Communications Inc. (4)    Common         3,507,000              7.65%
c/o William Danielczyk
9813 Godwin Drive
Manassas, VA 20110

All Executive Officers and Directors          25,815,656             56.33%
as a Group (eight (8) persons)(3)(4)
----------

(1) The percentages are based upon 45,831,083 shares of issued and outstanding shares of voting stock of the registrant issued and outstanding as of December 31, 2001 (this includes 42,324,083 shares that appear on the Balance Sheet and the 3,507,000 shares which the Company was obligated to issue on December 31, 2001 to Reli). In addition to the shares owned by the Executive Officers and Directors, said officers and directors own (including those beneficially held) options to purchase 70,000 shares of the Company's Common Stock and 25,000 warrants purchased by David Swor in 1999 under a self-directed private placement. In the event all such options and warrants to purchase were exercised, this group would own a total of 25,910,656 shares of the Company's Common Stock which would represent 56.42% of the total shares of Common Stock outstanding. Under the 1999 Revised ESOP all of these options may be exercised within 60 days; however, in all cases, the exercise price far exceeds the current market price quoted on the OTC BB. Due to his resignation, 25,000 of David Swor's options from 1999 expired in May 2002.

(2) Mr. Danielczyk is the beneficial owner of 50% of Bentley's 3,431,533 shares which are calculated separately.

(3) Bentley is owned 50% each by Mr. Danielczyk and Mr. Gray. Each can be deemed the beneficial owner of 50% of these shares. Accordingly, these shares have been included in the calculation of all officers and directors as a group.

(4) Reli is owned 35% by Mr. Danielczyk and 20% by Mr. Gray. Since this represents a majority interest in Reli, the beneficial ownership of Reli's shares have been deemed owned by Mr. Danielczyk or Mr. Gray and have been included in the calculation of all officers and directors as a group. In addition to these shares, and not included in this calculation, Reli invested a total of $61,500 during the period January 1, 2002 to May 20, 2002 for which the Company is obligated to issue 2,050,000 shares of its Common Stock.

(5) Mr. Gray owns all of his shares beneficially, 953,516 under the RPG LLC and 953,516 under the R. Paul Gray Family LLC. Further Mr. Gray is the beneficial owner of 50% of Bentley's 3,431,533 shares which are calculated separately.

(6) These shares are a portion of the 816,619 shares which Mr. Stuart received as a gift from Dr. Swor in 1996.

(7) Mr. Swor purchased 50,000 shares of the Company's restricted Common Stock and warrants to purchase 25,000 shares of the Company's restricted Common Stock exercisable at the price of $1.00 for a term of five (5) years on the same terms as other investors in a self-directed private placement commenced by the Company in April 1999.

(8) Mr. Lyles owns all of his shares beneficially through Paragon Assets Limited Partnership.

Item 12.  Certain Relationships and Related Transactions

     In April 1999, the Company commenced a self-directed private placement offering of its restricted Common Stock and warrants for which it received gross proceeds of $475,000, for which two former Directors and David Swor each purchased 50,000 shares and were granted warrants to purchase 25,000 shares on the same terms as outside investors. Pursuant to such offering, a total of 950,000 shares of restricted Common Stock were issued and warrants to purchase 475,000 shares of the Company's restricted Common Stock at an exercise price of $1.00 exercisable within five (5) years were granted. The

Company  conducted  this  offering  pursuant to Section 4(2) of the Act and Rule
506. No offering memorandum was used in connection with this offering. Rather investors were provided with access to the Company's Registration Statement on Form 10SB, as amended, its Form 10K for the year ended December 31, 1999 and its Form 10Q for the 1st Quarter 1999, all of which were filed with the SEC.

     In December 1999, the Company executed the TK Loan Commitment. Prior to the cancellation, the Company could request additional draws of no less than $500,000 provided its Common Stock had traded for a minimum of $1.00 for 20 consecutive days and the stock has had an average trading volume of 25,000 shares for the same period. Due to the Company's current share price, it does not qualify for additional draws at this time. Under the terms of the TK Loan Commitment, each installment was supported by a convertible note and security agreement and the Agent and Lender were granted warrants to purchase shares of the Company's Common Stock. Further, 2,700,000 shares were held by TK in escrow for the potential conversion under the notes or exercise of the warrants. As the conversions were made, the number of shares held in escrow was reduced. Under the terms of the TK Loan Agreement, an initial loan of $650,000 was made on December 30, 1999. On March 31, 2000 the Company received a second installment under the TK Commitment in the amount of $650,000. On April 28, 2000, TK elected to convert $100,000 of outstanding principal and $2,630 of the accrued interest into shares of Common Stock at a price of $0.5625 per share which represented 182,453 shares. On June 9, 2000, TK elected to convert $120,000 of outstanding principal and $4,129 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represented 331,010 shares. On July 11, 2000, TK elected to convert $40,000 of outstanding principal and $1,683.13 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represented111,155 shares. On October 24, 2000, TK elected to convert $250,000 of outstanding principal and $16,219 of the accrued interest into shares of Common Stock at a price of $0.375 per share which represented709,918 shares. The Company granted TK registration rights and was obligated to file a Form S-3 within sixty (60) days of the agreement. The Company filed a registration statement on Form S-3 on March 2, 2000 covering initially 20,038,097 shares of its Common Stock. The issuance of the securities was made pursuant to Regulation S of the Act. The Form S-3 registration statement was declared effective on April 11, 2000. Since the Company did not meet financial projections which were an integral part of the transaction, TK and the Company re-negotiated the arrangement which terminated the TK Commitment and settled all matters between the parties.

     Pursuant to the Cancellation Agreement, TK agreed to convert the balance of the December 1999 debt in the amount of $140,000 plus accrued and unpaid interest in the amount of $12,395 and to convert $90,000 on the installment given on March 31, 2000 under the TK Commitment plus accrued and unpaid interest of $6,175 into a total of 662,854 shares of the Common Stock registered by the Form S-3 registration, thereby leaving an outstanding principal balance dating to March 31, 2000 of $560,000 plus accrued and unpaid interest (the "March Balance"). Interest on the March Balance shall continue to accrue at the rate of eight percent (8%) per annum; however, all future interest payments, at the option of the Company, may be made in cash or by delivery of registered shares at a conversion price equal per share equal to the amount of accrued and unpaid interest as of the conversion or repayment date divided by the five (5) day average closing bid price prior to the conversion or repayment date. Further, TK committed, subject to not exceeding ownership of 4.99%, to convert as soon as possible the March Balance. The

Company may continue to repay all or any part of the March Balance in cash. TK agreed to return all shares held in escrow and agreed to a triangular merger contemplated by the Company. Provided such merger occurred before May 15, 2001, TK agreed not to sell, directly or indirectly, more than twenty-five percent (25%) of the Company's volume in any trading day. Such anticipated merger, to be discuss below, did not occur before May 15, 2001. In consideration of the Cancellation Agreement and the accelerated conversion into the Company's shares, the Company agreed to issue 682,108 shares of its restricted Common Stock in relation to the balance of the December 1999 debt which was converted and 3,109,487 shares of its restricted Common Stock in relation to the March 31, 2000 installment as bonus shares (the "Bonus Shares") Additionally, the Company granted, for a period of two years, both the Lender and the Agent each warrants to purchase 380,000 shares of the Company's restricted Common Stock at $0.1846 per share (the "Bonus Warrants"). Until fully converted, TK was given the option to place an independent third party on the Company's Board of Directors. Of the 20,038,097 shares registered on Form S-3, only those shares issued pursuant to the earlier conversions and pursuant to the agreement and original Lender and Agent Warrants would be registered with the balance deemed null and void. Accordingly, the registration of 13,255,946 potentially issuable registered shares would be null and void and such shares would not be issued.

     Following execution of the Cancellation Agreement, TK converted an additional $243,665 of principal on the March Balance and accrued and unpaid interest in the amount of $19,601 into a total of 702,043 shares. The certificate for shares held in escrow was canceled and there are no longer any escrowed shares in relation to the arrangements between the parties. As of December 31, 2001, the accrued and unpaid interest is $25,376. As of the date hereof, the principal indebtedness to TK is in the amount of $316,335 plus accrued and unpaid interest from March 31, 2000.

     Effective June 7, 2000, the Company's line of credit with SouthTrust Bank in the amount of $100,000 was renewed through August 12, 2000, with an option to extend the maturity until October 15, 2000 if the Company pledged a certificate of deposit in the amount of $25,000. The interest rate was prime plus 1.5% and the line was secured by the Company's equipment, receivables and inventory. The line was guaranteed personally by Dr. Swor. The line of credit was renewed on October 15, 2000 and the maturity date is December 31, 2000. The outstanding balance at such time was $100,000. The Company pledged an additional $25,000 certificate of deposit to secure the line. As of December 31, 2000, the outstanding balance was $100,000. In the first half of 2001, the Company paid down the line of credit with the two (2) pledged certificates of deposit and $5,000 in cash. The Company, through a loan from Dr. Swor, paid off the outstanding balance plus accrued interest on July 27, 2001. There currently is $51,187 due to Dr. Swor for this payment.

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

     Effective June 1, 2001, the Board of Directors passed a resolution regarding the employment arrangement with Dr. Swor. The Board resolved that such arrangement be for a period of five (5) years at an annual salary of $100,000 per year. Said salary may be accumulated by Dr. Swor if necessary and may be converted into shares of the Company's Common Stock at his election. For the first year, said salary may be converted at 75% of the fair market value on June 1, 2001. The salary for each subsequent year is convertible at 75% of the fair market value on June 1 of such year. In addition, during each year, Dr. Swor will receive a performance bonus equal to 10% of the Company's earnings before taxes, which bonus is payable quarterly. This performance bonus may be accumulated as well and is convertible on the same basis as the salary. Dr. Swor also was granted a right of first refusal to match the terms and conditions of any legitimate offer to purchase the assets of the Company made by an independent third party. Dr. Swor will receive customary benefits as may be available to other employees. Lastly, Dr. Swor was granted the opportunity to convert all accrued but unpaid salary due him through May 31, 2001 at the closing bid price on June 1, 2001. Dr. Swor's accrued but unpaid salary amounted to $93,150 and this was converted into 4,657,500 shares of restricted Common Stock based upon the applicable price on June 1, 2001. The valuation for this transaction appears as approximately $71,000 on the financial statements for the period ending December 31, 2001.

     Effective June 1, 2001, the Board of Directors passed a further resolution awarding 500,000 shares of its restricted Common Stock to the acting office manager in consideration of her past and future efforts on behalf of the Company. Said shares were valued at $10,000 based upon the applicable price on June 1, 2001. The valuation for this transaction appears as approximately $7,700 in the financial statements for the period ending December 31, 2001.

     Surgical executed a Term Sheet with C5 on July 10, 2001 whereby C5 agreed to merge into OIX, Inc., the Company's wholly owned subsidiary The reverse triangular merger was executed on September 15, 2001 to take effect upon completion of the filings of the Articles of Merger with the States of Florida and Delaware. Such filings were effective date on October 26, 2001.

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

     At the time of the merger, by virtue of the acquisition of C5, the Company assumed certain liabilities. In this regard, the Company is obligated to pay various promissory notes including the following:

1. Promissory Notes in the total face amount of $57,500 to seven (7) individuals who are unaffiliated to the Company or C5. The notes carried a premium of 10% of the principal amount, and entitled each of the note holders to an additional premium of one share of common stock of C5 for each $2 loaned to C5 prior to the merger. The notes are convertible into common shares of C5 at a rate of $.50 per share. C5 paid the premium and recorded the 30,000 shares of common stock due as additional premium at $.05 per share. None of the 30,000 shares of C5 stock have been issued to the respective lenders and the notes were originally due on August 27, 2001 and were in default at December 31, 2001.

2. A Secured Promissory Note in the face amount of $500,000 issued May 22, 2001 by C5 and bearing interest at a fixed rate of 8.5% per annum payable to MHC as part of the acquisition by C5 of MHC's assets. The note was due originally on August 22, 2001 with all accrued interest. It was extended to December 31, 2001. MHC has agreed to extend the note to December 31, 2002. The note is secured by the assets C5 acquired from MHC.

3. A Secured Promissory Note in the face amount of $460,000 issued August 1, 2001 by C5, which bears interest in the vent of default at the rate of 8.5% per annum and is payable to MHC. The note was originally due on July 31, 2002. MHC has agreed to extend the note to December 31, 2002. The note is secured by the assets of C5 acquired by MHC.

4. Unsecured Promissory Notes in the total face amount of $45,000 issued in June 2001 by C5 and payable to Mr. Gray and Mr. Novak bearing interest at the fixed rate of 9.5% on due on demand. Mr. Gray and Mr. Novak have agreed to extend these notes until December 31, 2002.

     Mr. Danielczyk incorporated MHC in Delaware in March 1999 and acted as its Director and Chief Executive Officer. Mr. Danielczyk owns 20% of MHC. Mr. Danielczyk was the Chairman of the Board of C5 from June 2001 and owned individually and beneficially through Bentley 19.56% at the time of its acquisition by the Company. Mr. Danielcyck is a Director and Chief Executive Officer from May 2001 of Reli that has engaged in certain related party transactions with C5 and Mr. Danielcyck owns 35% of Reli. Reli owned 2.93 % of C5 at the time of C5's acquisition by the Company. Mr. Danielczyk owns 50% Bentley, and is its Managing Partner. Bentley owned 17.14 % of C5 at the time of C5's acquisition by the Company.

     Mr. Gray acted as a Director and Chief Financial Officer of MHC from August 1999. Mr. Gray owns 15% of MHC. Mr. Gray was a Director and Chief Financial Officer of C5 from June 2001 and owned individually and beneficially through Bentley 18.09% at the time of its acquisition by the Company. Mr. Gray is a Director and Chief Financial Officer from May 2001 of Reli and owns 20% of Reli. Mr. Gray owns 50% Bentley.

     Mr. Novak has been a Director, President and Chief Operating Officer of C5 since its formation in April 2001 and owned 27.18% of C5 individually at the time of its acquisition by the Company. In addition to his duties with the Company and C5, he was elected a Vice President of Reli in March 2002. He holds no ownership in that company.

     Mr. Lyles has been a Director of C5 since June 2001 and owned beneficially through Paragon Asset Limited Partnership 8.79% of C5 individually and beneficially at the time of its acquisition by the Company. He is also the 50% owner of Core Care. Core Care was the original lessee of the Company's current offices which have been occupied by C5 since the inception of the lease in the April 2001 and occupied by the Company since October 2001. Core Care assigned all of its rights, title and interest in this lease to the Company in May 2002. See Item 2. "Description of Property."

     As part of the merger, Dr. Swor executed an agreement that contains certain lock-up provisions regarding his shares and options. The agreement is dated October 5, 2001. Under the agreement, Dr. Swor is required to consummate any sales of his shares in compliance with relevant securities laws and regulations and he is prohibited for a period of 365 days from the closing of the merger from selling any of his shares if it will create a daily low trading price in Surgical's shares.

     During the last quarter of 2001, Reli invested a total of $105,216 in the Company for which the Company is obligated to issue 3,507,000 shares of its Common Stock.

     At December 31, 2001, the Company was indebted to Dr. Swor for$41,563 of advances he made on behalf of the Company that bear interest at the fixed rate of 10% per annum that are due on demand. In addition, the Company is indebted to Dr. Swor in the amount of $76,700 to cover the $51,187 for the payment he made to SouthTrust and other working capital advances. These advances are non-interest bearing and due on demand.

     From January 1, 2002 to May 20, 2002, Reli invested $61,500 in the Company in exchange for which the Company is obligated to issue 2,050,000 shares of its Common Stock.

     As of December 31, 2001, the Company owed employees, exclusive of officers, deferred compensation in the amount of $30,000, officers deferred compensation in the amount of $75,833 and Bentley, which is controlled by Mr. Danielczyk and Mr. Gray, consulting fees in the amount of $11,149.

Item 13.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Item No.          Description
-----------------------------------
2.1               Agreement and Plan of Merger and Reorganization between Surgical Safety Products,
                  Inc., OIX, Inc.  and C5 Health Inc dated September 15, 2001 effective October 26,
                  2001 [14]

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

10.58             Loan Cancellation and Settlement Agreement with Thomson Kernaghan & Co.  Ltd.
                  effective February 7, 2001 [13]

10.59             Term Sheet for merger with Emagicsoft Technologies Inc. dated February, 2001 [13]

10.60             Selective HR Solutions Agreement dated March 2001. [13]

10.61             DeRoyal Industries, Inc.  Agreement dated 2001 [13]

10.62             Lock Out Agreement dated October 5, 2001 between Surgical Safety Products, Inc.,
                  C5 Health, Inc.  and Dr. Swor. [15]

10.63    *        Form of the Convertible Secured Promissory Note of C5 Assumed at the Merger

10.64    *        Secured Promissory Note to Millennium dated May 2001

10.65    *        Extension Agreement of Millennium May 2001 assumed at the Merger

10.66    *        Secured Promissory Note to Millennium dated August 2001 assumed at the Merger

10.67    *        Letter Agreement from Millennium extending May and August 2001 Notes to
                  December 31, 2002

10.68    *        Form of Unsecured Promissory Note due to Mr. Novak and Mr. Gray assumed at the
                  Merger

10.69    *        Letter Agreement from Mr. Novak extending due date of Unsecured Promissory Note to December 31, 2002

10.70    *        Letter Agreement from Mr. Gray extending due date of Unsecured Promissory Note to
                  December 31, 2002

10.71    *        Lease Agreement, Assignment and Amendment for Corporate Offices

13.1              Definitive Proxy Statement filed February 28, 2000 [8]

16.1              Letter on change of certifying accountant pursuant to Regulation SK Section 304(a)(3)
                  [16]

16.2              Letter on change of certifying accountant pursuant to Regulation SK Section 304(a)(3)
                  [17]

16.3              Letter dated November 16, 2001 from Kerkering, Barbario & Co, PA to the SEC [18]

16.4              Letter dated November 22, 2001 from Kerkering, Barbario & Co, PA to the SEC  [18]

16.5              Letter dated January 7, 2002 from Kerkering, Barbario & Co., PA to the SEC. [19]
----------

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

[14] Previously filed with the Company's Form 8K filed October 4, 2001

[15] Previously  filed  with the  Company's  Form  10QSB for the  Quarter  ended
     September 30, 2001.

[16] Previously filed with the Company's Form 8K relative to change of accountants on November 16, 2001

[17] Previously filed with the Company" Form 8K/A relative to change of accountants on November 21, 2001

[18] Previously filed with the Company's Form 8K relative to change of accountants on November 29, 2001

[19] Previously filed with the Company's Form 8K relative to change of accountants on May 9, 2002

     (b) Reports on Form 8K

     Form 8K filed October 4, 2001 reporting under Item 5 the execution of the C5 Merger Agreement to be effective at the time of filing with the States of Florida and Delaware. This filing was amended to included the Financial Statements of C5 on the Form 8K/A filed on March 11, 2002.

     Form 9K filed November 16, 2001 reporting change of accountants. This filing was amended for technical corrections to the accountants letter on For 8K/A on November 21, 2001, November 29, 2001 and May 5, 2002

     There were no other Form 8K filings made during this quarter.

                                    SIGNATURE

     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Surgical Safety Products, Inc.
                                  (Registrant)


Date: May29, 2002             By: /s/ R.  Paul Gray
                              ---------------------------------------
                              R.  Paul Gray
                              Secretary, Treasurer and Acting Chief
                              Financial Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                   Title                                 Date

/s/ William Danielczyk      Chairman of the Board                 May 29, 2002
-----------------------
William Danielczyk


/s/ G.  Michael Swor        Director and Chief Executive          May 29, 2002
-----------------------     Officer
 G. Michael Swor


/s/ R.  Paul Gray           Director, Secretary, Treasurer        May 29, 2002
-----------------------     and Acting Chief Financial Officer
R.  Paul Gray


/s/ James D. Stuart         Director                              May 29, 2002
-----------------------
 James D. Stuart

/s/ Timothy Novak           Director, President and Chief         May 29, 2002
-----------------------     Operating Officer
Timothy Novak