Form 10QSB
period 2002-03-31
SURGICAL SAFETY PRODUCTS INC
filed 2002-06-03
CIK 1063530

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended:   March 31, 2002

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

                   Yes     X        No
                          ---            ---

     As of March 31, 2002, there are 47,881,083 shares of voting stock of the registrant issued and outstanding, all of which have voting rights (this includes 42,324,083 shares that appear on the Balance Sheet and the 5,557,000 shares which the Company was obligated to issue on March 31, 2002 to a principal shareholder).

                                                      PART I


Item 1.            Financial Statements



Condensed Consolidated Balance Sheet                                    F-1

Condensed Consolidated Statements of Operations                         F-2

Condensed Consolidated Statements of Cash Flows                         F-3

Notes to the Financial Statements                                       F-4

                         Surgical Safety Products, Inc.
                      Condensed Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)




                                        ASSETS
Current assets -  receivables and prepaid expenses                              $          3,924


Property and equipment (net of accumulated depreciation of $20,027)                       91,929

Other assets                                                                              14,140

                                                                                $        109,993

                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable and accrued and other liabilities                            $        763,273
  Bank overdraft                                                                           5,079
  Stockholder advances                                                                   131,263
  Convertible notes payable                                                               57,500
  Notes payable - shareholders                                                            45,000
  Other convetible notes payable                                                         341,442
  Other notes payable                                                                    947,997
      Total current liabilities                                                        2,291,554
                                                                                ----------------

Stockholders' (Deficit):
  Common stock, $.001 par value, 100,000,000
   shares authorized, 42,324,083 shares
   issued and outstanding                                                                 42,325
   Common stock subscribed                                                                 7,057
  Additional paid-in capital                                                           4,827,795
  Deficit                                                                             (7,058,738)
                                                                                      (2,181,561)
                                                                                ----------------
                                                                                $        109,993



      See the accompanying notes to the consolidated financial statements.

                         Surgical Safety Products, Inc.
                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)




                                                                             2002                       2001
                                                                    ----------------------     ----------------------
Revenues                                                             $               6,470      $             111,359
                                                                    ----------------------     ----------------------

Costs and expenses:
 Costs of revenues earned
                                                                                     9,184                     14,532
 Research and development
                                                                                         -                          -
 Loss from impairment of property and equipment
                                                                                         -                     70,376
 Interest
                                                                                    28,776                     14,102
 Other operating expenses                                                          146,186                    177,296
                                                                                   184,146                    276,306
                                                                    ----------------------     ----------------------

Net (loss)                                                           $            (177,676)     $            (164,947)
                                                                    ======================     ======================

Per share information - basic and fully diluted

Net (loss) per share                                                 $               (0.00)     $               (0.01)
                                                                    ======================     ======================

Weighted average shares outstanding                                             42,324,083                 12,231,494
                                                                    ======================     ======================





See the accompanying notes to the consolidated financial statements.

                         Surgical Safety Products, Inc.
                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                      2002                          2001
                                                          ----------------------------  ----------------------------
Cash flows from operating activities:
  Net cash (used in) operating activities                  $                   (61,749) $                  (133,457)
                                                          ----------------------------  ----------------------------

Cash flows from investing activities-
  Net cash provided by (used in) investing activities                                -                        81,000
                                                          ----------------------------  ----------------------------

Cash flows from financing activities:
  Net cash provided by (used in) financing activities                           61,500                        (5,000)
                                                          ----------------------------  ----------------------------

Increase (decrease) in cash and cash equivalents                                  (249)                      (57,457)

Cash and cash equivalents, beginning of period                                     249                        52,247
                                                          ----------------------------  ----------------------------

Cash and cash equivalents, end of period                   $                         -  $                     (5,210)
                                                          ============================  ============================















See the accompanying notes to the consolidated financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


(1)  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary - C5 Health, Inc. Inter-company transactions and balances have been eliminated in consolidation.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of December 31, 2001 and for the two years ended December 31, 2001 and 2000, including notes thereto included in the Company's December 31, 2001 Form 10-KSB.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations and has stockholders' and working capital deficits of approximately $2,181,000 and $2,288,000, respectively at March 31, 2002.

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

(2)  Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they would be anti-dilutive common stock equivalents, if any, are not considered in the computation.

(3)  Impairment of Long Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. During the quarter ended March 31, 2001, the Company's management determined that certain property and equipment was impaired and accordingly an impairment loss of $70,376 was recorded during such quarter. At March 31, 2002, management believes that all of its long-lived assets are recoverable.

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

(5)  Related Party Transactions

During the three months ended March 31, 2002, a related entity infused $61,500 as consideration for 2,050,000 shares of the Company's common stock. The shares were not issued as of March 31, 2002: accordingly the transaction has been reflected as an increase in common stock subscribed and additional paid-in capital in the accompanying consolidated balance sheet.

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

     Since the completion of the C5 Health Inc. ("C5") transaction in the last quarter 2001 when C5 became the wholly-owned subsidiary of Surgical, the Company reactivated its operations and currently is providing its existing products and services and those of C5 to the medical industry. C5 operated two divisions; C5 Media Enterprises and C5 Health commerce. As reorganized, Surgical's Information Systems Division will oversee C5's activities and its existing Oasis Information Exchange that provides business-to-business on-demand safety and efficiency driven e-business and information for healthcare workers. The Company's Medical Products and Services Division will continue to develop, manufacture and distribute medical devices, products and services.

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

     Health24News.com has provided healthcare information and articles on a range of subjects and current news events on health and healthcare issues; course studies for healthcare professionals ranging from patient care and risk management to human resources solutions; and a Health Mall for the purchase of a variety of medical products ranging from diabetic supplies to alternative medicines. Currently, Health24News.com has been taken off line and its business and revenue models are being reviewed.

     Salud.com, the Company's Spanish language website, is a healthcare information that provides descriptions of causes and preventive and wellness measures for diseases ranging from acne to maternity matters. Litigation was brought regarding the use of the Salud.com domain name. A settlement was reached during the 1st Quarter of 2002. See Part II, Item 1. "Legal Proceedings."

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

     On Feb 13, 2001, the Company announced an agreement with DeRoyal Industries, Inc. ("DeRoyal") to distribute SutureMate(R) worldwide. DeRoyal is the largest privately held healthcare supplier of safety devices with more than 250 sales representatives worldwide. Formed in 1973, DeRoyal is an international, vertically-integrated supplier of institutional and consumer healthcare products and services, with 27 subsidiaries and affiliates in seven states (California, Florida, Georgia, Oklahoma, South Carolina, Tennessee, and Virginia) and ten countries (Canada, Costa Rica, England, Estonia, Germany, Ireland, Italy, the Netherlands, Sweden and the United States). DeRoyal's four business units, Acute Care, Patient Care, Wound Care and OEM (original equipment manufacturer) produce more than 25,000 products, including: rehabilitation and therapy products, sports medicine supports, orthopedic bracing and supports, fiberglass and plaster casting; wound care dressings; unitized surgical delivery systems, including TracePak and custom procedural trays; surgical accessories; neonatal, labor and delivery products; angiographic, endoscopic, anesthesia and temperature monitoring products; as well as manufacturing services in plastics, textiles, electrical manufacturing, converting and sterilization. DeRoyal introduced the re-designated SutureMate(R) at AORN in March, placed an order for 8,000 units for which the Company was paid when it made delivery in May 2001. DeRoyal carries SutureMate(R) in its surgical safety assessory line, which is being highly promoted in the current environment of blood borne pathogen concern and increased safety legislation. Since the merger, the Company has worked to rekindle this relationship and DeRoyal placed an order for 8,300 SutureMate(R) units during the 1st Quarter 2002.

     The Company  continues to ship this  product.  Currently,  the  re-designed
SutureMate(R) is manufactured by the Hansen Plastic Division of Tuthill Corporation at their plant located in Clearwater, Florida ("Tuthill"). The Company is continuing the process of negotiating additional manufacturing sources and original equipment manufacturer sales.

Corporate Developments

     During the last quarter of 2001, Reli-Communications, Inc., a Delaware corporation formed in May 2001 ("Reli") that has engaged in certain related party transactions with C5, invested a total of $105,216 in the Company for which the Company is obligated to issue 3,507,000 shares of its Common Stock that remain unissued as of the date hereof. William Danielczyk, Chairman of the Company's Board of Directors, owns 35% of Reli and R. Paul Gray, a Director and Acting Chief Financial Office, Secretary and Treasurer for the Company, owns 20% of Reli.

     From January 1, 2002 to March 31, 2002, Reli invested $61,500 in the Company in exchange for which the Company is obligated to issue 2,050,000 shares of its Common Stock. Such shares remained unissued as of the date hereof.

     In February 2002, Robert Lyles and David Swor resigned as Directors of the Company due to other personal commitments. Mr. Novak was appointed a Director to fill a vacancy on the Board in April 2002.

     The Company was provided administrative offices at office space utilized by Reli in Manassas, Virginia. This was done on a month to month basis. This arrangements was terminated on April 30, 2002.

     On May 10, 2002, the Company executed an Amendment to the lease agreement on its corporate offices. These offices were leased by Core Care Delaware Inc., a corporation formed in Delaware in February 2001 ("Core Care") that is 50% owned by Mr. Lyles, a Director of the Company prior to his resignation in February 2002. The original lease began in April 2001 and the space was subleased to C5. On May 9, 2002, Core Care assigned all rights, title and interest in the lease to the Company.

     As of the date hereof, the remainder of the convertible debt to Thomas Kernaghan ("TK") under the Loan Agreement made in December 1999 is in the amount of $316,335 plus accrued and unpaid interest from March 31, 2000. As of March 31, 2002, the accrued and unpaid interest was $31,900.

     At March 31, 2002, the Company was indebted to Dr. G. Michael Swor, a Director and Chief Executive Officer of the Company, for $41,563 of advances he made on behalf of the Company that bear interest at the fixed rate of 10% per annum that are due on demand. In addition, the Company is indebted to Dr. Swor in the amount of $76,700 to cover the $51,187 for the payment he made to SouthTrust Bank and other working capital advances. These advances are non-interest bearing and due on demand.

     At March 31, 2002, the Company owed Dr. Swor accrued salary of $83,333 and Timothy Novak, a Director, President and Chief Operating Officer of the Company, accrued salary of $37,500, neither of which accrue interest: $30,000 in accrued salary for a former officer of C5; and The Bentley Group LLC, a Delaware Limited Liability Company formed in May 2001 ("Bentley") that is owned 50% by each of Mr. Danielczyk and Mr. Gray, outstanding consulting fees of $11,149.


     At the time of the merger, by virtue of the acquisition of C5, the Company assumed certain liabilities. In this regard, the Company is obligated to pay various promissory notes including the following:

1. Promissory Notes in the total face amount of $57,500 to seven (7) individuals who are unaffiliated to the Company or C5. The notes carried a premium of 10% of the principal amount, and entitled each of the note holders to an additional premium of one share of common stock of C5 for each $2 loaned to C5 prior to the merger. The notes are convertible into common shares of C5 at a rate of $.50 per share. C5 paid the premium and recorded the 30,000 shares of common stock due as additional premium at $.05 per share. None of the 30,000 shares of C5 stock have been issued to the respective lenders and the notes were originally due on August 27, 2001 and were in default at March 31, 2002.

2. A Secured Promissory Note in the face amount of $500,000 issued May 22, 2001 by C5 and bearing interest at a fixed rate of 8.5% per annum payable to MHC as part of the acquisition by C5 of MHC's assets. The note was due originally on August 22, 2001 with all accrued interest. It was extended to December 31, 2001. MHC has agreed to extend the note to December 31, 2002. This agreement was made in May 2002. The note is secured by the assets C5 acquired from MHC.

3. A Secured Promissory Note in the face amount of $460,000 issued August 1, 2001 by C5, which bears interest in the event of default at the rate of 8.5% per annum and is payable to MHC. The note was originally due on July 31, 2002. MHC has agreed to extend the note to December 31, 2002. This agreement was made in May 2002. The note is secured by the assets of C5 acquired by MHC.

4. Unsecured Promissory Notes in the total face amount of $45,000 issued in June 2001 by C5 and payable to Mr. Gray and Mr. Novak, officers and directors of the Company, bearing interest at the fixed rate of 9.5% and due on demand. Mr. Gray and Mr. Novak have agreed to extend these notes until December 31, 2002. These agreements were made in May 2002.

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

     The most significant developments for the Company during the first quarter 2002 were the settlement of two lawsuits, that is the suit brought by IBM and the suit over the domain name, Salud. See "Legal Proceedings.

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

     As discussed in the independent auditors' report for the fiscal year ended December 31, 2001, and in Note 1 of the Financial Statements contained herein, the operating losses incurred by the Company and its working capital and stockholder deficits raise doubt about its ability to continue as a going concern. Now that the merger with C5 has been completed, the Company expects to experience growth. During the first quarter of 2002, the Company's reduced operations were funded by related party equity investments and residual sales and the Company's net loss continued. The inactive period during the merger process caused a significant strain on the Company's management, financial and other resources. The Company's ability to manage any possible future growth, should it occur, will depend on a large part, upon the Company's ability to attract other revenue producing products and to continue to expand sales of existing products. There can be no assurance that significant problems will not occur as a result of the merged operations of the Company and C5 and any such problems could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

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

     In the short term, to fund operations through fiscal 2002, the Company will be relying upon its revenues and will be seeking additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current anticipated agreements. The Company maintained minimal staff while the merger was awaiting completion. As a result of the merger, the Company employed five (5) people at March 31, 2002 for which Paychex provides payroll services on a full and part-time basis.

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

Results of Operations for the Three Months Ended March 31, 2002 and 2001

Overview

     From its inception, the Company has incurred losses from operations. As of March 31, 2002, the Company had cumulative net losses totaling approximately $7,060,000. During fiscal 2001 and into the 1st Quarter 2002, the Company was relatively inactive first while it awaited the completion of the merger of C5 with its wholly owned subsidiary, OIX, Inc. and after the merger, during its period of reorganization.

Financial Position

     As of March 31, 2002, the Company had a deficit of working capital of approximately $2,288,000, as compared to a working capital deficit of approximately $705,000 at March 31, 2001. This represents a decrease of working capital of approximately $1,583,000, which decrease resulted substantially from the reclassification of the TK loans from long term liabilities to current liabilities in 2001 and an increase in indebtedness arising from the acquisition of C5.

Revenues

     For the three months ended March 31, 2002 and 2001, the Company had total revenues of $6,400 and $111,359, respectively. Revenues for the three months ended March 31, 2002 consist of sale of SutureMate(R). For the three months ended March 31, 2001, revenues were derived from primarily from sale of SutureMate(R) and recognition of prior deferred revenues.

Selling, General, and Administrative Expenses

     For the three months ended March 31, 2002, costs and expenses were $184,146 as compared to $276,306 for the three months ended March 31, 2001. This decrease is primarily related to relative inactive status and reduction of operations while re-establishing the Company's operations.

     In the past, the Company focused on the design and development of proprietary products and services. For fiscal 2001, the Company planned to launch an aggressive marketing plan that was designed to increase worldwide sales of its products; however, such plan was suspended while the Company engaged in its negotiations to merge with C5. For fiscal 2002, the Company plans to focus on further deployment of its SutureMate(R) product and further development of its e-commerce products and focus on identification and merger with a significant revenue producing company.

Liquidity and Capital Resources

     The financial condition, liquidity and capital resources of the Company should be assessed in context with the ability of the Company to continue as a going concern as discussed in the independent auditors' report for the fiscal year ended December 31, 2001 and in Note 1 of the Financial Statements contained herein.

     During the quarter ended March 31, 2002, the Company's operations have been funded primarily from cash flow of $61,500 from Reli. A significant amount of those funds were expended on operating expenditures, principally employee obligations and general office expenditures. This allowed the Company to continue its internal reorganization.

     There was no net cash used for investing for the three months ended March 31, 2002.

     In the short term, to fund operations through the balance of fiscal 2002, the Company will rely on revenues and will seek additional funds from strategic alliances with potential clients, its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current agreements. Additionally, the Company anticipates that revenues will continue to be generated from the sale of SutureMate(R) and revenues from the C5 activities. Provided that revenues are sufficient and/or additional funding is secured, the Company believes that it can meet its capital needs through year end. There can be no assurance that the Company will be successful in these efforts.

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

     There were no changes in the Company's securities in the quarter ended March 31, 2002.

Item 3.  Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the Security Holders for a vote during the quarter ended March 31, 2002.

Item 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
-------------------------------------------------------------------------------
2.1               Agreement and Plan of Merger and Reorganization between Surgical Safety Products,
                  Inc., OIX, Inc.  and C5 Health Inc dated September 15, 2001 effective October 26, 2001
                  [14]

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

10.59             Term Sheet for merger with Emagicsoft Technologies Inc. dated February, 2001 [13]

10.60             Selective HR Solutions Agreement dated March 2001. [13]

10.61             DeRoyal Industries, Inc.  Agreement dated 2001 [13]

10.62             Lock Out Agreement dated October 5, 2001 between Surgical Safety Products, Inc., C5
                  Health, Inc.  and Dr. Swor. [15]

10.63             Form of the Convertible Secured Promissory Note of C5 Assumed at the Merger [20]

10.64             Secured Promissory Note to Millennium dated May 2001 [20]

10.65             Extension Agreement of Millennium May 2001 assumed at the Merger [20]

10.66             Secured Promissory Note to Millennium dated August 2001 assumed at the Merger [20]

10.67             Letter Agreement from Millennium extending May and August 2001 Notes to December
                  31, 2002 [20]

10.68             Form of Unsecured Promissory Note due to Mr. Novak and Mr. Gray assumed at the
                  Merger [20]

10.69             Letter Agreement from Mr. Novak extending due date of Unsecured Promissory Note to
                  December 31, 2002 [20]

10.70             Letter Agreement from Mr. Gray extending due date of Unsecured Promissory Note to
                  December 31, 2002 [20]

10.71             Lease Agreement, Assignment and Amendment for Corporate Offices [20]

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

[14] Previously filed with the Company's Form 8K filed October 4, 2001

[15] Previously  filed  with the  Company's  Form  10QSB for the  Quarter  ended
     September 30, 2001.

[16] Previously filed with the Company's Form 8K relative to change of accountants on November 16, 2001

[17] Previously filed with the Company'' Form 8K/A relative to change of accountants on November 21, 2001

[18] Previously filed with the Company's Form 8K relative to change of accountants on November 29, 2001

[19] Previously filed with the Company's Form 8K relative to change of accountants on May 9, 2002

[20] Previously  filed with the Company's  Form 120KSB for the fiscal year ended
     December 31, 2001

     (b) Reports on Form 8-K were filed during the quarter ended March 31, 2002 as follows:

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




                           Surgical Safety Products, Inc. (Registrant)


Date: May 31, 2002         By: /s/ R.  Paul Gray
                           ---------------------------------------
                           R.  Paul Gray
                           Secretary, Treasurer
                           and Acting Chief Financial Officer