Form 10QSB
period 2002-06-30
SURGICAL SAFETY PRODUCTS INC
filed 2002-08-21
CIK 1063530

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                      For the quarter ended: June 30, 2002

                           Commission file no. 0-24921

                         Surgical Safety Products, Inc.
                 (Name of small business issuer in its charter)

            New York                                             65-0565144
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          One Sarasota Tower, Suite 608
                 2 North Tamiami Trail, Sarasota, Florida        34236
               (Address of principal executive offices)       (Zip Code)

                    Issuer's telephone number (941) 953-9848

         Securities registered under Section 12(b) of the Exchange Act:

            Title of each class               Name of each exchange on which registered

            ___________________     None      ______________________

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)

                        Copies of Communications sent to:
                             Thomas P. McNamara Esq.
                            Thomas P. McNamara, P.A.
                      2909 Bay to Bay Boulevard, Suite 309
                              Tampa, Florida 33629
                    Tel: (813) 837-0727 - Fax: (813) 837-1532

Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                   Yes     X        No

As of June 30, 2002, there are 49,047,941 shares of voting stock of the registrant issued and outstanding, all of which have voting rights.

                                     PART I

Item 1.            Financial Statements
                      (Unaudited)

Condensed Consolidated Balance Sheet
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to the Financial Statements

The financial statements contained in this report have not been reviewed by our independent accountant using professional review standards and procedures, although a review is required for the financial statements included in this Form
10-QSB.

                         Surgical Safety Products, Inc.
                      Condensed Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

                                     ASSETS

Current assets

     Total current assets                                      $          -

Property and equipment (net of accumulated depreciation
   of $3,151)                                                        11,849

Other assets                                                         11,250

                                                               $     23,099
                                                               =============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                        $    877,507
  Convertible notes payable                                          57,500
  Deferred revenue                                                   50,000
  Stockholder advances                                              131,263
  Notes payable - shareholders                                       45,000
  Other convertible notes payable                                   341,442
  Other notes payable                                               957,000
      Total current liabilities                                   2,459,712

Stockholders' (Deficit):
  Common stock, $.001 par value, 100,000,000
   shares authorized, 49,047,941 shares
   issued and outstanding                                            49,048
   Common stock subscribed                                            1,500
  Additional paid-in capital                                      4,861,629
  Accumulated (deficit)                                          (7,348,790)
                                                                 (2,436,613)
                                                               $     23,099
                                                               =============

See the accompanying notes to the consolidated financial statements.

                         Surgical Safety Products, Inc.
                 Condensed Consolidated Statements of Operations
            Three Months and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                         Three Months                   Six Months
                                                     2002             2001          2002          2001

Revenues                                         $      6,803     $   74,480     $   13,273    $  185,839

Costs and expenses:
 Costs of revenues earned                               4,086          3,562         13,270        18,093
 Loss from impairment and disposition
  of property and equipment                            70,420          1,597         70,420        71,973
 Interest                                              29,098          7,773         57,874        20,297
 Other operating expenses                             193,251        112,778        339,437       301,653
                                                      296,855        125,710        481,001       412,016

Net (loss)                                       $   (290,052)    $  (51,230)    $ (467,728)   $ (226,177)
                                                 =============    ===========    ===========   ===========

Per share information - basic and fully diluted

Net (loss) per share                             $      (0.01)    $    (0.00)    $    (0.01)   $    (0.01)
                                                 =============    ===========    ===========   ===========

Weighted average shares outstanding                46,806,655     16,584,556     44,565,369    15,724,964
                                                 =============    ===========    ===========   ===========

See the accompanying notes to the consolidated financial statements.

                         Surgical Safety Products, Inc.
                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                          2002             2001
Cash flows from operating activities:
  Net cash (used in) operating activities            $    (96,749)     $    (130,980)

Cash flows from investing activities:
  Net cash provided by investing activities                     -             81,000

Cash flows from financing activities:
  Net cash provided by financing activities                96,500              1,500

(Decrease) in cash and cash equivalents                      (249)           (48,480)

Cash and cash equivalents, beginning of period                249             52,247

Cash and cash equivalents, end of period             $          -      $       3,767
                                                     =============     ==============

See the accompanying notes to the consolidated financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations aggregating $467,728 for the six months ended June 30, 2002 and has stockholders' and working capital deficits of $2,436,613 and $2,459,712, respectively at June 30, 2002.

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

(3) Impairment and Disposal of Long Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. During the period ended June 30,
2001, the Company's management determined that certain property and equipment was impaired and accordingly an impairment loss of $71,973 was recorded during the period. During the period ended June 30, 2002 the Company recorded a loss on the disposal of property and equipment aggregating $70,420 for which it received nominal consideration. At June 30, 2002, management believes that all of its long-lived assets are recoverable.

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

(5) Related Party Transactions

During the period ended June 30, 2002, a related entity infused $96,500 for working capital.

(6) Stockholders' (Deficit)

During the period ended June 30, 2002 the Company issued 6,723,858 shares of its common stock as full consideration for advances from a related party aggregating
$201,716 (including the $96,500 described in Note 5).

(7) Accounts Payable

During the period ended June 30, 2002 the Company defaulted on a settlement agreement with a vendor, which called for the payment of $20,000 to settle all outstanding obligations with the vendor. In the event of default of the payment the Company agreed to pay a settlement amount of $100,000. The Company charged the additional $80,000 due to the vendor to operations during the period ended
June 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations

Overview

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

The Company currently has a single product which accounts for all of its revenue generating operations. SutureMate(R), a patented, disposable, surgical assist device, was initially introduced in 1993. Its unique design facilitates the highly recommended one-handed suturing technique which is advocated by occupational safety experts. SutureMate(R) allows the surgeon to use a safer, more efficient method of surgical stitching. The product has features which include a foam needle-cushion, and a suture cutting slot.

The Company is seeking to expand its business through the acquisition of additional products or additional lines of business. There can be no assurance that the Company will be successful in its efforts.

Corporate Developments

On May 10, 2002, the Company executed an Amendment to the lease agreement on its corporate offices. These offices were leased by Core Care Delaware, Inc. a corporation formed in Delaware in February 2001 ("Core Care") that is owned by
Mr. Lyles, a Director of the Company prior to his resignation in February 2002.
The original leas began in April 2001 and the space was subleased to C5. On May
9, 2002, Core Care assigned all rights, title and interest in the lease to the
Company.

On June 7, 2002, Mr. Danielczyk resigned from the Board of Directors to pursue other business activities. Mr. Novak was elected as Chairman of the Board upon
Mr. Danielczyk's resignation. Mr. Novak was appointed Chief Executive Officer on
August 12, 2002 replacing Dr. Michael Swor who assumed the responsibility of
Vice President of Product Development on this date. Mr. Gray was appointed Chief
Financial Officer on August 12, 2002 moving from acting Chief Financial Officer position.

The Company signed a letter of intent with Scan America USA, Inc. on July 11,
2002 to effect a 50/50 merger. Scan America USA, Inc., a Florida Corporation, is a provider of Electron Beam Tomography (EBT) technology and has a mobile EBT scanner presently deployed in Tampa, Florida. The merger transaction is subject to full due diligence procedures and completion of mutually acceptable definitive agreements. The target date for the effective date of the merger is
October 31, 2002.

Results of Operations

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations aggregating $467,728 for the six months ended June 30, 2002 and has stockholders' and working capital deficits of $2,436,613 and $2,459,712, respectively at June 30, 2002.

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

Net sales for the quarter ended June 30, 2002 were $6,803 compared to $74,480 for the same period last year, a decrease of $67,677. Net sales for the six months ended June 30, 2002 were $13,273 compared to $185,839 for the same period last year, a decrease of $172,566. The decrease is attributable to reduced sales of the Company's SutureMate product during 2002 and sales of the Company's Oasis products during the 2001 periods which did not occur in 2002 as the Company decided to concentrate its efforts on SutureMate due to the lack of funding for multiple product lines and the lack of a technical staff to support the Oasis product line.

Gross profit margin for the quarter June 30, 2002 amounted to $2,717, or 40% of net sales compared to $70,918 or 95% of net sales for the same period last year.
For the six months ended June 30, 2002, gross profit margin was $3 or 0% of net sales compared to $167,746 or 90% of net sales for the same period last year.
This decrease in gross profit percentage is attributable to the sales of
SutureMate products in 2002 which carry a substantially lower gross profit margin than the Oasis products which comprised a significant percentage of the sales in 2002.

The loss on the impairment and disposition of property and equipment amounted to
$70,420 during the quarter ended June 30, 2002 as compared to $1,597 for the same period last year. The loss on the impairment and disposition of property and equipment amounted to $70,420 during the six months ended June 30, 2002 as compared to $71,973 for the same period last year. The loss during 2002 is attributable to the disposition of equipment for nominal consideration and the loss during 2001 is attributable to a write down of impaired property and equipment.

Interest expense increased by $21,325 to $29,098 for the quarter ended June 30,
2002 compared to $7,773 for the same period last year. For the six months ended
June 30, 2002 interest expense increased by $37,577 to $57,874 compared to
$20,297 for the same period in 2001. The increased expense results principally for interest recorded on notes payable related to the C5 acquisition.

Other operating expenses increased by $80,473 to $193,251 for the quarter ended
June 30, 2002 compared to $112,778 for the same period last year. For the six months ended June 30, 2002 these expenses increased by $37,784 to $339,437 compared to $301,653 for the same period in 2001. This increase is mainly due to increased payroll accruals.

Net loss for the quarter ended June 30, 2002 was $290,052 compared to $51,230 for the same period last year. For the six months ended June 30, 2002 net loss was $467,728 compared to $226,177 for the same period in 2001.

Liquidity and Capital Resources

As of June 30, 2002 the Company has no cash or current assets. In addition it has a working capital deficit of $2,459,712 on June 30, 2002.

The Company's sole source of funding during 2002 was from working capital advances from an affiliate aggregating $96,500. These advances were converted into common shares of the Company during the quarter ended June 30, 2002.

Based on its current operating plan, the Company believes that its existing resources together with cash generated from operations will not be sufficient to satisfy the Company's contemplated working capital requirements at for the next fiscal year. The Company anticipates that it will need to raise capital through the sale of equity interests or borrow funds to sustain its operations The
Company has no agreements, commitments or understandings with respect to such debt or equity financing at this time.

The Company has no commitments for capital expendatures at this time.

Forward-Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created hereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the Company's future cash resources and liquidity, further expenditures by the Company's customers, current year revenue and net income, future revenues the ability of the Company to fully exploit potential business opportunities and the impact of the Company's steps to reduce its overhead and cash commitments. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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
On March 25, 2002, the parties entered into a Stipulation of Settlement whereby the Company is to pay IBM $20,000 on or before May 31, 2002. In the event such payment is not made, IBM may enter a final judgment against the Company for
$100,000 by filing a copy of the Stipulation. On the basis of this settlement, the matter was dismissed with prejudice with the court retaining jurisdiction to enforce the settlement terms the Company failed to make the required payment and judgment was entered in the amount of $100,000. The Company is liable to IBM for
$100,000 plus statutory interest from June 1, 2002. Notwithstanding the fact that the lower amount was not paid, the Company believes that this settlement was in the best interest of the Company and its shareholders as it minimized the potential exposure should the Company have been unsuccessful at trial.

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

The Company received a demand letter for $250,000 relating to its arrangement with Sarasota Memorial Hospital as it related to certain clinical studies to be performed by Sarasota Memorial Hospital as submitted by the Company. The clinical studies were never completed by Sarasota Memorial Hospital and the amount is not believed to be owed by the Company until such studies have been initiated and completed.

The Company knows of no other legal proceedings to which it is a party or to which any of its property is the subject or any unsatisfied judgments against the Company and knows of no other material legal proceedings which are pending, threatened or contemplated.

Item 2. Changes in Securities and Use of Proceeds

        There were no changes in the Company's securities in the quarter ended June
30, 2002.

Item 3. Defaults in Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to the Security Holders for a vote during the quarter ended June 30, 2002.

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

16.5            Letter dated January 7, 2002 from Kerkering, Barbario & Co., PA to the SEC. [19]

99.1            Chief Executive Officer and Chief Financial Officer Certification
                pursuant to Section of 906 of Sarbanes-Oxley Act of 2002

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

[20] Previously filed with the Company's Form 120KSB for the fiscal year ended
December 31, 2001

     (b) Reports on Form 8-K were filed during the quarter  ended June 30, 2002 as follows:

     There were no other Form 8K filings made during this quarter.

                SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                Surgical Safety Products, Inc. (Registrant)

Date: August 20, 2002      By: /s/ R.  Paul Gray
                           R.  Paul Gray
                           Secretary, Treasurer
                           and Chief Financial Officer

