Form 10QSB
period 2002-09-30
SURGICAL SAFETY PRODUCTS INC
filed 2002-11-19
CIK 1063530

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    For the quarter ended: September 30, 2002

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

                         8374 Market Street, Number 439
                            Bradenton, Florida 34202
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (941) 953-9848

         Securities registered under Section 12(b) of the Exchange Act:

                            Name of each exchange on
             Title of each class                  which registered

                                      None
             ___________________                  _________________

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

                   Yes    X       No ___

As of September 30, 2002, there are 49,047,941 shares of voting stock of the registrant issued and outstanding, all of which have voting rights.

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

                         Surgical Safety Products, Inc.
                      Condensed Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)

                         ASSETS

Current assets

     Total current assets                                  $      3,353

Property and equipment (net of accumulated depreciation
   of $4,651)                                                    10,349

Other assets                                                     11,250

                                                           $     24,952
                                                           =============

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                    $   981,988
  Convertible notes payable                                     57,500
  Deferred revenue                                              50,000
  Stockholder advances                                         158,263
  Notes payable - shareholders                                  39,000
  Other convertible notes payable                              341,442
  Other notes payable                                          966,003

      Total current liabilities                              2,594,196

Stockholders' (Deficit):
  Common stock, $.001 par value, 100,000,000
   shares authorized, 49,047,941 shares
   issued and outstanding                                       49,048
  Common stock subscribed                                        1,500
  Additional paid-in capital                                 4,861,629
  Accumulated (deficit)                                     (7,481,421)
                                                            (2,569,244)
                                                           $    24,952
                                                           ============

See the accompanying notes to the consolidated financial statements.

                         Surgical Safety Products, Inc.
                 Condensed Consolidated Statements of Operations
         Three Months and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                     Three Months              Nine Months
                                                  2002         2001        2002          2001

Revenues                                       $     5,263   $   3,156   $   18,536    $  188,995

Costs and expenses:
 Costs of revenues earned                            4,380           -       17,650        18,093
 Loss from impairment and disposition
  of property and equipment                              -         174       70,420        72,147
 Interest                                           29,288       3,164       87,162        23,461
 Other operating expenses                          104,226      12,697      443,663       314,350
                                                   137,894      16,035      618,895       428,051

Net (loss)                                     $  (132,631)  $ (12,879)  $ (600,359)   $ (239,056)
                                               ============  ==========  ===========   ===========

Per share information - basic and fully diluted

Net (loss) per share                           $     (0.00)  $   (0.00)  $    (0.01)   $    (0.01)
                                               ============  ==========  ===========   ===========

Weighted average shares outstanding             49,047,941   20,022,889  46,059,560    18,956,190
                                               ============  ==========  ===========   ===========

See the accompanying notes to the consolidated financial statements.

                         Surgical Safety Products, Inc.
                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                     2002         2001
Cash flows from operating activities:
  Net cash (used in) operating activities         $(125,396)   $(139,130)

Cash flows from investing activities:
  Net cash provided by investing activities               -            -

Cash flows from financing activities:
  Net cash provided by financing activities         125,500       86,883

Increase (decrease) in cash and cash equivalents        104      (52,247)

Cash and cash equivalents, beginning of period          249       52,247

Cash and cash equivalents, end of period          $     353    $       -
                                                  ==========   ==========

See the accompanying notes to the consolidated financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations aggregating $600,359 for the nine months ended September 30, 2002 and has stockholders' and working capital deficits of $2,569,244 and $2,590,843 respectively at September 30, 2002.

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

(3) Impairment and Disposal of Long Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. During the period ended September
30, 2001, the Company's management determined that certain property and equipment was impaired and accordingly an impairment loss of $71,973 was recorded during the period. During the period ended September 30, 2002 the
Company recorded a loss on the disposal of property and equipment aggregating
$70,420 for which it received nominal consideration. At September 30, 2002, management believes that all of its long-lived assets are recoverable.

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

(5) Related Party Transactions

During the period ended September 30, 2002, a related entity infused $96,500 for working capital.

(6) Stockholders' (Deficit)

During the period ended September 30, 2002 the Company issued 6,723,858 shares of its common stock as full consideration for advances from a related party aggregating $201,716 (including the $96,500 described in Note 5).

(7) Accounts Payable

During the period ended September 30, 2002 the Company defaulted on a settlement agreement with a vendor, which called for the payment of $20,000 to settle all outstanding obligations with the vendor. In the event of default of the payment the Company agreed to pay a settlement amount of $100,000. The Company charged the additional $80,000 due to the vendor to operations during the period ended
September 30, 2002.

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
December 31, 2002.

Results of Operations

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations aggregating $600,359 for the nine months ended September 30, 2002 and has stockholders' and working capital deficits of $2,569,244 and $2,590,843 respectively at September 30, 2002.

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

Net sales for the quarter ended September 30, 2002 were $5,263 compared to
$3,156 for the same period last year, an increase of $2,107. Net sales for the nine months ended September 30, 2002 were $18,536 compared to $188,995 for the same period last year, a decrease of $170,459. The decrease is attributable to reduced sales of the Company's SutureMate product during 2002 and sales of the
Company's Oasis products during the 2001 periods which did not occur in 2002 as the Company decided to concentrate its efforts on SutureMate due to the lack of funding for multiple product lines and the lack of a technical staff to support the Oasis product line.

Gross profit margin for the quarter September 30, 2002 amounted to $883, or 17%
of net sales compared to $3,156 or 100% of net sales for the same period last year. For the nine months ended September 30, 2002, gross profit margin was $886 or 5% of net sales compared to $170,912 or 90% of net sales for the same period last year. This decrease in gross profit percentage is attributable to the sales of SutureMate products in 2002 which carry a substantially lower gross profit margin than the Oasis products which comprised a significant percentage of the sales in 2002.

The loss on the impairment and disposition of property and equipment amounted to
$70,420 during the nine months ended September 30, 2002 as compared to $72,147 for the same period last year. The loss during 2002 is attributable to the disposition of equipment for nominal consideration and the loss during 2001 is attributable to a write down of impaired property and equipment.

Interest expense increased by $26,124 to $29,288 for the quarter ended September
30, 2002 compared to $3,164 for the same period last year. For the nine months ended September 30, 2002 interest expense increased by $63,701 to $87,162 compared to $23,461 for the same period in 2001. The increased expense results principally for interest recorded on notes payable related to the C5 acquisition.

Other operating expenses increased by $91,529 to $104,226 for the quarter ended
September 30, 2002 compared to $12,697 for the same period last year. For the nine months ended September 30, 2002 these expenses increased by $129,313 to
$443,663 compared to $314,350 for the same period in 2001. This increase is mainly due to increased payroll accruals.

Net loss for the quarter ended September 30, 2002 was $132,631 compared to
$12,879 for the same period last year. For the nine months ended September 30,
2002 net loss was $600,359 compared to $239,056 for the same period in 2001.

Liquidity and Capital Resources

As of September 30, 2002 the Company has minimal cash or current assets. In addition it has a working capital deficit of $2,590,843 on September 30, 2002.

The Company's sole source of funding during 2002 was from working capital advances from an affiliates and shareholders aggregating $131,500. Certain of these advances were converted into common shares of the Company during the nine months ended September 30, 2002.

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

The Company has no commitments for capital expenditures at this time.

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

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the
Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the
Company'sdisclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

             PART II

Item 1. Legal Proceedings.

On March 13, 2001, IBM served the Company with a Summons and Complaint in an action entitled International Business Machines v. Surgical Safety Products Inc.
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
In a case entitled Salu, Inc. v. Salud.com, Inc. and Millennium Health
Communications, Inc., Case No. 00-3877-CIV, the plaintiff has listed four (4)
causes of action alleging Infringement of a Registered Trademark under 15 USC
ss.1114, Infringement of a Registered Trademark under 15 USC ss.1125(a),
Dilution of a Famous Mark and Violations of Common Law Trademark Rights. The
plaintiff is seeking declaratory and injunctive relief; transfer or forfeiture of the domain name, monetary damages, an accounting and treble damages and other damages permitted under 15 USC ss.1117. The plaintiff's complaint was never served and the first amended complaint that was served in the spring 2001 did not include MHC. The defendant made a motion to dismiss that was denied and thereafter filed an answer with affirmative defenses. It then brought a motion for summary judgment on the basis that the word "salud" means health in Spanish and therefore there is no basis for an infringement claim for the use in the domain name. While the motion was pending, the plaintiff filed a second amended complaint in August 2001 adding MHC. The court ruled that the summary judgment was moot in light of the second amended complaint. MHC filed an answer with affirmative defenses and the defendants renewed their motion for summary judgment to which is attached affidavit evidence from language experts as to the common usage of the word "salud" in Spanish. Prior to a determination on the motion and during the first quarter of 2002, the parties settled. The parties agreed that C5 would insert a disclaimer on its websites that it was not associated with any of the SALU websites or company. There were no damages paid by to any party. The court retained jurisdiction to oversee the agreed settlement. The Company believes this settlement resolves satisfactorily for the
Company finally all issues relative to the use of its domain name.

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
30, 2002.

Item 3. Defaults in Senior Securities

 None

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the Security Holders for a vote during the quarter ended September 30, 2002.

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

[20] Previously filed with the Company's Form 120KSB for the fiscal year ended
     December 31, 2001

     (b) Reports on Form 8-K were filed during the quarter  ended September 30, 2002 as follows:

     There were no other Form 8K filings made during this quarter.

        SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

        Surgical Safety Products, Inc. (Registrant)

Date: November 18, 2002    By: /s/ R. Paul Gray
                           R. Paul Gray
                           Secretary, Treasurer
                           and Chief Financial Officer

CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
        SARBANES-OXLEY ACT OF 2002

I, Tim Novak, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Surgical Safety Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of
Surgical Safety Products, Inc. as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for Surgical
Safety Products, Inc. and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Surgical Safety Products, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of Surgical Safety Products, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to Surgical Safety
Products, Inc.'s auditors and the audit committee of Surgical Safety Products,
Inc.'s board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Surgical Safety Products, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Surgical Safety Products, Inc.'s internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/s/    Tim Novak
Tim Novak
Chief Executive Officer
November 18, 2002

