Form 10QSB/A
period 2002-06-30
SURGICAL SAFETY PRODUCTS INC
filed 2003-04-07
CIK 1063530

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                      For the quarter ended: June 30, 2002

                           Commission file no. 0-24921

                         Surgical Safety Products, Inc.
                 (Name of small business issuer in its charter)

            New York                                             65-0565144
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           8374 Market St., Suite 439 Bradenton, Florida         34202
               (Address of principal executive offices)       (Zip Code)

                    Issuer's telephone number (941) 360-3039

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

                   Yes     X        No

As of March 31, 2003, there are 50,641,501 shares of voting stock of the registrant issued and outstanding, all of which have voting rights.

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

(8) Subsequent Events

The following events occurred subsequent to June 30, 2002 and September 30, 2002.

In December 2002, the Company extinguished a related party note of $500,000, a related party note of $475,006 and related party accrued interest of $68,431.
The extinguishment resulted from the dissolution of the related party as a legal company and with no legal standing in the states in which it transacted business. All known registered agent representatives were contacted and indicated their resignation with no successor being identified.

At December 3,1 2002, the Company was obligated under an employment agreement with its chief executive officer, which required the payment of an annual salary of $100,000 and certain benefits. The agreement was terminated on March 31,
2002, which coincided with the officer's personal efforts being allocated and directed to other business ventures outside of the Company.

On August 12, 2002 and effective June 1, 2002, the Board of Directors passed a resolution regarding employment arrangement with its newly appointed chief executive officer and chief financial officer. The Board resolved that such arrangement be for an annual salary of $150,000 for each officer. The agreements may be terminated for any reason; if the Company elects to do so without cause, then the officers will be entitled to compensation and benefits for a period of ninety days.

In May 2002, the Company entered a lease expiring on March 31, 2006. This lease was terminated on October 29, 2002 and all future obligations were released in exchange for a promissory note totaling $33,009, which included termination and related fees. This note is due on October 29, 2003 and accrues interest at 6%
per annum.

On February 7, 2001, the Company executed a loan cancellation and settlement agreement effectively terminating a line of credit agreement. Until fully converted, the remaining balance of the notes and accrued interest ($341,442 at
December 31, 2001) would accrue interest at 8%. On December 15, 2002 the loan and accrued interest balance was completely converted into common stock at
$0.375 per share and the note was returned to the company on that date terminating all related obligations associated with this line of credit agreement.

The letter of intent signed with Scan America USA, Inc. on July 11, 2002 to effect a 50/50 merger (see Corporate Developments) expired on December 31, 2002 and was not renewed.

The Company is negotiating to settle a contingent liability with a health care provider. The provider had agreed to perform clinical testing of ten surgical or medical products submitted by the Company during the period ended January 31,
2003 in exchange for total consideration of $250,000. No products have been submitted for testing, however pursuant to the agreement, the $250,000 remains due and payable as of January 31, 2003. No amounts have been accrued under this arrangement as of June 30, 2002 pending resolution of the negotiations.

As of December 31, 2002 all property and equipment had been disposed of or has been written off due to impairment.

On March 31, 2003, the Company's Board of Directors authorized and approved several resolutions as follows:

        o The creation of a 2003 Stock Compensation Plan and filing of Form
          S-8 to register the shares under the 2003 Stock Compensation
          Plan.
        o The authorization of a Series A Preferred Stock consisting of
          4,000,000 shares.
        o Issuance of 2,660,000 of Series A Preferred Stock in
          consideration of accrued and unpaid salary totaling $200,000 to two officers of the Company.
        o Issuance of 1,330,000 of Series A Preferred Stock in
          consideration of $100,000 cash by an individual investor.
        o The incorporation of a subsidiary to be known as Power3 Medical,
          Inc. to be incorporated under the laws of the state of Nevada as a wholly owned subsidiary.
        o Resolved that the Company enter a merger with and into its wholly owned subsidiary known as Power3 Medical, Inc.

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

The Company signed a letter of intent with Scan America USA, Inc. on July 11,
2002 to effect a 50/50 merger. The letter of intent expired as of December 31,
2002 and was not renewed.

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

                           Surgical Safety Products, Inc. (Registrant)

Date: April 4, 2003        By: /s/ R.  Paul Gray
                           R.  Paul Gray
                           Secretary, Treasurer
                           and Chief Financial Officer

CERTIFICATIONS

I, R. Paul Gray, certify that:

1.  I have reviewed this quarterly report on Form 10QSB of Surgical Safety Products, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. I and the issuer's other certifying officers are responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

        (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

        (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of _______________ [a date within 90 days prior to the filing date of the report] ("Evaluation Date"); and

        (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5. I and the issuer's other certifying officers have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

        (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

        (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. I and the issuer's other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 4, 2003

/s/ R. Paul Gray
    R. Paul Gray
    Chief Financial Officer

CERTIFICATIONS

I, Timothy Novak, certify that:

1.  I have reviewed this quarterly report on Form 10QSB of Surgical Safety Products, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. I and the issuer's other certifying officers are responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

        (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

        (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of _______________ [a date within 90 days prior to the filing date of the report] ("Evaluation Date"); and

        (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5. I and the issuer's other certifying officers have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

        (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

        (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. I and the issuer's other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 4, 2003

/s/ Timothy Novak
    Timothy Novak
    Chief Executive Officer

