Form 10QSB/A
period 2002-09-30
SURGICAL SAFETY PRODUCTS INC
filed 2003-04-07
CIK 1063530

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

(5) Related Party Transactions

During the period ended September 30, 2002, a related entity infused $96,500 for working capital in exchange for common stock.  In addition, we received additional working capital advances of approximately $40,000 from certain stockholders during the three months ended September 30, 2002.

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
September 30, 2002.

(8) Subsequent Events

The following events occurred subsequent to June 30, 2002 and September 30, 2002.

In December 2002, the Company with the extinguished a related party note of
$500,000, a related party note of $475,006 and related party accrued interest of
$68,431. The extinguishment has resulted from the dissolution of the related party as a legal company and with no legal standing in the states in which it transacted business. All known registered agent representatives were contacted and indicated their resignation with no successor being identified.

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

/s/R. Paul Gray
R. Paul Gray
Chief Financial Officer
April 4, 2003

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

/s/    Tim Novak
Tim Novak
Chief Executive Officer
April 4, 2003

