Form 10KSB
period 2002-12-31
SURGICAL SAFETY PRODUCTS INC
filed 2003-04-15
CIK 1063530

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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
                           Franklin, Cardwell & Jones
                                  Larry Wilson
                         1001 McKinney Street 18th Floor
                              Houston, Texas 77002
                                  713-222-6025

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

        State issuer's revenues for its most recent fiscal year. $18,536.

        Of the 50,641,501 shares of issued and outstanding shares of voting stock of the registrant issued and outstanding as of April 14, 2003, 24,316,719 shares are held by non-affiliates. The Company is quoted on the OTC under the symbol
"SSPD". On April 14, 2003, the closing price was $0.007. Accordingly, the aggregate market value based of the non-affiliate shares based upon this closing price as of April 14, 2003 was $170,217.

                       DOCUMENTS INCORPORATED BY REFERENCE

        On April 7, 2003 a pre 14c was filed with the Securities and Exchange
Commission, which provided preliminary disclosure of a re-incorporation, restructuring and merger transaction approved by the board of directors of the
Company on March 31, 2003. This information has been incorporated by reference in Items 1 and 4 of Part I and Item 10 of Part III.

                                TABLE OF CONTENTS

PART I

Item 1.           Description of Business                                    4

Item 2.           Description of Property                                    15

Item 3.           Legal Proceedings                                          15

Item 4.           Submission of Matters to a Vote of Security Holders        16

PART II

Item 5.           Market for Common Equity and Related Shareholder
                  Matters                                                    17

Item 6.           Management's Discussion and Analysis or Plan of
                  Operation                                                  18

Item 7.           Consolidated Financial Statements                          26

Item 8.           Changes and Disagreements with Accountants on Accounting
                  And Financial Disclosure                                   44

PART III

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act                                               44

Item 10.          Executive Compensation                                     46

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management                                                 53

Item 12.          Certain Relationships and Related Transactions             53

Item 13.          Exhibits and Reports on Form 8K                            56

Item 14.          Controls and Procedures                                    58

                                     PART I

Item 1. Description of Business.

        (a) Business Development

        Surgical Safety Products, Inc. (the "Company" or "Surgical") is
incorporated in the State of New York and qualified to do business as a foreign corporation in the State of Florida. Surgical Safety Products, Inc. originally was incorporated under the laws of the State of Florida on May 15, 1992. On
November 28, 1994 the Company merged into Sheffeld Acres Inc., a New York corporation, which had approximately 1,100 shareholders, but had never commenced operations. Although Sheffeld Acres, Inc. was technically the surviving entity, the Company changed its name after the merger to Surgical Safety Products, Inc.
Articles of Merger were filed with the State of Florida on October 12, 1994 and a Certificate of Merger was filed with the State of New York on February 8,
1995. The Company filed to do business as a foreign corporation on April 11,
1995 in the State of Florida. The Company's Common Stock is quoted on the OTC
Bulletin Board under the symbol "SSPD". The Company's corporate mailing address is 8374 Market Street, Number 439, Bradenton, Florida 34202, its telephone number is (941) 360-3039 and its facsimile number is (941) 360-3039.

        The Company has two wholly owned subsidiaries which includes; C5 Health,
Inc., a private Delaware corporation and Power3 Medical, Inc., a private Nevada corporation. Power3 Medical, Inc. was formed on March 31, 2003 and as described following as a re-incorporation and merger into and with the Company and shall be the name of the surviving entity.

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

The Company was relatively inactive during much of 2002 as it sought a merger partner and/or working capital to carry out its business plan. The Company currently has a single product which accounts for all of its revenue generating operations. SutureMate(R), a patented, disposable, surgical assist device, was initially introduced in 1993. Its unique design facilitates the highly recommended one-handed suturing technique, which is advocated by occupational safety experts. SutureMate(R) allows the surgeon to use a safer, more efficient method of surgical stitching. The product has features, which include a foam needle-cushion, and a suture cutting slot.

        The Company is seeking to expand its business through the acquisition of additional products or additional lines of business. There can be no assurance that the Company will be successful in its efforts.

The Company has other products including patented medical devices and other non-patented digital products which to date have not been fully developed and have not created significant revenue. It is anticipated by the Company's management that these products will never be developed to a state of commercial significance or viability.

        Corporate Developments

        In December 1999, the Company entered into an agreement with an investment-banking firm (lender) to obtain a convertible secured line of credit in the amount of $5,000,000. On February 7, 2001, the Company executed a loan cancellation and settlement agreement effectively terminating the line of credit agreement. Pursuant to the termination agreement, the remaining balance of the debt as of such time was to continue to accrue interest at 8% until the notes and related accrued interest were fully converted. At December 31, 2001, the balance of the notes and accrued interest was $341,442; this amount, and additional interest of $19,893 earned by the lender in 2002, was converted to
843,560 shares of the Company's common stock on December 15, 2002.
Simultaneously, the note was returned to the Company thereby terminating all related rights and obligations (including the rights of the lender to exercise certain warrants that had been granted during the term of the loan).

        On May 22, 2001, C5 Health, Inc., now a wholly owned subsidiary of the
Company, acquired certain assets from Millennium Health Communications, Inc.
(MHC) including furniture and fixtures, computer equipment, and approximately
315 domain names under an asset purchase agreement that was amended on September
1, 2001. Under the agreement with MHC, payment for the acquired assets was made by the issuance of two (2) secured promissory notes under which title to the acquired assets is subject to a security interest held by MHC. The notes were in the face amount of $500,000 and $460,000 and the due date had been extended to
December 31, 2002. MHC's corporate status in Virginia and Delaware was revoked in 2002 and the registered agent of record has officially resigned. Although the
Company made diligent efforts to contact MHC for final resolution of the outstanding notes, no persons would represent MHC in these matters, and there is no remaining entity in which to transact business, therefore the Company considers these notes to be extinguished effective December 31, 2002. The
Company has recorded these extinguishments as increases in additional paid-in capital because of the relationship between the prior owners of Millennium and certain stockholders of the Company.

        In May 2002, the Company entered a lease expiring May 2006 for its corporate offices for a monthly lease obligation of $4,500. This lease was terminated on October 26, 2002 and all future obligations were released in exchange for a promissory note totaling $33,009, which included termination and all related fees. The promissory note is due October 29, 2003 and accrues interest a 6% per annum.

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
Dr. Swor's accrued but unpaid salary amounted to $93,150 and this was converted into 4,657,500 shares of restricted Common Stock based upon the applicable price on June 1, 2001. Under this arrangement, Dr. Swor accrued $58,333 in salaries in
2001 and $25,000 in the first quarter of 2002, both of which amounts remain unpaid and are presently due to the former officer and director. Dr. Swor turned the majority of his efforts to other business activities and the arrangement ended effective March 31, 2002. Dr. Swor officially relinquished his Acting CEO title to Timothy S. Novak August 8, 2002, and subsequently resigned from the board of directors in February 2003.

        On August 12, 2002 and effective June 1, 2002, the board of directors passed a resolution regarding employment arrangement with its newly appointed chief executive officer, Timothy S. Novak and chief financial officer, R. Paul
Gray. The Board resolved that such arrangement be for an annual salary of
$150,000 for each officer. The agreements may be terminated for any reason; if the Company elects to do so without cause, then the officers will be entitled to compensation and benefits for a period of ninety days. Under these agreements the officers had accrued $125,000 as of March 31, 2003, which remains unpaid. On
March 31, 2003, each officer converted $100,000 of this accrued and unpaid salary in consideration for issuance of preferred stock as described following.

        On March 31, 2003, the Company's board of directors authorized and approved several resolutions. These resolutions include: The creation of a 2003 Stock
Compensation Plan and filing of Form S-8 to register the shares under the 2003
Stock Compensation Plan, the authorization of a Series A Preferred Stock consisting of 4,000,000 shares, issuance of 2,660,000 of Series A Preferred
Stock in consideration of accrued and unpaid salary totaling $200,000 to officer's Tim Novak and Paul Gray of the Company, issuance of 1,330,000 of
Series A Preferred Stock in consideration of $100,000 cash by a private investor and shareholder of the Company, the incorporation of a subsidiary to be known as
Power3 Medical, Inc. which has been incorporated under the laws of the state of
Nevada as a wholly owned subsidiary of the Company and the Company has entered a merger agreement with and into its wholly owned subsidiary known as Power3
Medical, Inc. expected to be effective May 19, 2003. These actions have been fully described and reported in a pre 14c filing made to the Securities and
Exchange Commission on April 7, 2003 as incorporated by reference into this document.

        On March 31, 2003 the Company entered a series of consultant relationships to assist in business development and company and product acquisitions. These consultant agreements are encompassed in the 2003 Stock Compensation Plan as described in preceding paragraph. These consultants will receive warrants for
8,000,000 shares of common stock registered under a contemplated S-8 filing described above.

        The Company signed a letter of intent with Scan America USA, Inc. on July
11, 2002 to affect a 50/50 merger. Scan America USA, Inc., a private Florida corporation is a provider of electron beam tomography (EBT) technology and has a mobile EBT scanner presently deployed. This letter of intent was subsequently terminated in the first quarter of 2003.

        In 2002, Dr. Robert Lyles, David Swor, William Danielczyk and James Stuart
resigned from the board of directors. Timothy S. Novak was elected chairman of the board replacing Mr. Danielczyk and CEO replacing Dr. Swor who was the acting
CEO . Dr. Swor resigned from the board of directors in Feb 2003. Mr. Gray moved from acting Chief Financial Officer to Chief Financial Officer on August 12,
2002.

        During 2002, Reli-Communications, Inc., a private Virginia corporation which was substantially controlled by William P. Danielczyk, former board chairman of the Company, invested a total of $ $96,500 in the Company for which the Company issued 3,216,000 shares of its common stock for this purchase along with 3,507,000 shares issued for previously subscribed common stock.

        At December 31, 2002, the Company was indebted to Dr. Swor for $41,563 of advances he made on behalf of the Company that bear interest at the fixed rate of 10% per annum that are due on demand. In addition, the Company is indebted to
Dr. Swor in the amount of $101,700 representing advances to the Company. These advances are unsecured, non-interest bearing and due on demand.

        At December 31, 2002, unsecured promissory notes were due to Mr. Novak in the amount of $22,000 and Mr. Gray in the amount of $17,000. These notes accrue interest at 9.5% per annum are unsecured and are due on demand.

        At December 31, 2002, the Company owed Dr. Swor accrued salary of $83,333,
Mr. Novak accrued salary $145,000, Mr. Gray accrued salary of $87,500 and a former officer of C5 Health, Inc. $30,000 in accrued salary

        (b) Business of Issuer.

In the last several years, the Company had maintained several operating divisions to encompas their various products and services. These included an
Information Systems Division and Medical Products Division. These are no longer distinct divisions as most of the products are no longer considered commercially viable by management. The only remaining viable product is SutureMate as discussed following.

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
SutureMate(R)allows the surgeon to use a safer, more efficient method of surgical stitching. The product has features which include a foam needle-cushion, and a suture cutting slot.

        SutureMate(R)was re-designed in late 1998 and has been re-released since demand has increased due to statutory changes relating to needlestick injuries.
Legislation has been adopted at both the federal and state level. An overview of state needle safety legislation can be viewed at www.cdc.gov/niosh/ndl-law.html.
This legislation essentially requires state agencies with employees at risk to implement needleless systems and sharps with engineered sharps injury protection in order to prevent the spread of bloodborne pathogens in the workplace.

        The product was re-engineered and updated after feedback from over 4,000 surgeons and surgical technologists who used or reviewed the product since its inception. As a result of the re-design, the Company believes that there are new clinical advantages and that the product can be produced at a significantly lower manufacturing cost. These beliefs are based on the fact that the re-design includes a tent-like configuration with a hidden cutting device contained between the adhesive base and the holding device. This allows the surgeon to separate the needle from the suture without a scrub nurse intervening with a scissor. The cost reduction will result from the fact that the original version cost approximately $6.00 per unit while the new version costs approximately
$1.10 per unit including packaging and sterilization, allowing it to be marketed in the $4 to $6 range which is more in keeping with pricing for a disposable product. Due to its acceptance by user and quality standards, SutureMate(R)is a
"proven" product that complies with current legislation.

        On Feb 13, 2001, the Company announced an agreement with DeRoyal
Industries, Inc. ("DeRoyal")to distribute SutureMate(R)worldwide. DeRoyal is the largest privately held healthcare supplier of safety devices with over 250 sales representatives worldwide. Formed in 1973, DeRoyal is a international, vertically-integrated supplier of institutional and consumer healthcare products and services, with 27 subsidiaries and affiliates in seven states (California,
Florida, Georgia, Oklahoma, South Carolina, Tennessee, and Virginia) and ten
countries (Canada, Costa Rica, England, Estonia, Germany, Ireland, Italy, the
Netherlands, Sweden and the United States). DeRoyal's four business units, Acute
Care, Patient Care, Wound Care and OEM (original equipment manufacturer) produce more than 25,000 products, including: rehabilitation and therapy products, sports medicine supports, orthopedic bracing and supports, fiberglass and plaster casting; wound care dressings; unitized surgical delivery systems, including TracePak and custom procedural trays; surgical accessories; neonatal, labor and delivery products; angiographic, endoscopic, anesthesia and temperature monitoring products; as well as manufacturing services in plastics, textiles, electrical manufacturing, converting and sterilization. DeRoyal introduced the re-designated SutureMate(R)at AORN in March, placed an order for
8,000 units for which the Company was paid when it made delivery in May 2001.
DeRoyal carries SutureMate(R)in its surgical safety assessory line, which is being highly promoted in the current environment of blood borne pathogen concern and increased safety legislation. In 2002, orders for SutureMate totaled approximately 10,000 units and 5,000 units in the 1st quarter of 2003.

        The Company continues to ship this product. Currently, the re-designed
SutureMate(R)is manufactured by the Hansen Plastic Division of Tuthill
Corporation at their plant located in Clearwater, Florida ("Tuthill"). The
Company is continuing the process of negotiating additional manufacturing sources and original equipment manufacturer sales.

Business Strategy

        The Company's business strategy, which is dependent upon obtaining sufficient additional financing, is to enhance the commercialization of its existing product and to aggressively look for appropriate product and company acquisitions. The Company remains committed to providing innovative products and services within the healthcare industry. The Company's current revenues are based soley upon upon the sale of SutureMate(R). The Company's revenues are dependent on the volume of sales from its products.

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

        The arrangement with DeRoyal provides for the worldwide distribution of
SutureMate(R). An order of 10,000 pieces was made in 2002 and in the 1st Quarter
2003, DeRoyal placed an order for 5,000 pieces.

Competition

        There is intense competition in the markets in which the Company engages in business. However, the Company believes that there is relatively little competition for its products, developed and undeveloped, at this time.

        Notwithstanding its innovative product line, there are many major companies which could compete with the Company due to their size and market share in the medical products area. The Company believes that these major companies will continue their efforts to develop and market competitive devices and products.

        There is intense competition in sales of products for use in gynecological, spinal, vascular, cardiovascular, interventional cardiology, breast biopsy, urologic, orthopedic and oncological procedures. A broad range of companies, presently offer products or are developing products for the use in such procedures. Many of these companies have significantly greater capital than the
Company and are expected to devote substantial resources to the development of newer technologies, which would be competitive with products, which the Company may offer. There are also a number of smaller companies, which offer such products which present additional competition.

        The Company's principal methods of competing are the development of innovative products, the performance and breadth of its products, its technically trained sales force, and its educational services, including sponsorship of training programs. Most of the Company's potential major competitors have greater financial resources than the Company. Some of its potential competitors have engaged in substantial price discounting and other significant efforts to gain market share, including bundled contracts for a wide variety of healthcare products with group purchasing organizations. In the current healthcare environment, cost containment has become a significant factor in purchasing decisions by hospitals. Additional cost effectiveness was one of the principle factors in the redesign of SutureMate(R).

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

Sources and Availability of Raw Materials

        Raw materials necessary for the manufacturer of parts, components and packaging supplies for all of the Company's products manufactured by the Medical
Products Division are readily available from numerous third-party suppliers.

        The Company does not rely on any other principal suppliers for any of its raw materials. However, with regard to SutureMate(R), the Company has received a price quotation from Tuthill Plastics, Inc. for the manufacture of the redesigned SutureMate(R).

Dependence on Major Customers

        SutureMate(R)sales are currently principally reliant upon DeRoyal and in-house distribution and re-establishment of various distribution arrangements for generating revenues for this product. Changes in state laws have increased the attractiveness of this product.

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

Patents, Copyrights and Trademarks

        Patents are significant to the conduct of the Company's business. The
Company owns four (4) patents on two (2) products; U. S. Patent No. 4,969,893 issued on November 13, 1990, U. S. Patent No.'s Des. 353,672 issued on December
20, 1994 and U.S. Patent No. 5,385,569 issued on January 31, 1995, each for
SutureMate(R)and United States Patent No. 5,364,375, was issued on November 15,
1994 for Prostasert?. Dr. Swor was the inventor who originally secured the patents which he later assigned to the Company in exchange for stock.

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

Cost of Research and Development

        For fiscal years 2002 and 2001, the Company expended $0 of its revenues, respectively, on research and development. These expenditures represented 0%, respectively, of the total revenues of the Company for such fiscal years. The principal decrease in the cost of research and development for these years are based upon the fact that the Company had insufficient capital in 2002 and 2001 to perform such activities.

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

Employees and Consultants

        As of December 31, 2002, the Company employed two (2) persons on a full time basis via employment contracts effective June 1, 2002 for Mr. Novak and Mr.
Gray. None of these employees are represented by a labor union for purposes of collective bargaining.

        On March 31, 2003 the Company entered a series of consultant relationships to assist in business development and company and product acquisitions. These consultant agreements are encompassed in the 2003 Stock Compensation Plan as described in pre 14c as filed with the Securities and Exchange Commission on
April 7, 2003 as incorporated by reference into this document.

Item 2. Description of Property

        The Company's mailing address is 8374 Market Street #439, Bradenton,
Florida, its telephone and fax number is (941) 360-3039.

        The executive offices were leased by Core Care beginning April 2001 and subleased to C5. On May 9, 2002, Core Care assigned all rights, title and interest in the lease to the Company. On May 10, 2002, the Company executed an
Amendment to the Lease Agreement with the landlord. As a result, part of the space under the lease was surrendered to the landlord on June 1, 2002. Under the terms of the lease as amended, commencing June 1, 2002, the Company was obligated to pay a monthly rental of approximately $4,500 for approximately
2,200 square feet of office space. This office lease was terminated October 26,
2002, furniture and computers were sold, and financial records were put into storage at the home offices of the company officers.

        The Company owns no real property and the balance of the remaining personal property consisting of furniture, fixtures and equipment and leasehold improvements where disposed of prior to exiting the corporate office lease arrangement.

Item 3. Legal Proceedings

        On March 25, 2002, the Company agreed to pay IBM $20,000 on or before May
31, 2002 as settlement for certain litigation. The settlement was predicated on the Company paying this amount by May 31, 2002. However, the Company was unable to pay these funds, and as such, the settlement amount was increased to $100,000 plus interest commencing June 1, 2002. The Company is liable to IBM for $100,000 plus statutory interest from June 1, 2002 as it has missed its threshold payment date. The Company believes that this settlement was in the best interest of the
Company and its shareholders as it minimized the potential exposure should the
Company have been unsuccessful at trial. The Company charged the additional
$80,000 due to the vendor to operations during 2002.

On January 30, 1998, the Company entered into an agreement with a health care provider (the "Provider") in which the Provider was to perform clinical testing of ten surgical or medical products submitted by the Company. The agreement, which has been personally guaranteed by the Company's predecessor CEO, expired on January 30, 2003 and required the Company to pay the Provider a fixed amount of $25,000 for each of the ten studies. The agreement further provided that the
Company was obligated to pay the $250,000 even if the Company elected to forego having the Provider perform the clinical testing. The Company has not submitted any products for clinical testing during the term of the agreement and/or paid any amounts due under this arrangement. For various reasons, the Provider has effectively agreed to waive their rights under the agreement provided that the
Company either (1) enters into a new profit participation agreement with the
Company under which the Provider would receive no less than $250,000 within a four year period commencing on the date of such agreement or (2) makes an immediate payment of $50,000 to the Provider. As a result thereof, the Company has recorded a $50,000 liability as of December 31, 2002, which amount represents the probable amount of the liability existing at such time. If the
Company elects to enter a new profit participation agreement, the new agreement is expected to retain the existing personal guaranty of the Company's previous
CEO.

        The Company knows of no other legal proceedings to which it is a party or to which any of its property is the subject or any unsatisfied judgments against the Company and knows of no other material legal proceedings which are pending, threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to the vote of the security holders during the fourth quarter 2002 or at any time during 2002. As described in a pre 14c as filed with the Securities and Exchange Commission on April 7, 2003, and
incorporated by reference, there will be certain actions requiring security holder vote during the 2nd quarter 2003.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information.

        The Common Stock of the Company is quoted on the OTC Bulletin Board under the symbol "SSPD". The high and low bid information for each quarter for the years ending December 31, 2001 and 2002 are as follows:

         Quarter                   High Bid   Low Bid   Average Bid

         First Quarter 2001           .24       .08         .16
         Second Quarter 2001          .10       .01         .055
         Third Quarter 2001           .04       .01         .025
         Fourth Quarter 2001          .06       .01         .035
         First Quarter 2002           .013      .013        .013
         Second Quarter 2002          .0001     .0001       .0001
         Third Quarter 2002           .009      .009        .009
         Fourth Quarter 2002          .018      .018        .018

        The quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions.

        (b) Holders

        As of December 31, 2002, the Company had 1,117 shareholders of record of its 49,891,501 shares of issued and outstanding shares of voting stock of the registrant issued and outstanding as of December 31, 2002. As of the date hereof, the Company has outstanding options to purchase 318,000 shares of Common
Stock at an average price of $0.25 per share. Of the Rule 144 shares, a total of
26,324,782 are held by affiliates of the Company of which all shares have been held by affiliates of the Company for more than one (1) year.

        In 2002, 3,216,000 of unregistered shares were issued as a result of purchase of common shares for $96,500.

        (c) Dividends

        The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

        There are no limitations on the ability of the Company to declare dividends; except those set forth in New York Statutess.510, which prohibits dividends if the Company is insolvent or would be made insolvent by the declaration of a dividend and all dividends must be made out of surplus only.

        (d) Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain information, as of December 31,
2002, with respect to compensation plans (including individual compensation arrangements) under which our equity securities.

                             Number of securities to       Weighted-average         Number of securities remaining
                             be issued upon exercise       exercise price of     available for future issuance under
                             of outstanding options,     outstanding options,         equity compensation plans
                               warrants and rights        warrants and rights     (excluding securities reflected in
                                                                                             column (a))
                                       (a)                        (b)                            (c)

Equity compensation plans               0                         N/A                             0
approved by
securityholders

Equity compensation plans            318,000                     $0.25                            0
not approved by
securityholders

          Total                      318,000                     $0.25                            0

        The material features of the equity compensation plans reflected in the foregoing table are described in Note 8 to our financial statements contained in
Item 7 of this Annual Report on Form 10-KSB, under the caption "Stock Options
Plans".

Item 6. Management's Discussion and Analysis or Plan of Operation

Discussion and Analysis

        The Company was founded in 1992 to combat the potential spread of bloodborne pathogenic infections such as HIV and hepatitis. It has broadened its mission to research, develop, manufacturing, marketing and selling medical products and services to the healthcare community.

        The Company was in the development stage until 1993 when it began commercial shipments of SutureMate(R), its first product. During much of 2002 and 2001 the Company was relatively inactive as it sought a revenue merger partner. There can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. Moreover, the Company expects to continue to incur operating losses through at least December 31,
2004, and there can be no assurance that losses will not continue after such date.

        As discussed in the Company's financial statements for the fiscal year ended December 31, 2002, the operating losses incurred by the Company, and various other matters, raises doubt about its ability to continue as a going concern. During 2002, the Company's reduced operations were funded by bridge
--loans and residual sales and the Company's net loss continued. This period of severe working capital constraints caused a significant strain on the Company's management, financial and other resources. As a result of the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

        The Company's plan of operations for the next twelve months is to focus on identification and merger with a significant revenue producing company.

        In the short term, to fund operations through fiscal 2003, the Company will be relying upon its revenues and will be seeking additional funds from strategic alliances with potential clients, its shareholders, and other third party lenders and/or investors.

        As discussed in Note 2 to the Financial Statements for the period ended
December 31, 2002, if the financing referred to above is not secured, the recoverability of the recorded asset amounts may be impaired.

        The Company requires between $1 and $5 million in additional capital in the form of debt or equity to fund the continued operations and merger and acquisition activities.

Results of Operations - Full Fiscal Years

Revenues

        To date, a limited number of customers and distributors have accounted for substantially all of the Company's revenues with respect to product sales. For fiscal years ending December 31, 2002 and 2001, the Company derived approximately all of its revenue from sales of SutureMate.

        The Company anticipates that the main focus of its selling efforts will be to focus on the sale of SutureMate(R). The Company intends to continue to sell its products to a relatively small group of medical products distributors with the objective of having its products distributed on a larger national and international scale. Recent legislation regarding needlestick injuries is expected to increase demand for the SutureMate(R)product. The Company has entered into worldwide distribution agreement with DeRoyal for which the first order was delivered in May 2001. Most medical product distributors carry an extensive line of products (some of which they manufacture themselves) which they make available to end users (hospitals, surgeons, healthcare workers) and various of these products may compete with each other as to function, price or other factors. In addition, numerous medical product distributors are not themselves well capitalized and their financial condition may impact their ability to properly distribute the Company's products.

        The Company's ability to achieve revenues in the future will depend in significant part upon its ability to obtain orders from, maintain relationships with and provide support to, existing and new customers, as well as the condition of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer or the inability of any customer to finance its purchases of the Company's products may materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's revenues will increase in the future. In addition, the Company expects that the average selling price of a particular product line will also decline as such products mature, and as competition increases in the future. Accordingly, the Company's ability to maintain or increase revenues will depend in part upon its ability to increase unit sales volumes of its products and to introduce and sell products at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of the Company's more mature products. The management views the companies majority of future revenues with be based upon the success of the
Company's merger and acquisition efforts.

Net Sales

        Net sales for the year ended December 31. 2001 and 2002 are comprised of sales of SutureMate(R).

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

Operating Expenses

        Selling, General and Administrative. These expenses consist primarily of the selling, general and administrative expenses for salaries, contract labor and other expenses for management, information technology ("IT"), finance and accounting, legal and other professional services including ongoing expenses as a publicly owned Company related to legal, accounting and other administrative services and expenses. For the years ended December 31, 2002 and December 31,
2001, general and administrative expenses were $551,648 and $386,056, respectively. The increase of $165,591 is due primarily to increase of salaries for its recently appointed executives who are identifying merger and product opportunities. The Company expects general and administrative expenses to increase in absolute dollars in 2003 as compared to 2002, as the Company continues to expand its operations.

Research and Development

        For the years ended December 31, 2002 and December 31, 2001, research and development expenses were $0 respectively. During 2002, the Company did not capitalize any costs. The Company intends to invest resources to development of new products and expects that research and development expenses in 2003 will increase in absolute dollars as compared to 2002.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net consists primarily of interest expenses accrued and or paid on the TK loans, notes due to officers, convertible notes payable and MHC notes payable which were approximately $116,617.

Impairment of Goodwill and Other Assets

        During the year ending December 31, 2002, the Company determined and recorded related impairment expenses of $10,349on various assets. During the year ended December 31, 2001, the Company determined and recorded related impairment expenses of $1,276,038 and $174,130 for goodwill recorded at the date of the C5 acquisition and for other assets, respectively.

Financial Condition, Liquidity and Capital Resources

        The financial condition, liquidity and capital resources of the Company should be assessed in context with the ability of the Company to continue as a going concern as discussed in the Company's financial statements.

        At December 31, 2002, the Company had assets totaling $47 and liabilities totaling $1,283,980. Since its inception in June of 1992, the Company has financed its operations and met its capital requirements through sales of its products, fees from OASiS, proceeds from the sale of or exchange for common stock aggregating approximately $2,500,000, through borrowing from current shareholders, through its arrangement with TK and through a former line of credit of $100,000.

        Operating activities used net cash of $135,202 and $203,414 in 2002 and
2001, respectively.

        At December 31, 2002, the Company had a deficiency of working capital of approximately $1,284,000 compared to a deficiency of working capital of approximately $2,175,000 at December 31, 2001. This represented a increase in working capital of approximately $891,000, which increase resulted substantially from the retirement of the TK and MHC loans and from decreases arising from operating expenses and shareholder advances. At December 31, 2002, the Company's liabilities consisted of accounts payable in the amount of $295,311, accrued expenses of $568,397, deferred revenue of $50,000, loans owed to Mr. Novak and
Mr. Gray totally $39,000, convertible debt of $57,500 and shareholder advances of $159,763.

        At December 31, 2002, the Company does not have any significant off balance sheet commitments.

        The Company's future capital requirements will depend upon many factors, including merger and acquisition with a revenue producing products and companies, its current sale of SutureMate, and new products and services, the extent and timing of acceptance of the Company's products and services in the market, requirements to maintain adequate manufacturing arrangements, the progress of the Company's research and development efforts, expansion of the
Company's marketing and sales efforts, the Company's results of operations and the status of competitive products and services. The Company will require additional financing to fund its operations. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. In the event additional debt is raised, the amount of such financing, depending upon its terms, would increase either the short or long term debt of the Company or both and it will incur future interest expense. If adequate funds are not available as and when needed, the Company may be required to delay, scale back or eliminate one or more of its planned expansion, or research and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its products or potential products or other assets that the Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the
Company's business, financial condition and results of operations. At December
31, 2002, we do not have the funds in place to meet our projected operating expenditures for the foreseeable future.

Critical Accounting Policies

        Revenue Recognition

        The Company recognizes revenue related to services upon completion of the services and/or shipment of the products.

        Long-Lived Assets

        Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" requires that long-lived assets,

including certain identifiable intangibles, and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. Management has evaluated the Company's long-lived assets and has determined that there were events during fiscal 2002 and 2001 that indicated
that certain intangible and fixed assets were impaired. As a result, the Company recorded certain losses from impairment during 2002 and 2001.

        Property and Equipment

        Prior to its impairment and write off, property and equipment were stated
at cost. Depreciation and amortization was calculated using the straight-line method over the assets' estimated useful lives of 3 to 5 years.

        Financial Instruments

        Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31,
2002. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued and other liabilities and other notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term and/or are anticipated to be satisfied through the issuance of our common stock. It was not practicable to estimate the fair market value of the related party notes payable, convertible notes payable and stockholder advances due to uncertainty surrounding the dates they will be satisfied.

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
Because goodwill and all other intangibles were determined to be impaired as of
December 31, 2001, the adoption of SFAS 142 will have a material impact on its
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

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability has been incurred.
SFAS No. 146 will be effective for exit or disposal activities initiated after
December 31, 2002. The Company does not anticipate that the adoption of SFAS No.
146, as required on January 1, 2003, will have a material impact on its financial statements.

        In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based
Compensation - Transition and Disclosure, an amendment of SFAS No. 123." This standard amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of the Company's accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial statements. The transition provisions and annual disclosure requirements are effective for l fiscal years ending after Dec. 15, 2002, while the interim period disclosure requirements are effective for interim periods beginning after Dec. 15, 2002. The Company does not believe that the adoption of SFAS No. 148 will have a material impact on its financial statements.

Plan of Operations

        The Company's plan of operations for the next twelve months is to focus on identification and merger with a significant revenue producing company. In the short term, to fund operations through fiscal 2003, the Company will be relying upon its revenues and will be seeking additional funds from strategic alliances with potential clients, shareholders, and other third party lenders and/or investors. The Company will maintain minimal staff while seeking capital and merger partners. The Company requires between $1 and $5 million in additional capital in the form of debt or equity to fund the continued operations and merger and acquisition activities.

Item 7.  Consolidated Financial Statements

                         SURGICAL SAFETY PRODUCTS, INC.

                              Financial Statements
                          as of and for the years ended
                              December 31, 2002 and
                                December 31, 2001
                                       and
                          Independent Auditors' Report

                         SURGICAL SAFETY PRODUCTS, INC.

                                TABLE OF CONTENTS

                                                                      Page

     Independent Auditors' Report                                      28

     Consolidated Balance Sheet as of December 31, 2002                29

     Consolidated Statements of Operations for the years
      ended December 31, 2002 and 2001                                 30

     Consolidated Statements of Stockholders' Deficit for the
      years ended December 31, 2002 and 2001                           31

     Consolidated Statements of Cash Flows for the years
      ended December 31, 2002 and 2001                                 32

     Notes to Consolidated Financial Statements                        34

                   LETTERHEAD OF KINGERY, CROUSE & HOHL, P.A.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Surgical Safety Products, Inc. and
subsidiary:

We have audited the accompanying consolidated balance sheet of Surgical Safety
Products, Inc. and subsidiary (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of
December 31, 2002, and the results of its operations and cash flows for the years ended December 31,2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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

                        /s/ Kingery, Crouse & Hohl, P.A.

Tampa, Florida
April 15, 2003

                         SURGICAL SAFETY PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
________________________________________________________________________________

       ASSETS

       CURRENT ASSETS - Cash                              $         47
                                                          =============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

       CURRENT LIABILITIES:
           Accounts payable and accrued and
            other liabilities                             $    994,708
           Stockholder advances                                159,763
           Convertible notes payable                            57,500
            Notes payable - related party                       39,000
           Other notes payable                                  33,009
                  Total current liabilities                  1,283,980

       STOCKHOLDERS' DEFICIT:
       Common stock $.001 par value, 100,000,000
          shares authorized; 49,891,501 issued and
          outstanding                                           49,892
       Additional paid-in capital                            6,267,056
       Deficit                                              (7,600,881)
                  Total stockholders' deficit               (1,283,933)

       Total                                              $         47
                                                          =============
________________________________________________________________________________

       See notes to consolidated financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

__________________________________________________________________________________

                                                        For the         For the
                                                       year ended      year ended
                                                       December 31,   December 31,
                                                          2002            2001

REVENUES                                             $      18,536     $   166,696

OPERATING EXPENSES:
  Production and license fees                                9,361          18,093
  Research and development                                       -               -
  Impairment of goodwill                                         -       1,276,038
  Loss on disposal and impairment of other assets           75,429         174,130
  Selling, general and administrative expenses             551,648         386,056
     Total operating expenses                              636,438       1,854,317

LOSS FROM OPERATIONS                                      (617,902)     (1,687,621)

OTHER INCOME (EXPENSE):
  Other income                                              14,700           7,291
  Interest expense                                        (116,617)        (61,592)
      Total other income (expense)                        (101,917)        (54,301)

NET LOSS                                             $    (719,819)    $(1,741,922)
                                                     ==============    ============

NET LOSS PER COMMON SHARE:

  Weighted average shares outstanding
     (basic and diluted)                                46,876,952      24,738,082
                                                     ==============    ============

  Net loss per share - Basic and diluted             $       (0.02)    $     (0.07)
                                                     ==============    ============
___________________________________________________________________________________

See notes to consolidated financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

______________________________________________________________________________________________________________________________________________________

                                                                                    Common       Additional      Common
                                                            Common Stock            Stock         Paid-in         Stock
                                                       Shares         Amounts     Subscribed     Capital        Escrowed       Deficit       Total

BALANCE, DECEMBER 31, 2000                           14,865,373    $     14,866  $      -      $  3,841,398    $  (1,365)   $(5,139,140)  $(1,284,241)

Conversion of other convertible notes payable
  to common stock                                             -               -          -          499,988        1,365              -       501,353
Common stock subscriptions                                    -               -      3,507          101,709            -              -       105,216
Issuance of common stock in conjunction
  with acquisition                                   20,022,889          20,023          -          200,229            -              -       220,252
Issuance of common stock for services                 5,157,500           5,158          -           73,737            -              -        78,895
Forgiveness of accrued salary by shareholder                  -               -          -           30,000            -              -        30,000
Issuance of common stock for interest                 2,278,321           2,278          -           22,783            -              -        25,061
Net loss for the year                                         -               -          -                -            -     (1,741,922)   (1,741,922)

BALANCE, DECEMBER 31, 2001                           42,324,083          42,325      3,507        4,769,844            -     (6,881,062)   (2,065,386)

Conversion of other convertible notes payable
  to common stock                                       843,560             844          -          360,492            -              -       361,336
Common stock subscriptions                                    -               -      3,216           93,284            -              -        96,500
Reversal of related party debt                                -               -          -        1,043,436            -              -     1,043,436
Issuance of common stock subscribed                   6,723,858           6,723     (6,723)               -            -              -             -
Net loss for the year                                         -               -          -                -            -       (719,819)     (719,819)

BALANCE, DECEMBER 31, 2002                           49,891,501    $     49,892  $       -     $  6,267,056    $       -    $(7,600,881)  $(1,283,933)
                                                     ==========    ============= ==========    =============   ==========   ============  ============

______________________________________________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
_______________________________________________________________________________________

                                                        For the year     For the year
                                                       ended December   ended December
                                                          31, 2002         31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $ (719,819)     $(1,741,922)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation and amortization                              12,000            9,600
  Common stock issued for services                                -           78,895
  Amortization of discount and other interest
   on related party note                                     36,012            9,003
  Other non-cash expenses                                    39,502           55,061
  Loss from disposal and impairment of assets                75,429        1,450,168
  Realized gain on debt forgiveness                          (8,000)               -
Change in assets and liabilities:
  Receivables                                                 2,500            8,022
  Prepaid expenses and other assets                          19,852           36,842
  Accounts payable and accrued and other liabilities        407,322         (109,083)
NET CASH USED IN OPERATING ACTIVITIES                      (135,202)        (203,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of equipment                         8,000                -
  Purchase/redemption of certificate of deposit                   -           50,000
NET CASH PROVIDED BY INVESTING ACTIVITIES                     8,000           50,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of related party notes payable                   (6,000)               -
  Decrease in line of credit with bank                            -         (100,000)
  Proceeds from stock subscriptions                          96,500          105,216
  Advances from stockholders                                 36,500           96,200
CASH PROVIDED BY FINANCING ACTIVITIES                       127,000          101,416

NET DECREASE IN CASH                                           (202)         (51,998)

CASH AT BEGINNING OF YEAR                                       249           52,247

CASH AT END OF  YEAR                                     $       47      $       249
                                                         ===========     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                          $        -      $         -
                                                         ===========     ============

  Income taxes paid                                      $        -      $         -
                                                         ===========     ============

(Continued)

(Continued)
                         SURGICAL SAFETY PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the year     For the year
                                                       ended December   ended December
                                                          31, 2002         31, 2001

Non cash investing and financing activities:

Conversion of other convertible notes payable
and accrued interest to common stock                     $  361,335      $   501,353
                                                         ===========     ============

Issuance of common stock - acquisition of
C5 - See Note 3                                          $        -      $   220,252
                                                         ===========     ============

Equipment transferred to assets held for sale            $        -      $         -
                                                         ===========     ============

Issuance of warrants for deferred financing costs        $        -      $         -
                                                         ===========     ============

Forgiveness of accrued salary by officer                 $        -      $    30,000
                                                         ===========     ============

Reversal of related party notes payable and
accrued interest                                         $ 1,043,436     $         -
                                                         ===========     ============

Reclassification of accounts payable to other
note payable                                             $    33,009     $         -
                                                         ===========     ============

_______________________________________________________________________________________

See notes to consolidated financial statements

                         SURGICAL SAFETY PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Business Activities

Surgical Safety Products, Inc. (Surgical) was incorporated in the State of
Florida on May 15, 1992 and merged into a New York Corporation in 1994. Surgical and its wholly owned subsidiary, C5 Health, Inc. (C5), (collectively, the
Company) is engaged in product development, sales and distribution and services for the healthcare industry. The Company had limited business activity during
2002 and 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and
C5. All inter-company accounts and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue related to services upon completion of the services and/or shipment of the products.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. Management has evaluated the Company's long-lived assets and has determined that there were events during fiscal 2002 and 2001 that indicated
that various intangible and fixed assets were impaired. As a result, the Company recorded certain losses from impairment during 2002 and 2001. See Notes 3, 7, and 13.

Property and Equipment

Prior to its impairment and write off, property and equipment were stated at cost. Depreciation and amortization was calculated using the straight-line method over the assets' estimated useful lives of 3 to 5 years.

Advertising Costs

The Company expenses all costs of advertising as incurred. Advertising costs included in selling, general and administrative expenses were $-0 for both of the years ended December 31, 2002 and 2001.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued and other liabilities and other notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term and/or are anticipated to be satisfied through the issuance of our common stock. It was not practicable to estimate the fair market value of the related party notes payable, convertible notes payable and stockholder advances due to uncertainty surrounding the dates they will be satisfied.

Net Loss Per Common Share

The Company calculates net loss per share as required by SFAS 128, "Earnings per
Share." Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they would be anti-dilutive common stock equivalents (consisting of warrants and stock options) are not considered in the computations.

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
SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Because goodwill and all other intangibles were determined to be impaired as of December
31, 2001, the adoption of SFAS 142 did not have a material impact on the
Company's financial statements.

In July 2001 the FASB issued SFAS 143, "Accounting for Asset Retirement
Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long- lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with
Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability has been incurred. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31,
2002. The Company does not anticipate that the adoption of SFAS No. 146, as required on January 1, 2003, will have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based
Compensation - Transition and Disclosure, an amendment of SFAS No. 123." This standard amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of the Company's accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial statements. The transition provisions and annual disclosure requirements are effective for fiscal years ending after Dec. 15, 2002, while the interim period disclosure requirements are effective for interim periods beginning after Dec. 15, 2002. The Company does not believe that the adoption of SFAS No. 148 will have a material impact on its financial statements.

Note 2 - Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations of $719,819 and
$1,741,922 in 2002 and 2001, respectively and has working capital and stockholders' deficits of $1,283,933 at December 31, 2002. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan and the successful integration of an operating business. In addition, the
Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. Management's plans include searching for an appropriate merger and/or acquisition target. In the interim, management will attempt to fund operations by raising debt or equity capital through borrowings and/or private placements.
However, there is no assurance that the Company will be successful in their efforts to raise capital and/or to locate a suitable merger or acquisition target, or that such merger or acquisition can be accomplished on acceptable terms. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

The purchase price was allocated as follows:

Current assets                                        $     12,500
Property and equipment                                      98,929
Other assets                                                14,140
Current liabilities                                     (1,181,355)
Goodwill                                                 1,276,038

Total                                                 $    220,252
                                                      =============

The assets acquired and liabilities assumed were recorded at the historical cost bases of C5 as such bases approximated the fair values of C5's assets and liabilities at the date of acquisition. The excess of the purchase price paid over the fair value of the net assets acquired of $1,276,038 was recorded as goodwill. The Company had determined that the goodwill was impaired at December
31, 2001 and recorded a charge to operations for the impairment.

The following  summarized 2001 pro forma information assumes the acquisition had occurred on April 20, 2001, the date of inception of C5.

     Net sales                              $     170,304

     Net loss                               $  (2,969,665)

     Net loss per share -
     basic and fully diluted                $        (.12)

Note 4 - Convertible Notes Payable

The Company has outstanding convertible promissory notes aggregating $57,500 at
December 31, 2002. The notes carried a premium of 10% of the principal amount, and entitled each of the note holders to an additional premium of one share of common stock for each $2 loaned to the Company. The notes are convertible into common shares of C5 at a rate of $.50 per share. C5 paid the premium and recorded the 30,000 shares of common stock due as additional premium at $.05 per share (the amount is included in additional paid in capital in the accompanying consolidated balance sheet). None of the 30,000 shares have been issued to the respective lenders and the notes are in default at December 31, 2002.

Note 5 - Notes Payable - Related Party

At December 31, 2002, notes payable - related party consists of two unsecured promissory notes due to officers, bearing interest at fixed rates of 9.5% per annum. The notes, and related accrued interest, are due on demand.

Note 6 - Other Convertible Notes Payable

In December 1999, the Company entered into an agreement with an investment-banking firm (lender) to obtain a convertible secured line of credit in the amount of $5,000,000. On February 7, 2001, the Company executed a loan cancellation and settlement agreement effectively terminating the line of credit agreement. Pursuant to the termination agreement, the remaining balance of the debt as of such time was to continue to accrue interest at 8% until the notes and related accrued interest were fully converted. At December 31, 2001, the balance of the notes and accrued interest was $341,442; this amount, and additional interest of $19,893 earned by the lender in 2002, was converted to
843,560 shares of the Company's common stock on December 15, 2002.
Simultaneously, the note was returned to the Company thereby terminating all related rights and obligations (including the rights of the lender to exercise certain warrants that had been granted during the term of the loan).

Note 7 - Software Development Costs

During 2000 the Company incurred and capitalized expenditures relating to the enhancement of certain software in the amount of $147,768. During 2001 the
Company determined that the value of the software was impaired and charged the unamortized cost of $23,850 to operations.

Note 8 - Stock Option Plans

The Company has various stock option plans outstanding. Options granted under the 1998 stock option plans are exercisable only after the respective vesting period, which is determined by the Company's stock option committee. Options expire seven years from the date of grant. Under the 1999 stock option plan, options granted to employees vest ratably over three years; vesting is determined by the Company's stock option committee for options granted to officers, directors, and consultants. Options expire ten years from the date of grant.

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

For purposes of pro forma disclosures, the estimated fair value of the options is charged to expense over the options' vesting period. For the fiscal years ended December 31, 2002 and 2001 the Company would have recorded compensation expense of approximately $11,750 and $11,900, respectively. The Company's pro forma information for the years ended December 31, 2002 and 2001 is as follows:

                                          2002               2001

Proforma net loss                     $  (729,819)     $  (1,753,790)

Proforma net loss per share           $     (0.02)     $       (0.07)

A summary of the Company's stock option activity and related information for the years ended December 31, are as follows:

                                             2002                       2001
                                                    Weighted                 Weighted
                                                     Average                 Average
                                                    Exercise                 Exercise
                                    Options          Price        Options     Price

Outstanding, beginning of year      318,000       $     0.25      6,092,134  $   0.25

Canceled                                  -                -     (5,774,134)     0.25

Granted                                   -                -              -         -

Exercised                                 -                -              -         -

Outstanding, end of year            318,000       $     0.25        318,000  $   0.25
                                    =======       ==========     =========== ========

                                       38

                                             2002                       2001
                                                    Weighted                 Weighted
                                                     Average                 Average
                                                    Exercise                 Exercise
                                    Options          Price        Options     Price

Exercisable at the end of
  the year                          318,000       $     0.25        318,000  $   0.25
                                    =======       ==========     =========== ========

Weighted-average fair value
 of options granted during
 the year                                         $     0.00                 $   0.00
                                                  ==========                 ========

The following table summarizes information about the options outstanding at
December 31, 2002:

                                          Weighted
                                           Average
                                          Remaining       Weighted
                        Number           Contractual       Average
 Exercise Price       Outstanding           Life        Exercise Price

  $     0.13            273,000            8 years      $       0.13
  $     1.00             45,000            5 years      $       1.00
                        318,000                         $       0.25
                       =========                        =============

Note 9 - Common Stock

During 2001, the Company issued 5,157,500 shares of its common stock having a fair market value of $78,895 to certain employees (including 4,657,500 shares issued to the Company's then chief executive officer - see Note 11) as consideration for services rendered.

As discussed in Note 3, during 2001 the Company issued 20,022,889 shares of common stock with a fair market value of $220,252 in conjunction with the acquisition of C5.

Pursuant to terms of the other convertible, secured line of credit agreement discussed at Note 6, the Company was required to issue 2,700,000 shares of its common stock to be held in escrow by the lender. The purpose of the escrow account was to ensure availability of shares of common stock that the lender could obtain by exercising the conversion feature and warrants issued pursuant to the agreement. During fiscal 2000, the lender converted a portion of the principal and interest outstanding to 1,334,536 shares of these escrowed shares.
The remaining escrowed shares were issued in 2001. In addition, during 2001 the
Company issued 2,278,321 shares of its common stock with a fair market value of
$25,061 as "bonus shares" to such lender. This amount was reflected as additional interest expense in 2001.

In accordance with a settlement agreement as discussed in Note 6, on December
15, 2002 the remaining balance of the other convertible notes payable plus accrued interest totaling $361,135 were exchanged for 843,560 shares of common stock for termination of all obligations under the agreement.

During the years ended December 31, 2002 and 2001, a stockholder contributed
$96,500 and $105,216 in exchange for the rights to receive a total of 6,723,858 shares of the Company's common stock. These shares were issued during the year ended December 31, 2002.

At December 31, 2002, the Company has 475,000 warrants outstanding, which warrants entitle the holders to purchase one share of the Company's restricted common stock for $1.00 a share. The warrants expire in 2004.

Note 10 - Income Taxes

At December 31, 2002, the Company has net operating loss carry forwards of approximately $5,400,000 that expire during the years 2008 through 2022. At
December 31, 2002 we had no deferred tax liabilities and our non-current deferred income tax asset arose solely from such net operating loss carry forwards. However, because of a potential change in control, and based on the
Company's financial history, the availability of these losses to offset future taxable income is so uncertain that no deferred income tax asset has been recorded.

Note 11 - Commitments

Leases

In 2001, and for a portion of 2002, the Company subleased space for its administrative headquarters on a month-to-month basis. In May 2002, the Company entered a lease expiring on March 31, 2006. This lease was terminated on October
29, 2002 and all future obligations were released in exchange for a promissory note totaling $33,009 which included termination and related fees. This note is due on October 29, 2003 and accrues interest at 6% per annum (such interest is also due at maturity).

Subsequent to termination of such lease, the Company has operated out of the
President's home. No amounts have been ascribed to the value of this space in the accompanying 2002 consolidated statements of operations because the value of such office space was not considered significant.

In connection with the acquisition of C5 (see Note 3), the Company leased some of its administrative facility in Manassas, Virginia from a related entity under a month-to-month arrangement (the arrangement was terminated effective April 30,
2002). Total rent expense during the year ended December 31, 2002, and the period subsequent to the acquisition of C5 in 2001, under this arrangement approximated $5,712 and $5,250, respectively.

Rent expense under all operating leases approximated $95,100 and $29,000 during the years ended December 31, 2002 and 2001, respectively.

Employment Agreements

During the period June 1, 2001 to March 31, 2002, the Company was obligated under an employment arrangements with its chief executive officer that required annual base compensation of $100,000 per year. At the election of the officer, this salary may be converted into shares of the Company's common stock at 75% of the fair market value of such stock on June 1, 2001. This officer also was granted the right to convert all accrued but unpaid salary due him through May
31, 2001 at the closing bid price on June 1, 2001. As a result, the officer converted accrued salaries existing at that time into 4,657,500 shares of restricted common stock on June 1, 2001. This agreement ended on March 31, 2002, which coincided with the officer's personal efforts being allocated and directed to other business ventures outside of the Company.

Effective June 1, 2002, the Board of Directors passed a resolution regarding employment arrangement with its newly appointed chief executive officer and chief financial officer. The Board resolved that such arrangements be for an annual salary of $150,000 for each officer. The Company may terminate the agreements for any reason upon ninety days notice.

Settlement Agreement

In March 2002, the Company settled certain litigation filed by a former supplier of support services for the Company's Oasis

systems. The plaintiff was alleging among other things, breach of contract and unjust enrichment. Pursuant to terms of the settlement, the Company had agreed to pay the plaintiff $20,000 on or before May 31, 2002. In the event such payment was not made, the Company would be liable to the plaintiff for $100,000 plus interest from June 1, 2002. The $20,000 payment was not made by May 31,
2002 and accordingly, the $100,000 amount is now due. The $100,000 settlement has been included in accounts payable and accrued and other liabilities in the accompanying consolidated balance sheet.

Other

On January 30, 1998, the Company entered into an agreement with a health care provider (the "Provider") in which the Provider was to perform clinical testing of ten surgical or medical products submitted by the Company. The agreement, which has been personally guaranteed by the Company's predecessor CEO, expired on January 30, 2003 and required the Company to pay the Provider a fixed amount of $25,000 for each of the ten studies. The agreement further provided that the
Company was obligated to pay the $250,000 even if the Company elected to forego having the Provider perform the clinical testing. The Company has not submitted any products for clinical testing during the term of the agreement and/or paid any amounts due under this arrangement. For various reasons, the Provider has effectively agreed to waive their rights under the agreement provided that the
Company either (1) enters into a new profit participation agreement with the
Company under which the Provider would receive no less than $250,000 within a four year period commencing on the date of such agreement or (2) makes an immediate payment of $50,000 to the Provider. As a result thereof, the Company has recorded a $50,000 liability as of December 31, 2002, which amount represents the probable amount of the liability existing at such time. If the
Company elects to enter a new profit participation agreement, the new agreement is expected to retain the existing personal guaranty of the Company's previous
CEO.

Note 12- Other Related Party Transactions

In December 2002, debt and accrued interest having a carrying book value of approximately $1,044,000 was extinguished. The transaction resulted from the dissolution of the related party as a legal company and with no legal standing in the states in which it transacted business. All known registered agent representatives were contacted and indicated their resignation with no successor being identified, and management believes that the possibility of payment of such debt in the future is remote. Because of the nature of the relationship between the creditor and the Company, the extinguishment has been reflected as an increase in additional paid-in capital in the accompanying consolidated balance sheet.

The Company periodically receives working capital advances from stockholders. At
December 31, 2002, $118,200 of the stockholders advances in the consolidated balance sheet are non-interest bearing and $41,563 bear interest at a fixed rate of 10% per annum. All of the advances are unsecured and due on demand.

In connection with the related party notes, the Company incurred interest expense of approximately $86,420 and $24,300, respectively, during the years ended December 31, 2002 and 2001, respectively. The amounts are included in accounts payable and accrued and other liabilities at December 31, 2002 less certain accrued interest totaling $68,430 considered extinguished as discussed in Note 14.

In addition to such interest, at December 31, 2002 accounts payable and accrued and other liabilities included other amounts owed to officers, directors and other affiliates of approximately $332,000 at December 31, 2002.

During 2001, an officer of the Company contributed $30,000 in unpaid salary to the capital of the Company.

Note 13 - Other Impairments

Certain intangibles and property and equipment having book values of approximately $10,349 and $122,680, respectively were deemed to be impaired as of December 31, 2002 and 2001 and accordingly, were written-off during such years.

Note 14 - Subsequent Events

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
        o Entering a merger with and into its wholly owned subsidiary known as Power3
          Medical, Inc.

In addition, on March 31, 2003 the Company entered a series of consultant relationships to assist in business development and company and product acquisitions. These consultant agreements are encompassed in the 2003 Stock
Compensation Plan. These consultants will receive warrants for 8,000,000 shares of common stock registered under a contemplated S-8 filing.

________________________________________________________________________________

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial
         Disclosure

None

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act

     (a) Set forth below are the names,  ages,  positions,  with the Company and business experiences of the executive officers and directors of the Company.

Name (1)                 Age        Position(s) with Company

Timothy S. Novak         40         Chairman and Chief Executive Officer

R. Paul Gray             39         Director, Chief Financial Officer, Secretary
                                    and Treasurer

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

Family Relationships

        There are no family relationships between or among the executive officers and directors of the Company.

Business Experience

        Timothy Novak, age 40, was appointed Chairman & Chief Executive Officer of the Company in April and August 2002 respectively. He was President and Chief
Operating Officer at the time of the merger with C5 in October 2001. Mr. Novak has 18 years of experience in business and his duties for the Company include operations, public relations and business development. In March 2002 he was appointed as Executive Vice Present of Reli-Communications for development of the Florida region, which his relationship was terminated in May 2002. Mr. Novak was a founding member of Core Concepts, LLC in June of 2002.

        From the time of its formation in April 2001, Mr. Novak was a Director,
President and Chief Operating Officer of C5 of which he owned 27.18% at the time of the merger. From January 2000 to February 2001, he worked in the capacity of
Administrator developing a private physicians medical practice in Sarasota,
Florida. From September 1998 to December 2000, Mr. Novak served as Regional Vice
President for Women's Health Partners, Inc, a 100 member OB/GYN specific management services organization at which he orchestrated all aspects of physician practice operations, new ancillary service development and financial reporting. Prior to that period, Mr. Novak was engaged in independent consulting in the areas of healthcare partnering and strategic planning. He served as
Director of Professional Relations with The Physicians, Inc., a 1,000 member independent physician association; owning and operating a financial programming company as a registered representative and as a independent agent developing, selling and servicing comprehensive financial plans. Mr. Novak is a Certified
Medical Practice Executive through the American College of Medical Practice
Executives and is a member of the Medical Group Management Association. He received his Bachelor of Science degree in 1985 from Bowling Green State
University and his Masters in Science in General Administration in 1998 from
Central Michigan University.

        R. Paul Gray, age 39, was appointed a Director, Acting Chief Financial
Officer, Secretary and Treasurer at the time of the merger with C5 in October
2001. Mr. Gray was appointed Chief Financial Officer from the acting role on
August 12, 2002. Mr. Gray has more than 16 years of experience in Big 5 accounting and consulting with large firms serving and consulting with many public and private companies. Mr. Gray's duties for the Company include assisting in the accounting functions and compliance related activities.

        From June 2002 to the present, Mr. Gray has served as a founding member of
Core Concepts, LLC, a provider of strategic consulting to public and private growth companies. From June 2001 to the present, Mr. Gray has been a Director -
for C5 of which he owned 18.09% individually and beneficially at the time of the merger. From August 2001 to May 2002, Mr. Gray had been a Director and Chief
Financial Officer of Reli-Communications, of which he owned 20% at the time of his resignation. Mr. Gray served as a Director, Executive Vice Present and Chief
Financial Officer of Millennium from August 1999 until 2001 when the assets were sold to various companies. From 1985 to 1999, Mr. Gray practiced as a CPA for several large accounting firms including KPMG and Ernst & Young. Mr. Gray received his Bachelor of Science degree in accounting in 1985 from West Virginia
University.

        (b) Section 16(a) Beneficial Ownership Reporting Compliance

        No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.  Executive Compensation

__________________________________________________________________________________________________________________________

                                                                              Long Term Compensation

             Annual Compensation                                          Awards                Payouts

(a)            (b)         (c)          (d)        (e)                                          (h)         (i)
                                                   Other
Name and                                           Annual                                                   All
Principal                                          Compen-sation                                LTIP        Other
Position       Year        Salary ($)   Bonus ($)  ($)                                          Payouts     Compensation
                                                                                                            ($)
                                                                                                            (1)
__________________________________________________________________________________________________________________________

G. Michael
Swor, Former   2001        $100,000     0          0                                            0           0
Chief          2002        $25,000      0          0                                            0           0
Executive
Officer (2)
__________________________________________________________________________________________________________________________

R.  Paul       2001        $0           0          0                                            0           0
Gray,          2002        87,500       0          0                                            0           0
Director,
Chief
Financial
Officer,
Secretary
and
Treasurer (3)
__________________________________________________________________________________________________________________________

Timothy        2001        $51,500      0          0                                            0           0
Novak,  was    2002        $139,000     0          0                                            0           0
appointed
Chairman and
Chief
ExecutiveOfficer
(3)(4)
__________________________________________________________________________________________________________________________

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

Option Grants in Last Fiscal Year

No options were granted to the above named officers in 2002 or 2001.

ggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values

The following table provides information regarding the aggregate exercises of options by each of the named executive officers. In addition, this table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2002, and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of the Company's Common Stock.

Year End Option Values for Executive Officers

Name                 Exercised    Value Realized   No. of Unexercised     Value of
                                                     Exercisable/        Unexercised
                                                     Unexercisable       Exercisable/
                                                                         Unexercisable

G. Michael Swor          0             0              20,000 (1)             $0

R.  Paul Gray            0             0                  0                  $0

Timothy Novak            0             0                  0                  $0

(1) These options are exercisable at $1.00.

        Except for certain shares of the Company's Common Stock issued and sold and options granted to the executive officers and/or directors of the Company as of
December 31, 2002 in consideration for various cash, loans and services performed for the Company, cash or non-cash compensation in the amount of
$274,500 was awarded to, earned by or paid to executive officers or directors of the Company for all services rendered in all capacities to the Company since
January 1, 1996.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain information, as of December 31,
2002, with respect to compensation plans (including individual compensation arrangements) under which our equity securities.

                             Number of securities to       Weighted-average         Number of securities remaining
                             be issued upon exercise       exercise price of     available for future issuance under
                             of outstanding options,     outstanding options,         equity compensation plans
                               warrants and rights        warrants and rights     (excluding securities reflected in
                                                                                             column (a))

                                       (a)                        (b)                            (c)

Equity compensation plans               0                         N/A                             0
approved by
securityholders

Equity compensation plans            318,000                     $0.25                            0
not approved by
securityholders

          Total                      318,000                     $0.25                            0

        The material features of the equity compensation plans reflected in the foregoing table are described in Note 8 to our financial statements contained in
Item 7 of this Annual Report on Form 10-KSB, under the caption "Stock Options
Plans".

Employee Contracts and Agreement

        During the period June 1, 2001 to March 31, 2002, the Company was obligated under an employment arrangement with its chief executive officer that required annual base compensation of $100,000 per year. At the election of the officer, this salary may be converted into shares of the Company's common stock at 75% of the fair market value of such stock on June 1, 2001. This officer also was granted the right to convert all accrued but unpaid salary due him through May
31, 2001 at the closing bid price on June 1, 2001. As a result, the officer converted accrued salaries existing at that time into 4,657,500 shares of restricted common stock on June 1, 2001. This agreement ended on March 31, 2002, which coincided with the officer's personal efforts being allocated and directed to other business ventures outside of the Company.

        During the term of the agreement, Dr. Swor accrued $83,333 of salary. On
August 12, 2002 and effective June 1, 2002, the Board of Directors passed a resolution regarding employment arrangement with its newly appointed chief executive officer, Timothy S. Novak and chief financial officer, R. Paul Gray.
The Board resolved that such arrangements be for an annual salary of $150,000 for each officer. The agreements may be terminated for any reason; if the
Company elects to do so without cause, then the officers will be entitled to compensation and benefits for a period of ninety days. Under these agreements the officers had accrued $125,000 as of March 31, 2003, which remains unpaid. On
March 31,2003, each officer converted $100,000 of this accrued and unpaid salary in consideration for issuance of preferred stock as described following.

Key Man Life Insurance

        The Company was the named beneficiary of a key-man life insurance policy currently owned by Dr. Swor, for which the Company had reimbursed Dr. Swor.
Since the company was unable to reimburse Dr. Swor for the premiums associated with this policy in 2002 and Dr. Swor is no longer considered "key-man" to the
Company, the company releases any and all right to be the named beneficiary of this key man policy and signs over any existing cash values to Dr. Swor as an off-set to the outstanding liabilities and advances due to Dr. Swor.

Employee and Consultants Stock Option Plans

Employee Stock Option Plans

        In January, 1998, the Board of Directors revised the term of its 1994 ESOP
("1998 Revised ESOP"). Under the revised plan, the term is now determined by a
Stock Option Committee

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

        The Board of Directors approved the Company's 2000 Stock Plan ("2000 Stock
Plan") on February 7, 2000. The shareholders approved such plan at the Annual
Meeting held on February 28, 2000. The 2000 Stock Plan is substantially similar to the 1999 Revised ESOP with the addition that the Stock Compensation Committee may grant awards of stock in addition to options and may grant awards and/or options to members of the Board of Directors upon assumption of a seat on the
Board and upon reelection of awards of up to 25,000 shares and/or options to purchase up to 25,000 shares of the Company's Common Stock. The 2000 Plan is funded with 10,000,000 shares of Common Stock. This plan covers employees,
Officers, Directors, consultants and advisors. The Board elected to voluntarily restrict the number of shares granted each year to 1,000,000 in March 2000.

        Pursuant to the 1994 ESOP, the Company granted options to purchase
4,166,316 shares of the Company's Common Stock of which 4,166,316 (all of which have expired at 12/3/2002). The remaining options represent proceeds on exercise of $0. Under the 1998 Revised ESOP, the Company granted options to purchase
808,325 shares of the Company's Common Stock all of which have expired or lapsed. Under the 1999 Revised ESOP, the Company granted options to purchase
465,000 shares of the Company's Common Stock of which 395,000 have expired or lapsed. The remaining options represent proceeds on exercise of $106,000. The outstanding options as of this date are as follows:

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

(1) Dr. Swor was granted Non Incentive Stock Options under the 1999 Revised
    ESOP.

(2) In June 1999, the Board granted options to purchase 25,000 shares of the
    Company's Common Stock at an exercise price of $1.72 to each of its outside directors as a bonus for their service on the Board of Directors. The
    Company granted such options pursuant to Section 4(2) of the Act and Rule
    506. These options are Non Incentive Stock Options under the 1999 Revised
    ESOP. Due to his resignation, David Swor's options expired in May 2002.

Consultant Stock Option Plans

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

        Under the 2000 Plan, the Company awarded 1,000,000 shares of its s Common
Stock and options to purchase 248,000 shares that remain outstanding. The remaining options represent $61,000 of proceeds to the Company. The outstanding options as of this date are as follows:

Consultant/                  Date Option          No. of Shares       Exercise Price    Term
Services Rendered              Granted          subject to Exercise                     Years

1998 Revised CSOP (1)

Danielle Chevalier             01/01/98               2,000                $0.50          7
For marketing assistance
at conventions

Leann Swor                     01/01/98               2,000                $.050          7
For marketing assistance
at conventions

2000 Plan (1)(2)

Donald F.  Mintmire            08/16/00             244,000                $0.25         10
 Legal Services by
 Mintmire & Associates

(1)  The Company relied upon Section 4(2) of the Act and Section  517.061(11) of the Florida Code for the grant of these options.

(2)  In addition to  options,  the 2000 Plan allows for an award of shares.  The
     Company issued a total of 350,000 to Global Development  Associates ("GDA")
     in August and October 2000.

        On March 31, 2003 the board of directors approved a 2003 Stock Compensation
Plan which included 8,000,000 shares of common stock. This plan has been fully described in a pre 14c filed with the Securities and Exchange Commission on
April 7, 2003 and as incorporated by reference in this document.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of December 31, 2002, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of            Title of    Amount and Nature of     Percent of
   Beneficial Owner              Class       Beneficial Owner        Class (1)

Dr. G. Michael Swor             Common          6,494,445             13.00%
4485 S. Shade Avenue
Sarasota, FL 34231

R.  Paul Gray (2)               Common          1,927,032              4.00%
43389 Deepspring Court
Ashburn, VA 20147

Timothy Novak                   Common          5,442,432             11.00%
7216 River Club Boulevard
Bradenton, FL 34202

All Executive Officers and
Directors as a Group                           13,863,909             28.00%
(three (3) persons)

(1) The percentages are based upon 49,891,501 shares of issued and outstanding shares of voting stock of the registrant issued and outstanding as of
    December 31, 2002.

(2) Mr. Gray owns all of his shares beneficially, 953,516 under the RPG LLC and
    953,516 under the R. Paul Gray Family LLC.

Item 12. Certain Relationships and Related Transactions

        During the period June 1, 2001 to March 31, 2002, the Company was obligated under an employment arrangement with its chief executive officer that required annual base compensation of $100,000 per year. At the election of the officer, this salary may be converted into shares of the Company's common stock at 75% of the fair market value of such stock on June 1, 2001. This officer also was granted the right to convert all accrued but unpaid salary due him through May
31, 2001 at the closing bid price on June 1, 2001. As a result, the officer converted accrued salaries existing at that time into 4,657,500 shares of restricted common stock on June 1, 2001. This agreement ended on March 31, 2002,
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

        At the time of the merger, by virtue of the acquisition of C5, the Company assumed certain liabilities. In this regard, the Company did not assume the following liabilities, which will remain the sole liability of C5 Health, Inc., a private Delaware Corporation. The following will remain the sole obligation of
C5 Health, Inc. and are not assumed by the parent:

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
           It was extended to December 31, 2002. It was secured by the assets owned by C5. As discussed in the 2002 consolidated financial statements, this note was extinguished effective December 31, 2002 as
           MHC (a related party) no longer had legal standing in the states in which it transacted business.

        3. A Secured Promissory Note in the face amount of $460,000 issued August
           1, 2001 by C5, which accrued interest in the event of default at the rate of 8.5% per annum and was payable to MHC. The note was originally due on July 31, 2002. MHC extended the note to December 31, 2002. The note was secured by the assets of C5 acquired by MHC. As discussed in the 2002 consolidated financial statements, this note was extinguished effective December 31, 2002 as MHC (a related party) no longer had legal standing in the states in which it transacted business.

        4. Unsecured Promissory Notes in the total face amount of $45,000 issued in June 2001 by C5 and payable to Mr. Gray and Mr. Novak bearing interest at the fixed rate of 9.5% and are due on demand At December
           31, 2002, these notes totaled $39,000.

        Mr. Danielczyk incorporated MHC in Delaware in March 1999 and acted as its
Director and Chief Executive Officer. Mr. Danielczyk owned 20% of MHC. Mr.
Danielczyk was the Chairman of the Board of C5 from June 2001 and owned individually and beneficially through Bentley 19.56% at the time of its acquisition by the Company. Mr. Danielczyk is a Director and Chief Executive
Officer from May 2001 of Reli that has engaged in certain related party transactions with C5 and Mr. Danielczyk owns 35% of Reli. Reli owned 2.93 % of
C5 at the time of C5's acquisition by the Company.

        Mr. Gray acted as a Director and Chief Financial Officer of MHC from August
1999 until March 2001. Mr. Gray owned 15% of MHC. Mr. Gray was a Director and acting Chief Financial Officer of C5 from June 2001 and owned individually and beneficially 18.09% at the time of its acquisition by the Company. Mr. Gray was a Director and Chief Financial Officer from August 2001 until May 2002 in Reli and owned 20% of Reli.

        Mr. Novak has been a Director, President and Chief Operating Officer of C5 since its formation in April 2001 and owned 27.18% of C5 individually at the time of its acquisition by the Company. In addition to his duties with the
Company and C5, he was elected a Vice President of Reli in March 2002 and resigned in May 2002. He holds no ownership in that company.

        At December 31, 2002, the Company was indebted to Dr. Swor for $41,563 of advances he made on behalf of the Company that bear interest at the fixed rate of 10% per annum that are due on demand. In addition, the Company is indebted to
Dr. Swor in the amount of $101,700 for working capital advances. These advances are non-interest bearing and due on demand.

        From September 30, 2001 to May 31, 2002, Reli invested $201,716 in the
Company in exchange for which the Company issued 6,723,858 shares of its Common
Stock.

        As of December 31, 2002, the Company had accrued compensation to former employees, exclusive of officers, in the amount of $54,937, and to officers and former officers of $373,958.

Item 13. Exhibits and Reports on Form 8-K

        (a) Exhibits

Item No.          Description

2.1               Agreement and Plan of Merger and Reorganization between
                  Surgical Safety Products, Inc., OIX, Inc. and C5 Health Inc.
                  dated September 15, 2001 effective October 26, 2001 [2]

10.58             Loan Cancellation and Settlement Agreement with Thomson
                  Kernaghan & Co. Ltd. effective February 7, 2001 [1]

10.59             Term Sheet for merger with Emagisoft Technologies Inc. dated February 2001 [1]

10.60             Selective HR Solutions Agreement dated March 2001. [1]

10.61             DeRoyal Industries, Inc.  Agreement dated 2001 [1]

10.62             Lock Out Agreement dated October 5, 2001 between Surgical
                  Safety Products, Inc., C5 Health, Inc. and Dr. Swor. [3]

10.63             Form of the Convertible Secured Promissory Note of C5 Assumed at the Merger [8]

10.64             Secured Promissory Note to Millennium dated May 2001 [8]

10.65             Extension Agreement of Millennium May 2001 assumed at the Merger [8]

10.66             Secured Promissory Note to Millennium dated August 2001 assumed at the Merger [8]

10.67             Letter Agreement from Millennium extending May and August
                  2001 Notes to December 31, 2002 [8]

10.68             Form of Unsecured Promissory Note due to Mr. Novak and Mr.
                  Gray assumed at the Merger [8]

10.69             Letter Agreement from Mr. Novak extending due date of
                  Unsecured Promissory Note to December 31, 2002 [8]

10.70             Letter Agreement from Mr. Gray extending due date of Unsecured
                  Promissory Note to December 31, 2002 [8]

10.71             Lease Agreement, Assignment and Amendment for Corporate Offices [8]

10.72    *        Employee Agreement for Timothy Novak dated August 12, 2002

10.73    *        Employee Agreement for R. Paul Gray dated August 12, 2002

16.1              Letter on change of certifying accountant pursuant to Regulation
                  SK Section 304(a)(3) [4]

16.2              Letter on change of certifying accountant pursuant to Regulation
                  SK Section 304(a)(3) [5]

16.3              Letter dated November 16, 2001 from Kerkering, Barbario & Co, PA to the SEC [6]

16.4              Letter dated November 22, 2001 from Kerkering, Barbario & Co, PA to the SEC  [6]

16.5              Letter dated January 7, 2002 from Kerkering, Barbario & Co., PA to the SEC. [7]

CHANGE BASED ON ABOVE

[1]      Previously filed with the Company's Form 10KSB for the fiscal year ended December 31, 2000.

[2]      Previously filed with the Company's Form 8K filed October 4, 2001

[3]      Previously filed with the Company's Form 10QSB for the Quarter ended
         September 30, 2001.

[4]      Previously filed with the Company's Form 8K relative to change of accountants on November 16, 2001

[5]      Previously filed with the Company"  Form 8K/A relative to change of accountants on November 21, 2001

[6]      Previously filed with the Company's Form 8K relative to change of accountants on November 29, 2001

[7]      Previously filed with the Company's Form 8K relative to change of accountants on May 9, 2002

[8]      Previously filed with the Company's Form 10KSB for fiscal year ended
         December 31, 2001

*        Included as an exhibit in this document

         (b) Reports on Form 8K

         There were no Form 8K filings made during 2002 or during the 4th Quarter 2002.

Item 14.  Controls and Procedures

        Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-KSB, the Company's Chief Executive Officer and Chief Financial
Officer have concluded that Surgical Safety Products, Inc.'s disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    SIGNATURE

        In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Surgical Safety Products, Inc. (Registrant)

Date: April 15, 2003                By: /s/ Timothy Novak
                                        Timothy Novak
                                        Chairman and Chief Executive Officer

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                           Date

/s/ R.  Paul Gray          Director, Secretary, Treasurer      April 15, 2003
R.  Paul Gray              and Chief Financial Officer

/s/ Timothy Novak          Chairman and Chief                   April 15, 2003
Timothy Novak              Executive Officer

[SSP 10KSB 12.31.02]

                                  CERTIFICATION

I, Timothy Novak certify that:

1. I have reviewed this annual report on Form 10KSB of Surgical;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in the this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures for the registrant and have:
        a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including the consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report; and
        c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation noted preceding;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:
        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                                /s/      Timothy Novak
                                                By:      Timothy Novak
                                                Title:   Chief Executive Officer

                                  CERTIFICATION

I, R. Paul Gray certify that:

1. I have reviewed this annual report on Form 10KSB of Surgical;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in the this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures for the registrant and have:
        a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including the consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report; and
        c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation noted preceding;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:
        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                                /s/      R. Paul Gray
                                                By:      R. Paul Gray
                                                Title:   Chief Financial Officer