Form 10QSB
period 2003-03-31
SURGICAL SAFETY PRODUCTS INC
filed 2003-05-20
CIK 1063530

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

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

                                 (941) 360-3039
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)

        As of May 20, 2003, there are 50,641,501 shares of voting common stock of the registrant issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

               Part I.  FINANCIAL INFORMATION (UNAUDITED)

               Item 1.  Financial Statements

                        Condensed Consolidated Balance Sheet                 4

                        Condensed Consolidated Statements of Operations      5

                        Condensed Consolidated Statements of Cash Flows      6

                        Notes to Consolidated Financial Statements           7

               Item 2.  Management's Discussion and Analysis of Financial    10
                          Condition and Results of Operations

               Item 3.  Controls and Procedures                              12

               Part II. OTHER INFORMATION

               Item 1.  Legal Proceedings                                    13

               Item 2.  Changes in Securities                                13

               Item 3.  Defaults Upon Senior Securities                      14

               Item 4.  Submission of Matters to a Vote of Security Holders  14

               Item 5.  Other Information                                    14

               Item 6.  Exhibits and Reports on Form 8-K                     14

               SIGNATURES                                                    15

               CERTIFICATIONS                                                16

                          PART I. FINANCIAL INFORMATION

        This Report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies, and predictions of Surgical Safety
Products, Inc. or its management with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,
as amended. These statements are usually identified by the use of words such as
"believes," "will," "anticipates," "estimates," "expects," "projects," "plans,"
"intends," "should," "could," or similar expressions. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of Surgical
Safety Products, Inc.'s stock price, development by competitors of new or competitive products or services, the entry into the market by new competitors, the sufficiency of Surgical Safety Products, Inc.'s working capital and the ability of Surgical Safety Products, Inc. to retain management, to implement its business strategy, to assimilate and integrate any acquisitions, to retain customers or attract customers from other businesses and to successfully defend itself in ongoing and future litigation. Although Surgical Safety Products, Inc.
believes that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such information should not be regarded as a representation by Surgical Safety Products, Inc. or any other person that the objectives and plans of Surgical Safety Products, Inc. will be achieved. Except for its ongoing obligation to disclose material information as required by the federal securities laws, Surgical Safety Products, Inc. undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. Accordingly, the reader should not rely on forward-looking statements, because they are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements.

Item 1. Financial Statements

                         Surgical Safety Products, Inc.
                      Condensed Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
   Cash                                                    $      67,627
   Accounts receivable (net of allowance for doubtful
    accounts of $0.00)                                            11,300
     Total current assets                                         78,927

TOTAL ASSETS                                               $      78,927
                                                           ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued and other liabilities       $     870,406
  Stockholder advances                                           162,763
  Convertible notes payable                                       50,000
  Notes payable - related party                                   26,000
  Other notes payable                                             33,009
      Total current liabilities                                1,142,178

STOCKHOLDERS' DEFICIT:
  Series A Preferred stock, $.001 par value, 4,000,000
    shares authorized; 3,990,000 shares issued and
    outstanding                                                    3,990
  Common stock, $.001 par value, 100,000,000 shares
     authorized; 50,641,501 shares issued and outstanding         50,642
  Additional paid-in capital                                   6,569,816
  Deficit                                                     (7,687,699)
       Total stockholders' deficit                            (1,063,251)

Total                                                      $      78,927
                                                           ==============
________________________________________________________________________________

See the accompanying notes to the consolidated financial statements.

                         Surgical Safety Products, Inc.
                 Condensed Consolidated Statements Of Operations
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

________________________________________________________________________________

                                                 Three                 Three
                                             Months Ended          Months Ended
                                            March 31, 2003        March 31, 2002

Revenues                                    $      10,733        $       6,470

Costs and expenses:
   Costs of revenues earned                         4,750                9,184
   Interest                                         2,988               28,776
   Other operating expenses                        89,813              146,186
      Total expenses                               97,551              184,146

NET LOSS                                    $     (86,818)       $    (177,676)
                                            ==============       ==============

Per share information - basic and
  fully diluted                             $       (0.00)       $       (0.00)
                                            ==============       ==============

Weighted average shares outstanding            50,641,501           42,324,083
                                            ==============       ==============

________________________________________________________________________________

See the accompanying notes to the consolidated financial statements.

                         Surgical Safety Products, Inc.
                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
________________________________________________________________________________

                                                          2003          2002
Cash flows from operating activities-
  Net cash (used in) operating activities             $   (22,420)  $  (61,749)

Cash flows from financing activities-
  Net cash provided by financing activities                90,000       61,500

Increase (decrease) in cash and cash equivalents           67,580         (249)

Cash and cash equivalents, beginning of period                 47          249

Cash and cash equivalents, end of period              $    67,627   $        -
                                                      ============  ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of accrued payroll to preferred stock      $   200,000   $        -
                                                      ============  ===========
Conversion of convertible notes payable to equity     $     7,500   $        -
                                                      ============  ===========
________________________________________________________________________________

See the accompanying notes to the consolidated financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries - C5 Health, Inc. and Power3
Medical, Inc. Inter-company transactions and balances have been eliminated in consolidation.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of
December 31, 2002 and for the two years ended December 31, 2002 and 2001, including notes thereto included in the Company's December 31, 2002 Form 10-KSB.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations and has stockholders' and working capital deficits of $1,063,251 at
March 31, 2003.

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
128, "Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they would be anti-dilutive common stock equivalents, if any, are not considered in the computation.

(3) Income Taxes

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

(4)  Related Party Transactions

During the respective three month periods ended March 31, 2003 and 2002, certain related parties infused $3,000 and $61,500 for working capital.

(5)  Stockholders' (Deficit)

During the period ended March 31, 2003 the Company issued 750,000 shares of its common stock as full consideration of certain convertible notes totaling
$7,500.

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

In addition, on March 31, 2003 the Company entered a series of consultant relationships to assist in business development and company and product acquisitions. These consultant agreements are encompassed in the 2003 Stock
Compensation Plan. These consultants have received warrants for 8,000,000 shares of common stock registered under an S-8 filing on April 15, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations

Overview

The Company's (SSPD: OTCBB) overall mission is the research, development, production and distribution of innovative products and services for healthcare.
The Company's sole current product is a traditional safety product called
SutureMate(R)surgical safety device. The Company intends to develop additional products and services relating to providing a safer and more efficient environment for healthcare workers, manufacturers and patients and to expand its operations to provide products and services for immediate communication and access to information in the healthcare industry while complying with expanding patient confidentiality regulations. However, no additional products are currently under development and such additional planned products may never be developed or offered.

The Company was relatively inactive during much of 2002 and the first quarter of 2003 as it sought a merger partner and working capital to carry out its business plan. The Company currently has a single product, which accounts for all of its revenue generating operations. This product, the
SutureMate(R)surgical safety device, a patented, disposable, surgical assist device, was initially introduced in 1993. The SutureMate(R)surgical safety device allows the surgeon to use a safer, more efficient method of surgical stitching and has features to prevent accidental needle sticks and assist in finishing surgical sutures with one hand, including a foam needle-cushion and a suture-cutting slot. The Company expects to automate the manufacture of the
SutureMate(R) surgical safety device if sales volume can be increased to economic levels.

The Company has other products including patented medical devices and other non-patented digital products which to date have not been fully developed and have not created significant revenue. The Company does not presently plan to further develop these products unless it can secure strategic alliances to assist in development and commercialization of such products. Because, these products may never be developed to a state of commercial significance or viability, the Company is seeking to expand its business through the acquisition of additional products or additional lines of business that do not require significant development. There can be no assurance that the Company will be successful in its efforts.

Corporate Developments

On March 31, 2003, the Company's board of directors authorized and approved several resolutions (the "Restructure Plan"). The Restructure Plan includes:
the creation of a 2003 Stock Compensation Plan and filing of Form S-8 to register the shares under the 2003 Stock Compensation Plan, the authorization of a Series A Preferred Stock consisting of 4,000,000 shares, issuance of
2,660,000 of Series A Preferred Stock in consideration of accrued and unpaid salary totaling $200,000 to officer's Tim Novak and Paul Gray of the Company, issuance of 1,330,000 shares of Series A Preferred Stock to Mr. Jerry Leonard in consideration of $100,000 cash, the incorporation of a subsidiary to be known as Power3 Medical, Inc. (which has been incorporated under the laws of the state of Nevada as a wholly owned subsidiary of the

Company), approval of a merger agreement with and into its Power3 Medical,
Inc. subsidiary (expected to be effective June 19, 2003), and the issuance of one share of Power3 Medical, Inc. to the shareholders of the Company in exchange for each 50 shares of the Company's common stock held on the date of the merger.

On March 31, 2003 the Company entered a series of consultant relationships to assist in business development and company and product acquisitions. These consultant agreements are encompassed in the 2003 Stock Compensation Plan as described in preceding paragraph. These consultants will receive warrants for
8,000,000 shares of common stock registered under the S-8 filing described above. The following table describes each of the terms of each such agreement.

  Consultant                         Services                          Compensation           Duration

Resource Capital         sole   restructuring    agent,    general   50,000 unregistered      Evergreen
Management, Inc.         co-ordination    of   outside    contract    shares of Common         30 days
                         services,   identification   of   outside          Stock            termination
                         resources, restructure supervision                                     notice

Claudia Arps             electronic  commerce  marketing  strategy  Warrants to purchase       One year
                         and  implementation,  business  structure   1,600,000 shares of
                         analysis    and    execution,    internal      Common Stock
                         policies and procedures  development  and
                         implementation

Heinrich Hessels         market    analysis,    negotiation    and  Warrants to purchase       One year
                         relationship  management,  operation  and   1,600,000 shares of
                         workflow  analysis  and  design,   market      Common Stock
                         perception and brand positioning

Karin Hoermann           business     position     analysis    and  Warrants to purchase       One year
                         definition,   brand   and   new   venture   1,600,000 shares of
                         launches,     operation     functionality      Common Stock
                         analysis and consolidation

Paul McAteer             employee    relations    and    incentive  Warrants to purchase       One year
                         compensation   plans  advice,   expansion   1,600,000 shares of
                         strategies and  implementation  including      Common Stock
                         services   and   geographical   analysis,
                         merger  and   acquisition   analysis  and
                         strategy development

  Consultant                         Services                          Compensation           Duration

Jack Sherman             marketing  strategy  and  implementation,  Warrants to purchase       One year
                         market analysis and expansion,  strategic   1,600,000 shares of
                         alliance analysis and development              Common Stock

        The warrants issued pursuant to the forgoing consulting agreements contain provisions that would prevent the reduction in the number of shares of stock that would be issued upon a reverse split, combination, reclassification or other reduction in the number of shares of the Company outstanding.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

        Revenues for the quarter ended March 31, 2003 were $10,733 compared to
$6,470 for the same period last year, an increase of $4,263. The increase is attributable to an increase in sales of the SutureMate(R)surgical safety device during the first quarter of 2003.

        Interest expense decreased by $25,788 to $2,988 for the quarter ended
March 31, 2003 compared to $28,776 for the same period last year. The decrease resulted primarily because certain debt was converted to equity in December
2002, and certain other debt was considered extinguished as of December 31,
2002.

        Other operating expenses decreased by $56,373 to $89,813 for the quarter ended March 31, 2003 compared to $146,186 for the same period last year. This decrease is mainly due to decreased payroll accruals and a decrease of rent expense as a result of the termination of the company's previous office location.

        Net loss for the quarter ended March 31, 2003 was $86,818 compared to
$177,676 for the same period last year.

Liquidity and Capital Resources

        As of March 31, 2003 the Company has minimal cash or current assets. In addition it has a stockholders' deficit of $1,063,251 on March 31, 2003.

        The Company's sole source of funding during the first quarter of 2003 was from an investment of $100,000 in Preferred Series A stock.

        Based on its current operating plan, the Company believes that its existing resources together with cash generated from operations will not be sufficient to satisfy the Company's contemplated working capital requirements for the next fiscal year. The Company anticipates that it will need to raise capital through the sale of equity interests or borrow funds to sustain its operations. The
Company has no agreements, commitments or understandings with respect to such

Item 3. Controls and Procedures

        Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial
Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

debt or equity financing at this time.

        The Company has no commitments for capital expenditures at this time.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

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

On January 30, 1998, the Company entered into an agreement with a health care provider (the "Provider") in which the Provider was to perform clinical testing of ten surgical or medical products submitted by the Company. The agreement, which has been personally guaranteed by the Company's predecessor CEO, expired on January 30, 2003 and required the Company to pay the Provider a fixed amount of $25,000 for each of the ten studies. The agreement further provided that the
Company was obligated to pay the $250,000 even if the Company elected to forego having the Provider perform the clinical testing. The Company has not submitted any products for clinical testing during the term of the agreement and/or paid any amounts due under this arrangement. For various reasons, the Provider has effectively agreed to waive their rights under the agreement provided that the
Company either (1) enters into a new profit participation agreement with the
Company under which the Provider would receive no less than $250,000 within a four year period commencing on the date of such agreement or (2) makes an immediate payment of $50,000 to the Provider. As a result thereof, the Company has recorded a $50,000 liability as of December 31, 2002, which amount represents the probable amount of the liability existing at such time. If the
Company elects to enter a new profit participation agreement, the new agreement is expected to retain the existing personal guaranty of the Company's previous
CEO. Neither the Company nor the Provider has filed any litigation relating to this contract.

        The Company knows of no other significant legal proceedings to which it is a party or to which any of its property is the subject or any unsatisfied judgments against the Company and knows of no other material legal proceedings which are pending, threatened or contemplated.

Item 2. Changes in Securities

        During the quarter ended March 31, 2003, the Company authorized a Series A
Preferred Stock consisting of 4,000,000 shares, issuance of 2,660,000 of Series
A Preferred Stock in consideration of accrued and unpaid salary totaling
$200,000 to officer's Tim Novak and Paul Gray of the Company and issuance of

1,330,000 of Series A Preferred Stock to Mr. Jerry Leonard in consideration of
$100,000 cash. The Series A Preferred Stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of
1933, as amended, because of the limited number of offerees, the historical relationship of the offerees to the Company and the absence of any public advertising or solicitation.

During the quarter ended March 31, 2003, the Company issued 750,000 shares of voting common stock in consideration of the conversion of $7,500 of convertible notes payable. The common stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of
1933, as amended, because of the limited number of offerees, the historical relationship of the offerees to the Company and the lack of advertising and in reliance of the exemption from registration provided by Section 3(a)(9) of the
Securities Act of 1933, as amended, since both the common stock and the outstanding notes payable were securities issued by the same person.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to the security holders for a vote during the quarter ended March 31, 2003.

Item 5. Other Informations

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

On January 02, 2003, the Registrant filed a Form 8-K dated January 02, 2003 reporting the exchange of outstanding convertible notes for common stock under and Item 5.

On April 8, 2003, the Registrant filed a Form 8-K dated March 31, 2003 reporting the adoption of a restructure plan, change in control of the Company and intention to re-incorporate in Nevada under Items 1 and 7.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Surgical Safety Products, Inc. (Registrant)

Date: May 20, 2003                  By: /s/ Timothy Novak
                                        Timothy Novak
                                        Chairman and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                       Title                           Date

/s/ Timothy Novak         Chairman and Chief                   May 20, 2003
Timothy Novak             Executive Officer

/s/ R. Paul Gray          Director, Secretary, Treasurer       May 20, 2003
R. Paul Gray              and Chief Financial Officer

                                  CERTIFICATION

I, Timothy Novak certify that:

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

Date: May 20, 2003

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

Date: May 20, 2003

                                                        /s/ R. Paul Gray
                                                        By: R. Paul Gray
                                                        Title: Chief Financial Officer

