Form 10KSB/A
period 2002-12-31
SURGICAL SAFETY PRODUCTS INC
filed 2003-05-23
CIK 1063530

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB/A
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

                          Common Stock, $.001 par value
                                (Title of class)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

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

        On April 14, 2003, the aggregate market value of shares of common stock owned by non-affiliate on April 14, 2003 was $170,217.

                                TABLE OF CONTENTS

PART I

Item 1.           Description of Business                                      1
Item 2.           Description of Property                                      14
Item 3.           Legal Proceedings                                            14
Item 4.           Submission of Matters to a Vote of Security Holders          15

PART II

Item 5.           Market for Common Equity and Related Shareholder Matters     15
Item 6.           Management's Discussion and Analysis or Plan of Operation    17
Item 7.           Consolidated Financial Statements                            24
Item 8.           Changes and Disagreements with Accountants
                           on Accounting And Financial Disclosure              38

PART III

Item 9.           Directors, Executive Officers, Promoters and
                           Control Persons; Compliance with Section 16(a)
                           of the Exchange Act                                 38
Item 10.          Executive Compensation                                       40
Item 11.          Security Ownership of Certain Beneficial Owners and
                           Management                                          45
Item 12.          Certain Relationships and Related Transactions               46
Item 13.          Exhibits and Reports on Form 8K                              48
Item 14.          Controls and Procedures                                      51
Item 16.          Principal Accountant Fees and Services                       51

SIGNATURES                                                                     52

CERTIFICATIONS                                                                 53

EXHIBIT INDEX                                                                  55

                                      (i)

                                     PART I

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

Item 1. Description of Business.

        Business Development

        Surgical Safety Products, Inc. (the "Company" or "Surgical") is
incorporated in the State of New York and qualified to do business as a foreign corporation in the State of Florida. Surgical was originally was incorporated under the laws of the State of Florida on May 15, 1992. On November 28, 1994 the
Company merged into Sheffeld Acres Inc., a New York corporation that had approximately 1,100 shareholders, but had never commenced operations. Although
Sheffeld Acres, Inc. was technically the surviving entity, the Company changed its name after the merger to Surgical Safety Products, Inc. Articles of Merger were filed with the State of Florida on October 12, 1994 and a Certificate of
Merger was filed with the State of New York on February 8, 1995. The Company filed to do business as a foreign corporation on April 11, 1995 in the State of
Florida. The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "SSPD". The Company's corporate mailing address is 8374 Market
Street, Number 439, Bradenton, Florida 34202, its telephone number is (941)
360-3039 and its facsimile number is (941) 360-3039.

        The Company has two wholly owned subsidiaries: C5 Health, Inc., a private
Delaware corporation and Power3 Medical, Inc., a private Nevada corporation.

Power3 Medical, Inc. was formed on March 31, 2003 for the purpose of re-domiciling the Company in the State of Nevada.

        General

        The Company's overall mission is the research, development, production and distribution of innovative products and services for healthcare. The Company's sole current product is a traditional safety product called SutureMate(R)
surgical safety device. The Company intends to develop additional products and services relating to providing a safer and more efficient environment for healthcare workers, manufacturers and patients and to expand its operations to provide products and services for immediate communication and access to information in the healthcare industry while complying with expanding patient confidentiality regulations. Although the Company intends to develop additional products and services and to develop and market electronic solutions to the healthcare industry, no additional products are currently under development and such additional planned products may never be developed or offered.

        The Company was relatively inactive during much of 2002 as it sought a merger partner and working capital to carry out its business plan. The Company currently has a single product which accounts for all of its revenue generating operations. The SutureMate(R)surgical safety device, a patented, disposable, surgical assist device, was initially introduced in 1993. Its unique design facilitates one-handed suturing. The SutureMate(R)surgical safety device allows the surgeon to use a safer, more efficient method of surgical stitching and has features to prevent accidental needle sticks and assist in finishing surgical sutures with one hand, including a foam needle-cushion and a suture-cutting slot. The Company expects to automate the manufacture of the SutureMate(R)
surgical safety device if sales volume can be increased to economic levels.

        The Company has other products including patented medical devices and other non-patented digital products which to date have not been fully developed and have not created significant revenue. The Company does not presently plan to further develop these products and is seeking strategic alliances to pursue the development and commercialization of these products. It is anticipated by the
Company's management that these products may never be developed to a state of commercial significance or viability. The Company is seeking to expand its business through the acquisition of additional products or additional lines of business that do not require significant development. There can be no assurance that the Company will be successful in its efforts.

        Corporate Developments

        In December 1999, the Company entered into an agreement with the firm of
Thompson & Kernaghan & Co. providing for a convertible secured line of credit in the amount of $5,000,000. On February 7, 2001, the Company executed a loan cancellation and settlement agreement effectively terminating the line of credit agreement. Pursuant to the termination agreement, the remaining balance of the debt as of such time was to continue to accrue interest at 8% until the notes and related accrued interest were fully converted. At December 31, 2001, the balance of the notes and accrued interest was $341,442; this amount, and additional interest of $19,893 earned by the lender in 2002, was converted to
843,560 shares of the Company's common stock on December 15, 2002.
Simultaneously, the note was returned to the Company thereby terminating all related rights and obligations, including the rights of the lender to exercise certain warrants, that had been granted during the term of the loan.

        On May 22, 2001, C5 Health, Inc., acquired certain assets from Millennium
Health Communications, Inc. (MHC) including furniture and fixtures, computer equipment, and approximately 315 domain names under an asset purchase agreement that was amended on September 1, 2001. At the time of the acquisition William P.
Danielczyk was the Chief Executive Officer and founder of MHC. C5 Health, Inc.
was acquired by the Company in October 2001 and Mr. Danielczyk became the
Chairman of the Board and a major stockholder of the Company. Under the agreement with MHC, C5 Health, Inc. issued two (2) secured promissory notes payable on December 31, 2002 in the aggregate amount of $960,000 under which title to the acquired assets were subject to a security interest in favor of
MHC. MHC's corporate status in Virginia and Delaware was revoked in 2002.
Although the Company has made diligent efforts to contact MHC for final resolution of the outstanding notes, the Company has been unable to locate any person that represents MHC in these matters and has treated the outstanding notes as converted to paid-in capital because of the relationship between Mr.
Danielczyk and the Company.

        In May 2002, the Company entered a lease expiring May 2006 for its corporate offices for a monthly lease obligation of $4,500. This lease was terminated on October 26, 2002 and all future obligations were released in exchange for a promissory note totaling $33,009, which included termination and all related fees. The promissory note is due October 29, 2003 and accrues interest at 6% per annum.

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

A Preferred Stock consisting of 4,000,000 shares, issuance of 2,660,000 of
Series A Preferred Stock in consideration of accrued and unpaid salary totaling
$200,000 to officer's Tim Novak and Paul Gray of the Company, issuance of
1,330,000 of Series A Preferred Stock to Mr. Jerry Leonard in consideration of
$100,000 cash, the incorporation of a subsidiary to be known as Power3 Medical,
Inc. which has been incorporated under the laws of the state of Nevada as a wholly owned subsidiary of the Company, and approval of a merger agreement with and into its Power3 Medical, Inc. expected to be effective June 19, 2003, and the issuance of one share of Power3 Medical, Inc. to the shareholders of the
Company in exchange for each 50 shares of the Company's common stock held on the date of the merger.

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

   Consultant                                Services                                 Compensation           Duration

Resource Capital            sole restructuring agent, general co-ordination of     50,000 unregistered        Evergreen
Management, Inc.            outside contract services, identification of           shares of Common Stock       30 days
                            outside resources, restructure supervision                                       termination
                                                                                                               notice

Claudia Arps                electronic commerce marketing strategy and             Warrants to purchase       One year
                            implementation, business structure analysis and        1,600,000 shares of
                            execution, internal policies and procedures               Common Stock
                            development and implementation

Heinrich Hessels            market analysis, negotiation and relationship          Warrants to purchase       One year
                            management, operation and workflow analysis and        1,600,000 shares of
                            design, market perception and brand positioning            Common Stock

Karin Hoermann              business position analysis and definition, brand       Warrants to purchase       One year
                            and new venture launches, operation functionality      1,600,000 shares of
                            analysis and consolidation                                 Common Stock

Paul McAteer                employee relations and incentive  compensation plans   Warrants to purchase       One year
                            advice, expansion strategies and implementation        1,600,000 shares of
                            including services and geographical analysis,             Common Stock
                            merger and acquisition analysis and strategy
                            development

   Consultant                                Services                                 Compensation           Duration

Jack Sherman                marketing strategy and implementation, market          Warrants to purchase       One year
                            analysis and expansion,  strategic alliance analysis   1,600,000 shares of
                            and development                                            Common Stock

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

        In 2002, Dr. Robert Lyles and Messrs. David Swor, William Danielczyk and
James Stuart resigned from the board of directors. The individuals resigned to pursue personal interests and other business interests that the Company determined it would not pursue. No disagreements existed between the Company and any of the directors that resigned.

        Timothy S. Novak was elected chairman of the board replacing Mr. Danielczyk and Chief Executive Officer replacing Dr. Michael Swor who was the acting Chief
Executive Officer. Dr. Swor resigned from the board of directors in February
2003. Mr. R. Paul Gray was promoted from acting Chief Financial Officer to Chief
Financial Officer in August 2002.

        At December 31, 2002, the Company was indebted to Dr. Michael Swor for
$41,563 for advances he made on behalf of the Company that bear interest at the fixed rate of 10% per annum that are due on demand. In addition, the Company is indebted to Dr. Swor in the amount of $101,700 representing advances to the
Company. These advances are unsecured, non-interest bearing and due on demand.

        At December 31, 2002, unsecured promissory notes were due to Mr. Tim Novak in the amount of $22,000 and to Mr. Paul Gray in the amount of $17,000. These notes accrue interest at 9.5% per annum, are unsecured, and are due on demand.

        At December 31, 2002, the Company owed Dr. Michael Swor accrued salary of
$83,999, Mr. Tim Novak accrued salary of $145,000, Mr. Paul Gray accrued salary of $87,500, and Mr. Ben Rosenbaum, a former officer of C5 Health, Inc., accrued salary of $30,000.

        Business of Issuer

        In the last several years, the Company had maintained several operating divisions to encompass their various products and services. These included an
Information Systems Division and Medical Products Division. These are no longer distinct divisions, as most of the products are no longer considered commercially viable by management. The only remaining viable product is the
SutureMate(R)surgical safety device as discussed below.

        SutureMate(R)Surgical Safety Device

        The SutureMate(R)surgical safety device is a patented, disposable, surgical assist device, initially introduced in 1993. Its unique design facilitates the one-handed suturing technique. When one-handed suturing is not used, extra steps are required by the surgeon or the assistant in cutting the needle free of the suture thread and extra time and hand movements are required of the surgeon in manually adjusting needles while using a needle holder in most suturing processes. The SutureMate(R)surgical safety device allows the surgeon to use a safer, more efficient method of surgical stitching. The product has safety and convenience features which include a foam needle-cushion and a suture-cutting slot to assist in one-handed suturing.

        The SutureMate(R)surgical safety device was re-designed in late 1998 and has been re-released since demand has increased due to statutory changes relating to needlestick injuries. Legislation has been adopted at both the federal and state level. An overview of state needle safety legislation can be viewed at www.cdc.gov/niosh/ndl-law.html. This legislation essentially requires state agencies with employees at risk to implement needleless systems and sharps with engineered sharps injury protection in order to prevent the spread of bloodborne pathogens in the workplace.

        The product was re-engineered and updated after feedback from over 4,000 surgeons and surgical technologists who used or reviewed the product since its inception. As a result of the re-design, the Company believes that there are new clinical advantages and that the product can be produced at a significantly lower manufacturing cost. These beliefs are based on the fact that the re-design includes a tent-like configuration with a hidden cutting device contained between the adhesive base and the holding device. This allows the surgeon to separate the needle from the suture without a scrub nurse intervening with a scissor. The cost reduction will result from the fact that the original version cost approximately $6.00 per unit while the new version costs approximately
$1.10 per unit including packaging and sterilization, allowing it to be marketed in the $4 to $6 range which is more in keeping with pricing for a disposable product. Due to its acceptance by user and quality standards, the
SutureMate(R)surgical safety device is a "proven" product that complies with current legislation.

        On Feb 13, 2001, the Company announced an agreement with DeRoyal
Industries, Inc. ("DeRoyal") to distribute the SutureMate(R) surgical safety device worldwide. DeRoyal is the largest privately held healthcare supplier of safety devices with over 250 sales representatives worldwide. Formed in 1973,
DeRoyal is a international, vertically-integrated supplier of institutional and consumer healthcare products and services, with 27 subsidiaries and affiliates in seven states (California, Florida, Georgia, Oklahoma, South Carolina,
Tennessee, and Virginia) and ten countries (Canada, Costa Rica, England,
Estonia, Germany, Ireland, Italy, the Netherlands, Sweden and the United
States). DeRoyal's four business units, Acute Care, Patient Care, Wound Care and
OEM (original equipment manufacturer) produce more than 25,000 products, including: rehabilitation and therapy products, sports medicine supports, orthopedic bracing and supports, fiberglass and plaster casting; wound care dressings; unitized surgical delivery systems; surgical accessories; neonatal, labor and delivery products; angiographic, endoscopic, anesthesia and temperature monitoring products; as well as manufacturing services in plastics, textiles, electrical manufacturing, converting and sterilization. DeRoyal introduced the re-designated SutureMate(R)surgical safety device at the national convention of the Association of Operating Room Nurses (AORN), a national association of operating room nursing professionals, in March, and placed an order for 8,000 units for which the Company was paid when it made delivery in
May 2001. DeRoyal carries the SutureMate(R)surgical safety device in its surgical safety accessory line, which is being highly promoted in the current environment of bloodborne pathogen concern and increased safety legislation. The
Company received orders for approximately 10,000 SutureMate(R)surgical safety devices in 2002 and approximately 5,000 units in the 1st quarter of 2003.

        The Company continues to ship this product. Currently, the re-designed
SutureMate(R)surgical safety device is manufactured by the Hansen Plastic
Division of Tuthill Corporation at their plant located in Clearwater, Florida
("Tuthill"). There is no blanket agreement between the Company and Tuthill regarding the manufacturing of the SutureMate(R)surgical safety device and each manufacturing run is separately contracted as required. The Company believes that there are a large number of manufacturers that would be willing and capable of manufacturing the SutureMate(R)surgical safety device if its relationship with Tuthill is interrupted for any reason. The Company is continuing the process of negotiating additional manufacturing sources and original equipment manufacturer sales.

Business Strategy

        The Company's business strategy, which is dependent upon obtaining sufficient additional financing, is to enhance the commercialization of its existing product and to aggressively look for appropriate product and company acquisitions. The Company remains committed to providing innovative products and services within the healthcare industry. The Company's current revenues are based solely upon the sale of the SutureMate(R)surgical safety device. The
Company's revenues are dependent on the volume of sales from its products.

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

        The Company believes that the criteria for another appropriate strategic partner for an alliance with the Company would include a worldwide presence; a dedicated, highly trained sales force with access to the operating room; an acknowledged leader in the industry; and an interest in diversification of its existing product lines.

Distribution of Products

        The SutureMate(R)surgical safety device is currently the Company's only product available in the marketplace. The arrangement with DeRoyal provides for the worldwide distribution of the SutureMate(R)surgical safety device. An order of 10,000 pieces was made in 2002 and in the 1st Quarter 2003, DeRoyal placed an order for 5,000 pieces.

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

        The Company's principal methods of competing are the development of innovative products, the performance and breadth of its products, its technically trained sales force, and its educational services, including sponsorship of training programs. Most of the Company's potential major competitors have greater financial resources than the Company. Some of its potential competitors have engaged in substantial price discounting and other significant efforts to gain market share, including bundled contracts for a wide variety of healthcare products with group purchasing organizations. In the current healthcare environment, cost containment has become a significant factor in purchasing decisions by hospitals. Additional cost effectiveness was one of the principle factors in the redesign of the SutureMate(R)surgical safety device.

        Surgical currently has a limited sales force. However, at such time as the
Company has a suitable strategic partner and adequate funding, it intends to train its sales force on an ongoing basis to focus on healthcare worker safety issues.

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

        The Company does not rely on any other principal suppliers for any of its raw materials. However, with regard to the SutureMate(R)surgical safety device, the Company has received a price quotation from Tuthill Plastics, Inc. for the manufacture of the re-designed the SutureMate(R)surgical safety device.

Dependence on Major Customers

        The SutureMate(R)surgical safety device sales are currently principally reliant upon DeRoyal and in-house distribution and re-establishment of various distribution arrangements for generating revenues for this product. Subject to the availability of additional funding, of which there can be no assurance, the
Company believes that it can increase its customer base so that the loss of any one client will not adversely impact upon the financial condition of Surgical.

Research and Development

        The Company believes that research and development is an important factor in its future growth but has been unable to conduct any research or development activities in the last two years because of funding limitations. Prior to 2001, the Company engaged in extensive product research and development and it has at least four (4) additional products for the medical and healthcare community, all of which were in various stages of development, from prototype to patent.
Subject to the availability of additional funding, the Company again may devote a substantial amount of time to the research and development of products within distinct product lines. The Company believes that the products that were previously under development will not be produced or distributed by the Company without significant expenditures.

Patents, Copyrights and Trademarks

        Patents are significant to the conduct of the Company's business. The
Company owns four patents on two products: U. S. Patent No. 4,969,893 issued on
November 13, 1990, U. S. Patent No.'s Des. 353,672 issued on December 20, 1994 and U.S. Patent No. 5,385,569 issued on January 31, 1995, each for the
SutureMate(R)surgical safety device; and United States Patent No. 5,364,375 issued on November 15, 1994 for the ProstasertTM insert device. Dr. Michael Swor was the inventor of both devices and originally secured the patents which he later assigned to the Company in exchange for stock.

        On June 1, 1998, the Company filed for two patent applications on the
OASiSTM system, which includes propriety aspects of the software, algorithms and reports, as well as the inservice training modules which are owned by the
Company. Neither of these patents have been issued to date and the applications are still pending.

        The Company has an extensive library of copyrighted educational and training material related to occupational safety and surgical techniques. These include the Surgical Safety Manual published in 1994, which was revised in 1996.

        The Company filed on July 1, 1993 for trademark registration with the
United States Patent and Trademark Office for the SutureMate(R)surgical safety device. This trademark was registered on April 5, 1994.

Governmental Regulation

FDA Approval

        Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of the Company's current and future products and services. It is anticipated that virtually all of the products developed by the Company will require regulatory approval by governmental agencies prior to commercialization.

        Prior to entering commercial distribution, all medical devices must undergo
FDA review under one or two basic review procedures: a Section 510(K) premarket notification ("510(K)"), or a premarket approval application ("PMA").

        A 510(K) notification is generally a relatively straightforward filing submitted to demonstrate that the device in question is "substantially equivalent" to another legally marketed device. The term "substantially equivalent" for 501(K) purposes does not mean that a product is not unique.
Rather it means that a product can be categorized with existing products for sterilization and safety purposes. Pursuant to 21 C.F.R. 807.100(b), the "FDA will determine that a device is substantially equivalent to a predicate device using the following criteria: (1) [t]he device has the same intended use as the predicate device; and (2) [t]he device: (i) [h]as the same technological characteristics as the predicate device; or (ii)(A) [h]as different technological characteristics, such as a significant change in the materials, design, energy source, or other features of the device from those of the predicate device; (B) [t]he data submitted establishes that the device is substantially equivalent to the predicate device and contains information, including clinical data if deemed necessary by the Commissioner, that demonstrates that the device is as safe and as effective as a legally marketed device; and (C) [d]oes not raise different questions of safety and effectiveness than the predicate device." Approval under this procedure is typically granted within ninety (90) days if the product qualifies, however, this procedure may take longer. For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a change to the intended use of the device will require a new 510(k) submission.

        When the product does not qualify for approval under the 510(K) procedure, the manufacturer must file a PMA which shows that the product is safe and effective in its intended use. The pre-market approval process begins with an animal test that lead to the preparation of an Investigational Device Exemption
("IDE") granted by the FDA on review of the animal test data. Once the IDE has been granted, human clinical trial may commence with a small population in tightly controlled environments. If successful, a larger human clinical trial may be conducted using several diverse testing sites and population groups. Data from both clinical trials is then summarized submitted to the FDA. If the FDA determines that there is reasonable assurance that the device is safe and effective for its intended purpose, it will grant approval t market the device.

This requires a significantly longer FDA review after the date of filing and the time and costs of performing the necessary trials before the results are know represent a significant risk to the development of new devices.

        In the past, the Company's products have been cleared by the FDA under the
501(K) expedited form of pre-market review or have not required FDA approval. To the extent the Company develops products for use in more advanced surgical procedures, the regulatory process may be more complex and time consuming. Some of the Company's potential future products may require lengthy human clinical trials and the PMA application relating to class III medical devices. There is no assurance that funds will be available to conduct clinical trials or other expenses necessary to obtain a PMA. During any review period, there is the risk of entry by competitors and risk of changes in the marketplace prior to market approvals being obtained.

        The Company is also subject to routine inspection by the FDA and state agencies for compliance with Good Manufacturing Practice requirements, Medical
Device Reporting requirements and other applicable regulations. Noncompliance with applicable requirements can result in warning letters, import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts, and criminal prosecution. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, or any failure to comply with regulatory requirements could have a material adverse effect on the
Company's business, financial condition and results of operations.

        Overseas, the degree of government regulation affecting the Company varies considerably among countries, ranging from stringent testing and approval procedures in certain locations to simple registration procedures in others, while in some countries there is virtually no regulation of the sale of the
Company's products. In the past, when the Company had active foreign distribution agreements, it had not encountered material delays or unusual regulatory impediments in marketing its products internationally. Establishment of uniform regulations for European Economic Area nations took place on January
1, 1995. These regulations subject the Company to a single regulatory scheme for all of the participating countries. Once the Company's domestic channels are satisfied, Surgical will commence a program to meet regulatory requirements internationally in those countries where additional clinical trials would not be required.

OSHA Mandatory Reporting of Illness and Injury

        Federal rules administered by the Occupational Safety and Health
Administration (OSHA) require healthcare workers to report if they have been accidentally stuck with a needle previously used by a patient, or splashed by blood or bodily fluids.

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

        The final rule requires employers, upon request, to report to OSHA their illness and injury data, in addition to the number of workers and the number of hours worked in a designated period. It establishes a mechanism for OSHA to conduct an annual survey of ten (10) or more employers by mail or other remote transmittal. The specific request may come directly from OSHA or its designee,
e.g., the National Institute of Occupational Safety and Health ("NIOSH").

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

Cost of Research and Development

        For fiscal years 2002 and 2001, the Company expended $0 on research and development because of insufficient capital in 2002 and 2001 to perform such activities.

Cost and Effects of Compliance with Environmental Laws

        The Company's business could be subject to regulation under the state and
Federal laws regarding environmental protection and hazardous substances control, including the Occupational Safety and Health Act, the Environmental
Protection Act, and Toxic Substance Control Act. In 1992, the United States
Congress expressed increasing interest in the issues of sharp injuries. The
House Subcommittee on Regulation held hearings regarding needlestick injuries and the implementation of mandated guidelines on safer medical devices. However, no new laws were adopted and the Company is unaware of any bills currently pending in Congress on this issue. The Company believes that it is in material compliance with the current and other applicable laws and that its continual compliance therewith will not have a material adverse effect on its business.
Since the entire manufacturing and distribution process for the
SutureMate(R)surgical safety device has been outsourced, the Company does not have any direct responsibility or costs relating to compliance with environmental laws and does not carry liability insurance for environmental liabilities.

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

        The Company does not own or lease any real property and the Company's records were put into storage at the home offices of the Company officers.

Item 3. Legal Proceedings

        The Company was a defendant in an action entitled International Business
Machines v. Surgical Safety Products, Inc., filed by IBM on March 13, 2001 in the Circuit Court in Sarasota Florida, for breach of contract, implied contract, account stated and unjust enrichment. Each cause of action relates to the breach of a contract under which IBM agreed to deliver and the Company agreed to pay for, certain services and equipment. The parties entered into a Stipulation of
Settlement whereby the Company agreed to pay IBM $20,000 on or before May 31,
2002. If the Company failed to make the stipulated payment, IBM was authorized to file the Stipulation as a final judgment against the Company in the amount of
$100,000. The case was dismissed with prejudice on the basis of the Stipulation of Settlement. The Company failed to make the required payment by May 31, 2002 and IBM has filed the Stipulation as a judgment against the Company.

On January 30, 1998, the Company entered into an agreement with Sarasota
Memorial Hospital (the "Provider") in which the Provider was to perform clinical testing of ten surgical or medical products submitted by the Company. The agreement, which has been personally guaranteed by Dr. Michael Swor, the Company
"s predecessor CEO, expired on January 30, 2003 and required the Company to pay the Provider a fixed amount of $25,000 for each of the ten studies. The agreement further provided that the Company was obligated to pay the $250,000 even if the Company elected to forego having the Provider perform the clinical testing. The Company did not submit any products for clinical testing during the term of the agreement and/or paid any amounts due under this arrangement. For various reasons, the Provider has effectively agreed to waive their rights under the agreement provided that the Company either (1) enters into a new profit participation agreement with the Company under which the Provider would receive no less than $250,000 within a four year period commencing on the date of such agreement or (2) makes an immediate payment of $50,000 to the Provider. As a result thereof, the Company has recorded a $50,000 liability as of December 31,
2002, which amount represents the probable amount of the liability existing at such time. If the Company elects to enter a new profit participation agreement, the new agreement is expected to retain the existing personal guaranty of the
Company's previous CEO.

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

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        Between 1999 and 2002 the Company issued 5,821,881 shares of its common stock pursuant to Regulation S promulgated under the Securities Act of 1933 to
Thompson & Kernaghan & Co. pursuant to a borrowings under and settlement of convertible line of credit in the amount of $5,000,000.

        During 2001, the Company issued 20,022,889 shares of its common stock in the acquisition of C5 Health, Inc. pursuant to a private placement under Section
4(2) of the Securities Act of 1933 and Rule 506 of Regulation D to the
stockholders of C5 Health, Inc.

        During 2001, the Company issued 5,157,500 shares of its common stock pursuant to a private placement under Section 4(2) of the Securities Act of 1933 to employees as consideration for services rendered.

        During 2001, the Company issued 3,507,858 shares of its common stock pursuant to a private placement under Section 4(2) of the Securities Act of 1933 to Reli-Communications, Inc. in exchange for $105,216 in cash.
Reli-Communications, Inc. is a private Virginia corporation controlled by Mr.
William P. Danielczyk, who was Chairman of the board of director of the Company at the time of the investment. During 2002, the Company issued 3,216,000 shares of its common stock pursuant to a second private placement under Section 4(2) of the Securities Act of 1933 to Reli-Communications, Inc. in exchange for $96,500 in cash.

        During the first quarter of 2003, the Company issued 1,330,000 shares of its Series A Preferred Stock to each of Tim Novak and Paul Gray in exchange for accrued and unpaid salaries and other indebtedness of $100,000 each and
1,330,000 shares of its Series A Preferred Stock to Mr. Jerry Leonard, a 5%
stockholder in the company, in exchange for $100,000 cash. The Series A
Preferred Stock was issued in reliance on Section 4(2) of the Securities Act of
1933 since there was no public offering of such securities and each of the purchasers are knowledgeable individuals having a previous relationship with the
Company.

        Market Information.

        The Common Stock of the Company is quoted on the OTC Bulletin Board under the symbol "SSPD.OB". The high and low bid information for each quarter for the years ending December 31, 2001 and 2002, as reported by National Quotation
Bureau, Inc., are as follows:

         Quarter                                 High Bid           Low Bid

         First Quarter 2001                          .24               .08
         Second Quarter 2001                         .10               .01
         Third Quarter 2001                          .04               .01
         Fourth Quarter 2001                         .06               .01

         First Quarter 2002                          .013              .013
         Second Quarter 2002                         .0001             .0001
         Third Quarter 2002                          .009              .009
         Fourth Quarter 2002                         .018              .018

        The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not reflect actual transactions.

        (b) Holders

        As of December 31, 2002, there were 1,117 shareholders of record of the
Company's 49,891,501 shares of issued and outstanding voting stock as of
December 31, 2002.

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

        (d) Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information relating to outstanding options to purchase shares of the Company's common stock pursuant to equity compensation plans.

                                                 Equity Compensation Plan Information

                                                                                                   Number of securities
                                                                                                  remaining available for
                                   Number of securities to be                                   future issuance under equity
                                     issued upon exercise of       Weighted-average exercise         compensation plans
                                      outstanding options,        price of outstanding options,    (excluding securities
                                       warrants and rights            warrants and rights          reflected in column (a))
                                               (a)                            (b)                             (c)

   Equity compensation plans                   -0-                            -0-                             -0-
  approved by security holders

 Equity compensation plans not
  approved by security holders               318,000                         $0.25                            -0-

             Total                           318,000                         $0.25                            -0-

Item 6. Management's Discussion and Analysis or Plan of Operation

        The Company was founded in 1992 to combat the potential spread of bloodborne pathogenic infections such as HIV and hepatitis. It has broadened its mission to research, develop, manufacture, market and sell medical products and services to the healthcare community.

        The Company was in the development stage until 1993 when it began commercial shipments of the SutureMate(R)surgical safety device, its first product. From inception in June, 1992 through December 31, 2002, the Company generated revenues of approximately $2,061,000 from a limited number of customers. Since inception through December 31, 2002, the Company has generated cumulative losses of approximately $6,500,000. Although the Company experienced a significant percentage growth in revenues from fiscal 1992 to fiscal 2002, the

Company does not believe prior growth rates are indicative of future operating results. During much of 2002 the Company was relatively inactive as it sought a merger partner. There can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. Moreover, the
Company expects to continue to incur operating losses through at least December
31, 2004, and there can be no assurance that losses will not continue after such date.

        As discussed in the Company's financial statements for the fiscal year ended December 31, 2002, the operating losses incurred by the Company, and various other matters, raises doubt about its ability to continue as a going concern. During 2002, the Company's reduced operations were funded by bridge loans and residual sales and the Company's net loss continued. This period of severe working capital constraints caused a significant strain on the Company's management, financial and other resources. As a result of the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

        The Company's plan of operations for the next twelve months is to focus on identification and merger with a significant revenue producing company.

Results of Operations - Full Fiscal Years

Revenues

        To date, the Company has derived substantially all of its revenues from sales of the SutureMate(R)surgical safety device to a single distributor,
DeRoyal Medical. Total revenues for the year ended December 31, 2002 ("Fiscal
2002") were $18,536 compared to $166,696 for the year ended December 31, 2001
("Fiscal 2001"). The reduction in revenues was primarily the result of the cessation of active sales efforts during Fiscal 2002.

        The Company anticipates that the main focus of its selling efforts will continue to focus on sale of the SutureMate(R) surgical safety device. The
Company intends to continue to sell its products to a relatively small group of medical products distributors with the objective of having its products distributed on a larger national and international scale. The Company has entered into worldwide distribution agreement with DeRoyal for which the first order was delivered in May 2001. Most medical product distributors carry an extensive line of products (some of which they manufacture themselves) which they make available to end users (hospitals, surgeons, healthcare workers) and various of these products may compete with each other as to function, price or other factors. In addition, numerous medical product distributors are not themselves well capitalized and their financial condition may impact their ability to properly distribute the Company's products.

        The Company's ability to achieve revenues in the future will depend in significant part upon its ability to obtain orders from, maintain relationships with and provide support to, existing and new customers, as well as the condition of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer or the inability of any customer to finance its purchases of the Company's products may materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's revenues will increase in the future. In addition, the Company expects that the average selling price of a particular product line will also decline as such products mature, and as competition increases in the future. Accordingly, the Company's ability to maintain or increase revenues will depend in part upon its ability to increase unit sales volumes of its products and to introduce and sell products at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of the Company's more mature products. The management views the companies majority of future revenues will be based upon the success of the
Company's merger and acquisition efforts.

Gross Profits

        Gross profits for Fiscal 2002 were $9,175 compared to $148,603. The decline in gross profits was primarily the result of smaller sales volumes and the higher cost to produce each unit that resulted from the small production runs.
In prior years, the Company has attempted to reduce the costs of manufacture through re-design of the product. The success of these cost reduction programs will not be known until production volumes increase. Further reductions may be available from additional efforts but the Company is not able to incur additional research or design costs because of limited financial resources.

        To the extent the Company is unable to reduce its production costs of its existing product or introduce new products with higher margins, the Company's gross profits would be materially adversely affected. The Company's results may also be affected by a variety of other factors, including reliability or quality problems; price competition; and warranty expenses and discounts.

Operating Expenses

        Sales and Marketing: These expenses consist of advertising, meetings and conventions and entertainment related to product exhibitions and the related travel expenses. Since inception, the Company has spent approximately $818,000 on sales and marketing expenses. For Fiscal 2002 and Fiscal 2001, sales and marketing expenses approximated $0 and $3,500, respectively. Because the
Company' business activities were limited in 2002, significant dollars were not expended for selling and marketing expenses during the year. The Company plans to invest significant resources to expand its sales and marketing effort, including the hiring of additional personnel and establishing the infrastructure necessary to support future operations. The Company expects that such expenses in 2003 will increase in absolute dollars as compared to 2002.

        General and Administrative. These expenses consist primarily of the general and administrative expenses for salaries, contract labor and other expenses for management, information technology ("IT"), finance and accounting, legal and other professional services including ongoing expenses as a publicly owned
Company related to legal, accounting and other administrative services and expenses. Since inception, the Company has spent approximately $4,000,000 on general and administrative expenses. For Fiscal 2002 and Fiscal 2001, general and administrative expenses were $551,647 and $386,056, respectively. The increase of $165,591 is due primarily to increase of salaries for its recently appointed executives who are identifying merger and product opportunities. The
Company expects general and administrative expenses to increase in absolute dollars in 2003 as compared to 2002, as the Company continues to expand its operations.

Research and Development

        Since inception, the Company has spent approximately $252,000 on research and development. For Fiscal 2002 and Fiscal 2001, research and development expenses were $0. The Company intends to invest resources to development of new products and expects that research and development expenses in 2003 will increase in absolute dollars as compared to 2002.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net, consists primarily of interest expenses accrued and or paid on loans, notes due to officers, convertible notes and other interest-bearing obligations. Interest and other expense, net, was
$116,617 in Fiscal 2002 and $61,592 in Fiscal 2001. The increase in interest expenses is the direct result of higher levels of interest-bearing debt and higher interest rates as a result of the declining financial condition of the
Company.

        The Company did not report any foreign currency gains or losses for Fiscal
2002 or Fiscal 2001 since there were no contracts negotiated in foreign currencies for those periods. In the event of contracts for foreign distribution, the Company may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. The Company does not currently engage in foreign currency hedging transactions, although it may implement such transactions in the future.

Impairment of Goodwill and Other Assets

        During Fiscal 2002, the Company determined and recorded related impairment expenses of $75,429 for various assets. During Fiscal 2001, the Company determined and recorded related impairment expenses of $1,276,038 and $174,130 for goodwill recorded at the date of the C5 acquisition and for other assets, respectively.

Financial Condition, Liquidity and Capital Resources

        The financial condition, liquidity and capital resources of the Company should be assessed in context with the ability of the Company to continue as a going concern as discussed in the Company's financial statements.

        At December 31, 2002, the Company had total assets of $47 and liabilities totaling $1,283,980, consisting of accounts payable and other accrued current liabilities of $994,708, loans owed to Mr. Novak and Mr. Gray totally $39,000, convertible debt of $57,500, shareholder advances of $159,763, and other notes payable of $33,009.

        Since its inception in June of 1992, sales of its products, fees from
OASiSTM information services (an interactive Internet-based information system that was marketed by the Company to healthcare providers prior to 2001), and other funds from operations have not been sufficient to fund for operations. The
Company has financed its continued operations and met its capital requirements primarily through sale of or exchange for common stock, a convertible line of credit with Thompson & Kernaghan & Co., borrowing from current shareholders, and other indebtedness.

        Operating activities used net cash of $135,202 and $203,414 in Fiscal 2002 and Fiscal 2001, respectively.

        The Company requires between $1 million and $5 million in additional capital in the form of debt or equity to fund the continued operations and merger and acquisition activities. The Company intends to fund operations through fiscal 2003 by seeking additional funds from strategic alliances with potential clients, advances from its shareholders, and third party financing through the sale of additional debt or equity. The Company has maintained minimal staff while seeking capital and merger partners. At December 31, 2002, we do not have the funds in place to meet our projected operating expenditures for the foreseeable future and there is no assurance that sufficient funds will become available to meet our immediate needs.

        At December 31, 2002, the Company did not have any significant off balance sheet commitments.

Critical Accounting Policies

Revenue Recognition

        The Company ships its products directly from the outsource manufacturer to the customer without taking ownership or possession of the products. All shipments are FOB destination with freight allowed and payment terms are net 30 days after shipment.

        The Company's revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 101 - Revenue Recognition in Financial
Statements ("SAB 101") for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 101 the Company recognizes revenue when:

        Persuasive evidence of an arrangement exists;
        Delivery has occurred;
        The seller's price to the buyer is fixed or determinable; and
        Collectibility is reasonably assured.

Long-Lived Assets

        Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. Management has evaluated the Company's long-lived assets and has determined that there were events during Fiscal 2002 and Fiscal 2001 that indicated that all of its intangible and fixed assets were impaired. As a result, the Company recorded certain losses from impairment during Fiscal 2002 and Fiscal 2001.

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

        The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued. Equity instruments issued to non-employees that are fully vested and non-forfeitable are measured at fair value at the issuance date and expensed in the period over which the benefit is expected to be received. Equity instruments issued to non-employees which are either unvested or forfeitable, for which counter-party performance is required for the equity instrument to be earned, are measured initially at the fair value and subsequently adjusted for changes in fair value until the earlier of: (i) the date at which a commitment for performance by the counter-party to earn the equity instrument is reached; or (ii) the date on which the counter-party's performance is complete.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities". SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability has been incurred. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146, as required on January 1, 2003, will have a material impact on its financial statements.

        In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based
Compensation - Transition and Disclosure", an amendment of SFAS No. 123. This standard amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of the Company's accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial statements. The transition provisions and annual disclosure requirements are effective for fiscal years ending after December 15, 2002, while the interim period disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company does not believe that the adoption of SFAS No. 148 will have a material impact on its financial statements.

Item 7. Consolidated Financial Statements

                         SURGICAL SAFETY PRODUCTS, INC.

                               TABLE OF CONTENTS

                                                                        Page

Independent Auditors' Report                                             F-1

Consolidated Balance Sheet as of December 31, 2002                       F-2

Consolidated Statements of Operations for the years ended
December 31, 2002 and 2001                                               F-3

Consolidated Statements of Stockholders' Deficit for the years
ended December 31, 2002 and 2001                                         F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2001                                               F-5

Notes to Consolidated Financial Statements                               F-7

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

                                      F-1
                                       24

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

                                      F-2
                                       25

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

                                      F-3
                                       26

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

                                      F-4
                                       27

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

                                      F-5
                                       28

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
                                                         ===========     ============

_______________________________________________________________________________________

See notes to consolidated financial statements

                                      F-6
                                       29

                         SURGICAL SAFETY PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
________________________________________________________________________________

Note 1 - Summary of Significant Accounting Policies

Business Activities

Surgical Safety Products, Inc. (Surgical) was incorporated in the State of
Florida on May 15, 1992 and merged into a New York Corporation in 1994. Surgical and its wholly owned subsidiaries, C5 Health, Inc. (C5) and Power3 Medical, Inc.
(P3M), (collectively, the Company) are engaged in product development, sales and distribution and services for the healthcare industry. The Company had limited business activity during 2002 and 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and
C5. All inter-company accounts and balances have been eliminated in consolidation.

Revenue Recognition

The Company ships its product directly from the outsource manufacturer to the customer without taking ownership or possession of the products. All shipments are FOB destination with freight allowed and payment terms are net 30 days after shipment.

The Company's revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 101 - Revenue Recognition in Financial
Statements ("SAB 101") for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 101 the Company recognizes revenue when:

         - Persuasive evidence of an arrangement exists;
         - Delivery has occurred;
         - The seller's price to the buyer is fixed or determinable; and
         - Collectibility is reasonably assured.

Sales Returns, Discounts and Other Reductions in Revenue

The Company does not allow returns for credit or discounts on purchases of
SutureMate(R)surgical safety devices. Based on historical experience, the
Company does not recognize any allowance for warranty or defects and the costs of warranty or defects are expensed as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. Management has evaluated the Company's long-lived assets and has determined that there were events during fiscal 2002 and 2001 that indicated
that all of its intangible and fixed assets were impaired. As a result, the
Company recorded certain losses from impairment during 2002 and 2001. See Notes
3, 7, and 13.

Property and Equipment

Prior to its impairment and write off, property and equipment were stated at cost. Depreciation and amortization was calculated using the straight-line method over the assets' estimated useful lives of 3 to 5 years.

                                      F-7
                                       30

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

                                      F-8
                                       31

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued. Equity instruments issued to non-employees that are fully vested and non-forfeitable are measured at fair value at the issuance date and expensed in the period over which the benefit is expected to be received. Equity instruments issued to non-employees which are either unvested or forfeitable, for which counter-party performance is required for the equity instrument to be earned, are measured initially at the fair value and subsequently adjusted for changes in fair value until the earlier of: (i) the date at which a commitment for performance by the counter-party to earn the equity instrument is reached; or (ii) the date on which the counter-party's performance is complete.

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

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with
Exit or Disposal Activities. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability has been incurred. SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002.
The Company does not anticipate that the adoption of SFAS 146, as required on
January 1, 2003, will have a material impact on its financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based
Compensation-- Transition and Disclosure, an amendment of SFAS No. 123." This standard amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of the Company's accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial statements. The transition provisions and annual disclosure requirements are effective for fiscal years ending after December 15, 2002, while the interim period disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company does not believe that the adoption of SFAS 148 will have a material impact on its financial statements.

Note 2 - Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations of $719,819 and
$1,741,922 in 2002 and 2001, respectively and has working capital and stockholders' deficits of $1,283,933 at December 31, 2002. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan and successfully intergrating an operating business. In addition, the
Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. Management's plans include searching for an appropriate merger and/or acquisition target. In the interim, management will attempt to fund operations by raising debt or equity capital through borrowings and/or private placements.

                                      F-9
                                       32

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
                                               ============

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

                                      F-10
                                       33

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

                                      F-11
                                       34

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

                                          Weighted
                                           Average
                                          Remaining       Weighted
                        Number           Contractual       Average
 Exercise Price       Outstanding           Life        Exercise Price

  $     0.13            273,000            8 years      $       0.13
  $     1.00             45,000            5 years      $       1.00
                        318,000                         $       0.14
                       =========                        =============

Note 9 - Common Stock

During 2001, the Company issued 5,157,500 shares of its common stock having a fair market value of $78,895 to certain employees (including 4,657,500 shares

                                      F-12
                                       35

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

Subsequent to termination of such lease, the Company operated out of its President's home. No amounts have been ascribed for the value of the use of this space in the accompanying 2002 consolidated statements of operations because the value of such office space was not considered significant.

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

                                      F-13
                                       36

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

Effective June 1, 2002, the Board of Directors passed a resolution regarding employment arrangements with its newly appointed chief executive officer and chief financial officer. The Board resolved that such arrangements be for an annual salary of $150,000 for each officer. The Company may terminate the agreements for any reason upon ninety days notice.

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

Other

On January 30, 1998, the Company entered into an agreement with Sarasota
Memorial Hospital (the "Provider") in which the Provider was to perform clinical testing of ten surgical or medical products submitted by the Company. The agreement, which has been personally guaranteed by Dr. Michael Swor, the
Company's predecessor CEO, expired on January 30, 2003 and required the Company to pay the Provider a fixed amount of 25,000 for each of the ten studies. The agreement further provided that the Company was obligated to pay the $250,000 even if the Company elected to forego having the Provider perform the clinical testing. The Company has not submitted any products for clinical testing during the term of the agreement and/or paid any amounts due under this arrangement.
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

                                      F-14
                                       37

Note 12- Other Related Party Transactions

In December 2002, debt and accrued interest having a carrying book value of approximately $1,044,000 was extinguished. The transaction resulted from the dissolution of the related party as a legal company and with no legal standing in the states in which it transacted business. All known registered agent representatives were contacted and indicated their resignation with no successor being identified, and management believes that the possibility of payment of such debt in the future is remote. Because of the nature of the relationship between the creditor and the Company, the extinguishment has been reflected as an increase in additional paid-in capital in the accompanying financial statements.

The Company periodically receives working capital advances from stockholders. At
December 31, 2002, $118,200 of the stockholders advances in the consolidated balance sheet are non-interest bearing and $41,563 bear interest at a fixed rate of 10% per annum. All of the advances are unsecured and due on demand.

In connection with the related party notes, the Company incurred interest expense of approximately $86,420 and $24,300, respectively, during the years ended December 31, 2002 and 2001, respectively. The amounts are included in accounts payable and accrued and other liabilities at December 31, 2002 less certain accrued interest totaling $68,430 considered extinguished as discussed above.

In addition to such interest, at December 31, 2002 accounts payable and accrued and other liabilities included other amounts owed to officers, directors and other affiliates of approximately $332,000.

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
        o Issuance of 2,660,000 shares of Series A Preferred Stock in consideration of accrued and unpaid salary totaling $200,000 to two officers of the
          Company.
        o Issuance of 1,330,000 shares of Series A Preferred Stock in consideration of
          $100,000 cash by an individual investor.
        o The incorporation of a subsidiary to be known as Power3 Medical, Inc.
          to be incorporated under the laws of the state of Nevada as a wholly owned subsidiary.
        o The merger of the Company with and into its wholly owned subsidiary known as Power3 Medical, Inc.
        o The exchange of shares of the Company's common stock for one-fiftieth
          (.02) share of Power3 Medical, Inc. common stock

In addition, on March 31, 2003 the Company entered a series of consultant relationships to assist in business development and company and product acquisitions. These consultant agreements are encompassed in the 2003 Stock
Compensation Plan. These consultants will receive warrants for 8,000,000 shares of common stock registered under a contemplated S-8 filing. A significant portion of these warrants will allow the consultants to purchase the Company stock for nominal consideration, and the expense arising from these warrants will be expensed as the services are provided.

________________________________________________________________________________

                                      F-15
                                       38

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

                                                                     Director
    Name              Age     Position(s) with Company                Since
----------------      ---     ------------------------                ---------
Timothy S. Novak       40     Director, Chairman of the Board          2002
                              and Chief Executive Officer

R. Paul Gray           39     Director, Chief Financial Officer,       2002
                              Secretary and Treasurer

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

Business Experience

        Timothy Novak, age 40, was appointed Chairman of the Board and Chief
Executive Officer of the Company in April and August 2002, respectively. Mr.
Novak has 18 years of experience in business and his duties for the Company include operations, public relations and business development. Between March
2002 and May 2002 he was Executive Vice President of Reli-Communications for
development of the Florida region. Mr. Novak was a founding member of Core
Concepts, LLC in June of 2002. From the time of its formation in April 2001 until its merger with the Company, Mr. Novak was a Director, President and Chief
Operating Officer and owner of 27.18% of C5 Health, Inc. From January 2000 to
February 2001, he worked as an Administrator for Corcoran Easterling &
Doyle - Vallery, P.A., in the development of a private physician's medical practice in Sarasota, Florida. From September 1998 to December 1999, Mr. Novak served as
Regional Vice President for Women's Health Partners, Inc, a 100 member OB/GYN specific management services organization at

which he orchestrated all aspects of physician practice operations, new ancillary service development and financial reporting. Prior to that period, Mr.
Novak was engaged in independent consulting in the areas of healthcare partnering and strategic planning. He served as Director of Professional
Relations with The Physicians, Inc., a 1,000-member independent physician association; owning and operating a financial programming company as a registered representative and as an independent agent developing, selling and servicing comprehensive financial plans. Mr. Novak is a Certified Medical
Practice Executive through the American College of Medical Practice Executives and is a member of the Medical Group Management Association. He received his
Bachelor of Science degree in 1985 from Bowling Green State University and his
Masters in Science in General Administration in 1998 from Central Michigan
University.

        R. Paul Gray, age 39, was appointed a Director, Acting Chief Financial
Officer, Secretary and Treasurer at the time of the merger of the Company with
C5 Health, Inc. in October 2001. Mr. Gray was appointed Chief Financial Officer from the acting role on August 12, 2002. Mr. Gray has more than 16 years of experience in Big Four accounting and consulting with large firms serving and consulting with many public and private companies. Mr. Gray's duties for the
Company include assisting in the accounting functions and compliance related activities. From June 2002 to the present, Mr. Gray has served as a founding member of Core Concepts, LLC, a provider of strategic consulting to public and private growth companies, for which he allocates approximately 10% of his professional time. The balance of his profession time is devoted to his position with the Company. From June 2001 to the present, Mr. Gray has been a Director -
for C5 of which he owned 18.09% individually and beneficially at the time of the merger. From August 2001 to May 2002, Mr. Gray had been a Director and Chief
Financial Officer of Reli-Communications, of which he owned 20% at the time of his resignation. Mr. Gray served as a Director, Executive Vice Present and Chief
Financial Officer of Millennium from August 1999 until 2001 when the assets were sold to various companies. From 1985 to 1999, Mr. Gray practiced as a CPA for several large accounting firms including KPMG and Ernst & Young. Mr. Gray received his Bachelor of Science degree in accounting in 1985 from West Virginia
University.

Section 16(a) Beneficial Ownership Reporting Compliance

        No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation

                           Summary Compensation Table

                                                                        Long Term Compensation
                                       Annual Compensation                      Awards                Payouts
                                                          Other
                                                         Annual      Restricted       Securities                   All Other
                                                         Compen-        Stock         Underlying       LTIP      Compensation
 Name and                 Year      Salary     Bonus     sation       Award(s)       Options/SARs     Payouts        ($)
 Principal Position                 ($)        ($)         ($)           ($)             (#)            ($)          (1)

G. Michael Swor,
Former Chief
Executive Officer (2)     2002     $ 25,000     -0-        -0-            -0-            -0-           -0-          -0-
                          2001      100,000     -0-        -0-            -0-            -0-           -0-          -0-

R. Paul Gray,
Director,
Chief Financial
Officer, Secretary        2002      $87,500     -0-        -0-            -0-            -0-           -0-          -0-
and Treasurer (3)         2001          -0-     -0-        -0-            -0-            -0-           -0-          -0-

Timothy Novak,
Director,
Chairman and Chief
Executive Officer         2002     $139,000     -0-        -0-            -0-            -0-           -0-          -0-
(3)(4)                    2001       51,500     -0-        -0-            -0-            -0-           -0-          -0-

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employee.

(2) In June, 2001, Dr. Swor elected to convert $93,150 of deferred salary into shares of the Company's Common Stock valued at $0.02 per share. The valuation for this transaction appears as approximately $71,000 on the financial statements for the period ending December 31, 2001. In addition to such amount, the Company has accrued $58,333 of 2001 salary under the Board resolution effective June 1, 2001.

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

Year End Option Values for Executive Officers

                                                           Number of
                                                           Unexercised      Value of
                                                           Securities      Unexercised
                                                           Underlying      In-The-Money
                                                          Options/SARs     Option/SARs
                      Shares Acquired                     at 12/31/2002   at 12/31/2002
                        on Exercise      Value Realized   Exercisable/     Exercisable/
  Name                      (#)                ($)        Unexercisable   Unexercisable

G. Michael Swor             -0-                -0-           20,000/0 (1)     $0/0
R. Paul Gray                -0-                -0-                0/0         $0/0
Timothy Novak               -0-                -0-                0/0         $0/0

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

Employee Contracts and Agreement

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
Under this agreement, Dr. Swor accrued $25,000 through the first quarter of

2002, at which time he diverted the majority of his efforts to other business activities and the agreement was deemed terminated at that time.

        On August 12, 2002 and effective June 1, 2002, the Board of Directors passed a resolution regarding employment arrangement with its newly appointed
Chief Executive Officer, Timothy S. Novak and Chief Financial Officer, R. Paul
Gray. The Board resolved that such arrangement be for an annual salary of
$150,000 for each officer. The agreements may be terminated for any reason; if the Company elects to do so without cause, then the officers will be entitled to compensation and benefits for a period of ninety days. Under these agreements the officers had accrued $125,000 as of March 31, 2003, which remains unpaid. On
March 31, 2003, each officer converted $100,000 of this accrued and unpaid salary in consideration for issuance 1,330,000 shares of Series A Preferred
Stock.

Key Man Life Insurance

        The Company was the named beneficiary of a key-man life insurance policy currently owned by Dr. Swor, for which the Company had reimbursed Dr. Swor.
Since the company was unable to reimburse Dr. Swor for the premiums associated with this policy in 2002 and Dr. Swor is no longer considered "key-man" to the
Company, the company released any and all right to be the named beneficiary of this key man policy and signed over any existing cash values to Dr. Swor as an off-set to the outstanding liabilities and advances due to Dr. Swor.

Employee and Consultants Stock Option Plans

Employee Stock Option Plans

        In January, 1999, the Board of Directors adopted a revised Employee Stock
Option Plan and renamed the plan the Surgical Safety Products 1999 Stock Option
Plan (the "1999 Plan"). Under the 1999 Plan, employees qualify for issuance of
Incentive Stock Options under Section 422 of the Internal Revenue Code, as amended, Non-incentive Stock Options and Reload Options. Directors, consultants and advisors who are issued options under the plan only qualify for
Non-incentive Stock Options and Reload Options. All of the options under this plan terminate ten (10) years (except those issued to 10% or more shareholders, in which case they terminate in five (5) years) from issuance and vest for employees at the rate of one-third each year for three (3) years and vest as established by the Stock Option Committee for Directors, Consultants and
Advisors. The plan is overseen by the Board of Directors or the Stock Option
Committee and all issuances are at fair market value as defined in the plan (and
110% of fair market value in the case of a 10% or more shareholder). The plan provides the exercise rights on death, disability or termination of employment.
The Company may, at its option, provide change of control rights to designated persons and if granted, the option holder is entitled to certain cash payments on all options granted whether or not vested if the Company changes control.

        The Board of Directors approved the Company's 2000 Stock Plan ("2000 Stock
Plan") on February 7, 2000. The shareholders approved such plan at the Annual
Meeting held on February 28, 2000. The 2000 Stock Plan is substantially similar to the 1999 Plan with the addition that the Stock Compensation Committee may grant awards of stock in addition to options and may grant awards and/or options to members of the Board of Directors upon assumption of a seat on the Board and upon reelection of awards of up to 25,000 shares and/or options to purchase up to 25,000 shares of the Company's Common Stock. The 2000 Plan is funded with
10,000,000 shares of Common Stock. This plan covers employees, Officers,
Directors, consultants and advisors. The Board elected to voluntarily restrict the number of shares granted each year to 1,000,000 in March 2000.

        Pursuant to the 1999 Plan, the Company granted options to purchase 465,000 shares of the Company's Common Stock of which 395,000 have expired or lapsed.
The remaining options represent proceeds on exercise of $106,000, if exercised.
The outstanding options as of this date are as follows:

Employee               Date Option     No. of Shares      Exercise    Term
                         Granted    subject to Exercise    Price      Years
1999 Plan

G. Michael Swor (1)      1/01/99         10,000             $1.00       10
                        12/27/99         10,000             $1.00       10

James Stuart (2)         6/30/99         25,000             $1.72       10

David Swor (2)           6/30/99         25,000             $1.72       10
__________________

(1) Dr. Swor was granted Non Incentive Stock Options under the 1999 Plan.

(2) In June 1999, the Board granted options to purchase 25,000 shares of the
Company's Common Stock at an exercise price of $1.72 to each of its outside directors as a bonus for their service on the Board of Directors. These options are Non Incentive Stock Options under the 1999 Plan. Due to his resignation,
David Swor's options expired in May 2002.

Consultant Stock Option Plans

        In January, 1998, the Board of Directors adopted a revised Consultant's
Stock Option Plan (the "1998 Revised CSOP"). Under the 1998 Revised CSOP,
consultants may be granted options to purchase shares of the Company's common stock for a term specified by the Stock Option Committee at a specified price.
Options under the 1988 Revised CSOP are not transferable except by will or laws of descent and distribution. In the event the consultant's services are terminated, such consultant has two (2) months from the date of termination in which to exercise and in the case of death, the estate has the lesser of (i)
three (3) years from the date of death or (ii) five (5) years from the option issuance date in which to exercise. In the case of the capital restructure of the Company, the options are effective as if exercised prior to the capital restructuring event. There are no yearly limitations on the amount of options which may be exercised by consultants. The 1998 Revised CSOP requires that the options are not exercisable for a period of two (2) years from issuance.

        Consultants are also eligible to receive options under the 1999 Revised
ESOP and the 2000 Stock Plan.

        Under the 1998 Revised CSOP, the Company granted options to purchase
129,000 shares of the Company's Common Stock of which 125,000 expired or lapsed.
The remaining options represent proceeds on exercise of $2,000 to the Company, if exercised. Under the 2000 Stock Plan, the Company awarded 1,000,000 shares of its common stock and options to purchase 248,000 shares that remain outstanding.
The outstanding options as of this date are as follows:

Consultant/                   Date Option      No. of Shares     Exercise   Term
Services Rendered               Granted     subject to Exercise    Price    Years

1998 Revised CSOP

Danielle Chevalier              01/01/98          2,000            $0.50      7
   For marketing assistance
   at conventions

Leann Swor                      01/01/98          2,000            $.050      7
   For marketing assistance
   at conventions

2000 Plan. (1)

Donald F.  Mintmire             08/16/00         244,000           $0.25      10
 Legal Services by
 Mintmire & Associates
______________________

(1) In addition to options, the 2000 Plan allows for an award of shares. The
    Company issued a total of 350,000 to Global Development Associates ("GDA")
    in August and October 2000.

        On March 31, 2003 the board of directors approved a 2003 Stock Compensation
Plan which included 8,000,000 shares of common stock (the "2003 Plan") that may be granted as stock awards, options, or warrants. A total of 8,000,000 shares of common stock are subject to warrants granted under the 2003 Stock Compensation
Plan to consultants that are performing various activities on behalf of the
Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of December 31, 2002, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each executive officer and director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of         Title of    Amount and Nature of    Percent of
 Beneficial Owner            Class        Beneficial Owner       Class (1)

Dr. G. Michael Swor          Common         6,494,445             13.00%
4485 S. Shade Avenue
Sarasota, FL 34231
Former CEO

Jerry W. Leonard             Common         8,484,206              16.8%
P.O. Box 634
Fredericksburg, Virginia
5% Stockholder

Reli-Communications          Common         2,668,711               5.3%
9813 Godwin Drive
Manassas, Virginia
5% Stockholder

R. Paul Gray (2)             Common         1,927,032              4.00%
43389 Deepspring Court
Ashburn, VA 20147
Director and CFO

Timothy Novak                Common         5,442,432             11.00%
7216 River Club Boulevard
Bradenton, FL 34202
Director and CEO

All Executive Officers and Directors        7,369,464             15.00%
as a Group (two (2) persons)
_________________

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
Under this agreement, Dr. Swor accrued $25,000 through the first quarter of
2002, at which time he diverted the majority of his efforts to other business activities and the agreement was deemed terminated at that time.

        Effective June 1, 2001, the Board of Directors passed a further resolution awarding 500,000 shares of its restricted Common Stock to Ms. Joanne
Sherman, the acting office manager, in consideration of her past and future efforts on behalf of the Company. Said shares were valued at $10,000 based upon the applicable price on June 1, 2001. The valuation for this transaction appears as approximately $7,700 in the financial statements for the period ending
December 31, 2001.

        Surgical executed a Term Sheet with C5 Health, Inc. on July 10, 2001 whereby C5 agreed to merge into OIX, Inc., the Company's wholly owned subsidiary. The reverse triangular merger was executed on September 15, 2001 to take effect upon completion of the filings of the Articles of Merger with the
States of Florida and Delaware. Such filings were effective date on October 26,
2001. Under the merger, the Company acquired all of the shares of C5 from the eleven (11) C5 shareholders in exchange for 20,022,889 shares in the Company and merged OIX into C5. This issuance effectively changed control in the Company.
The Company's shares were issued in accordance with Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, and the Blue Sky laws of Virginia and Florida.

        At the time of the merger, by virtue of the acquisition of C5, the Company assumed certain liabilities. In this regard, the Company did not assume the following liabilities, which remained the sole liability of C5:

1. Promissory Notes in the total face amount of $57,500 to seven (7)
   individuals who are unaffiliated to the Company or C5. The notes carried a premium of 10% of the principal amount, and entitled each of the note holders to an additional premium of one share of common stock of C5 for each $2 lent to C5 prior to the merger. The notes are convertible into common shares of C5 at a rate of $.50 per share. C5 paid the premium and recorded the 30,000 shares due as additional premium at $.05 per share.
   None of the 30,000 shares of C5 stock have been issued to the respective lenders and the notes were originally due on August 27, 2001 and were in default at December 31, 2001. The Company now considers these notes convertible to shares of Surgical at the same terms as the original C5 notes.

2. A Secured Promissory Note in the face amount of $500,000 issued May 22,
   2001 by C5 and bearing interest at a fixed rate of 8.5% per annum payable to MHC as part of the acquisition by C5 of MHC's assets. The note was due originally on August 22, 2001 with all accrued interest. It was extended to
   December 31, 2002. It was secured by the assets owned by C5. As discussed in the December 31,2002 consolidated financial statements, this note was extinguished effective December 31, 2002 as MHC, a related party, no longer had legal standing in the states in which it transacted business.

3. A Secured Promissory Note in the face amount of $460,000 issued August 1,
   2001 by C5, which accrued interest in the event of default at the rate of
   8.5% per annum and was payable to MHC. The note was originally due on July
   31, 2002. MHC extended the note to December 31, 2002. The note was secured by the assets of C5 acquired by MHC. As discussed in the 2002 consolidated financial statements, this note was extinguished effective December 31,
   2002 as MHC, a related party, no longer had legal standing in the states in which it transacted business.

4. Unsecured Promissory Notes in the total face amount of $45,000 issued in
   June 2001 by C5 and payable to Mr. Gray and Mr. Novak bearing interest at the fixed rate of 9.5% and are due on demand. At December 31, 2002, these notes totaled $39,000.

        Mr. Danielczyk incorporated MHC in Delaware in March 1999 and acted as its
Director and Chief Executive Officer. Mr. Danielczyk owned 20% of MHC. Mr.
Danielczyk was the Chairman of the Board of C5 from June 2001 and owned individually and beneficially through Bently 19.56% at the time of its acquisition by the Company. Mr. Danielczyk is a Director and Chief Executive
Officer from May 2001 of Reli-Communications, Inc. that has engaged in center related party transactions with C5 and Mr. Danielczyk owns 35% of
Reli-Communications, Inc. Reli-Communications, Inc. owned 2.93% of C5 at the time of C5's acquisition by the Company.

        Mr. Gray acted as a Director and Chief Financial Officer of MHC from August
1999 until March 2001. Mr. Gray owned 15% of MHC. Mr. Gray was a Director and acting Chief Financial Officer of C5 from June 2001 and owned individually and beneficially 18.09% at the time of its acquisition by the Company. Mr. Gray was a Director and Chief Financial Officer from August 2001 until May 2002 in
Reli-Communications, Inc. and owned 20% of Reli-Communications, Inc.

        Mr. Novak, an officer and director of the Company, has been a Director,
President and Chief Operating Officer of C5 since its formation in April 2001 and owned 27.18% of C5 individually at the time of its acquisition by the
Company. In addition to his duties with the Company and C5, he was elected a
Vice President of Reli-Communications, Inc. in March 202 and resigned in May
2002. He holds no ownership in that company.

        At December 31, 2002, the Company was indebted to Dr. Michael Swor for
$41,563 of advances he made on behalf of the Company that bear interest at the fixed rate of 10% per annum that are due on demand. In addition, the Company is indebted to Dr. Swor in the amount of $101,700 for working capital advances.
These advances are non-interest bearing and due on demand.

        From September 30, 2001 to May 31, 2002, Reli-Communications, Inc. invested
$201,716 in the Company in exchange for which the Company issued 6,723,858 shares of its common stock.

        As of December 31, 2002, the Company had accrued compensation to former employees, exclusive of officers, in the amount of $113,062, and to officers and former officers listed in the summary compensation table of $315,833, as set forth below:

              Name                           Amount
         G. Michael Swor                   $ 83,333
         Tim Novak                          145,000
         R. Paul Gray                        87,500

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Item No.          Description

2.1     Agreement and Plan of Merger and Reorganization between Surgical
        Safety Products, Inc., OIX, Inc. and C5 Health Inc dated September 15,
        2001 effective October 26, 2001 [14]

3.1     Certificate of Incorporation of Sheffeld Acres Inc. filed May 7, 1993
        [1]

3.2     Certificate of Merger of Surgical Safety Products, Inc. into Sheffeld
        Acres Inc. filed February 8, 1995 [1]

3.3     Certificate of Amendment of the Certificate of Incorporation of
        Surgical Safety Products, Inc. f/k/a Sheffeld Acres Inc. filed May 1,
        1998 [1]

3.4     Certificate of Amendment of the Certificate of Incorporation of
        Surgical Safety Products, Inc. f/k/a Sheffeld Acres Inc. filed March
        20, 2000 [7]

3.5     Bylaws of Surgical Safety Products, Inc. [2]

10.58   Loan Cancellation and Settlement Agreement with Thomson Kernaghan &
        Co. Ltd. effective February 7, 2001 [13]

10.59   Term Sheet for merger with Emagisoft Technologies Inc. dated February
        2001 [13]

10.60   Selective HR Solutions Agreement dated March 2001. [13]

10.61   DeRoyal Industries, Inc. Agreement dated 2001 [13]

10.62   Lock Out Agreement dated October 5, 2001 between Surgical Safety
        Products, Inc., C5 Health, Inc. and Dr. Swor. [15]

10.63   Form of the Convertible Secured Promissory Note of C5 Assumed at
        the Merger

10.64   Secured Promissory Note to Millennium dated May 2001

10.65   Extension Agreement of Millennium May 2001 assumed at the Merger

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

10.69   Letter Agreement from Mr. Novak extending due date of Unsecured
        Promissory Note to December 31, 2002

10.70   Letter Agreement from Mr. Gray extending due date of Unsecured
        Promissory Note to December 31, 2002

10.71   Lease Agreement, Assignment and Amendment for Corporate Offices

10.72*  Employee Agreement for Timothy Novak dated August 12, 2002.

10.73*  Employee Agreement for R. Paul Gray dated August 12, 2002.

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
_________

* Filed herewith

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

[14]    Previously filed with the Company's Form 8K filed October 4, 2001

[15]    Previously filed with the Company's Form 10QSB for the Quarter ended
        September 30, 2001.

[16]    Previously filed with the Company's Form 8K relative to change of accountants on November 16, 2001

[17]    Previously filed with the Company's Form 8K/A relative to change of accountants on November 21, 2001

[18]    Previously filed with the Company's Form 8K relative to change of accountants on November 29, 2001

[19]    Previously filed with the Company's Form 8K relative to change of accountants on May 9, 2002

        (b) Reports on Form 8K

            No reports on Form 8K were filed during the last quarter of the year ended December 31, 2002.

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

Item 16. Principal Accountant Fees and Services

        The following table sets forth the amount of fees billed by the Company's independent accountants for the year ended December 31, 2002 and the year ended
December 31, 2001:

                                          2002                      2001

                  Audit Fees:            $ 7,500                  $23,500
                  Audit-Related Fees:          -                        -
                  Tax Fees:                    -                        -
                  All Other Fees:        $ 9,500                  $ 1,500

        The Company does not have an Audit Committee of the Board of Directors. All activities of the Company's independent accountants are reviewed and approved prior to the engagement by the Board of Directors, who determined whether such activities could affect the independence of such accountants. Third parties did not perform more than 50% of the total hours expended on audit of the Company's financial statements for the year ended December 31, 2002.

                                    SIGNATURE

        In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Surgical Safety Products, Inc. (Registrant)

Date: May 22, 2003                By: /s/ Timothy Novak
                                  Timothy Novak
                                  Chairman and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                        Date

/s/ R.  Paul Gray          Director, Secretary, Treasurer     May 22, 2003
R.  Paul Gray              and Chief Financial Officer

/s/ Timothy Novak          Chairman and Chief                 May 22, 2003
Timothy Novak              Executive Officer

                                  CERTIFICATION

I, Timothy Novak certify that:

1. I have reviewed this annual report on Form 10KSB of Surgical Safety
   Products, Inc.;
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

Date: May 22, 2003

                                                   /s/ Timothy Novak
                                                   By: Timothy Novak
                                                   Title: Chief Executive Officer

                                  CERTIFICATION

I, R. Paul Gray certify that:

1. I have reviewed this annual report on Form 10KSB of Surgical Safety
   Products, Inc.;
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

Date: May 22, 2003

                                                   /s/ R. Paul Gray
                                                   By: R. Paul Gray
                                                   Title: Chief Financial Officer

                                 EXHIBIT INDEX

2.1     Agreement and Plan of Merger and Reorganization between Surgical
        Safety Products, Inc., OIX, Inc. and C5 Health Inc dated September 15,
        2001 effective October 26, 2001 [14]

3.1     Certificate of Incorporation of Sheffeld Acres Inc. filed May 7, 1993
        [1]

3.2     Certificate of Merger of Surgical Safety Products, Inc. into Sheffeld
        Acres Inc. filed February 8, 1995 [1]

3.3     Certificate of Amendment of the Certificate of Incorporation of
        Surgical Safety Products, Inc. f/k/a Sheffeld Acres Inc. filed May 1,
        1998 [1]

3.4     Certificate of Amendment of the Certificate of Incorporation of
        Surgical Safety Products, Inc. f/k/a Sheffeld Acres Inc. filed March
        20, 2000 [7]

3.5     Bylaws of Surgical Safety Products, Inc. [2]

10.58   Loan Cancellation and Settlement Agreement with Thomson Kernaghan &
        Co. Ltd. effective February 7, 2001 [13]

10.59   Term Sheet for merger with Emagisoft Technologies Inc. dated February
        2001 [13]

10.60   Selective HR Solutions Agreement dated March 2001. [13]

10.61 * DeRoyal Industries, Inc. Agreement dated 2001 [13]

10.62   Lock Out Agreement dated October 5, 2001 between Surgical Safety
        Products, Inc., C5 Health, Inc. and Dr. Swor. [15]

10.63   Form of the Convertible Secured Promissory Note of C5 Assumed at
        the Merger

10.64   Secured Promissory Note to Millennium dated May 2001

10.65   Extension Agreement of Millennium May 2001 assumed at the Merger

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

10.69   Letter Agreement from Mr. Novak extending due date of Unsecured
        Promissory Note to December 31, 2002

10.70   Letter Agreement from Mr. Gray extending due date of Unsecured
        Promissory Note to December 31, 2002

10.71   Lease Agreement, Assignment and Amendment for Corporate Offices

10.72*  Employee Agreement for Timothy Novak dated August 12, 2002.

10.73*  Employee Agreement for R. Paul Gray dated August 12, 2002.

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
_________

* Filed herewith

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

[14]    Previously filed with the Company's Form 8K filed October 4, 2001

[15]    Previously filed with the Company's Form 10QSB for the Quarter ended
        September 30, 2001.

[16]    Previously filed with the Company's Form 8K relative to change of accountants on November 16, 2001

[17]    Previously filed with the Company's Form 8K/A relative to change of accountants on November 21, 2001

[18]    Previously filed with the Company's Form 8K relative to change of accountants on November 29, 2001

[19]    Previously filed with the Company's Form 8K relative to change of accountants on May 9, 2002

