Form 10KSB/A
period 2002-12-31
SURGICAL SAFETY PRODUCTS INC
filed 2003-05-27
CIK 1063530

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

10.61*  DeRoyal Industries, Inc. Agreement dated 2001 [13]

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
        Promissory Note to December 31, 2002

10.71   Lease Agreement, Assignment and Amendment for Corporate Offices

10.72*  Employee Agreement for Timothy Novak dated August 12, 2002.

10.73*  Employee Agreement for R. Paul Gray dated August 12, 2002.

10.74*  Consulting Agreement for Claudia Arps dated March 31, 2003.

10.75*  Consulting Agreement for Heinrich Hessels dated March 31, 2003.

10.76*  Consulting Agreement for Karin Hoermann dated March 31, 2003.

10.77*  Consulting Agreement for Paul McAteer dated March 31, 2003.

10.78*  Consulting Agreement for Jack Sherman dated March 31, 2003.

10.79*  RCM Consulting Agreement dated March 31, 2003.

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

Date: May 27, 2003                By: /s/ Timothy Novak
                                  Timothy Novak
                                  Chairman and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                        Date

/s/ R.  Paul Gray          Director, Secretary, Treasurer     May 27, 2003
R.  Paul Gray              and Chief Financial Officer

/s/ Timothy Novak          Chairman and Chief                 May 27, 2003
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

Date: May 27, 2003

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

Date: May 27, 2003

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
        Promissory Note to December 31, 2002

10.71   Lease Agreement, Assignment and Amendment for Corporate Offices

10.72*  Employee Agreement for Timothy Novak dated August 12, 2002.

10.73*  Employee Agreement for R. Paul Gray dated August 12, 2002.

10.74*  Consulting Agreement for Claudia Arps dated March 31, 2003.

10.75*  Consulting Agreement for Heinrich Hessels dated March 31, 2003.

10.76*  Consulting Agreement for Karin Hoermann dated March 31, 2003.

10.77*  Consulting Agreement for Paul McAteer dated March 31, 2003.

10.78*  Consulting Agreement for Jack Sherman dated March 31, 2003.

10.79*  RCM Consulting Agreement dated March 31, 2003.

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

