Form 10QSB
period 2003-06-30
SURGICAL SAFETY PRODUCTS INC
filed 2003-08-13
CIK 1063530

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2003

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

                          Common Stock, $.001 par value
                                (Title of class)

        As of August 15, 2003, there are 50,641,501 shares of voting common stock of the registrant issued and outstanding and 3,990,000 shares of Series A
Preferred stock outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

        Part I. FINANCIAL INFORMATION (UNAUDITED)

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheet                          4

                Condensed Consolidated Statements of Operations               5

                Condensed Consolidated Statements of Cash Flows               6

                Notes to Condensed Consolidated Financial Statements          7

        Item 2. Management's Discussion and Analysis of Financial             10
                Condition and Results of Operations

        Part II. OTHER INFORMATION

        Item 1. Legal Proceedings                                             13

        Item 2. Changes in Securities                                         14

        Item 3. Defaults Upon Senior Securities                               14

        Item 4. Submission of Matters to a Vote of Security Holders           14

        Item 5. Controls and Procedures                                       14

        Item 6. Exhibits and Reports on Form 8-K                              14

        SIGNATURES                                                            15

        CERTIFICATIONS                                                        16

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

Item 1. Financial Statements

                         Surgical Safety Products, Inc.
                      Condensed Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)

                    ASSETS
Current assets:

  Cash                                                       $          -
  Accounts Receivable                                              24,554
     Total current assets                                          24,554

TOTAL ASSETS                                                 $     24,554
                                                             =============

     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable and accrued and other liabilities         $    880,143
  Convertible notes payable                                        50,000
  Deferred revenue                                                 50,000
  Stockholder advances                                            123,263
  Notes payable - related party                                    34,500
  Other notes payable                                              43,009
      Total current liabilities                                 1,180,915

Stockholders' (Deficit):
   Series A, Preferred stock, $.001 par value, 4,000,000
     shares authorized, 3,990,000 shares issued and
     outstanding with a liquidation value  of $399,000              3,990
  Common stock, $.001 par value, 100,000,000
     shares authorized, 50,641,501 shares
     issued and outstanding                                        50,642
  Additional paid-in capital                                    6,569,806
  Accumulated (deficit)                                        (7,780,809)
    Total Stockholders' (deficit)                              (1,156,361)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                $    24,554
                                                             ============

See the accompanying notes to the condensed consolidated financial statements.

                         Surgical Safety Products, Inc.
                 Condensed Consolidated Statements of Operations
            Three Months and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                     Three Months               Six Months
                                                  2003        2002          2003          2002

Revenues                                      $   23,146    $   6,803     $  33,879   $   13,273

Costs and expenses:
 Costs of revenues earned                         10,960        4,086        15,710       13,270
 Loss from impairment and disposition
  of property and equipment                            -       70,420             -       70,420
 Interest                                         10,792       29,098        13,780       57,874
 Other operating expenses                         94,504      193,251       184,317      339,437
                                                 116,256      296,855       213,807      481,001

Net (loss)                                    $  (93,110)   $(290,052)    $(179,928)  $ (467,728)
                                              ===========   ==========    ==========  ===========

Per share information - basic and
  fully diluted

Net (loss) per share                          $    (0.00)   $   (0.01)    $   (0.00)  $    (0.01)
                                              ===========   ==========    ==========  ===========

Weighted average shares outstanding           50,641,501    46,806,655    50,641,501  44,565,369
                                              ===========   ==========    ==========  ===========

See the accompanying notes to the condensed consolidated financial statements.

                         Surgical Safety Products, Inc.
                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                          2003          2002

Cash flows from operating activities:
  Net cash (used in) operating activities            $   (69,047)    $ (96,749)

Cash flows from investing activities:
  Net cash provided by investing activities                    -             -

Cash flows from financing activities:
  Net cash provided by financing activities               69,000        96,500

(Decrease) in cash                                           (47)         (249)

Cash, beginning of period                                     47           249

Cash, end of period                                  $         -     $       -
                                                     ============    ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Conversion of shareholder advances to notes payable  $    44,500     $       -
                                                     ============    ==========

Conversion of accrued payroll to preferred stock     $   200,000     $       -
                                                     ============    ==========

Conversion of convertible notes payable to equity    $     7,500     $       -
                                                     ============    ==========

See the accompanying notes to the condensed consolidated financial statements.

                         SURGICAL SAFETY PRODUCTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
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

On July 8, 2003, the Company's board of directors authorized and approved a 50:1 reverse stock split of all authorized shares of common stock as originally contemplated. This stock split, which is subject to approval of the Company's shareholders, will not impact and/or reduce the number of shares that may be issued as a result of the exercise of certain warrants and/or conversion of preferred shares or the issuance of 50,000 restricted shares (see Note 6).
Assuming the stock split is approved, all references to the number of shares and par value in future financial statements and notes thereto will be adjusted to reflect the stock split for all periods presented.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations and has stockholders' and working capital deficits of $1,156,361 at
June 30, 2003.

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

(2) Net Loss Per Share

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

(4) Related Party Transactions

During the three months ended June 30, 2003, the following related party transactions occurred:

o Notes payable to the Company's President and CFO aggregating $26,000, and related accrued interest payable of $7,193, were paid.
o A stockholder infused $8,000.
o Stockholder advances of $3,000 infused during the quarter ended March 31,
  2003 were paid.
o Stockholder advances of $34,500 were converted to notes payable bearing interest at between 10% and 12% per annum with one year repayment terms.
  The notes are unsecured. Total interest recorded during the period on these notes approximated $3,750.

(5) Stockholders' (Deficit)

On March 31, 2003, the Company's Board of Directors authorized and approved several resolutions as follows:

o The creation of a 2003 Stock Compensation Plan (for which the maximum number of common shares that may be optioned under options and/or warrants is 8,000,000) and the filing of Form S-8 to register the shares under the
  2003 Stock Compensation Plan.
o Issuance of $50,000 shares of restricted common stock to Resource Capital
  Management, Inc. as consideration for certain services. The pending 50:1 reverse stock split will have no impact on the number of shares issued.
o The authorization of a Series A Preferred Stock consisting of 4,000,000 shares.
o Issuance of 2,660,000 of Series A Preferred Stock in consideration of accrued and unpaid salary totaling $200,000 to two officers of the Company.
  Each of the preferred shares are convertible into 10 shares of the
  Company's common stock. The pending 50:1 reverse stock split will have no impact on the number of shares issued.
o Issuance of 1,330,000 of Series A Preferred Stock in consideration of
  $100,000 cash by an individual investor. Each of the preferred shares are convertible into 10 shares of the Company's common stock. The pending 50:1 reverse stock split will have no impact on the number of shares issues.
o The incorporation of a subsidiary to be known as Power3 Medical, Inc. to be incorporated under the laws of the state of Nevada as a wholly owned subsidiary.
o Entering a merger with and into its wholly owned subsidiary known as Power3
  Medical, Inc., which was subsequently rescinded by vote of the Board.

In addition, on March 31, 2003 the Company entered a series of consultant relationships to assist in business development and company and product acquisitions. These consultant agreements are encompassed in the 2003 Stock
Compensation Plan. These consultants have received warrants for 8,000,000 shares of common stock registered under an S-8 filing on April 15, 2003.
The pending 50:1 reverse stock split will have no impact on the number of shares allowed to be purchased under these warrants.

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

        The Company was relatively inactive during much of 2002 and the first and second quarters of 2003 as it sought a merger partner and working capital to carry out its business plan. The Company currently has a single product, which accounts for all of its revenue generating operations. This product, the
SutureMate(R)surgical safety device, a patented, disposable, surgical assist device, was initially introduced in 1993. The SutureMate(R)surgical safety device allows the surgeon to use a safer, more efficient method of surgical stitching and has features to prevent accidental needle sticks and assist in finishing surgical sutures with one hand, including a foam needle-cushion and a suture-cutting slot. The Company expects to automate the manufacture of the
SutureMate(R) surgical safety device if sales volume can be increased to economic levels.

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

Corporate Developments

        On March 31, 2003, the Company's board of directors authorized and approved several resolutions (the "Restructure Plan"). The Restructure Plan includes: the creation of a 2003 Stock Compensation Plan and filing of Form S-8 to register the shares under the 2003 Stock Compensation Plan, the authorization of a Series
A Preferred Stock consisting of 4,000,000 shares, issuance of 2,660,000 of
Series A Preferred Stock in consideration of accrued and unpaid salary totaling
$200,000 to officer's Tim Novak and Paul Gray of the Company, issuance of
1,330,000 shares of Series A Preferred Stock to Mr. Jerry Leonard in consideration of $100,000 cash (each of the preferred shares are convertible into 10 shares of the Company's common stock and the pending 50:1 reverse stock split will have no impact on the number of shares issued), the incorporation of a subsidiary to be known as Power3 Medical, Inc. (which has been incorporated under the laws of the state of Nevada as a wholly owned subsidiary of the
Company), approval of a merger agreement with and into its Power3 Medical, Inc.
subsidiary (which was subsequently removed as part of this transaction), and the issuance of one share of Power3 Medical, Inc. to the shareholders of the Company in exchange for each 50 shares of the Company's common stock held on the date of the merger.

        On July 8, 2003, the Company's board of directors authorized and approved several resolutions amending the Restructure Plan. The merger into and with
Power3 Medical, Inc., a subsidiary has been cancelled. In addition, the board of directors authorized and approved a 50:1 reverse stock split of all authorized shares of common stock as originally contemplated. The stock split is subject to approval of the Company's shareholders. If approved, all references to the number of shares and par value in future financial statements and notes thereto will be adjusted to reflect the stock split as though it had been completed prior to the first period presented.

        On March 31, 2003 the Company entered a series of consultant relationships to assist in business development and company and product acquisitions. With the exception of the 50,000 unregistered shares of common stock to be issued to
Resource Capital Management, Inc. (the first item in the chart below) all of the agreements are encompassed in the 2003 Stock Compensation Plan as described in preceding paragraph. In total, the consultants will receive warrants for
8,000,000 shares of common stock registered under the S-8 filing described above
(which number of shares represents the maximum amount of shares that may be issued under such plan). The following table describes each of the terms of each such agreements:

Consultant           Services                                        Compensation                 Duration

Resource Capital     sole restructuring agent, general               50,000 unregistered          Evergreen
Management, Inc.     co-ordination of outside contract services,     shares of Common Stock       30 days
                     identification of outside resources,                                        termination
                     restructure supervision                                                       notice

Claudia Arps         electronic commerce marketing strategy and      Warrants to purchase         One year
                     implementation, business structure analysis     1,600,000 shares of
                     and execution, internal policies and            Common Stock
                     procedures development and implementation

Heinrich Hessels     market analysis, negotiation and relationship   Warrants to purchase         One year
                     management, operation and workflow analysis     1,600,000 shares of
                     and design, market perception and brand         Common Stock
                     positioning

Karin Hoermann       business position analysis and definition,      Warrants to purchase         One year
                     brand and new venture launches, operation       1,600,000 shares of
                     functionality analysis and consolidation        Common Stock

Paul McAteer         employee relations and incentive compensation   Warrants to purchase         One year
                     plans advice, expansion strategies and          1,600,000 shares of
                     implementation including services and           Common Stock
                     geographical  analysis, merger and acquisition
                     analysis and strategy development

Jack Sherman         marketing strategy and implementation, market    Warrants to purchase        One year
                     analysis and expansion, strategic alliance       1,600,000 shares of
                     analysis and development                         Common Stock

        The warrants, and stock awards, issued pursuant to the forgoing consulting agreements contain provisions that would prevent the reduction in the number of shares of stock that would be issued upon a reverse split, combination, reclassification or other reduction in the number of shares of the Company outstanding.

During the three months ended June 30, 2003, the following related party transactions occurred:

o Notes payable to the Company's President and CFO aggregating $26,000, and related accrued interest payable, of $7,193 were paid.
o A stockholder infused $8,000.
o Stockholder advances of $3,000 infused during the quarter ended March 31,
  2003 were paid.
o Stockholder advances of $34,500 were converted to notes payable bearing interest at between 10% and 12% per annum with one year repayment terms.
  The notes are unsecured. Total interest recorded during the period on these notes approximated $3,750.

Results of Operations for the Three Months Ended June 30, 2003 and 2002

        Revenues for the quarter ended June 30, 2003 were $23,146 compared to
$6,803 for the same period last year, an increase of $16,343. The increase is attributable to an increase in sales of the SutureMate(R)surgical safety device during the second quarter of 2003.

        Interest expense decreased by $18,306 to $10,792 for the quarter ended June
30, 2003 compared to $29,098 for the same period last year. The decrease resulted primarily because certain debt was converted to equity in December
2002, and certain other debt was considered extinguished as of December 31,
2002.

        Other operating expenses decreased by $98,747 to $94,504 for the quarter ended June 30, 2003 compared to $193,251 for the same period last year. This decrease is mainly due to decreased payroll accruals and a decrease of rent expense as a result of the termination of the company's previous office location.

        Net loss for the quarter ended June 30, 2003 was $93,110 compared to
$290,052 for the same period last year.

Liquidity and Capital Resources

        As of June 30, 2003 the Company has minimal cash or current assets. In addition it has a stockholders' deficit of $1,156,361 on June 30, 2003.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to the security holders for a vote during the quarter ended June 30, 2003.

Item 5. Controls and Procedures

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      31          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Timothy Novak.
      31          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for R. Paul Gray.
      32          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Timothy Novak.
      32          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for R. Paul Gray.

(b) Reports on Form 8-K

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

Date: August 12, 2003                       By:/s/ Timothy Novak
                                               Timothy Novak
                                               Chairman and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature              Title                                Date

/s/ Timothy Novak      Chairman and Chief                   August 12, 2003
Timothy Novak          Executive Officer

/s/ R.  Paul Gray      Director, Secretary, Treasurer       August 12, 2003
R.  Paul Gray          and Chief Financial Officer

