Form 10QSB
period 2003-09-30
POWER 3 MEDICAL PRODUCTS INC
filed 2003-10-08
CIK 1063530

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from _______________ to ________________

            Commission file no. 0-24921

                         Power 3 Medical Products, Inc.
                       fka Surgical Safety Products, Inc.
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

                          Common Stock, $.001 par value
                                (Title of class)

        As of September 30, 2003, there are 1,012,830 shares of voting common stock of the registrant issued and outstanding and 3,990,000 shares of Series A
Preferred stock outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

        Part I. FINANCIAL INFORMATION (UNAUDITED)

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheet                       4

                 Condensed Consolidated Statements of Operations            5

                 Condensed Consolidated Statements of Cash Flows            6

                 Notes to Condensed Consolidated Financial Statements       7

        Item 2.  Management's Discussion and Analysis of Financial          11
                 Condition and Results of Operations

        Part II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                          14

        Item 2.  Changes in Securities                                      14

        Item 3.  Defaults Upon Senior Securities                            14

        Item 4.  Submission of Matters to a Vote of Security Holders        14

        Item 5.  Controls and Procedures                                    14

        Item 6.  Exhibits and Reports on Form 8-K                           15

        SIGNATURES                                                          15

        CERTIFICATIONS                                                      16

                          PART I. FINANCIAL INFORMATION

        This Report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies, and predictions of Power 3 Medical
Products, Inc fka Surgical Safety Products, Inc. or its management with respect to future activities or other future events or conditions within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended. These statements are usually identified by the use of words such as "believes," "will," "anticipates,"
"estimates," "expects," "projects," "plans," "intends," "should," "could," or similar expressions. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of Power 3 Medical Products, Inc. fka Surgical
Safety Products, Inc.'s stock price, development by competitors of new or competitive products or services, the entry into the market by new competitors, the sufficiency of Power 3 Medical Products, Inc. fka Surgical Safety Products,
Inc.'s working capital and the ability of Power 3 Medical Products, Inc. fka
Surgical Safety Products, Inc. to retain management, to implement its business strategy, to assimilate and integrate any acquisitions, to retain customers or attract customers from other businesses and to successfully defend itself in ongoing and future litigation. Although Power 3 Medical Products, Inc. fka
Surgical Safety Products, Inc. believes that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such information should not be regarded as a representation by Power 3 Medical
Products, Inc. fka Surgical Safety Products, Inc. or any other person that the objectives and plans of Power 3 Medical Products, Inc. fka Surgical Safety
Products, Inc. will be achieved. Except for its ongoing obligation to disclose material information as required by the federal securities laws, Power 3 Medical
Products, Inc. fka Surgical Safety Products, Inc. undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. Accordingly, the reader should not rely on forward-looking statements, because they are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements.

Item 1. Financial Statements

                         Power 3 Medical Products, Inc.
                       fka Surgical Safety Products, Inc.
                      Condensed Consolidated Balance Sheet
                               September 30, 2003
                                   (Unaudited)

                         ASSETS
Current assets -
  Cash                                                         $     1,405

TOTAL ASSETS                                                   $     1,405
                                                               ============

         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable and accrued and other liabilities           $   641,127
  Convertible notes payable                                         50,000
  Stockholder advances                                             123,263
  Notes payable - related party                                     54,500
  Other notes payable                                               43,009
      Total current liabilities                                    911,899

   Series A, Preferred stock, $.001 par value, 50,000,000
     shares authorized, 3,990,000 shares issued and
     outstanding with a liquidation value  of $399,000             300,000

Stockholders' (Deficit):
  Common stock, $.001 par value, 150,000,000
     shares authorized, 1,012,830 shares issued and
     outstanding                                                     1,013
  Additional paid-in capital                                     6,323,435
  Accumulated (deficit)                                         (7,534,942)
    Total Stockholders' (deficit)                               (1,210,494)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                  $     1,405
                                                               ============

See the accompanying notes to the condensed consolidated financial statements.

                         Power 3 Medical Products, Inc.
                       fka Surgical Safety Products, Inc.
                 Condensed Consolidated Statements of Operations
         Three Months and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                        Three Months                    Nine Months
                                                    2003             2002          2003            2002
Revenues                                        $        638     $      5,263   $    34,517    $    18,536

Costs and expenses:
 Costs of revenues earned                                  -            4,380        15,710         17,650
 Loss from impairment and disposition
  of property and equipment                                -                -             -         70,420
 Interest                                              4,198           29,288        17,978         87,162
 Other operating expenses                            134,961          104,226       319,278        443,663
   Total costs and expenses                          139,159          137,894       352,966        618,895

Loss from operations                                (138,521)        (132,631)     (318,449)      (600,359)

Other income                                         384,388                -       384,388              -

Net income (loss)                               $    245,867     $   (132,631)  $    65,939    $  (600,359)
                                                =============    =============  ============   ============

Per share information - basic and  diluted

Net income (loss) per share -basic              $       0.24     $       (.14)  $       .07    $      (.65)
                                                =============    =============  ============   ============

Net income (loss) per share - diluted           $        .00     $       (.14)  $       .00    $      (.65)
                                                =============    =============  ============   ============

Weighted average shares outstanding - basic        1,012,830          980,959     1,012,830        921,191
                                                =============    =============  ============   ============
Weighted average shares outstanding - diluted     40,912,830          980,959    27,612,830        921,191
                                                =============    =============  ============   ============

See the accompanying notes to the condensed consolidated financial statements.

                         Power 3 Medical Products, Inc.
                       fka Surgical Safety Products, Inc.
                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                        2003              2002
Cash flows from operating activities-
  Net cash (used in) operating activities           $    (87,642)     $   (125,396)

Cash flows from financing activities -
  Net cash provided by financing activities               89,000           125,500

Increase in cash                                           1,358               104

Cash, beginning of period                                     47               249

Cash, end of period                                 $      1,405      $        353
                                                    =============     =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of shareholder advances to notes payable $     44,500      $          -
                                                    =============     =============

Conversion of accrued payroll to preferred stock    $    200,000      $          -
                                                    =============     =============

Conversion of convertible notes payable to equity   $      7,500      $          -
                                                    =============     =============

See the accompanying notes to the condensed consolidated financial statements.

                         Power 3 Medical Products, Inc.
                       fka Surgical Safety Products, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (UNAUDITED)

(1) Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
("GAAP") for interim financial information and Item 310(b) of Regulation S-B.
They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of December 31, 2002 and for the two years ended
December 31, 2002 and 2001, including notes thereto, included in the Company's
December 31, 2002 Form 10-KSB.

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

The accompanying consolidated financial statements include the accounts of the
Company and its wholly owned subsidiaries - C5 Health, Inc. and Power 3 Medical,
Inc. Inter-company transactions and balances have been eliminated in consolidation.

On September 12, 2003, Surgical Safety Products, Inc. amended its Certificate of
Incorporation to (a) declare a 1:50 reverse split of it common stock (b)
increase the authorized capital to 150,000,000 shares of common stock and
50,000,000 shares of Preferred stock , and (c) change its name to Power 3
Medical Products, Inc. This stock split did not impact and/or reduce the number of shares that may be issued as a result of the conversion of the outstanding preferred shares discussed at Note 4. All references to the number of shares in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect the stock split as if it occurred on January 1,
2002.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations and has stockholders' and working capital deficits of $1,210,494 at
September 30, 2003.

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

(2) Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128,
"Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they would be anti-dilutive common stock equivalents are not considered in the computation.
Dilutive common stock equivalents consist primarily of preferred shares; each of which is convertible to ten shares of common stock.

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

(4) Related Party Transactions

During the nine months ended September 30, 2003 the following related party transactions occurred:

        o Notes payable to the Company's President and CFO aggregating $26,000, and related accrued interest payable of $7,193, were paid.

        o A stockholder infused $8,000.

        o Stockholder advances of $3,000 infused during the quarter ended March
          31, 2003 were paid.

        o Stockholder advances of $34,500 were converted to notes payable bearing interest at between 10% and 12% per annum with one-year repayment terms. The notes are unsecured.

        o Total interest recorded during the period on all related party notes approximated $7,000.

        o During the quarter ended September 30, 2003, a stockholder advanced
          $20,000 and entered a note payable with the Company bearing interest at 10% per annum with a 90-day repayment term. The note is unsecured.

        o A preferred stockholder provided consulting services aggregating
          $30,000 during the quarter ended September 30, 2003. The expenses are included in other operating expenses, and accounts payable and accrued and other liabilities in the accompanying condensed, consolidated financial statements.

(5) Warrants, Redeemable Preferred Stock and Restricted Stock

On March 31, 2003, the Company's Board of Directors authorized and approved several resolutions, including but not limited to the following:

        o The creation of a 2003 Stock Compensation Plan (for which the maximum number of common shares that may be optioned under options and/or warrants is 8,000,000) and the filing of Form S-8 to register the shares under the 2003 Stock Compensation Plan.

        o Issuance of 50,000 shares of restricted common stock to Resource
          Capital Management, Inc. as consideration for certain services.

        o A series of consultant relationships to assist in business development and company and product acquisitions. These consultant agreements are encompassed in the 2003 Stock Compensation Plan. These consultants had received warrants for 8,000,000 shares of common stock.

        o The authorization of a Series A Preferred Stock consisting of
          4,000,000 shares, and subsequent issuance of 3,990,000 shares of such stock in exchange for certain consideration. The preferred stock is convertible into ten shares of the Company's common stock (the 50:1 reverse stock split had no impact on these conversion rights) and shall be entitled to receive dividends and distributions on parity with the common stock as though the preferred stock conversion had occurred prior to the record date for any such dividends and distributions. In addition, in certain situations, the preferred stockholders have the option to require the Company to redeem all of the outstanding preferred shares for $10.00 per share. As a result of this redemption feature, the Company has reflected the preferred stock as a separate line item between liabilities and stockholders' deficit in the accompanying condensed consolidated balance sheet.

During the three months ended September 30, 2003, the Company's Board of
Directors rescinded the above mentioned consultant relationships, and agreement with Resource Capital Management, Inc. As a result thereof, the warrants and restricted shares mentioned above have been rescinded and canceled.

(6) Other Income

In September 2003, various unsecured liabilities having a carrying value of approximately $384,000 were extinguished. The transactions resulted because the age of the payables has led management to conclude that the possibility of payment of such liabilities is remote. Because none of the liabilities were to related parties, the extinguishments have been reflected as other income in the accompanying 2003 condensed consolidated statements of operations.

________________________________________________________________________________

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

        The Company was relatively inactive during much of 2002 and the first nine months of 2003 as it sought a merger partner and working capital to carry out its business plan. The Company currently has a single product, which accounts for all of its revenue generating operations. This product, the
SutureMate(R)surgical safety device, a patented, disposable, surgical assist device, was initially introduced in 1993. The SutureMate(R)surgical safety device allows the surgeon to use a safer, more efficient method of surgical stitching and has features to prevent accidental needle sticks and assist in finishing surgical sutures with one hand, including a foam needle-cushion and a suture-cutting slot. The Company expects to automate the manufacture of the
SutureMate(R) surgical safety device if sales volume can be increased to economic levels.

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

Corporate Developments

On March 31, 2003, the Company's Board of Directors authorized and approved several resolutions, including but not limited to the following:

        o The creation of a 2003 Stock Compensation Plan (for which the maximum number of common shares that may be optioned under options and/or warrants is 8,000,000) and the filing of Form S-8 to register the shares under the 2003 Stock Compensation Plan.

        o Issuance of 50,000 shares of restricted common stock to Resource
          Capital Management, Inc. as consideration for certain services.

        o A series of consultant relationships to assist in business development and company and product acquisitions. These consultant agreements are encompassed in the 2003 Stock Compensation Plan. These consultants had received warrants for 8,000,000 shares of common stock.

        o The authorization of a Series A Preferred Stock consisting of
          4,000,000 shares, and subsequent issuance of 3,990,000 shares of such stock in exchange for certain consideration. The preferred stock is convertible into ten shares of the Company's common stock (the 50:1 reverse stock split had no impact on these conversion rights) and shall be entitled to receive dividends and distributions on parity with the common stock as though the preferred stock conversion had occurred prior to the record date for any such dividends and distributions. In addition, in certain situations, the preferred stockholders have the option to require the Company to redeem all of the outstanding preferred shares for $10.00 per share. As a result of this redemption feature, the Company has reflected the preferred stock as a separate line item between liabilities and stockholders' deficit in the accompanying condensed consolidated balance sheet.

During the three months ended September 30, 2003, the Company's Board of
Directors rescinded the above mentioned consultant relationships and agreement with Resource Capital Management, Inc. As a result, the warrants and restricted shares mentioned above have been rescinded and canceled. As such, there are no outstanding warrants as of the date of the filing of this 10-Qsb.

During the nine months ended September 30, 2003, the following related party transactions occurred:

        o Notes payable to the Company's President and CFO aggregating $26,000, and related accrued interest payable, of $7,193 were paid.
        o A stockholder infused $8,000.
        o Stockholder advances of $3,000 infused in the quarter ended March 31,
          2003 were paid.
        o Stockholder advances of $34,500 were converted to unsecured notes payable bearing interest at between 10% and 12% per annum with one year repayment terms.
        o Total interest recorded during the period on all related party notes approximated $7,000.
        o During the quarter ended September 30, 2003, a stockholder advanced
          $20,000 and entered a note payable with the Company bearing interest at 10% per annum with a 90-day repayment term. The note is unsecured.
        o A preferred stockholder provided consulting services aggregating
          $30,000 during the quarter ended September 30, 2003. The expenses are included in other operating expenses, and accounts payable and accrued and other liabilities in the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2003 and 2002

        Revenues for the quarter ended September 30, 2003 were $638 compared to
$5,263 for the same period last year, a decrease of $4,625. The decrease is attributable to an decrease in sales of the SutureMate(R)surgical safety device during the third quarter of 2003.

        Interest expense decreased by $25,090 to $4,198 for the quarter ended
September 30, 2003 compared to $29,288 for the same period last year. The decrease resulted primarily because certain debt was converted to equity in
December 2002, and certain other debt was considered extinguished as of December
31, 2002.

        Other operating expenses increased by $30,735 to $134,961 for the quarter ended September 30, 2003 compared to $104,226 for the same period last year.
This increase results primarily from an increase in consulting fees of $30,000.

        Other income increased to $384,388 for the quarter ended September 30, 2003 as compared to $0 for the same quarter in 2002 because various liabilities were extinguished.

        Net income for the quarter ended September 30, 2003 was $245,867 compared to a net loss of $(132,631) for the same period last year.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

        Revenues for the nine months ended September 30, 2003 were $34,517 compared to $18,536 for the same period last year, an increase of $15,981. The increase is attributable to an increase in sales of the SutureMate(R)surgical safety device during the second quarter of 2003.

        Interest expense decreased by $69,184 to $17,978 for the nine months ended
September 30, 2003 compared to $87,162 for the same period last year. The decrease resulted primarily because certain debt was converted to equity in
December 2002, and certain other debt was considered extinguished as of December
31, 2002.

        Other operating expenses decreased by $124,385 to $319,278 for the nine months ended September 30, 2003 compared to $443,663 for the same period last year. This decrease is mainly due to a non-recurring charge of $80,000 (see
Legal Proceedings) that occurred in 2002, and a decrease in rent expense of approximately $70,000 as a result of the termination of the company's previous office location.

        Net income for the nine months ended September 30, 2003 was $65,939 compared to a net loss of $(600,359) for the same period last year.

Liquidity and Capital Resources

        As of September 30, 2003 the Company has minimal cash or current assets. In addition it has a stockholders' deficit of $1,210,494 on September 30, 2003.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

        On August 28, 2003, at a special meeting of shareholders, the Company's shareholders approved a fifty to one reverse stock split of the Company's common stock. As a result thereof, all references to the number of shares outstanding and related part values in the accompanying condensed consolidated financial statements have been adjusted to reflect the stock split as if it occurred on
January 1, 2002. At the meeting, 40,217,073 shares (after giving consideration to the 50:1 reverse stock split) voted in favor of the proposal, 0 shares opposed it, and 0 shares abstained.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

On September 12, 2003, the Registrant filed a Form 8-K reporting that the
Company had amended its Certificate of Incorporation to (a) declare a 1:50 reverse split of it common stock (b) increase the authorized capital to
150,000,000 shares of common stock and 50,000,000 shares of Preferred stock, and
(c) change its name to Power 3 Medical Products, Inc.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Surgical Safety Products, Inc. (Registrant)

Date: October 7, 2003              By:/s/ Timothy Novak
                                     Timothy Novak
                                     Chairman and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature             Title                              Date

/s/ Timothy Novak     Chairman and Chief                 October 7, 2003
Timothy Novak         Executive Officer

/s/ R. Paul Gray      Director, Secretary, Treasurer     October 7, 2003
R.  Paul Gray         and Chief Financial Officer

