Form 10KSB
period 2003-12-31
POWER 3 MEDICAL PRODUCTS INC
filed 2004-04-14
CIK 1063530

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

        State issuer's revenues for its most recent fiscal year. $45,874.

        On March 26, 2004, the aggregate market value of shares of common stock owned by non-affiliates was $5,004,233.

        The number of shares outstanding of the registrant's common stock, par value .001 per share, as of March 26, 2004 was 8,443,563 shares. The number of shares outstanding of the registrant's preferred series A stock, par value .001 per share, as of March 26, 2004 was 3,870,000 share which is equivalent to
38,700,000 common stock on fully diluted basis

                                TABLE OF CONTENTS

PART I

Item 1. Description of Business                                         4
Item 2. Description of Property                                         13
Item 3. Legal Proceedings                                               14
Item 4. Submission of Matters to a Vote of Security Holders             14

PART II

Item 5. Market for Common Equity and Related Shareholder Matters        14
Item 6. Management's Discussion and Analysis or Plan of Operation       16
Item 7. Consolidated Financial Statements                               21
Item 8. Changes and Disagreements with Accountants on Accounting And
        Financial Disclosure                                            36
Item 8a. Controls and Procedures                                        36

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act               36
Item 10. Executive Compensation                                         38
Item 11. Security Ownership of Certain Beneficial Owners and
         Management                                                     41
Item 12. Certain Relationships and Related Transactions                 42
Item 13. Exhibits and Reports on Form 8K                                42
Item 14. Principal Accountant Fees and Services                         45

SIGNATURES                                                              46

                                     PART I

        This Report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies, and predictions of Power 3 Medical
Products, Inc. or its management with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,
as amended. These statements are usually identified by the use of words such as
"believes," "will," "anticipates," "estimates," "expects," "projects," "plans,"
"intends," "should," "could," or similar expressions. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of Power 3
Medical Products, Inc.'s stock price, development by competitors of new or competitive products or services, the entry into the market by new competitors, the sufficiency of Power 3 Medical Products, Inc.'s working capital and the ability of Power 3 Medical Products, Inc. to retain management, to implement its business strategy, to assimilate and integrate any acquisitions, to retain customers or attract customers from other businesses and to successfully defend itself in ongoing and future litigation. Although Power 3 Medical Products, Inc.
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

Item 1. Description of Business.

Business Development

        Power 3 Medical Products, Inc. (the "Company" or "Power 3 Medical") is
incorporated in the State of New York and qualified to do business as a foreign corporation in the State of Florida. Power 3 Medical was originally incorporated under the laws of the State of Florida on May 15, 1992 and was known as Surgical
Safety Products, Inc. On November 28, 1994 the Company merged into Sheffeld
Acres Inc., a New York corporation that had approximately 1,100 shareholders, but had never commenced operations. Although Sheffeld Acres, Inc. was technically the surviving entity, the Company changed its name after the merger to Surgical Safety Products, Inc. Articles of Merger were filed with the State of Florida on October 12, 1994 and a Certificate of Merger was filed with the
State of New York on February 8, 1995. The Company filed to do business as a foreign corporation on April 11, 1995 in the State of Florida. On September 12,
2003, the Company changed its name to Power 3 Medical Products, Inc. The
Company's Common Stock is quoted on the OTC Bulletin Board under the symbol
"PWRM". The Company's corporate mailing address is 8374 Market Street, Number
439, Bradenton, Florida 34202, its telephone number is (941) 360-3039 and its facsimile number is (270) 423-6811.

        The Company has two wholly owned subsidiaries: C5 Health, Inc., a private
Delaware corporation and Power3 Medical, Inc., a private Nevada corporation. C5
Health, Inc. was legally dissolved in Delaware on December 31, 2003 and withdrawn from doing business in the state of Florida at the same time.

Power3 Medical, Inc. was formed on March 31, 2003 for the purpose of re-domiciling the Company in the State of Nevada but this proposed transaction was not executed and the subsidiary remains inactive

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

        The Company was relatively inactive during much of 2003 as it sought a merger partner and working capital to carry out its business plan. The Company currently has a single product, which accounts for all of its revenue generating operations. The SutureMate(R) surgical safety device, a patented, disposable, surgical assist device, was initially introduced in 1993. Its unique design facilitates one-handed suturing. The SutureMate(R) surgical safety device allows the surgeon to use a safer, more efficient method of surgical stitching and has features to prevent accidental needle sticks and assist in finishing surgical sutures with one hand, including a foam needle-cushion and a suture-cutting slot. The Company expects to automate the manufacture of the SutureMate(R)
surgical safety device if sales volume can be increased to economic levels.

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

        Corporate Developments

        On September 12, 2003, the Company as a result of a shareholder approval, changed its name to Power 3 Medical Products, Inc., authorized an increase in the authorized common stock to 150,000,000 shares, authorized an increase in the authorized preferred stock to 50,000,000 shares and authorized a fifty (50) to one (1) reverse stock split. This stock split, which reduced the outstanding number of common shares from 50,641,501 to 1,012,830, did not impact and/or reduce the number of shares that may be issued as a result of any conversions of
Series A, preferred stock. The par value of the common stock remained the same at $.001 per share. All references to the number of shares in this 10-Ksb have been adjusted to reflect the stock split as if it occurred on January 1, 2002.

        In May 2002, the Company entered a lease expiring May 2006 for its corporate offices for a monthly lease obligation of $4,500. This lease was terminated on October 26, 2002 and all future obligations were released in exchange for a promissory note totaling $33,009, which included termination and all related fees. The promissory note was due October 29, 2003 and had accrued interest at 6% per annum. On December 29, 2003, this note was renegotiated and at December 31, 2003 only $10,000 remained outstanding. The note was paid in
2004.

        On August 12, 2002 and effective June 1, 2002, the board of directors passed a resolution regarding employment arrangements with its newly appointed chief executive officer, Timothy S. Novak and chief financial officer, R. Paul
Gray. The Board resolved that such arrangement be for an annual salary of
$150,000 for each officer. The agreements may be terminated for any reason; if the Company elects to do so without cause, then the officers will be entitled to compensation and benefits for a period of ninety days. Under these agreements the Company had accrued salaries of $125,000 to these officers as of March 31,

2003. On March 31, 2003, each officer converted $100,000 of this accrued and unpaid salary in consideration for issuance of preferred stock as described below. On October 15, 2003, the salary for each officer was increased to
$180,000 per year as approved by the board of directors and as outlined in their respective employment arrangements under the annual increase provisions.

        On March 31, 2003, the Company's board of directors authorized and approved several resolutions (the "Restructure Plan"). The Restructure Plan included the creation of a 2003 Stock Compensation Plan and filing of Form S-8 to register shares under such plan, the authorization of a Series A Preferred Stock consisting of 4,000,000 shares, issuance of 2,660,000 shares of such stock in consideration of accrued and unpaid salary totaling $200,000 to officer's Tim
Novak and Paul Gray, issuance of 1,330,000 shares of such stock to Mr. Jerry
Leonard in consideration of $100,000 cash, the incorporation of a subsidiary to be known as Power3 Medical, Inc. (which has been incorporated under the laws of the state of Nevada as a wholly owned subsidiary of the Company), approval of a merger agreement with and into Power3 Medical, Inc. 2003 and the issuance of one share of Power3 Medical, Inc. to the Company's shareholders in exchange for each
50 shares of the Company's common stock held by such shareholders on the anticipated date of the merger (June 19, 2003). The proposed transaction with the Nevada subsidiary was canceled in 2003 and no shares were issued under the
2003 Stock Compensation Plan.

        On March 31, 2003 the Company entered a series of consultant relationships to assist in business development and company and product acquisitions. These consultant agreements are encompassed in the 2003 Stock Compensation Plan as described in preceding paragraph. These consultants were to have received warrants for 8,000,000 shares of common stock registered under a contemplated
S-8 filing described above but these arrangements and related filings were canceled and no warrants of shares were issued.

        During the year ended December 31, 2003, a stockholder contributed $90,000 in exchange for the right to receive a total of 300,000 shares of the Company's restricted common stock. These shares were not issued as of December 31, 2003 and accordingly have been reflected as common stock subscribed in the Company's audited financial statements. In 2004 this same stockholder contributed $60,000 in exchange for the right to receive a total of 200,000 shares of the Company's restricted common stock. These shares have not yet been issued.

        The Company signed a letter of intent with Scan America USA, Inc. on July
11, 2002 to effect a 50/50 merger. Scan America USA, Inc., a private Florida corporation is a provider of electron beam tomography (EBT) technology and has a mobile EBT scanner presently deployed. This letter of intent was subsequently terminated in the first quarter of 2003.

        Dr. Michael Swor resigned from the board of directors in February 2003.

        At December 31, 2003, the Company was indebted to Dr. Michael Swor for
$41,563 for advances he made on behalf of the Company. The advances bear interest at a fixed rate of 10% per annum and are due on demand. In addition, the Company is indebted to Dr. Swor in the amount of $76,700 representing advances to the Company. These advances are unsecured, non-interest bearing and due on demand.

        At December 31, 2002, unsecured promissory notes were due to Mr. Tim Novak in the amount of $22,000 and to Mr. Paul Gray in the amount of $17,000. These notes had accrued interest at 9.5% per annum, were unsecured, and were due on demand. During 2003, these notes payable were satisfied by the Company along with $6,400 in accrued and unpaid interest.

        At December 31, 2003, the Company owed Dr. Michael Swor accrued salary of
$83,333, Mr. Tim Novak accrued salary of $192,500, Mr. Paul Gray accrued salary of $130,000, and Mr. Ben Rosenbaum, a former officer of C5 Health, Inc., accrued salary of $30,000.

        During 2003 the Company converted certain shareholder advances into related party notes payables. At December 31, 2003, these notes payable consists of three unsecured promissory notes due to a former officer ($9,500), a former officer's spouse ($25,000) and a preferred stockholder ($20,000) totaling

$54,500. The notes which are all in default as of December 31, 2003 are unsecured and bear interest at fixed rates between 10% and 12% per annum.

At December 31, 2002, the Company had convertible promissory notes payable aggregating $57,500. During the year ended December 31, 2003, the following conversions occurred:

        o $37,500 of these notes were converted to 95,000 shares of the
          Company's common stock.

        o $20,000 of the convertible notes were converted to other notes payable. These notes are unsecured, bear interest at a rate of 6% per annum and are due on December 31, 2004.

On January 16, 2004, the Company agreed to provide the following consideration to certain consultants in exchange for their advice and consultation on certain business and financial matters in 2004:

        o 6,000,000 shares of common stock were issued to three consultants.
          Because the Company's common stock had a value of $.15 per share on the date the agreements were entered, the Company will recognize
          $900,000 of stock based compensation expense in 2004 under these agreements.

        o 2,000,000 warrants entitling the holder to purchase common stock for the following prices:

Warrant Description               Number of Warrants             Price Per Common Share

 Class A Warrants                      500,000                            $.20
 Class B Warrants                      500,000                            $.40
 Class C Warrants                      500,000                            $.60
 Class D Warrants                      500,000                            $.80

        Business of Issuer

        In the last several years, the Company had maintained several operating divisions to encompass their various products and services. These included an
Information Systems Division and Medical Products Division. These are no longer distinct divisions, as most of the products are no longer considered commercially viable by management. The only remaining viable product is the
SutureMate(R) surgical safety device as discussed below.

        SutureMate(R) Surgical Safety Device

        The SutureMate(R)surgical safety device is a patented, disposable, surgical assist device, initially introduced in 1993. Its unique design facilitates the one-handed suturing technique. When one-handed suturing is not used, extra steps are required by the surgeon or the assistant in cutting the needle free of the suture thread and extra time and hand movements are required of the surgeon in manually adjusting needles while using a needle holder in most suturing processes. The SutureMate(R) surgical safety device allows the surgeon to use a safer, more efficient method of surgical stitching. The product has safety and convenience features, which include a foam needle-cushion and a suture-cutting slot to assist in one-handed suturing.

        The SutureMate(R) surgical safety device was re-designed in late 1998 and has been re-released since demand has increased due to statutory changes relating to needlestick injuries. Legislation has been adopted at both the federal and state level. An overview of state needle safety legislation can be viewed at www.cdc.gov/niosh/ndl-law.html. This legislation essentially requires state agencies with employees at risk to implement needleless systems and sharps with engineered sharps injury protection in order to prevent the spread of bloodborne pathogens in the workplace.

        The product was re-engineered and updated after feedback from over 4,000 surgeons and surgical technologists who used or reviewed the product since its inception. As a result of the re-design, the Company believes that there are new clinical advantages and that the product can be produced at a significantly lower manufacturing cost. These beliefs are based on the fact that the re-design includes a tent-like configuration with a hidden cutting device contained between the adhesive base and the holding device. This allows the surgeon to separate the needle from the suture without a scrub nurse intervening with a scissor. The cost reduction will result from the fact that the original version cost approximately $6.00 per unit while the new version costs approximately
$1.10 per unit including packaging and sterilization, allowing it to be marketed in the $4 to $6 range which is more in keeping with pricing for a disposable product. Due to its acceptance by user and quality standards, the SutureMate(R)
surgical safety device is a "proven" product that complies with current legislation.

        On Feb 13, 2001, the Company announced an agreement with DeRoyal
Industries, Inc. ("DeRoyal") to distribute the SutureMate(R) surgical safety device worldwide. DeRoyal is the largest privately held healthcare supplier of safety devices with over 250 sales representatives worldwide. Formed in 1973,
DeRoyal is a international, vertically-integrated supplier of institutional and consumer healthcare products and services, with 27 subsidiaries and affiliates in seven states (California, Florida, Georgia, Oklahoma, South Carolina,
Tennessee, and Virginia) and ten countries (Canada, Costa Rica, England,
Estonia, Germany, Ireland, Italy, the Netherlands, Sweden and the United
States). DeRoyal's four business units, Acute Care, Patient Care, Wound Care and
OEM (original equipment manufacturer) produce more than 25,000 products, including: rehabilitation and therapy products, sports medicine supports, orthopedic bracing and supports, fiberglass and plaster casting; wound care dressings; unitized surgical delivery systems; surgical accessories; neonatal, labor and delivery products; angiographic, endoscopic, anesthesia and temperature monitoring products; as well as manufacturing services in plastics, textiles, electrical manufacturing, converting and sterilization. DeRoyal introduced the re-designated SutureMate(R) surgical safety device at the national convention of the Association of Operating Room Nurses (AORN), a
national association of operating room nursing professionals, in March, and placed an order for 8,000 units for which the Company was paid when it made delivery in May 2001. DeRoyal carries the SutureMate(R) surgical safety device in its surgical safety accessory line, which is being highly promoted in the current environment of bloodborne pathogen concern and increased safety legislation. The Company received orders for approximately 20,000 SutureMate(R)
surgical safety devices in 2003 and approximately 10,000 units in the 1st quarter of 2004.

        The Company continues to ship this product. Currently, the re-designed
SutureMate(R)surgical safety device is manufactured by the Hansen Plastic
Division of Tuthill Corporation at their plant located in Clearwater, Florida
("Tuthill"). There is no blanket agreement between the Company and Tuthill regarding the manufacturing of the SutureMate(R) surgical safety device and each manufacturing run is separately contracted as required. The Company believes that there are a large number of manufacturers that would be willing and capable of manufacturing the SutureMate(R)surgical safety device if its relationship with Tuthill is interrupted for any reason. The Company is continuing the process of negotiating additional manufacturing sources and original equipment manufacturer sales.

Business Strategy

        The Company's business strategy, which is dependent upon obtaining sufficient additional financing, is to enhance the commercialization of its existing product and to aggressively look for appropriate product and company acquisitions. The Company remains committed to providing innovative products and services within the healthcare industry. The Company's current revenues are based solely upon the sale of the SutureMate(R) surgical safety device. The
Company's revenues are dependent on the volume of sales from its products.

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

Distribution of Products

        The SutureMate(R)surgical safety device is currently the Company's only product available in the marketplace. The arrangement with DeRoyal provides for the worldwide distribution of the SutureMate(R) surgical safety device. An order of 20,000 pieces was made in 2003 and in the 1st Quarter 2004, DeRoyal placed an order for 10,000 pieces.

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

        There is intense competition in sales of products for use in gynecological, spinal, vascular, cardiovascular, interventional cardiology, breast biopsy, urologic, orthopedic and oncological procedures. A broad range of companies presently offer products or are developing products for the use in such procedures. Many of these companies have significantly greater capital than the
Company and are expected to devote substantial resources to the development of newer technologies, which would be competitive with products which the Company may offer. There are also a number of smaller companies, which offer such products which present additional competition.

        The Company's principal methods of competing are the development of innovative products, the performance and breadth of its products, its technically trained sales force, and its educational services, including sponsorship of training programs. Most of the Company's potential major competitors have greater financial resources than the Company. Some of its potential competitors have engaged in substantial price discounting and other significant efforts to gain market share, including bundled contracts for a wide variety of healthcare products with group purchasing organizations. In the current healthcare environment, cost containment has become a significant factor in purchasing decisions by hospitals. Additional cost effectiveness was one of the principle factors in the redesign of the SutureMate(R) surgical safety device.

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

Patents, Copyrights and Trademarks

        Patents are significant to the conduct of the Company's business. The
Company owns four patents on two products: U. S. Patent No. 4,969,893 issued on
November 13, 1990, U. S. Patent No.'s Des. 353,672 issued on December 20, 1994 and U.S. Patent No. 5,385,569 issued on January 31, 1995, each for the
SutureMate(R)surgical safety device; and United States Patent No. 5,364,375 issued on November 15, 1994 for the ProstasertTM insert device. Dr. Michael Swor was the inventor of both devices and originally secured the patents, which he later assigned to the Company in exchange for stock.

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

        The Company filed on July 1, 1993 for trademark registration with the
United States Patent and Trademark Office for the SutureMate(R) surgical safety device. This trademark was registered on April 5, 1994.

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
Rather it means that a product can be categorized with existing products for sterilization and safety purposes. Pursuant to 21 C.F.R. 807.100(b), the "FDA will determine that a device is substantially equivalent to a predicate device using the following criteria: (1) [t]he device has the same intended use as the predicate device; and (2) [t]he device: (i) [h]as the same technological characteristics as the predicate device; or (ii)(A) [h]as different technological characteristics, such as a significant change in the materials, design, energy source, or other features of the device from those of the predicate device; (B) [t]he data submitted establishes that the device is substantially equivalent to the predicate device and contains information, including clinical data if deemed necessary by the Commissioner, that demonstrates that the device is as safe and as effective as a legally marketed device; and (C) [d]does not raise different questions of safety and effectiveness than the predicate device." Approval under this procedure is typically granted within ninety (90) days if the product qualifies, however, this procedure may take longer. For any medical device cleared through the
510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a change to the intended use of the device will require a new 510(k) submission.

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

        Effective April 2001, OSHA revised its bloodborne pathogens standards to conform to the requirements of the Needlestick Safety and Prevention Act of
1999. This act required OSHA to revise the standards so as to include new examples in the definitions of engineering controls along with other matters.
The final OSHA rule can be viewed at www.osha-slc.gov/FedReg_osha_data/FED200110118A.html.

State and Local Licensing Requirements

        Since 1998, 18 states have adopted some type of legislation regarding needlesticks and health care worker exposure to bloodborne pathogens. They include Alaska, Arkansas, California, Connecticut, Georgia, Hawaii, Iowa, Maine,
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

        Other than the governmental regulatory schemes listed above, the Company is not subject to any other state or local regulations, which apply to the operation and business of the Company.

Effect of Probable Governmental Regulation on the Business

        The Company does not believe that there are any effects from probable government regulation, including state or local laws, on the business.

Cost of Research and Development

        For fiscal years 2003 and 2002, the Company expended $0 on research and development because of insufficient capital to perform such activities.

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

Employees and Consultants

        As of December 31, 2003, the Company employed two (2) persons on a full time basis via employment contracts effective June 1, 2002 for Mr. Novak and Mr.
Gray. Neither of these employees are represented by a labor union for purposes of collective bargaining.

        In January 2004, the Company entered a series of consultant relationships to assist in business development and company and product acquisitions.

Item 2. Description of Property

        The Company's mailing address is 8374 Market Street #439, Bradenton,
Florida, its telephone and fax number is (941) 360-3039 and (270) 423-6811, respectively.

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
Accordingly, the $100,000 settlement has been included in accounts payable and accrued and other liabilities in the Company's consolidated balance sheet.

On January 30, 1998, the Company entered into an agreement with Sarasota
Memorial Hospital (the "Provider") in which the Provider was to perform clinical testing of ten surgical or medical products submitted by the Company. The agreement, which has been personally guaranteed by Dr. Michael Swor, the Company
"s predecessor CEO, expired on January 30, 2003 and required the Company to pay the Provider a fixed amount of $25,000 for each of the ten studies. The agreement further provided that the Company was obligated to pay the $250,000 even if the Company elected to forego having the Provider perform the clinical testing. The Company did not submit any products for clinical testing during the term of the agreement and/or paid any amounts due under this arrangement. For various reasons, the Provider has effectively agreed to waive their rights under the agreement provided that the Company enters into a new profit participation agreement with the Company under which the Provider would receive no less than
$250,000 within a four year period commencing on the date of such agreement and makes an immediate payment of $50,000 to the Provider. As a result thereof, the
Company has recorded a $50,000 liability as of December 31, 2002, which amount represents the probable amount of the liability existing at such time, as well as at December 31, 2003. If the Company elects to enter a new profit participation agreement, the new agreement is expected to retain the existing personal guaranty of the Company's previous CEO.

        The Company knows of no other legal proceedings to which it is a party or to which any of its property is the subject or any unsatisfied judgments against the Company and knows of no other material legal proceedings which are pending, threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to the vote of the security holders during the fourth quarter 2003. On September 12, 2003, the security holders of the
Company voted on certain transactions and approved them by a wide majority. The
Company as a result of a shareholder approval, changed its name to Power 3
Medical Products, Inc., authorized an increase in the authorized common stock to
150,000,000 shares, authorized an increase in the authorized preferred stock to
50,000,000 shares and authorized a fifty (50) to one (1) reverse stock split.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        During the first quarter of 2003, the Company issued 1,330,000 shares of its Series A Preferred Stock to Tim Novak and Paul Gray in exchange for accrued and unpaid salaries aggregating $200,000, and 1,330,000 shares of such stock to
Mr. Jerry Leonard, a 5% stockholder, in exchange for $100,000 cash. The Series A
Preferred Stock was issued in reliance on Section 4(2) of the Securities Act of
1933 since there was no public offering of such securities, and because each of the purchasers are knowledgeable individuals having a previous relationship with the Company.

During the year ended December 31, 2003, a stockholder contributed $90,000 in exchange for the right to receive a total of 300,000 shares of the Company's restricted common stock. These shares have not yet been issued. In 2004 this same stockholder contributed $60,000 in exchange for the right to receive a total of 200,000 shares of the Company's restricted common stock. These shares have not yet been issued. The shares will be issued in reliance on Section 4(2)
of the Securities Act of 1933 as a transaction not involving a public offering on the basis of the limited number of persons that participated in the transaction, the sophistication of the investor, the access of the investor to the type of information about the Company that would be available in a public offering and the restriction of the shares to be issued from resale by the investor.

In accordance with a settlement agreement with one of the Company's primary creditors, the balance of other convertible notes payable plus accrued interest totaling $361,135 was exchanged for 16,871 shares of common stock in 2002. The shares were issued in reliance upon the exemption from registration provided by
Section 3(a)(9) of the Securities Act of 1933 since the shares were issued solely in exchange for an outstanding obligation of the Company and no person was offered or received compensation in connection with the exchange.

During the year ended December 31, 2002 a stockholder contributed $96,500 in exchange for the rights to receive a total of 3,216,667 shares of the Company's common stock. These shares were issued during the year ended December 31, 2002.
The shares were issued in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering on the basis of the limited number of persons that participated in the transaction, the sophistication of the investor, the access of the investor to the type of information about the
Company that would be available in a public offering and the restriction of the shares to be issued from resale by the investor.

On December 31, 2003, an independent consultant was issued 100,000 shares of restricted common stock for assisting the Company in certain development activities. Stock based compensation of $37,500 was recorded as a result of this transaction based on the fair value of the shares at the date of issuance. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering on the basis of the limited number of persons that participated in the transaction, the sophistication of the investor, the access of the investor to the type of information about the
Company that would be available in a public offering and the restriction of the shares to be issued from resale by the investor.

Market Information.

        The Common Stock of the Company is quoted on the OTC Bulletin Board under the symbol "PWRM.OB". The high and low bid information for each quarter for the years ending December 31, 2002 and 2003, as reported by National Quotation
Bureau, Inc., are as follows:

     Quarter             Pre or Post Split Price      High Bid      Low Bid

First Quarter 2002             Pre-Split                $.02         $.012
Second Quarter 2002            Pre-Split                $.02         $.005
Third Quarter 2002             Pre-Split                $.02         $.005
Fourth Quarter 2002            Pre-Split                $.02         $.01
First Quarter 2003             Pre-Split                $.02         $.01
Second Quarter 2003            Pre-Split                $.01         $.005
Third Quarter 2003             Pre-Split                $.01         $.005
Fourth Quarter 2003            Post-Split               $.75         $.05

        The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not reflect actual transactions.

        (b) Holders

        As of March 31, 2004, there were 1,067 shareholders of record of the
Company's 47,142,830 shares of issued and outstanding voting stock (including common and series A preferred on a fully diluted basis) as of December 31, 2003.

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

                      Equity Compensation Plan Information

                                                                                     Number of securities
                                                                                    remaining available for
                                                                                     future issuance under
                              Number of securities to       Weighted-average          equity compensation
                              be issued upon exercise       exercise price of          plans (excluding
                              of outstanding options,     outstanding options,      securities reflected in
                                warrants and rights        warrants and rights            column (a))
                                        (a)                        (b)                        (c)

 Equity compensation plans              -0-                        -0-                        -0-
approved by security holders

 Equity compensation plans
  not approved by security
          holders                      6,360                     $12.50                   18,000,000

           Total                       6,360                     $12.50                   18,000,000

The 18,000,000 securities that remain available for future issuance under equity compensation plans arise from the Company's 2003 Stock Compensation Plan
(8,000,000 of the total) and the 2004 Directors, Officers and Consultants Stock
Option, Stock Warrant, and Stock Award Plan (10,000,000 of the total). No options have been issued under the 2003 Plan. Subsequent to December 31, 2003, the Company issued 6,000,000 shares of common stock and 2,000,000 warrants under the 2004 Plan. In addition, the 10,000,000 that may be granted under the 2004
Plan is subject to increase as securities are granted. The number of shares of such increase shall be an amount such that immediately following such increase, the total number of shares issuable under the 2004 Plan and reserved for issuance upon exercise of options, warrants, or conversion of shares of preferred stock will equal 15% of the total number of issued and outstanding shares of the Company's common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

        The Company was founded in 1992 to combat the potential spread of bloodborne pathogenic infections such as HIV and hepatitis. It has broadened its mission to research, develop, manufacture, market and sell medical products and services to the healthcare community.

Since inception through December 31, 2003, the Company has an accumulated deficit of approximately $7,800,000. During 2003 and 2002, the Company was
relatively inactive as it sought a merger partner. Moreover, the Company expects to continue to incur operating losses through at least December 31, 2005, and there can be no assurance that losses will not continue after such date.

        As discussed in the notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2003, the operating losses incurred by the Company, and various other matters, raises doubt about its ability to continue as a going concern. During 2003, the Company's reduced operations were funded by advances from stockholders, sales of restricted stock and residual sales, and the Company's net loss continued. This period of severe working capital constraints caused a significant strain on the Company's management, financial and other resources. As a result of the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

        The Company's plan of operations for the next twelve months is to focus on identification and merger with a significant revenue producing company.

Results of Operations - Full Fiscal Years

Revenues

        To date, the Company has derived substantially all of its revenues from sales of the SutureMate(R)surgical safety device to a single distributor,
DeRoyal Medical. Total revenues for the year ended December 31, 2003 ("Fiscal
2003") were $45,874 compared to $18,536 for the year ended December 31, 2002
("Fiscal 2002").

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

        The Company's ability to achieve revenues in the future will depend in significant part upon its ability to obtain orders from, maintain relationships with and provide support to, existing and new customers, as well as the condition of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer or the inability of any customer to finance its purchases of the Company's products may materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's revenues will increase in the future. In addition, the Company expects that the average selling price of a particular product line will also decline as such products mature, and as competition increases in the future. Accordingly, the Company's ability to maintain or increase revenues will depend in part upon its ability to increase unit sales volumes of its products and to introduce and sell products at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of the Company's more mature products. The management views the company's majority of future revenues will be based upon the success of the
Company's merger and acquisition efforts.

Gross Profits

        Gross profits for Fiscal 2002 were $9,175 compared to $24,601 for Fiscal
2003 as a result of increased sales. The gross profit percentages for the respective years ended 2002 and 2003 remained relatively stable at 50% and 46% .
In prior years, the Company has attempted to reduce the costs of manufacture through re-design of the product. The success of these cost reduction programs will not be known until production volumes increase. Further reductions may be available from additional efforts but the Company is not able to incur additional research or design costs because of limited financial resources.

Operating Expenses

        Sales and Marketing: These expenses consist of advertising, meetings and conventions and entertainment related to product exhibitions and the related travel expenses. Sales and marketing expenses were zero for both Fiscal 2003 and
Fiscal 2002 as the Company' business activities were limited during these years.
The Company expects that sales and marketing expenses will increase in 2004, as compared to 2003.

        General and Administrative. These expenses consist primarily of salaries, contract labor and other expenses for management, information technology ("IT"), finance and accounting, legal and other professional services including ongoing expenses as a publicly owned Company related to such items as legal and accounting expenses. For Fiscal 2003 and Fiscal 2002, general and administrative expenses were $558,657 and $551,648, respectively. The small change is a result of operations and employees remaining stable in 2003 and 2002 as the Company focused on restructuring its operations. The Company expects general and administrative expenses to increase in absolute dollars in 2004 as compared to
2003, as the Company continues to expand its operations.

        Stock based compensation - preferred stock - The Company recorded
$1,695,000 of non-cash compensation expense as a result of the issuance of preferred shares. The transaction was recorded in the fourth quarter of the
Company's fiscal year based on the value of the Company's stock immediately after the stock split discussed above.

Research and Development

        For Fiscal 2003 and Fiscal 2002, research and development expenses were $0.
The Company intends to invest resources to development of new products and expects that research and development expenses will increase in absolute dollars in 2004 as compared to 2003, as the Company continues to expand its operations.

Interest Expense

        Interest expense consists primarily of interest expenses accrued and or paid on loans, notes due to related parties, convertible notes and other interest-bearing obligations. Interest expense was $19,149 and $116,617 in
Fiscal 2003 and 2002, respectively. The decline primarily resulted because of the reversal and/or satisfaction of certain notes payable in 2002. With respect to this matter, in December 2002, debt and accrued interest having a carrying book value of approximately $1,044,000 was extinguished. The transaction resulted from the dissolution of the related party creditor as a legal company and with no legal standing in the states in which it transacted business. All known registered agent representatives were contacted and indicated their resignation with no successor being identified, and management believes that the possibility of payment of such debt in the future is remote. Because of the nature of the relationship between the creditor and the Company, the extinguishment was reflected as an increase in additional paid-in capital in the
December 31, 2002 consolidated financial statements.

Other Income, Net

        Other income was $402,709 and $14,700 during the respective years ended
December 31, 2003 and 2002. This increase resulted because various unsecured liabilities having a carrying value of approximately $413,200 were extinguished in 2003. The transactions resulted because the age of the payables led management to conclude that the possibility of payment of such liabilities is remote. Because none of the liabilities were to related parties, the extinguishments were included in other income.

The Company did not report any foreign currency gains or losses for Fiscal
2003 or Fiscal 2002 since there were no contracts negotiated in foreign currencies for those periods. In the event of contracts for foreign distribution, the Company may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. The Company does not currently engage in foreign currency hedging transactions, although it may implement such transactions in the future.

Impairment of Long-Lived Assets

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

        At December 31, 2003, the Company had total assets of $11,904 and liabilities totaling $978,833. Liabilities consisted of accounts payable and other accrued current liabilities of $771,070, loans owed to various related parties of $54,500, other notes payable of $30,000 and stockholder advances of
$123,263.

        Since its inception in June of 1992, sales of its products, fees from
OASiSTM information services (an interactive Internet-based information system that was marketed by the Company to healthcare providers prior to 2001), and other funds from operations have not been sufficient to fund for operations. The
Company has financed its continued operations and met its capital requirements primarily through sale of or exchange for common stock, a convertible line of credit with Thompson & Kernaghan & Co (which was closed in 2002), borrowing from current shareholders, and other indebtedness.

        Operating activities used net cash of $158,499 and $135,202 in Fiscal 2003 and Fiscal 2002, respectively. These net cash outflows were funded by cash received from financing activities of $159,000 and $127,000, respectively in
2003 and 2002.

        The Company requires between $1 million and $5 million in additional capital in the form of debt or equity to fund the continued operations and merger and acquisition activities. The Company intends to fund operations through fiscal 2004 by seeking additional funds from strategic alliances with potential clients, advances from its shareholders, and third party financing through the sale of additional debt or equity. The Company has maintained minimal staff while seeking capital and merger partners.

At December 31, 2003, the Company does not have the funds in place to meet our projected operating expenditures for the foreseeable future and there is no assurance that sufficient funds will become available to meet our immediate needs.

At December 31, 2003, the Company did not have any significant off balance sheet commitments.

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

Long-Lived Assets

        Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. Management has evaluated the Company's long-lived assets and has determined that there were events during Fiscal 2002 that indicated that all of its intangible and fixed assets were impaired. As a result, the Company recorded certain losses from impairment during Fiscal 2002.

Property and Equipment

        Prior to its impairment and write off, property and equipment were stated
at cost. Depreciation and amortization was calculated using the straight-line method over the assets' estimated useful lives of 3 to 5 years.

Financial Instruments

        Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31,
2003. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued and other liabilities and other notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term and/or are anticipated to be satisfied through the issuance of our common stock. It was not practicable to estimate the fair market value of the . notes payable - related party and/or the stockholder advances because of the lack of similar type arrangements in the marketplace and because of uncertainty surrounding the dates such liabilities will be satisfied.

Stock-Based Compensation

        The Company has adopted Statement of Financial Accounting Standards No. 148
"Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No.
148). This statement amends FASB statement No. 123, "Accounting for Stock Based
Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by
SFAS No. 148, the Company continues to apply the intrinsic value method under
Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued
to Employees," to account for its stock-based employee compensation arrangements.

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

Item 7. Consolidated Financial Statements

                         POWER 3 MEDICAL PRODUCTS, INC.

                     Consolidated Financial Statements as of
                    December 31, 2003 and for the years ended
                         December 31, 2003 and 2002 and
                          Independent Auditors' Report

                         POWER 3 MEDICAL PRODUCTS, INC.

                                TABLE OF CONTENTS

________________________________________________________________________________

                                                                     Page

Independent Auditors' Report                                          23

Consolidated Balance Sheet as of December 31, 2003                    24

Consolidated Statements of Operations for the years ended
    December 31, 2003 and 2002                                        25

Consolidated Statements of Stockholders' Deficit for the years ended
    December 31, 2003 and 2002                                        26

Consolidated Statements of Cash Flows for the years ended
    December 31, 2003 and 2002                                        27

Notes to Consolidated Financial Statements                            28

________________________________________________________________________________

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Power 3 Medical Products, Inc. and
subsidiaries:

We have audited the accompanying consolidated balance sheet of Power 3 Medical
Products, Inc. and subsidiaries (the "Company") as of December 31, 2003, and the
related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of
December 31, 2003, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has working capital and stockholders' deficits at December 31,
2003 and will require a significant amount of capital and/or debt financing to proceed with its business plan. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          Kingery, Crouse & Hohl, P.A.

April 13, 2004
Tampa, FL

                         POWER 3 MEDICAL PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
________________________________________________________________________________

   ASSETS

   CURRENT ASSETS:
   Cash                                                      $        548
   Accounts receivable                                             11,356

   Total                                                     $     11,904
                                                             =============

   LIABILITIES AND STOCKHOLDERS' DEFICIT

   CURRENT LIABILITIES:
   Accounts payable and accrued and other liabilities        $    771,070
   Stockholder advances                                           123,263
   Notes payable - related party                                   54,500
   Other notes payable                                             30,000
      Total current liabilities                                   978,833

   STOCKHOLDERS' DEFICIT:
   SERIES A, PREFERRED STOCK, $.001 par value,
     50,000,000 shares authorized, 3,870,000 shares issued
     and outstanding with a liquidation value of $387,000           3,870
   Common stock $.001 par value, 150,000,000 shares authorized;
      2,442,830 shares issued and outstanding                       2,442
   Common stock subscribed                                            300
   Additional paid-in capital                                   8,472,836
   Deficit                                                     (9,446,377)
       Total stockholders' deficit                               (966,929)

   Total                                                     $     11,904
                                                             =============

________________________________________________________________________________

See notes to consolidated financial statements.

                         POWER 3 MEDICAL PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
________________________________________________________________________________________

                                                          For the            For the
                                                         year ended         year ended
                                                        December 31,       December 31,
                                                            2003              2002

REVENUES                                                $   45,874       $   18,536

OPERATING EXPENSES:
  Production costs                                          21,273            9,361
  Stock based compensation - preferred stock             1,695,000                -
  Loss on disposal and impairment of other assets                -           75,429
  Selling, general and administrative expenses             558,657          551,648
     Total operating expenses                            2,274,930          636,438

LOSS FROM OPERATIONS                                    (2,229,056)        (617,902)

OTHER INCOME (EXPENSE):
  Other income                                             402,709           14,700
  Interest expense                                         (19,149)        (116,617)
      Total other income (expense)                         383,560         (101,917)

NET LOSS                                               $(1,845,496)      $ (719,819)
                                                        ===========      ===========

NET LOSS PER COMMON SHARE:

  Weighted average shares outstanding-
    Basic and diluted                                    1,017,000          937,539
                                                        ===========      ===========

  Net loss per share - Basic and diluted                $    (1.81)      $    (0.77)
                                                        ===========      ===========
________________________________________________________________________________________

See notes to consolidated financial statements.

                         POWER 3 MEDICAL PRODUCTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
_____________________________________________________________________________________________________________________________________________

                                                                                                          Common         Additional
                                                      Preferred Stock           Common Stock              Stock          Paid-in
                                                    Shares        Amount    Shares        Amounts       Subscribed       Capital          Deficit

    BALANCES, DECEMBER 31, 2001                                              846,482      $     846      $   3,507     $  4,811,323     $ (6,881,062)

    Conversion of other convertible
       notes payable to common stock                                          16,871             17              -          361,319                -
    Common stock subscriptions                                                     -              -          3,216           93,284                -
    Reversal of related party debt                                                 -              -              -        1,043,436                -
    Issuance of common stock
      Subscribed                                                             134,477            134         (6,723)           6,589                -
    Net loss for the year                                                          -              -              -                -         (719,819)

    BALANCES, DECEMBER 31, 2002                                              997,830            997              -        6,315,951       (7,600,881)
    Issuance of preferred stock for cash and
     conversion of accrued payroll                3,990,000       3,990            -              -              -        1,991,010
    Issuance of common stock for
       services rendered                                                     100,000            100              -           37,400                -
    Conversion of convertible notes
       payable to common stock                                                95,000             95              -           27,405                -
     Conversion of other note payable to
        common stock                                                          50,000             50              -           12,450                -
    Common stock subscriptions                                                     -              -            300           89,700                -
    Conversion of preferred
       stock                                       (120,000)       (120)   1,200,000          1,200              -           (1,080)               -
    Net loss for the year                                                          -              -              -                -         (150,496)

    BALANCES, DECEMBER 31, 2003                   3,870,000     $ 3,870    2,442,830      $   2,442      $     300     $  8,472,836     $ (9,446,377)
                                                  =========     =======   ===========     ==========     ==========    =============    =============
_____________________________________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                         POWER 3 MEDICAL PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
___________________________________________________________________________________

                                                        Year ended      Year ended
                                                        December 31,    December 31,
                                                           2003            2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(1,845,496)      $ (719,819)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
  Depreciation and amortization                                 -           12,000
  Stock based compensation - preferred and common
    stock                                               1,722,500                -
  Amortization of discount and other interest on
   related party note                                           -           36,012
  Other non-cash expenses                                       -           39,502
  Loss from disposal and impairment of assets                   -           75,429
  Gain on reversal of liabilities                        (413,218)          (8,000)
Change in assets and liabilities:
  Receivables                                             (11,356)           2,500
  Prepaid expenses and other assets                             -           19,852
  Accounts payable and accrued and other liabilities      377,071          407,322
NET CASH USED IN OPERATING ACTIVITIES                    (170,499)        (135,202)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Proceeds from the sale of equipment                           -            8,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock               100,000                -
  Proceeds from borrowings under notes payable             30,000                -
  Repayment of related party notes payable                (39,000)          (6,000)
  Payments on other notes payable                         (10,000)               -
  Proceeds from stock subscriptions                        90,000           96,500
  Advances from stockholders, net                               -           36,500
NET CASH PROVIDED BY FINANCING ACTIVITIES                 171,000          127,000

NET INCREASE (DECREASE) IN CASH                               501             (202)

CASH AT BEGINNING OF YEAR                                      47              249

CASH AT END OF YEAR                                    $      548       $       47
                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                        $    6,400       $        -
                                                       ===========      ===========
  Income taxes paid                                    $        -       $        -
                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible notes payable and accrued
  interest to common stock                             $   27,500       $  361,336
                                                       ===========      ===========
Reversal of related party notes payable and accrued
  interest                                             $        -       $1,043,436
                                                       ===========      ===========
Conversion of accrued payroll to preferred stock       $  200,000       $        -
                                                       ===========      ===========
Conversion of stockholder advances to notes payable    $   34,500       $        -
                                                       ===========      ===========
Conversion of notes payable to equity                  $   12,500       $        -
                                                       ===========      ===========
Reclassification of accounts payable to other note
  payable                                              $        -       $   33,009
                                                       ===========      ===========
Conversion of preferred stock to common
  stock                                                $    9,000       $        -
                                                       ===========      ===========
Conversion of other liabilities to stockholder
  advances                                             $    5,000       $        -
                                                       ===========      ===========
___________________________________________________________________________________

See notes to consolidated financial statements

                         POWER 3 MEDICAL PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

Note 1 - Summary of Significant Accounting Policies

Business Activities

Power 3 Medical Products, Inc. (Power 3) formally known as Surgical Safety
Products, was incorporated in the State of Florida on May 15, 1992 and merged into a New York Corporation in 1994. Power 3 and its wholly owned subsidiaries,
C5 Health, Inc. (C5), which was officially dissolved in the State of Delaware and the State of Florida effective December 31, 2003 and Power3 Medical, Inc.
(P3M), a Nevada Corporation, (collectively, the "Company") are engaged in product development, sales and distribution and services for the healthcare industry. The Company had limited business activity during 2003 and 2002.

On September 12, 2003, Surgical Safety Products, Inc. amended its Certificate of
Incorporation to (a) declare a 1:50 reverse split of it common stock (b)
increase the authorized capital to 150,000,000 shares of common stock and
50,000,000 shares of preferred stock, and (c) change its name to Power 3 Medical
Products, Inc. This stock split, which reduced the outstanding number of common shares from 50,641,501 to 1,012,830, did not impact and/or reduce the number of shares that may be issued as a result of the conversion of the outstanding preferred shares discussed at Note 5. The par value of the common stock remained the same at $.001 per share. All references to the number of shares in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the stock split as if it occurred on January 1, 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of Power 3, P3M and
C5. All inter-company accounts and balances have been eliminated in consolidation.

Revenue Recognition

The Company ships its product directly from the outsource manufacturer to the customer without taking ownership or possession of the products. All shipments are FOB destination with freight allowed and payment terms are net 30 days after shipment.

The Company's revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 101 - Revenue Recognition in Financial
Statements (SAB 101) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 101 the Company recognizes revenue when, (1) Persuasive evidence of an arrangement exists; (2) Delivery has occurred; (3) The seller's price to the buyer is fixed or determinable; and (4)
collectibility is reasonably assured.

Sales Returns, Discounts and Other Reductions in Revenue

The Company does not allow returns for credit or discounts on purchases of
SutureMate(R)surgical safety devices. Based on historical experience, the
Company does not recognize any allowance for warranty or defects and the costs of warranty or defects are expensed as incurred.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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
Management evaluated the Company's long-lived assets and determined that there were events during fiscal 2002 that indicated that all of its intangible and fixed assets were impaired. As a result, the Company recorded certain losses from impairment during 2002.

Advertising Costs

Advertising expenses, which were $-0- for both of the years ended December 31,
2003 and 2002, are expensed as incurred.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued and other liabilities and other notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature. It was not practicable to estimate the fair market value of the notes payable - related party and/or the stockholder advances because of the lack of similar type arrangements in the marketplace and because of uncertainty surrounding the dates such liabilities will be satisfied.

Net Loss Per Common Share

The Company calculates net loss per share as required by SFAS 128, "Earnings per
Share." Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they would be anti-dilutive, common stock equivalents (primarily consisting of preferred stock, and common stock warrants and options)
are not considered in the computations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.
Estimates that are critical to the accompanying consolidated financial statements include the estimated amount accrued under the contingent liability to Sarasota Memorial Hospital discussed at Note 9. It is at least reasonably possibly that the Company's estimates could change in the near term with respect to this matter.

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

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 148
"Accounting for Stock-Based

Compensation - Transition and Disclosure" (SFAS No. 148). This statement amends
FASB statement No. 123, "Accounting for Stock Based Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation.
As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company continues to apply the intrinsic value method under Accounting Principles Board ("APB")
Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.

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

Recent Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its consolidated financial statements.

Note 2 - Going Concern

The accompanying consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant and recurring losses from operations and has working capital and stockholders' deficits of $966,929 and $966,929 respectively at December 31, 2003. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan and successfully integrating an operating business. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.
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

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 - Other Notes Payable

At December 31, 2002, the Company had convertible promissory notes payable aggregating $57,500. During the year ended December 31, 2003, the following conversions occurred:

        o $37,500 of these notes were converted to 95,000 shares of the
          Company's common stock. The difference between the $37,500 reduction in these notes, and the $27,500 increase in common stock and additional paid-in capital resulted because the market value of the shares issued was less than the carrying amount of the notes.

        o $20,000 of the convertible notes were converted to other notes payable. These notes are unsecured, bear interest at a rate of 6% per annum and are due on December 31, 2004.

In addition to the above, other notes payable includes $10,000 owed to the
Company's former landlord. This note, and 50,000 shares of the Company's common stock, were provided to the landlord as full consideration for a note payable of
$33,009 owed to such landlord at December 31, 2002. The $10,000 note was paid subsequent to December 31, 2003 (also see Note 9).

Note 4 - Stock Option Plans

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

On March 31, 2003 the Company approved the 2003 Stock Compensation Plan, which provides for the granting of common stock, options and/or warrants to officers, directors and employees of the Company, as well as consultants and attorneys who provide services to the Company. Under this plan the Company is authorized to issue up to 8,000,000 shares of common stock, options or warrants. The options and warrants (ISO's) shall expire according to terms as determined by a committee on the date of grant, which will not exceed ten years from the date of grant, or five years in cases of a grantee who owns more than 10% of the total combined voting power of all classes of stock (10% Stockholder). The exercise period of ISO's granted will also be determined by this committee at the date of grant. The exercise price shall not be less than 100% of the fair market value of the ISO's on the date of grant, except in cases of a 10% Stockholder, for which the exercise price shall not be less than 110% of fair market value on the date of grant. At December 31, 2003 no shares have been issued under this plan.

In addition to the above, in January 2004, the Company's Board of Directors approved the 2004 Directors, Officers and Consultants Stock Option, Stock
Warrant, and Stock Award Plan (the 2004 Plan). Pursuant to the 2004 Plan,
initially 10,000,000 shares of common stock, warrants, options, preferred stock or any combination thereof may be optioned.. After the grant of any option, warrant or share of preferred stock, the number of shares that may be optioned under the 2004 Plan will be increased. The number of shares of such increase shall be an amount such that immediately following such increase, the total number of shares issuable under this plan and reserved for issuance upon exercise of options, warrants, or conversion of shares of preferred stock will equal 15% of the total number of issued and outstanding shares of the Company's common stock. As discussed at Note 11, the Company issued 6,000,000 shares of common stock and 2,000,000 warrants under this plan subsequent to December 31,
2003.

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

For purposes of pro forma disclosures, the estimated fair value of the options is charged to expense over the options' vesting period. For the fiscal years ended December 31, 2003 and 2002 the Company would have recorded compensation expense of approximately $11,750 and $11,900, respectively as a result of outstanding options. The Company's pro forma information for the years ended
December 31, 2003 and 2002 is as follows:

                                                2003              2002

Net loss:
 As reported                                $(1,845,496)        $ (719,819)
 Stock-based employee compensation expense
  determined under fair value based method
  for all awards, net of tax                    (11,750)           (11,900)

Pro forma net loss                          $(1,857,246)        $ (731,719)
                                            ============        ===========

Loss per share, basic and diluted:
 As reported                                 $    (1.81)        $    (0.77)
                                             ===========        ===========

    Pro forma                                $    (1.83)        $    (0.78)
                                             ===========        ===========

A summary of the Company's stock option activity and related information for the years ended December 31, are as follows:

                                                    2003                 2002

                                                         Weighted             Weighted
                                                          Average              Average
                                                         Exercise             Exercise
                                              Options      Price    Options    Price

    Outstanding, beginning of year             6,360     $  12.50    6,360   $  12.50

    Cancelled                                      -            -        -          -

    Granted                                        -            -        -          -

    Exercised                                      -            -        -          -

    Outstanding, end of year                   6,360     $  12.50    6,360   $  12.50
                                              ======     ========   ======   ========

    Exercisable at the end of the year         6,360     $  12.50    6,360   $  12.50
                                              ======     ========   ======   ========

    Weighted-average fair value of options
    granted during the year                        -     $   0.00        -   $   0.00

The following table summarizes information about the options outstanding at
December 31, 2003:

                                           Weighted
                                            Average
                                           Remaining       Weighted
                             Number       Contractual       Average
    Exercise Price        Outstanding         Life       Exercise Price

      $   6.50              5,460           7 years         $   6.50
      $  50.00                900           4 years         $  50.00

                            6,360                           $  12.50
                            =====                           ========

Note 5 - Series A Preferred Stock

On March 31, 2003, the Company's board of directors authorized 4,000,000 shares of Series A Preferred Stock. Simultaneously, the Company issued 2,660,000 shares of Series A Preferred Stock in consideration of accrued and unpaid salary totaling $200,000 to two officers of the Company and 1,330,000 shares of Series
A Preferred Stock in consideration of $100,000 cash by an individual investor.
The Company recorded $1,695,000 of non-cash compensation expense as a result of this transaction. The transaction was recorded in the fourth quarter of the
Company's fiscal year based on the value of the Company's stock immediately subsequent to the stock split discussed at Note 1.

The Series A Preferred Stock has preference in liquidation over common stock, is convertible into ten shares of common stock at the election of the individual holders, shall be entitled to receive dividends and distributions on parity with the common stock as though the preferred stock conversion had occurred prior to the record date for any such dividends and distributions, and has voting rights of 10 votes per share as compared to common stock. In addition, intially the preferred stockholders had the option to require the Company to redeem all of the outstanding preferred shares for $10.00 per share in certain situations.
However, this redemption feature was eliminated subsequent to December 31, 2003.

On December 31, 2003, the two officers mentioned above converted a total of
120,000 shares of their Series A Preferred Stock into 1,200,000 common shares.

Note 6 - Common Stock

In accordance with a settlement agreement with one of the Company's primary creditors, the balance of other convertible notes payable plus accrued interest totaling $361,135 was exchanged for 16,871 shares of common stock in 2002.

During the year ended December 31, 2002 a stockholder contributed $96,500 in exchange for the rights to receive a total of 3,216,667 shares of the Company's common stock. These shares were issued during the year ended December 31, 2002.

During the year ended December 31, 2003, a stockholder contributed $90,000 in exchange for the right to receive a total of 300,000 shares of the Company's common stock. These shares were not issued as of December 31, 2003, and accordingly, the par value of such shares is reflected as common stock subscribed.

On December 31, 2003, an independent consultant was issued 100,000 shares of restricted common stock for assisting the Company in certain development activities. Stock based compensation of $37,500 was recorded as a result of this transaction based on the fair value of the shares at the date of issuance.

At December 31, 2003, the Company has 9,500 warrants outstanding, which warrants entitle the holders to purchase one share of the Company's restricted common stock for $50 a share. The warrants expire in 2004.

Note 7 - Other Income

During the year ended December 31, 2003, various unsecured liabilities having a carrying value of approximately $413,200 were extinguished. The transactions resulted because the age of the payables led management to conclude that the possibility of payment of such liabilities is remote. Because none of the liabilities were to related parties, the extinguishments are included in other income in the accompanying 2003 consolidated statement of operations.

Note 8 - Income Taxes

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At December 31, 2003 the Company has net operating loss carryforwards for income tax purposes of approximately $5,550,000. These net operating loss carryforwards expire at various times through the year ended December 31, 2023, however because the Company has experienced changes in control and have incurred significant operating losses, utilization of the income tax loss carryforwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying consolidated balance sheet because the Company established a valuation allowance to fully reserve such assets as their realization did not meet the required asset recognition standard established by SFAS 109. At December 31, 2003, the
Company did not have any significant temporary differences.

Note 9- Commitments and Contingencies

Leases

In May 2002, the Company entered a lease expiring on March 31, 2006. This lease was terminated on October 29, 2002 and all future obligations were released in exchange for a promissory note totaling $33,009, which included termination and related fees. This note and all accrued interest were due on October 29, 2003.
As discussed in Note 3, on December 29, 2003 this note was renegotiated and at
December 31, 2003 only $10,000 remained outstanding. The note was paid in 2004.

Subsequent to termination of such lease, the Company operated out of its
President's and Chief Financial Officer's homes. Effective October 15, 2003, the
Board of Directors resolved that a stipend be provided to the two officers for use of their home offices and related equipment in the service of the Company's goals until such time that permanent office space is secured. This stipend of
$500 per month for each of the officers was retroactive to September 2002 at the time when the

previous office space was vacated. As a result, $15,000 of rent expense has been included in selling, general and administrative expenses in the accompanying
2003 consolidated statement of operations.

In connection with the acquisition of C5, the Company leased some of its administrative facility in Manassas, Virginia from a related entity under a month-to-month arrangement (the arrangement was terminated effective April 30,
2002). Total rent expense during the year ended December 31, 2002, under this arrangement approximated $5,700.

Rent expense under all operating leases approximated $0 and $95,100 during the years ended December 31, 2003 and 2002, respectively.

Employment Agreements

During the period June 1, 2001 to March 31, 2002, the Company was obligated under an employment arrangement with its chief executive officer that required annual base compensation of $100,000 per year. This agreement ended on March 31,
2002, which coincided with the officer's personal efforts being allocated and directed to other business ventures outside of the Company.

Effective June 1, 2002, the Board of Directors passed a resolution regarding employment arrangements with its newly appointed chief executive officer and chief financial officer. The Board resolved that such arrangements be for an annual salary of $150,000 for each officer. The Company may terminate the agreements for any reason upon ninety days notice. On October 15, 2003 the salary for each officer was increased to $180,000 per year as approved by the
Board of Directors and as outlined in their respective employment arrangements under the annual increase provisions.

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

Other

On January 30, 1998, the Company entered into an agreement with Sarasota
Memorial Hospital (the Provider) in which the Provider was to perform clinical testing of ten surgical or medical products submitted by the Company. The agreement, which has been personally guaranteed by Dr. Michael Swor, the
Company's predecessor CEO, expired on January 30, 2003 and required the Company to pay the Provider a fixed amount of $25,000 for each of the ten studies. The agreement further provided that the Company was obligated to pay the $250,000 even if the Company elected to forego having the Provider perform the clinical testing. The Company did not submit any products for clinical testing during the term of the agreement and/or pay any amounts due under this arrangement. For various reasons, the Provider has effectively agreed to waive their rights under the agreement provided that the Company either (1) enters into a new profit participation agreement with the Company under which the Provider would receive no less than $250,000 within a four year period commencing on the date of such agreement or (2) makes an immediate payment of $50,000 to the Provider. As a result thereof, the Company recorded a $50,000 liability as of December 31,
2002, which amount represented the probable amount of the liability existing at such time, as well as at December 31, 2003. If the Company elects to enter a new profit participation agreement, the new agreement is expected to retain the existing personal guaranty of the Company's previous CEO.

Note 10- Other Related Party Transactions

In December 2002, debt and accrued interest having a carrying book value of approximately $1,044,000 was extinguished. The transaction resulted from the dissolution of the related party creditor as a legal company and with no legal standing in the states in which it transacted business. All known registered agent representatives were contacted and indicated their resignation with no successor being identified, and management believes that the possibility of payment of such debt in the future is remote. Because of the nature of the relationship between the creditor and the Company, the extinguishment was reflected as an increase in additional paid-in capital in the December 31, 2002 consolidated financial statements.

At December 31, 2003, $81,700 of the stockholder advances in the consolidated balance sheet are non-interest bearing and $41,563 bear interest at a fixed rate of 10% per annum. All of the advances are unsecured and due on demand.

In connection with the related party notes, the Company incurred interest expense of approximately $10,600 and $86,420, respectively, during the years ended December 31, 2003 and 2002. The amounts are included in accounts payable and accrued and other liabilities at December 31, 2003 and 2002 less certain accrued interest totaling $68,430 considered extinguished as discussed in the first paragraph of this note. Related party interest expense of $7,200 was paid during 2003.

On July 1, 2003, the Company entered a consulting arrangement with one of the holders of Series A Preferred Stock to provide strategic and corporate development services on behalf of the Company. This arrangement is on a month to month basis and is for $10,000 per month. At December 31, 2003, $60,000 was unpaid and due to this party. This amount has been included in accounts payable and accrued and other liabilities at December 31, 2003.

In addition to the above, at December 31, 2003, accounts payable and accrued and other liabilities included other amounts owed to officers, directors and other affiliates of approximately $482,000.

At December 31, 2003, notes payable - related party consists of three unsecured promissory notes due to a former officer ($9,500), a former officer's spouse
($25,000) and a preferred stockholder ($20,000) totaling $54,500. The notes, which are default as of December 31, 2003, bear interest at fixed rates between
10% and 12% per annum. Total interest incurred under these notes approximated
$5,500 and $3,650 for the years ended December 31, 2003 and 2002, respectively.

Note 11 - Subsequent Events

On January 16, 2004, the Company agreed to provide the following consideration to certain consultants in exchange for their advice and consultation on certain business and financial matters in 2004:

        o 6,000,000 shares of common stock were issued to three consultants.
          Because the Company's common stock had a value of $.15 per share on the date the agreements were entered, the Company will recognize
          $900,000 of stock based compensation expense in 2004 under these agreements.

        o 2,000,000 warrants entitling the holder to purchase common stock for the following prices:

Warrant Description                Number of Warrants              Price Per Common Share

  Class A Warrants                      500,000                             $.20
  Class B Warrants                      500,000                             $.40
  Class C Warrants                      500,000                             $.60
  Class D Warrants                      500,000                             $.80

________________________________________________________________________________

Item 8. Changes In and Disagreements with Accountants on Accounting and
        Financial Disclosure

None

Item 8a. Controls and Procedures

        Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-KSB, the Company's Chief Executive Officer and Chief Financial
Officer have concluded that Power 3 Medical Products, Inc.'s disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        with Section 16(a) of the Exchange Act

        (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

                                                                    Director
Name                 Age     Position(s) with Company                Since

Timothy S. Novak     41      Director, Chairman of the Board          2002
                             and Chief Executive Officer

R. Paul Gray                 40      Director, Chief Financial Officer,         2002
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

Business Experience

        Timothy Novak, age 41, was appointed Chairman of the Board and Chief
Executive Officer of the Company in April and August 2002, respectively. Mr.
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

        R. Paul Gray, age 40, was appointed a Director, Acting Chief Financial
Officer, Secretary and Treasurer at the time of the merger of the Company with
C5 Health, Inc. in October 2001. Mr. Gray was appointed Chief Financial Officer from the acting role on August 12, 2002. Mr. Gray has more than 16 years of experience in Big Four accounting and consulting with large firms serving and consulting with many public and private companies. Mr. Gray's duties for the
Company include assisting in the accounting functions and compliance related activities. From June 2002 to the present, Mr. Gray has served as a founding member of Core Concepts, LLC, a provider of strategic consulting to public and private growth companies, for which he allocates approximately 10% of his professional time. The balance of his profession time is devoted to his position with the Company. From June 2001 to the present, Mr. Gray has been a Director -
for C5 of which he owned 18.09% individually and beneficially at the time of the merger. From August 2001 to May 2002, Mr. Gray had been a Director and Chief
Financial Officer of Reli-Communications, of which he owned 20% at the time of his resignation. Mr. Gray served as a Director, Executive Vice Present and Chief
Financial Officer of Millennium from August 1999 until 2001 when the assets were sold to various companies. From 1985 to 1999, Mr. Gray practiced as a CPA for several large accounting firms including KPMG and Ernst & Young. Mr. Gray received his Bachelor of Science degree in accounting in 1985 from West Virginia
University.

Section 16(a) Beneficial Ownership Reporting Compliance

        No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation

                           Summary Compensation Table

                                                                               Long Term Compensation
                                        Annual Compensation                      Awards                Payouts
       Name and          Year      Salary     Bonus                   Restricted       Securities       LTIP        All Other
  Principal Position                 ($)        ($)        Other         Stock         Underlying      Payouts    Compen-sation
                                                          Annual       Award(s)       Options/SARs       ($)          ($)
                                                          Compen-         ($)             (#)                         (1)
                                                          sation
                                                            ($)

G. Michael Swor,    2002      $25,000       -0-          -0-            -0-               -0-         -0-           -0-
Former Chief
Executive Officer (2)      2003           $0       -0-          -0-            -0-               -0-         -0-           -0-

R. Paul Gray,       2002      $87,500       -0-          -0-            -0-               -0-         -0-           -0-
Director,
Chief Financial
Officer, Secretary
and Treasurer (3)          2003     $157,500       -0-          -0-            -0-               -0-         -0-           -0-

Timothy Novak,             2002     $139,000       -0-          -0-            -0-               -0-         -0-           -0-
Director,
Chairman and Chief
Executive Officer (3)      2003     $157,500       -0-          -0-            -0-               -0-         -0-           -0-

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employee.

(2)Dr. Swor resigned as a board member in February 2003.

(3) Mr. Gray and Mr. Novak were appointed officers at the time of the C5 merger in October 2001.

Option Grants in Last Fiscal Year

        No options were granted to the above named officers in 2003 or 2002.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values

The following table provides information regarding the aggregate exercises of options by each of the named executive officers. In addition, this table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2003, and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of the Company's Common Stock.

Year End Option Values for Executive Officers

                                                                            Number. of
                                                                            Unexercised             Value of
                                                                            Securities             Unexercised
                                                                            Underlying            In-The-Money
                                                                           Options/SARs            Option/SARs
                                  Shares Acquired                          at 12/31/2003          at 12/31/2003
                                    on Exercise      Value Realized        Exercisable/           Exercisable/
   Name                                 (#)                ($)             Unexercisable          Unexercisable

G. Michael Swor                         -0-                -0-                400 (1)                   $0/0
R. Paul Gray                            -0-                -0-                    0/0                   $0/0
Timothy Novak                           -0-                -0-                    0/0                   $0/0

        (1) These options are exercisable at $50.00.

        Employee Contracts and Agreement

        On August 12, 2002 and effective June 1, 2002, the Board of Directors passed a resolution regarding employment arrangement with its newly appointed
Chief Executive Officer, Timothy S. Novak and Chief Financial Officer, R. Paul
Gray. The Board resolved that such arrangement be for an annual salary of
$150,000 for each officer. The agreements may be terminated for any reason; if the Company elects to do so without cause, then the officers will be entitled to compensation and benefits for a period of ninety days. Under these agreements the officers had accrued $125,000 as of March 31, 2003, which remained unpaid.
On March 31, 2003, each officer converted $100,000 of this accrued and unpaid salary in consideration for issuance of 1,330,000 shares of Series A Preferred
Stock. On October 15, 2003, the salary for each officer was increased to
$180,000 per year as approved by the board of directors and as outlined in their respective employment arrangements under the annual increase provisions.

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
The outstanding options as of this date are as follows effected for the a fifty for one reverse split in September 2003:

Employee                   Date Option         No. of Shares       Exercise Price    Term
                             Granted        subject to Exercise                      Years
1999 Plan

G. Michael Swor            (1) 1/01/99           200                   $50.00         10
                               12/27/99          200                   $50.00         10

James Stuart (2)               6/30/99           500                   $86.00         10
________________

(1) Dr. Swor was granted Non Incentive Stock Options under the 1999 Plan.

(2) In June 1999, the Board granted options to purchase 500 shares of the
Company's Common Stock at an exercise price of $86 to each of its outside directors as a bonus for their service on the Board of Directors. These options are Non Incentive Stock Options under the 1999 Plan. Due to his resignation,
David Swor's options expired in May 2002.

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
The outstanding options as of this date are as follows effected for the a fifty for one reverse split on September 12, 2003:

Consultant/                   Date Option      No. of Shares          Exercise       Term
Services Rendered               Granted     subject to Exercise         Price        Years

1998 Revised CSOP

Danielle Chevalier              01/01/98             40                 $25.00         7
 For marketing assistance
   at conventions

Leann Swor                      01/01/98             400                $25.00         7
   For marketing assistance
   at conventions

2000 Plan

Donald F.  Mintmire             08/16/00             4,880              $12.50         10
 Legal Services by
 Mintmire & Associates
_______________________

        On March 31, 2003 the board of directors approved a 2003 Stock Compensation
Plan which included 8,000,000 shares of common stock (the "2003 Plan") that may be granted as stock awards, options, or warrants. A total of 8,000,000 shares of common stock were subject to warrants granted under the 2003 Stock Compensation
Plan to consultants that were to perform various activities on behalf of the
Company but these arrangements and related filings were canceled and no warrants of shares were issued.

        In January 2004, the Company entered a series of consultant relationships to assist in business development and company and product acquisitions. These consultant agreements are encompassed in the 2004 Stock Compensation Plan. These consultants have received 6,000,000 shares of common stock registered under an
S-8 filing in January 2004, and 2,000,000 warrants. The warrants entitling the holder to purchase common stock for the following prices:

Warrant Description               Number of Warrants             Price Per Common Share

 Class A Warrants                      500,000                            $.20
 Class B Warrants                      500,000                            $.40
 Class C Warrants                      500,000                            $.60
 Class D Warrants                      500,000                            $.80

Compensation of Directors

        The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors. As part of the 2000 Stock Plan approved by the Board of Directors and shareholders, the
Stock Compensation Committee may grant awards of stock in addition to options and may grant awards and/or options to members of the Board of Directors upon assumption of a seat on the Board and upon reelection of awards of up to 500 shares and/or options to purchase up to 500 shares of the Company's Common
Stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of December 31, 2003, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each executive officer and director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

                                                                Amount and
                                                      Nature of Beneficial Ownership

                                                                Sole         Sole          Total       Percent
                  Name of                                      Voting     Investment    Beneficial       of
            Individual or Group                 Class          Power         Power       Ownership      Class

Timothy S. Novak,                              Common         5,442,432     5,442,432     5,442,432     10.7%
President and Chief Executive Officer          Preferred      1,330,000     1,330,000     1,330,000     33.3%
Director

R. Paul Gray                                       Common     1,927,032     1,927,032     1,927,032     3.8%
Chief Financial Officer, Treasurer, and         Preferred     1,330,000     1,330,000     1,330,000     33.3%
Secretary
Director

Jerry W. Leonard                                   Common     8,484,206     8,484,206     8,484,206     16.8%
P.O. Box 634                                    Preferred     1,330,000     1,330,000     1,330,000     33.3%
Fredericksburg, Virginia
5% Stockholder

Reli-Communications(1)                             Common     2,668,711     2,668,711     2,668,711     5.3%
9813 Godwin Drive                               Preferred           -0-           -0-           -0-       *
Manassas, Virginia
5% Stockholder

Dr. G. Michael Swor                                Common     6,494,445     6,494,445     6,494,445     12.8%
4807 Higel Avenue                               Preferred           -0-           -0-           -0-       *
Sarasota, Florida  34242
5% Stockholder

All Directors and Officers as a Group              Common     7,369,464     7,369,464     7,369,464     14.5%
(2 Persons)                                     Preferred     2,660,000     2,660,000     2,660,000     66.6%

Item 12. Certain Relationships and Related Transactions

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

        At December 31, 2003, the Company was indebted to Dr. Michael Swor for
$41,563 of advances he made on behalf of the Company that bear interest at the fixed rate of 10% per annum that are due on demand. In addition, the Company is indebted to Dr. Swor in the amount of $76,700for working capital advances. These advances are non-interest bearing and due on demand.

        From September 30, 2001 to May 31, 2002, Reli-Communications, Inc. invested
$201,716 in the Company in exchange for which the Company issued 6,723,858 shares of its common stock.

        As of December 31, 2003, the Company had accrued compensation to former employees, exclusive of officers, in the amount of $30,000, and to officers and former officers listed in the summary compensation table of $405,833, as set forth below:

              Name                          Amount
         G. Michael Swor                  $ 83,333
         Tim Novak                        $192,500
         R. Paul Gray                     $130,000

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Item No.          Description

2.1     Agreement and Plan of Merger and Reorganization between Surgical
        Safety Products, Inc., OIX, Inc. and C5 Health Inc dated September 15,
        2001 effective October 26, 2001 [14]

3.1     Certificate of Incorporation of Sheffeld Acres Inc. filed May 7, 1993
        [1]

3.2     Certificate of Merger of Power 3 Medical Products, Inc. into Sheffeld
        Acres Inc. filed February 8, 1995 [1]

3.3     Certificate of Amendment of the Certificate of Incorporation of
        Power 3 Medical Products, Inc. f/k/a Sheffeld Acres Inc. filed May 1,
        1998 [1]

3.4     Certificate of Amendment of the Certificate of Incorporation of
        Power 3 Medical Products, Inc. f/k/a Sheffeld Acres Inc. filed March
        20, 2000 [7]

3.5     Bylaws of Power 3 Medical Products, Inc. [2]

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

16.5    Letter dated January 7, 2002 from Kerkering, Barbario & Co., PA to the
        SEC. [19]

31.1    Certification of Power 3 Medical Product, Inc. Chief Executive
        Officer, Timothy Novak, pursuant to Section 302 of the Sarbanes-Oxley
        Act of 2002.

31.2    Certification of Power 3 Medical Product, Inc. Chief Financial
        Officer, R. Paul Gray, pursuant to Section 302 of the Sarbanes-Oxley
        Act of 2002.

32.1    Certification of Power 3 Medical Product, Inc. Chief Executive
        Officer, Timothy Novak, pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002.

32.2    Certification of Power 3 Medical Product, Inc. Chief Financial
        Officer, R. Paul Gray, pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002.

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

        (b) Reports on Form 8K

        No reports on Form 8K were filed during the last quarter of the year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

The following table sets forth the amount of fees billed by the Company's independent accountants for the year ended December 31, 2003 and the year ended
December 31, 2002:

                                  2002                    2003

      Audit Related Fees:       $12,100                 $10,000
      Tax Fees:                       -                 $     -
      All Other Fees:           $     -                 $     -

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

                       Power 3 Medical Products, Inc. (Registrant)

Date:April 14,  2004   By: /s/ Timothy Novak
                          Timothy Novak
                          Chairman and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                        Date

/s/ R. Paul Gray         Director, Secretary, Treasurer     April 14, 2004
R.  Paul Gray              and Chief Financial Officer

/s/ Timothy Novak          Chairman and Chief                 April 14, 2004
Timothy Novak              Executive Officer