Form 10KSB/A
period 2003-12-31
POWER 3 MEDICAL PRODUCTS INC
filed 2004-05-12
CIK 1063530

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

                                       (i)

        The number of shares outstanding of the registrant's common stock, par value .001 per share, as of March 26, 2004 was 8,443,563 shares. The number of shares outstanding of the registrant's preferred series A stock, par value .001 per share, as of March 26, 2004 was 3,870,000 shares which is equivalent to
38,700,000 shares of common stock on a fully diluted basis.

                                       (ii)

                                TABLE OF CONTENTS

PART I

Item 1. Description of Business                                         1
Item 2. Description of Property                                         6
Item 3. Legal Proceedings                                               6
Item 4. Submission of Matters to a Vote of Security Holders             7

PART II

Item 5. Market for Common Equity and Related Shareholder Matters        7
Item 6. Management's Discussion and Analysis or Plan of Operation       8
Item 7. Consolidated Financial Statements                               13
Item 8. Changes and Disagreements with Accountants on Accounting And
        Financial Disclosure                                            28
Item 8a. Controls and Procedures                                        28

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act               28
Item 10. Executive Compensation                                         30
Item 11. Security Ownership of Certain Beneficial Owners and
         Management                                                     33
Item 12. Certain Relationships and Related Transactions                 34
Item 13. Exhibits and Reports on Form 8K                                35
Item 14. Principal Accountant Fees and Services                         37

SIGNATURES                                                              38

                                      (iii)

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

General

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
Power3 Medical, Inc. was formed on March 31, 2003 for the purpose of re-domiciling the Company in the State of Nevada but this proposed transaction was not executed and the subsidiary remains inactive.

        Business of Issuer

        The Company's overall mission is the research, development, production and distribution of innovative products and services for healthcare. In the last several years, the Company had maintained several operating divisions to encompass their various products and services. These included an Information
Systems Division and Medical Products Division. These are no longer distinct divisions, as most of the products are no longer considered commercially viable by management and do not presently generate significant revenue. The only product currently offered by thr Company is the SutureMate(R) surgical safety device as discussed below.

        The Company's business strategy, which is dependent upon obtaining sufficient additional financing, is to enhance the commercialization of its existing product and to aggresively look for appropriate product and company acquisitions. The Company remains committed to providing innovative products and services within the healthcare industry.

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

        The SutureMate(R) surgical safety device was re-designed in late 1998 and has been re-released since demand has increased due to statutory changes relating to needlestick injuries. Legislation has been adopted at both the federal and state level that requires the adoption of procedures and materials to minimize the risk to healthcare workers from accidental needle sticks. An overview of state needle safety legislation can be viewed at
www.cdc.gov/niosh/ndl-law.html. This legislation essentially requires state agencies with employees at risk to implement needleless systems and sharps with engineered sharps injury protection in order to prevent the spread of bloodborne pathogens in the workplace.

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

        On Feb 13, 2001, the Company announced an agreement with DeRoyal
Industries, Inc. ("DeRoyal") to distribute the SutureMate(R) surgical safety device worldwide. DeRoyal is the largest privately held healthcare supplier of safety devices with over 250 sales representatives worldwide. Formed in 1973,
DeRoyal is a international, vertically-integrated supplier of institutional and consumer healthcare products and services, with 27 subsidiaries and affiliates in seven states (California, Florida, Georgia, Oklahoma, South Carolina,
Tennessee, and Virginia) and ten countries (Canada, Costa Rica, England,
Estonia, Germany, Ireland, Italy, the Netherlands, Sweden and the United
States). DeRoyal's four business units, Acute Care, Patient Care, Wound Care and
OEM (original equipment manufacturer) produce more than 25,000 products, including: rehabilitation and therapy products, sports medicine supports, orthopedic bracing and supports, fiberglass and plaster casting; wound care dressings; unitized surgical delivery systems; surgical accessories; neonatal, labor and delivery products; angiographic, endoscopic, anesthesia and temperature monitoring products; as well as manufacturing services in plastics, textiles, electrical manufacturing, converting and sterilization. DeRoyal introduced the re-designated SutureMate(R) surgical safety device at the national convention of the Association of Operating Room Nurses (AORN), a
national association of operating room nursing professionals, in March 2001, and placed an order for 8,000 units for which the Company was paid when it made delivery in May 2001. DeRoyal carries the SutureMate(R) surgical safety device in its surgical safety accessory line, which is being highly promoted in the current environment of bloodborne pathogen concern and increased safety legislation. The Company received orders for approximately 20,000 SutureMate(R)
surgical safety devices in 2003 and approximately 10,000 units in the 1st quarter of 2004.

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

Competition

        There is intense competition in the markets in which the Company engages in business based upon price, availability and technical innovation. In addition, surgical aides and other safety devices must compete against the perception of convenience and cost of unaided and unprotected procedures. The Company believes that there is relatively little direct competition for the SutureMate surgical safety device from other one-handed suturing devices, some of which have greater financial resources than the Company, could undertake to develop competitive products.

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

Patents, Copyrights and Trademarks

        Patents are significant to the conduct of the Company's business. The
Company owns four patents on two products: U. S. Patent No. 4,969,893 issued on
November 13, 1990, U. S. Patent No.'s Des. 353,672 issued on December 20, 1994 and U.S. Patent No. 5,385,569 issued on January 31, 1995, each for the
SutureMate(R) surgical safety device; and United States Patent No. 5,364,375 issued on November 15, 1994 for the ProstasertTM insert device. Dr. Michael Swor was the inventor of both devices and originally secured the patents, which he later assigned to the Company in exchange for stock.

        On June 1, 1998, the Company filed for two patent applications on the
OASiSTM system, which includes propriety aspects of the software, algorithms and reports, as well as the inservice training modules, which are owned by the
Company. Neither of these patents have been issued to date and the applications are still pending.

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

        On January 30, 1998, the Company entered into an agreement with Sarasota
Memorial Hospital (the "Provider") in which the Provider was to perform clinical testing of ten surgical or medical products submitted by the Company. The agreement, which has been personally guaranteed by Dr. Michael Swor, the
Company's predecessor CEO, expired on January 30, 2003 and required the Company to pay the Provider a fixed amount of $25,000 for each of the ten studies. The agreement further provided that the Company was obligated to pay the $250,000 even if the Company elected to forego having the Provider perform the clinical testing. The Company did not submit any products for clinical testing during the term of the agreement and/or pay any amounts due under this arrangement. For various reasons, the Provider has effectively agreed to waive their rights under the agreement provided that the Company enter into a new profit participation agreement with the Company under which the Provider would receive no less than
$250,000 within a four year period commencing on the date of such agreement and makes an immediate payment of $50,000 to the Provider. As a result thereof, the
Company has recorded a $50,000 liability as of December 31, 2002, which amount represents the probable amount of the liability existing at such time, as well as at December 31, 2003. If the Company elects to enter a new profit participation agreement, the new agreement is expected to retain the existing personal guaranty of the Company's previous CEO.

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

        Dividends

        The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. There are no limitations on the ability of the Company to declare dividends; except those set forth in New York Statute.510, which prohibits dividends if the
Company is insolvent or would be made insolvent by the declaration of a dividend and all dividends must be made out of surplus only.

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

        Since inception through December 31, 2003, the Company has an accumulated deficit of approximately $9,445,400. During 2003 and 2002, the Company was
relatively inactive as it sought a merger partner. Moreover, the Company expects to continue to incur operating losses through at least December 31, 2005, and there can be no assurance that losses will not continue after such date.

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

Results of Operations - Full Fiscal Years

Revenues

        To date, the Company has derived substantially all of its revenues from sales of the SutureMate(R) surgical safety device to a single distributor,
DeRoyal Medical. Total revenues for the year ended December 31, 2003 ("Fiscal
2003") were $45,874 compared to $18,536 for the year ended December 31, 2002
("Fiscal 2002").

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

Gross Profits

        Gross profits for Fiscal 2002 were $9,175 compared to $24,601 for Fiscal
2003 as a result of increased sales. The gross profit percentages for the respective years ended 2002 and 2003 remained relatively stable at 49% and 54%.
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

        General and Administrative: These expenses consist primarily of salaries, contract labor and other expenses for management, information technology ("IT"), finance and accounting, legal and other professional services including ongoing expenses as a publicly owned Company related to such items as legal and accounting expenses. For Fiscal 2003 and Fiscal 2002, general and administrative expenses were $558,657 and $551,648, respectively. The small change is a result of operations and employees remaining stable in 2003 and 2002 as the Company focused on restructuring its operations. The Company expects general and administrative expenses to increase in absolute dollars in 2004 as compared to
2003, as the Company continues to expand its operations.

        Stock based compensation - preferred stock - The Company recorded
$1,695,000 of non-cash compensation expense as a result of the issuance of preferred shares. The transaction was recorded in the fourth quarter of the
Company's fiscal year based on the value of the Company's stock immediately after the stock split that ocurred in September 2003.

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

        Operating activities used net cash of $170,499 and $135,202 in Fiscal 2003 and Fiscal 2002, respectively. These net cash outflows were funded by cash received from financing activities of $171,000 and $127,000, respectively in
2003 and 2002.

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
                         December 31, 2003 and 2002 and
                          Independent Auditors' Report

                         POWER 3 MEDICAL PRODUCTS, INC.

                                TABLE OF CONTENTS

________________________________________________________________________________

                                                                     Page

Independent Auditors' Report                                          15

Consolidated Balance Sheet as of December 31, 2003                    16

Consolidated Statements of Operations for the years ended
    December 31, 2003 and 2002                                        17

Consolidated Statements of Stockholders' Deficit for the years ended
    December 31, 2003 and 2002                                        18

Consolidated Statements of Cash Flows for the years ended
    December 31, 2003 and 2002                                        19

Notes to Consolidated Financial Statements                            20

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

                         POWER 3 MEDICAL PRODUCTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
_____________________________________________________________________________________________________________________________________________

                                                                                                          Common         Additional
                                                      Preferred Stock           Common Stock              Stock          Paid-in
                                                    Shares        Amount    Shares        Amounts       Subscribed       Capital          Deficit

    BALANCES, DECEMBER 31, 2001                           -           -      846,482      $     846      $   3,507     $  4,811,323     $ (6,881,062)

    Conversion of other convertible
       notes payable to common stock                      -           -       16,871             17              -          361,319                -
    Common stock subscriptions                            -           -            -              -          3,216           93,284                -
    Reversal of related party debt                        -           -            -              -              -        1,043,436                -
    Issuance of common stock
      Subscribed                                          -           -      134,477            134         (6,723)           6,589                -
    Net loss for the year                                 -           -            -              -              -                -         (719,819)

    BALANCES, DECEMBER 31, 2002                           -           -      997,830            997              -        6,315,951       (7,600,881)
    Issuance of preferred stock for cash and
     conversion of accrued payroll                3,990,000       3,990            -              -              -        1,991,010
    Issuance of common stock for
       services rendered                                  -           -      100,000            100              -           37,400                -
    Conversion of convertible notes
       payable to common stock                            -           -       95,000             95              -           27,405                -
     Conversion of other note payable to
        common stock                                      -           -       50,000             50              -           12,450                -
    Common stock subscriptions                            -           -            -              -            300           89,700                -
    Conversion of preferred
       stock                                       (120,000)       (120)   1,200,000          1,200              -           (1,080)               -
    Net loss for the year                                 -           -            -              -              -                -         (150,496)

    BALANCES, DECEMBER 31, 2003                   3,870,000     $ 3,870    2,442,830      $   2,442      $     300     $  8,472,836     $ (9,446,377)
                                                  ==========    ========  ===========     ==========     ==========    =============    =============
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

At December 31, 2003, notes payable - related party consists of three unsecured promissory notes due to a former officer ($9,500), a former officer's spouse
($25,000) and a preferred stockholder ($20,000) totaling $54,500. The notes, which are in default as of December 31, 2003, bear interest at fixed rates between
10% and 12% per annum. Total interest incurred under these notes approximated
$5,500 and $3,650 for the years ended December 31, 2003 and 2002, respectively.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        with Section 16(a) of the Exchange Act

        (a) Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

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

Audit Committee of the Board of Directors

        The Company has not established an audit committee of the Board of
Directors because of the limited number of directors presently serving. All of the functions of the audit committee of the Board of Directors are performed by the full Board of Directors, none of whom are independent. Neither Mr. Novak nor
Mr. Gray act as an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely upon a review of the Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) and the written representation of the officers and directors that no Form 5 was required, no Director, Officer,
Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Code of Ethics

        The Board of Directors of the Company adopted a Code of Ethics in the form filed with the Securities and Exchange Commission.

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

                                                                Amount and
                                                      Nature of Beneficial Ownership

                                                             Amount and Nature         Percent
            Name and Address of                 Title of       of Beneficial              of
            Beneficial Owner                    Class      Ownership fully diluted       Class (1)

Timothy S. Novak,                              Common and       13,408,849               32.6%
7216 River Club Blvd.                          Preferred
Bradenton, FL 34202
Director and CEO

R. Paul Gray                                   Common and       13,338,541               32.4%
43389 Deepspring Court                         Preferred
Ashburn, VA 20147
Director and CFO

Jerry W. Leonard                               Common and       13,469,684               32.7%
P.O. Box 634                                   Preferred
Fredericksburg, Virginia
5% Stockholder

All Directors and Officers as a Group                           26,747,390               65.0%
(2 Persons)

(1) The percentages are based upon shares of common stock fully diluted totaling 41,143,563 at December 31, 2003.

Item 12. Certain Relationships and Related Transactions

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

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Item No.          Description

2.1     Agreement and Plan of Merger and Reorganization between Surgical
        Safety Products, Inc., OIX, Inc. and C5 Health Inc dated September 15,
        2001 effective October 26, 2001 [5]

3.1     Certificate of Incorporation of Sheffeld Acres Inc. filed May 7, 1993
        [1]

3.2     Certificate of Merger of Power 3 Medical Products, Inc. into Sheffeld
        Acres Inc. filed February 8, 1995 [1]

3.3     Certificate of Amendment of the Certificate of Incorporation of
        Power 3 Medical Products, Inc. f/k/a Sheffeld Acres Inc. filed May 1,
        1998 [1]

3.4     Certificate of Amendment of the Certificate of Incorporation of
        Power 3 Medical Products, Inc. f/k/a Sheffeld Acres Inc. filed February
        29, 2000 [3]

3.5     Bylaws of Power 3 Medical Products, Inc. [2]

4.1     Certificate of Designations of Series A Preferred Stock [13]

10.1*   DeRoyal Industries, Inc. Agreement dated 2001

10.2    Secured Promissory Note to Millennium dated May 22, 2001 [11]

10.3    Extension Agreement of Millennium August 1, 2001 [11]

10.4    Secured Promissory Note to Millennium dated August 1, 2001 [11]

10.5    Letter Agreement from Millennium extending May and August 2001
        Notes to December 31, 2002 [11]

10.6    Form of Unsecured Promissory Note due to Mr. Novak and Mr. Gray [11]

10.7    Letter Agreement from Mr. Novak extending due date of Unsecured
        Promissory Note to December 31, 2002 [11]

10.8    Letter Agreement from Mr. Gray extending due date of Unsecured
        Promissory Note to December 31, 2002 [11]

10.9    Employee Agreement for Timothy Novak dated August 12, 2002. [14]

10.10   Employee Agreement for R. Paul Gray dated August 12, 2002. [14]

16.1    Letter on change of certifying accountant pursuant to Regulation SK
        Section 304(a)(3) [8]

16.2    Letter on change of certifying accountant pursuant to Regulation SK
        Section 304(a)(3) [9]

16.3    Letter dated November 16, 2001 from Kerkering, Barbario & Co, PA to the SEC [10]

16.4    Letter dated November 22, 2001 from Kerkering, Barbario & Co, PA to the SEC [10]

16.5    Letter dated January 7, 2002 from Kerkering, Barbario & Co., PA to the
        SEC. [12]

31.1*   Certification of Power 3 Medical Product, Inc. Chief Executive
        Officer, Timothy Novak, pursuant to Section 302 of the Sarbanes-Oxley
        Act of 2002.

31.2*   Certification of Power 3 Medical Product, Inc. Chief Financial
        Officer, R. Paul Gray, pursuant to Section 302 of the Sarbanes-Oxley
        Act of 2002.

32.1*   Certification of Power 3 Medical Product, Inc. Chief Executive
        Officer, Timothy Novak, pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002.

32.2*   Certification of Power 3 Medical Product, Inc. Chief Financial
        Officer, R. Paul Gray, pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002.
________________

* Filed herewith

[1]     Previously filed with the Company's Form 10SB on September 28, 1998.

[2]     Previously filed with the Company's Amendment No. 1 to Form 10SB on
        April 6, 1999.

[3]     Previously filed with the Company's Form S-3 on March 2, 2000.

[4]     Previously filed with the Company's Form 10KSB for the fiscal year ended
        December 31, 2000.

[5]     Previously filed with the Company's Form 8K on August 15, 2001.

[6]     Previously filed with the Company's Form 10QSB for the Quarter ended
        September 30, 2001.

[7]     Previously filed with the Company's Form 8K on October 4, 2001.

[8]     Previously filed with the Company's Form 8K on November 16, 2001.

[9]     Previously filed with the Company's Form 8K/A on November 21, 2001.

[10]    Previously filed with the Company's Form 8K on November 29, 2001.

[11]    Previously filed with the Company's Form 10KSB for fiscal year ended
        December 31, 2001.

[12]    Previously filed with the Company's Form 8K on May 9, 2002.

[13]    Previously filed with the Company's Form 8K on April 8, 2003.

[14]    Previously filed with the Company's Form 10KSB for the fiscal year ended
        December 31, 2002.

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

