Form 10QSB
period 2004-03-31
POWER 3 MEDICAL PRODUCTS INC
filed 2004-05-14
CIK 1063530

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

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

                          Common Stock, $.001 par value
                                (Title of class)

        The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of March 31, 2004 was 8,442,830 shares. The number of shares outstanding of the registrant's preferred series A stock, par value $.001 per share, as of March 31, 2004 was 3,870,000 share which is equivalent to
38,700,000 common stock on fully diluted basis.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

Part I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet                          4

        Condensed Consolidated Statements of Operations               5

        Condensed Consolidated Statements of Cash Flows               6

        Notes to Consolidated Financial Statements                    7

Item 2. Management's Discussion and Analysis of Financial             10
        Condition and Results of Operations

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                             12

Item 2. Changes in Securities                                         13

Item 3. Defaults Upon Senior Securities                               13

Item 4. Submission of Matters to a Vote of Security Holders           13

Item 5. Controls and Procedures                                       13

Item 6. Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                            14

CERTIFICATIONS                                                        15

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

Item 1. Financial Statements

                         Power 3 Medical Products, Inc.

                      Condensed Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
   Cash                                                       $       105
   Accounts receivable (net of allowance for doubtful
    accounts of $0.00)                                                971
     Total current assets                                           1,076

TOTAL ASSETS                                                  $     1,076
                                                              ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued and other liabilities          $   860,463
  Stockholder advances                                            123,263
  Notes payable - related party                                    54,500
  Other notes payable                                              25,000
      Total current liabilities                                 1,063,226

STOCKHOLDERS' DEFICIT:
  Series A Preferred stock, $.001 par value, 50,000,000
   shares authorized; 3,870,000 shares issued and
   outstanding with a liquidation value of $387,000.                3,870
  Common stock, $.001 par value, 150,000,000 shares
   authorized; 8,442,830 shares issued and outstanding              8,442
  Common stock subscribed (505,110 shares)                            505
  Additional paid-in capital                                    9,428,163
  Deferred stock compensation                                    (675,000)
  Deficit                                                      (9,828,130)
       Total stockholders' deficit                             (1,062,150)

Total                                                         $     1,076
                                                              ============
________________________________________________________________________________

See the accompanying notes to the consolidated financial statements.

                         Power 3 Medical Products, Inc.

                 Condensed Consolidated Statements Of Operations
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
________________________________________________________________________________

                                            Three             Three
                                        Months Ended      Months Ended
                                       March 31, 2004    March 31, 2003

Revenues                                 $   11,491       $     10,733

Costs and expenses:
   Costs of revenues earned                   5,173              4,750
   Interest                                   1,514              2,988
   Stock based compensation                 225,000                  -
   Other operating expenses                 161,557             89,813
      Total expenses                        393,244             97,551

NET LOSS                                 $ (381,753)      $    (86,818)
                                         ===========      =============

Per share information - basic and
  fully diluted                          $     (.05)      $      (0.00)
                                         ===========      =============

Weighted average shares outstanding-
  basic and diluted                       7,453,800          1,012,830
                                         ===========      =============

________________________________________________________________________________

See the accompanying notes to the consolidated financial statements.

                         Power 3 Medical Products, Inc.

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
________________________________________________________________________________

                                                        2004           2003
Cash flows from operating activities-
  Net cash (used in) operating activities           $  (56,976)    $  (22,420)

Cash flows from financing activities-
  Net cash provided by financing activities             56,533         90,000

Increase (decrease) in cash and cash equivalents          (443)        67,580

Cash , beginning of period                                 548             47

Cash, end of period                                 $      105     $   67,627
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of accrued payroll to preferred stock    $        -     $  200,000
                                                    ===========    ===========
Conversion of convertible notes payable to equity   $        -     $    7,500
                                                    ===========    ===========
________________________________________________________________________________

See the accompanying notes to the consolidated financial statements.

                         POWER 3 MEDICAL PRODUCTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
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

The accompanying 2004 consolidated financial statements include the accounts of
Power 3 Medical Products, Inc., and its wholly owned subsidiary - Power3
Medical, Inc. (collectively, the "Company"). C5 Health, Inc. is not included in the March 31, 2004 consolidated financial statements as it was dissolved effective December 31, 2003. All inter-company transactions and balances have been eliminated in consolidation. The Company, which had limited business activity in 2004 and 2003, is engaged in product development, sales and distribution and services for the healthcare industry.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of
December 31, 2003 and for the two years ended December 31, 2003 and 2002, including notes thereto included in the Company's December 31, 2003 Form 10-KSB.

On September 12, 2003, Surgical Safety Products, Inc. amended its Certificate of
Incorporation to (a) declare a 1:50 reverse split of it common stock (b)
increase the authorized capital to 150,000,000 shares of common stock and
50,000,000 shares of preferred stock, and (c) change its name to Power 3 Medical
Products, Inc. This stock split, which reduced the then outstanding number of common shares from 50,641,501 to 1,012,830, did not impact and/or reduce the number of shares that may be issued as a result of the conversion of the outstanding preferred shares. The par value of the common stock remained the same at $.001 per share. All references to the number of shares in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the stock split as if it occurred on January 1, 2003.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations and has stockholders' and working capital deficits of $1,062,150 at
March 31, 2004. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan and the successful integration of an operating business. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. Management's plans include searching for an appropriate merger and/or acquisition target. In the interim, management will attempt to fund operations by raising debt or equity capital through borrowings and/or private placements. However, there is no assurance that the
Company will be successful in their efforts to raise capital and/or to locate a suitable merger or acquisition target, or that such merger or acquisition can be accomplished on acceptable terms. These factors, among others, indicate that the
Company may be unable to continue as a going concern for a reasonable period of time.

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

At March 31, 2004, the Company has net operating loss carryforwards for income tax purposes of approximately $5,932,000 These net operating loss carryforwards expire at various times through the period ended March 31, 2024, however because the Company has experienced changes in control and incurred significant operating losses, utilization of the income tax loss carryforwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying consolidated balance sheet because the Company established a valuation allowance to fully reserve such assets as their realization did not meet the required asset recognition standard established by SFAS 109. At March 31, 2004, the
Company did not have any significant temporary

The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes due to the effect of the net operating loss.

(4) Related Party Transactions

At March 31, 2004, $81,700 of the stockholder advances in the consolidated balance sheet are non-interest bearing and $41,563 bear interest at a fixed rate of 10% per annum. All of the advances are unsecured and due on demand.

On July 1, 2003, the Company entered a consulting arrangement with one of the holders of Series A Preferred Stock to provide strategic and corporate development services on behalf of the Company. This arrangement is on a month to month basis and is for $10,000 per month (resulting in first quarter 2004 expense of $30,000). At March 31, 2004, $90,000 was unpaid and due under this arrangement. This amount is included in accounts payable and accrued and other liabilities.

In addition to the above, at March 31, 2004, accounts payable and accrued and other liabilities included other amounts owed to officers, directors and other affiliates of approximately $553,000.

At March 31, 2004, notes payable - related party consists of three unsecured promissory notes due to a former officer ($9,500), a former officer's spouse
($25,000) and a preferred stockholder ($20,000) totaling $54,500. The notes, which are in default, bear interest at fixed rates between 10% and 12% per annum.

(5) Stockholders Deficit

The Company issued 6,000,000 shares of common stock to consultants during the quarter ended March 31, 2004 for services rendered and to be rendered for the remainder of the current fiscal year. As a result, the Company will record total stock based compensation of $900,000 during the term of the agreement, which amount was based on the number, and fair value, of shares issued. At March 31,
2004, $225,000 of this amount has been charged to operations; the remaining amount of $675,000 has been reflected as deferred stock compensation and will be amortized to expense during the final three quarters of 2004.

Also during the quarter ended March 31, 2004 the Company received $61,533 from an investor for the purchase of 205,110 restricted common shares. These shares were issued subsequent to March 31, 2004; accordingly the par value of the related shares has been reflected as common stock subscribed at March 31, 2004.

(6) Subsequent Event

In April 2004, the Company entered a one year "technology transfer agreement"
with an unrelated consulting firm. As consideration for services to be performed over the term of the agreement, the Company issued 240,000 shares of its restricted common stock. The shares vest ratably over the term of the agreement and may be canceled by either party upon ninety days notice. As a result of this agreement, the Company will recognize certain stock based consulting expenses in
2004 and 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations

Overview

        The Company's (PWRM: OTCBB) overall mission is the research, development, production and distribution of innovative products and services for healthcare.
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

        The Company was relatively inactive during much of 2003 and the first quarter of 2004 as it sought a merger partner and working capital to carry out its business plan. The Company currently has a single product, which accounts for all of its revenue generating operations. This product, the
SutureMate(R)surgical safety device, a patented, disposable, surgical assist device, was initially introduced in 1993. The SutureMate(R)surgical safety device allows the surgeon to use a safer, more efficient method of surgical stitching and has features to prevent accidental needle sticks and assist in finishing surgical sutures with one hand, including a foam needle-cushion and a suture-cutting slot. The Company expects to automate the manufacture of the
SutureMate(R) surgical safety device if sales volume can be increased to economic levels.

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

Corporate Developments

        In February 2004, the Company's board of directors authorized and approved the removal of the redeemable feature on the Company's Series A Preferred Stock, which was issued in 2003.

        In January 2004, the Company's Board of Directors approved the 2004
Directors, Officers and Consultants Stock Option, Stock Warrant, and Stock Award
Plan (the 2004 Plan). Pursuant to the 2004 Plan, initially 10,000,000 shares of common stock, warrants, options, preferred stock or any combination thereof may be optioned. After the grant of any option, warrant or share of preferred stock, the number of shares that may be optioned under the 2004 Plan will be increased.
The number of shares of such increase shall be an amount such that immediately following such increase, the total number of shares issuable under this plan and reserved for issuance upon exercise of options, warrants, or conversion of shares of preferred stock will equal 15% of the total number of issued and outstanding shares of the Company's common stock.

Effective January 16, 2004, the Company issued 6,000,000 shares of its common stock to three consultants as consideration for their advice and consultation on certain business and financial matters during the year ended December 31, 2004.
Because the Company's common stock had a value of $.15 per share on the date the agreements were entered, the Company has recognized $225,000 of stock based consulting expenses in the first quarter of fiscal 2004 (or 25% of the total anticipated stock based consulting expense for 2004 arising from these issuances)

In addition, on such date, the Company issued 2,000,000 warrants entitling the holder to purchase shares of the Company's common stock for various prices.
However these warrants, and the related rights, were subsequently rescinded and canceled.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

        Revenues for the quarter ended March 31, 2004 were $11,491 compared to
$10,733 for the same period last year, an increase of $758. The increase is attributable to an increase in sales of the SutureMate(R)surgical safety device during the first quarter of 2004.

        Interest expense decreased by $1,474 to $1,514 for the quarter ended March
31, 2004 compared to $2,988 for the same period last year. The decrease resulted primarily because certain debt was converted to equity in December 2003, and certain other debt was considered extinguished as of December 31, 2003.

        Stock compensation increased to $225,000 for the quarter ended March 31,
2004 as compared to $0 for the same period last year. The increase is a result of the issuance of shares to consultants during the first quarter of 2004.

        Other operating expenses increased by $71,744 to $161,557 for the quarter ended March 31, 2004 compared to $89,813 for the same period last year. This increase is mainly due to increased payroll accruals and an increase in consulting expenses.

        Net loss for the quarter ended March 31, 2004 was $381,753 compared to
$86,818 for the same period last year.

Liquidity and Capital Resources

        As of March 31, 2004 the Company has minimal cash and other current assets.
In addition it has a stockholders' deficit of $1,062,150 as of March 31, 2004.

        The Company's sole source of funding during the first quarter of 2004 was from an investment of $61,533 in restricted shares of common stock.

        Based on its current operating plan, the Company does not believe its existing resources together with cash generated from operations will be sufficient to satisfy the Company's contemplated working capital requirements for the next fiscal year. The Company anticipates that it will need to raise capital through the sale of equity interests or borrow funds to sustain its operations. The Company has no agreements, commitments or understandings with respect to such debt or equity financing at this time.

        The Company has no commitments for capital expenditures at this time.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        On March 25, 2002, the Company agreed to pay IBM $20,000 on or before May
31, 2002 as settlement for certain litigation. The settlement was predicated on the Company paying this amount by May 31, 2002. However, the Company was unable to pay these funds, and as such, the settlement amount was increased to $100,000 plus interest commencing June 1, 2002. The Company believes that this settlement was in the best interest of the Company and its shareholders as it minimized the potential exposure should the Company have been unsuccessful at trial. The
Company charged the additional $80,000 due to the vendor to operations during
2002. The total liability of $100,000 remains in accounts payable and accrued and other liabilities in the accompanying consolidated balance sheet as of March
31, 2004.

        On January 30, 1998, the Company entered into an agreement with a health care provider (the "Provider") in which the Provider was to perform clinical testing of ten surgical or medical products submitted by the Company. The agreement, which was personally guaranteed by the Company's predecessor CEO, expired on
January 30, 2003 and required the Company to pay the Provider a fixed amount of
$25,000 for each of the ten studies. The agreement further provided that the
Company was obligated to pay the $250,000 even if the Company elected to forego having the Provider perform the clinical testing. The Company did not submit any products for clinical testing during the term of the agreement and/or pay any amounts due under this arrangement. For various reasons, the Provider has effectively agreed to waive their rights under the agreement provided that the
Company either (1) enters into a new profit participation agreement with the
Company under which the Provider would receive no less than $250,000 within a four year period commencing on the date of such agreement or (2) makes an immediate payment of $50,000 to the Provider. As a result thereof, the Company has recorded a $50,000 liability as of December 31, 2002, which amount represents the probable amount of the liability existing at such time, as well as at March 31, 2004. If the Company elects to enter a new profit participation agreement, the new agreement is expected to retain the existing personal guaranty of the Company's previous CEO. Neither the Company nor the
Provider has filed any litigation relating to this contract.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to the security holders for a vote during the quarter ended March 31, 2004.

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

                                  Power 3 Medical Products, Inc. (Registrant)

Date: May 14, 2004                By: /s/ Timothy Novak
                                      Timothy Novak
                                      Chairman and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                  Title                             Date

/s/ Timothy Novak          Chairman and Chief                May 14, 2004
Timothy Novak              Executive Officer

/s/ R. Paul Gray           Director, Secretary, Treasurer    May 14, 2004
R.  Paul Gray              and Chief Financial Officer

