Form 10QSB
period 2004-06-30
POWER 3 MEDICAL PRODUCTS INC
filed 2004-08-18
CIK 1063530

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

        For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

        For the transition period from _______________ to ________________

        Commission file no. 0-24921

                          Power3 Medical Products, Inc.
                 (Name of small business issuer in its charter)

         New York                                        65-0565144
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

3400 Research Forest Drive
Woodlands, Texas                                           77381
(Address of principal executive offices)                 (Zip Code)

                                 (281) 466-1600
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)

        As of August 15, 2004, there were 52,422,930 shares of voting common stock of the registrant issued and outstanding. In addition, there are 15,000,000 shares that are pending issuance to Advanced Bio/Chem, Inc. (the "Predecessor")
The registrant also has 3,780,000 shares of Series A Preferred Stock outstanding and 3,000,000 shares of Series B Preferred Stock outstanding.

        Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

Part I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet                           4

        Condensed Consolidated Statements of Operations                5

        Condensed Consolidated Statements of Cash Flows                6

        Notes to Condensed Consolidated Financial Statements           7

Item 2. Management's Discussion and Analysis of Financial              11
        Condition and Results of Operations

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                              18

Item 2. Changes in Securities                                          19

Item 3. Defaults Upon Senior Securities                                20

Item 4. Submission of Matters to a Vote of Security Holders            20

Item 5. Controls and Procedures                                        20

Item 6. Exhibits and Reports on Form 8-K                               20

SIGNATURES                                                             21

                          PART I. FINANCIAL INFORMATION

This Report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies, and predictions of Power3 Medical
Products, Inc. or its management with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,
as amended. These statements are usually identified by the use of words such as
"believes," "will," "anticipates," "estimates," "expects," "projects," "plans,"
"intends," "should," "could," or similar expressions. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of Power3
Medical Products, Inc.'s stock price, development by competitors of new or competitive products or services, the entry into the market by new competitors, the sufficiency of Power3 Medical Products, Inc.'s working capital and the ability of Power3 Medical Products, Inc. to retain management, to implement its business strategy, to assimilate and integrate any acquisitions, to retain customers or attract customers from other businesses and to successfully defend itself in ongoing and future litigation. Although Power3 Medical Products, Inc.
believes that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such information should not be regarded as a representation by Power3 Medical Products, Inc. or any other person that the objectives and plans of Power3 Medical Products, Inc. will be achieved. Except for its ongoing obligation to disclose material information as required by the federal securities laws, Power3 Medical Products, Inc. undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. Accordingly, the reader should not rely on forward-looking statements, because they are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements

Item 1. Financial Statements

                          Power3 Medical Products, Inc.
                         ( A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                    30-Jun-04
                                   (Unaudited)

                                ASSETS
Current Assets:
  Cash                                                         $     83,877
  Accounts receivable (net of allowance for
    doubtful accounts of $0.00)                                      13,600
  Other current assets                                                7,853
    Total Current Assets                                            105,330

Furniture and equipment - net                                       119,001

Intangible assets - net                                              32,554

TOTAL ASSETS                                                   $    256,885
                                                               =============

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
  Accounts payable and accrued liabilities                     $    473,708
  Notes payable                                                      20,000
  Due to affiliate                                                   28,068
    Total Current Liabilities                                       521,776

Stockholders (Deficit):
   Preferred Class A Stock (par value of $.001)                       3,870
   Preferred Class B Stock (par value of $.001)                       3,000
   Common stock  (par value of $.001)                                67,423
   Common stock issuable  (par value of $.001)                      165,000
   Additional paid-in capital                                    36,986,024
   Deferred compensation                                           (512,500)
   Deficit accumulated during the development stage             (36,977,708)
    Total Stockholders' (Deficit)                                  (264,891)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                  $    256,885
                                                               =============

See the accompanying notes to the condensed consolidated financial statements.

                          Power3 Medical Products, Inc.
                         ( A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                     Power3 Medical
                                      Products, Inc.                                    Predecessor Business

                                     For the period
                                      May 18, 2004
                                        (date of       For the Period      For the Three      For the Period     For the Six
                                     acquisition) to   April 1, 2004 to     Months Ended    January 1, 2004 to   Months Ended
                                      June 30, 2004     May 17, 2004       June 30, 2003       May 17, 2004     June 30, 2003

Revenues                              $     13,600      $      3,525        $    55,240       $   141,362       $   191,794

Costs and expenses:
  Stock based compensation              36,772,500                 -                  -                 -                 -
  Interest                                       -             4,498             49,763            56,440            96,831
  Other selling, general and
    administrative expenses                218,808           168,285            334,221           333,942           528,406
Total costs and expenses                36,991,308           172,783            383,984           390,382           625,237

Net (loss)                            $(36,977,708)     $   (169,258)       $  (328,744)      $  (249,020)      $  (433,443)
                                      =============     =============       ============      ============      ============

Per share information - basic
    and fully diluted

Net (loss) per share                  $      (0.55)     $      (0.01)       $     (0.05)      $     (0.02)      $     (0.06)
                                      =============     =============       ============      ============      ============

Weighted average shares outstanding     67,422,930        13,247,801          7,280,000        12,179,564         7,280,000
                                      =============     =============       ============      ============      ============

See the accompanying notes to the condensed consolidated financial statements.

                          Power3 Medical Products, Inc.
                         ( A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                     Power3 Medical
                                      Products, Inc.          Predecessor Business

                                     For the period
                                      May 18, 2004
                                        (date of         For the Period       For the Six
                                     acquisition) to   January 1, 2004 to     Months Ended
                                      June 30, 2004       May 17, 2004        June 30, 2003

Net cash provided by (used in)
  operating activities                $    4,000          $  (510,880)         $ (425,761)

Net cash provided by (used in)
  investing activities                   (15,220)              13,847               2,777

Net cash provided by financing
  activities                              95,000              508,430             471,980

Increase (decrease) in cash               83,780               11,397              48,996

Cash (cash overdraft), beginning
  of period                                   97               (7,498)             19,175

Cash, end of period                   $   83,877          $     3,899         $    68,171
                                      ===========         ============        ============

See the accompanying notes to the condensed consolidated financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

(1) Nature of operations and Basis of Presentation

Prior to May 18, 2004, Power 3 Medical Products, Inc. ("Power 3") formally known as Surgical Safety Products, was engaged in product development, sales and distribution and services for the healthcare industry. The Company had limited business activity during 2003 and 2002. Subsequent to the business combination on May 18, 2004 (as described below), the overall mission of Power3 was changed, whereby Power 3 is currently engaged in the early detection, monitoring, and targeting of diseases through the analysis of proteins. Power 3's business objective currently is to focus on disease diagnosis, protein and biomarkers identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases.

During the period April 1, 2004 to May 17, 2004, Power 3 had the following significant transactions:

        o On April 27, 2004, Power3 Medical Products, Inc issued 1,023,334 restricted common shares to Southbank Capital, Focus Partners, and UTEK Corporation.

        o On May 7, 2004, Power3 Medical Products, Inc authorized payment of $21,600 and issuance of 50,000 restricted common shares to Dr.
          Gray Bowen Swor in settlement of outstanding debts of $25,000.
          These restricted shares were issued on May 10, 2004

        o On May 7, 2004, Power3 Medical Products, Inc authorized payment of $25,533 and issuance of 250,000 restricted common shares to
          Dr. G Michael Swor in settlement of outstanding notes,
          shareholder advances and unpaid salary totaling $210,633. These restricted shares were issued on May 10, 2004

        o On May 15, 2004, Core Concepts, Inc. converted shareholder advances of $105,775 to Power3 Medical Products, Inc restricted common shares at a rate of $0.75 per common shares for a total of
          141,033 common shares. These restricted shares were issued on May
          17, 2004.

        o On May 17, 2004, Power3 Medical Products, Inc authorized issuance of 1,000,000 common shares to Emeritus Group LP for consulting services rendered. These shares were issued on May 27, 2004.

        o On May 17, 2004, Power3 Medical Products, Inc authorized issuance of 1,500,000 common shares to South Shore Harbor Group LP LLLP for consulting services rendered. These shares were issued on May
          27, 2004.

        o On May 17, 2004, Power3 Medical Products, Inc authorized issuance of 2,000,000 common shares to Arborerest Assets LP LLLP for consulting services rendered. These shares were issued on June 3,
          2004.

        o Certain liabilities to IBM and Sarasota Memorial Hospital were settled for $20,000 and $50,000, respectively when an affiliate of a Series A preferred stockholder infused $70,000. As a result thereof, the Company has agreed to issue an indeterminate number of shares of its common stock to this individual and accordingly, the aforementioned amount has been included in common stock issuable in the accompanying consolidated balance sheet.

On May 18, 2004, Power 3 executed an Asset Purchase Agreement (the "Agreement")
to purchase all of the assets of Advanced Bio/Chem, Inc. (the "Predecessor") and assume certain of its liabilities in exchange for 15,000,000 shares of its common stock. For financial statement purposes, the transaction has been treated as a recapitalization of the equity structure; therefore the accumulated deficits of Power 3 and the Predecessor prior to the date of the transaction were eliminated and the accompanying consolidated statement of operations is for the period May 18, 2004 to June 30, 2004. Also, no stock based expenses were recorded as a result of this transaction, and the assets and liabilities of
Power 3 and the Predecessor were combined based on their historical costs.

Since Power 3's planned principal operations have not yet commenced, it is considered to be in the development stage as defined in Financial Accounting
Standards Board Statement No. 7. Accordingly, some of its accounting policies and procedures have not yet been established.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of
Power3 Medical Products, Inc., a New York Corporation and its wholly owned subsidiary Power3 Medical, Inc., a Nevada Corporation (collectively "the
Company"). All inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
("GAAP") for interim financial information and Item 310(b) of Regulation S-B.
They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Predecessor as of and for the years ended December 31, 2003 and 2002, including notes thereto included in the Company's Form 8-K/A dated May

18, 2004, and/or the consolidated financial statements of the Company as of
December 31, 2003 and for the years ended December 31, 2003 and 2002, including notes thereto included in the Company's Form 10-KSB.

Use of Estimates

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

Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage, has stockholder and working capital deficits of $264,891 and $416,446 respectively as of June 30, 2004 and will require a significant amount of capital to proceed with its business plan. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. Also, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications often encountered by entrance into the competitive environment in which the Company operates. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

(2) Net Loss Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128,
"Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. For purposes of computing weighted average shares outstanding, the Company generally includes shares that are contractually required to be issued (e.g. the 15,000,000 shares that are to be issued to the
Predecessor were assumed to be outstanding as of May 18, 2004, or the effective date of the recapitalization referenced above). During the periods when they would be anti-dilutive common stock equivalents, if any, are not considered in the computation.

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

The Company's deferred tax asset resulting primarily from net operating loss carryforwards is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

(4) Commitments

Lease

On June 1, 2004, the Predecessor entered a lease having a term of sixty three months and requiring base monthly minimum lease payments ranging from approximately $6,000 to $9,600 (exclusive of the first three months for which no rent was stipulated). The Company anticipates that it will assume this lease in the third quarter of calendar 2004. In addition to the base minimum rental payments above, the lease will obligate the Company to pay all operating expenses (as defined) and to issue shares of its common stock having an initial value of $25,000 to secure its obligations under the lease. In addition, if at any time, the value of the shares falls below $25,000 then the Company will be obligated to issue additional shares of its stock to the extent that the value of the shares to be held in escrow by the lessor is never less than $25,000. The lease contains a provision which allows the Company to extend the lease for two additional terms of sixty months.

Employment Agreements

Effective May 18, 2004, the Company entered two five year employment agreements and one three year employment agreement with certain officers that require total minimum base compensation of approximately $500,000 per annum for the first three years, and $380,000 for the remaining two years, as well as other benefits and opportunities for bonuses as defined in the agreements. In addition to this base compensation, the officers received (in total) 26,640,000 shares of common stock and 3,000,000 shares of Series B preferred stock (which shares are initially convertible into a like number of common shares). Because these shares vest immediately, the fair value of the shares of $26,676,000 has been included in stock based compensation in the accompanying consolidated statement of operations for the period May 18, 2004 (date of acquisition) to June 30, 2004.

Consulting Agreements

On June 22, 2004, the Company engaged a public relations firm to provide such services for a period of one year. As consideration for these services, in July
2004, the Company issued 125,000 shares of its common stock to this entity. As a result thereof, the Company has recorded deferred compensation of $262,500 at
June 30, 2004, which amount was based on the number of shares issued and the market value of the Company's common stock on the date of the agreement. The deferred compensation will be amortized to stock based expense over the term of the consulting agreement.

In June 2004, Company entered a consulting agreement having an initial term of one year with an investor relations consultant that is related to the Company.
As consideration for services to be rendered under the agreement, the consultant is to receive 125,000 shares of the Company's common stock (which shares were issued in July 2004) and a monthly retainer of $5,000. The agreement, which may be canceled upon sixty days written notice, automatically renews on a month to month basis after the initial term of the lease, if no such notice is provided.
The Company has recorded deferred compensation of $250,000 at June 30, 2004, which amount was based on the number of shares issued and the market value of the Company's common stock on the date of the agreement. The deferred compensation will be amortized to stock based expense over the term of the consulting agreement.

(5) Other Related Party Transactions

The balance of the Due to Affiliate represents amounts advanced by the
Predecessor. The advances are non-interest bearing, unsecured and due on demand.

In addition to the common shares issued to the officers under the employment agreements discussed above, the Company has issued 10,985,000 shares of its common stock to certain other employees, directors, advisors and members of its
Scientific Advisory Board. Because these shares vest immediately, the fair value of the shares of $9,886,500 has been included in stock based compensation in the accompanying consolidated statement of operations for the period May 18, 2004
(date of acquisition) to June 30, 2004.

In June 2004, the Company agreed to issue 100,000 shares of its common stock to a related entity for services provided by such entity prior to June 30, 2004.
The common shares had a value of $210,000 on the date of the agreement, and accordingly such amount has been included in stock based compensation in the accompanying consolidated statement of operations for the period May 18, 2004
(date of acquisition) to June 30, 2004. The shares were issued in July 2004.

(6) Preferred Stock

At June 2004, the Company has the following preferred shares outstanding:

        o 3,870,000 shares of Series A preferred stock, which was
          previously included on the books and records of Power 3. Prior to
          May 18, 2004 (date of acquisition) the shares were convertible into ten shares of the Company's common stock, however, in connection with the recapitalization discussed above, such conversion privilege was changed to disallow any conversions prior to October 31, 2004 and the conversion rate was reduced to
          .7752 shares of common stock for each share of preferred stock converted. The shares have various preferences as to any
          dividends declared and a liquidation preference of $.10 per share
          ($387,000 at June 30, 2004).

        o 3,000,000 shares of Series B preferred stock that were issued to two officers pursuant to their employment agreements. The shares, which are initially convertible into one share of common stock for each preferred share converted, have the number of votes equal to the votes of all outstanding shares of common stock plus one additional vote such that the holders of these preferred shares will always constitute a majority of the voting rights of the Company.

(7) Other Equity Transactions

The Company has issued 400,000 warrants to various members of its Scientific
Advisory Board which entitles the holders to purchase 300,000 shares of common stock for market value as of the date the holder joined the Scientific Advisory
Board and 100,000 for a $1.00 per share. The warrants expire in 2007.

The Company has entered into a Securities Purchase Agreement with an institutional investor covering the purchase of up to $1,500,000 of restricted common stock at various prices. As of June 30, 2004, $95,000 was advanced under the terms of this agreement. The amount is included in common stock issuable in the accompanying consolidated balance sheet.

(8) Subsequent Events

Management has made decision to recommend to the Board of Directors that the registrant change its domicile from New York to either Delaware or Nevada.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations

Overview

        The Company's overall mission is to engage in the early detection, monitoring, and targeting of diseases through the analysis of proteins. Power
3's business objective currently is to focus on disease diagnosis, protein and biomarkers identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases. In order to accomplish this mission, Power3 Medical has established a Scientific Advisory Board whose members are recognized opinion leaders in their chosen fields and is working with them, to find effective therapeutics and novel predictive medicine for important human diseases.

        On May 18, 2004, the Company completed an asset purchase agreement with
Advanced Bio/Chem, Inc. d/b/a ProtcEx at 4800 Research Forest Drive, The
Woodlands, Texas 77381 and has relocated its corporate and administrative offices to 3400 Research Forest Drive, The Woodlands, TX 77381. As part of the agreement, the Company purchased all assets and intellectual properties of
Advanced Bio/Chem, Inc. d/b/a ProtcEx and assumed certain liabilities in exchange for 15,000,000 shares of restricted common stock of Power3 Medical
Products, Inc. As a result of this transaction, the Company has established a new business direction, and effectively became a new company (from an accounting perspective) on such date. Accordingly, the accompanying consolidated statements of operations reflect activity for the period May 18, 2004 (date of acquisition)
to June 30, 2004 for Power 3, and the periods January 1 and April 1, 2004 to May
17, 2004 for the Predecessor's business.

        Effective May 18, 2004, Tim Novak and R. Paul Gray resigned as Chairman/CEO and Secretary/Treasurer/CFO respectively. Steven B. Rash assumed responsibility as Chairman and CEO replacing Mr. Novak. Dr. Ira Goldknopf was named as the
Company's Chief Scientific Officer and Secretary/Treasurer effective May 18,
2004.

        Also effective May 18, 2004, Dr. Kamy A. Behzadi was named as the Company's
Vice President, Product and Business Development. Mr. Michael J. Rosinski joined the Company as of July 1, 2004 as CFO replacing R. Paul Gray.

        As a result of Power3 Medical Products, Inc. acquiring the assets and certain liabilities of Advanced Bio/Chem, Inc. d/b/a ProtcEx, the company has transformed itself into an advanced proteomics company that applies years of proprietary methodologies to discover and identify protein biomarkers associated with diseases. By discovery and development of protein-based disease biomarkers, the Company has begun the development of tools for diagnosis, prognosis, early detection and finally new target drugs in cancer, neurodegenerative and neuromuscular diseases such as ALS, Alzheimer's, Parkinson's.

        The Power3 Medical scientific team is headed by its Chief Scientific
Officer, Dr. Ira L. Goldknopf, who pioneered the science of clinical proteomics in the 1970's and 80's and in so doing made a significant biochemistry discovery
-the ubiquitin conjugation of proteins. The team has leveraged these significant insights and discovered unique disease protein footprints of biomarkers in breast cancer, neurodegenerative disease, and drug resistance to chemotherapeutic agents.

        Proteomics is the study and analysis of proteins. Through proteomics, scientists can more accurately understand the functioning of a healthy body and therefore identify the proteins associated with specific diseases. Proteins that change in the course of disease are the building blocks for new screening and diagnostic tests being developed by Power3 to provide earlier disease detection, enhanced treatment and monitoring assistance.

        Power3 Medical Products, Inc. SutureMate(R)product line is currently used in operating rooms, emergency rooms, surgical centers and medical provider's offices. This innovative safety device is specifically engineered to prevent needle sticks before, during and after suturing procedures.

Corporate Developments

        With the acquisition of Advanced Bio/Chem, Inc. d/b/a ProtcEx, Power3
Medical Products, Inc. changed its management team, and will now focus its efforts on bringing the acquired technology to the forefront of the scientific/medical community. The strategy will concentrate on attaining a dominant position in the protein-based diagnostic and drug targeting markets utilizing the Company's portfolio of proprietary biomarker disease footprints.
During the quarter ending June 30, 2004, the Company continued to accurately identify patterns of proteins associated with disease and apply them to screening diagnostics and drug targets. By testing patient body fluids and tissues, such as serum, seminal fluid, breast ductal fluid, and bone marrow,
Power3 Medical has discovered unique snapshots of protein patterns in diseases including, but not limited to: Cancers such as Breast, Leukemia, Prostate,
Bladder, Stomach, and Esophageal, Neurodegenerative Diseases such as
Alzheimer's, ALS, and Parkinson's, and Lymphatic Diseases and Kidney Ailments.

        The Discovery Platform uses IP protected methodologies to discover biomarkers in clinical samples. Following sample preparation, the 2D Gel system is used for the separation of protein. The gels are stained, imaged and analyzed with unprecedented sensitivity for differences in the diseased vs. normal samples. The significance of these differences is evaluated relative to the status of the health of the individual. The proteins of interest are removed from the gel matrix, taken apart and analyzed on a mass spectrometer. This information is then cross-referenced on a worldwide database to identify the protein of origin. This process requires a great deal of proteomics experience and expertise to make the end-data interpretable.

        In addition, all of the procedures are scaleable. The Company's biomarker discovery platform delivers significant discoveries that detect 20X as many proteins in NAF as Mud Pit or SELDI TOF (competing technologies), exhibits reproducible and reliable identification, and displays broad dynamic range and linearity of disease protein footprints

        To date, Power3 has successfully identified more than 250 specific proteins by developing its proprietary protein technologies gained from over 50+ years of combined experience in research in protein biochemistry.

        Power3 is transitioning from an R & D company to one of demonstrating
"proof of concept" of its technology in route to the commercialization of its technology, products and services. The Company is currently developing its portfolio of products to include its NAF(TM)Test (for early detection of breast cancer), NuroPro(TM)test (for neurodegenerative screening for Alzheimer's,
Parkinson's and Amytrophic Lateral Sclerosis diseases) and drug resistance screening in chemotherapeutics.

THE BREAST CANCER SCREENING TEST

        The key to surviving cancer is early detection and treatment. According to the American Cancer Society, when breast cancer is confined to the breast, the five-year survival rate is close to 100%. Breast cancer is the second leading cause of cancer deaths in women, with over $7 billion spent on breast cancer diagnosis annually. Due to the limitations of the current diagnostic techniques of mammograms and self-examination, diagnosis of cancer is often missed or inconclusive.

        Power3's Discovery Platform of patents pending and trade secrets for identifying proteins which signal early stages of breast cancer
(pre-mammography) have led to what the Company believes to be the first test of its type that detects breast cancer earlier than current technology allows.
These discoveries establish the basis of a very sensitive, non-invasive, early detection breast cancer-screening test.

NAF(TM)TEST

        The Breast Cancer NAF(TM)Test, the Company's initial breast cancer diagnostic test developed in collaboration with The University of Texas MD
Anderson Cancer Center, analyzes fluids from the breast called nipple aspirates fluid (NAF). Initial success yielded the identification of groups of breast cancer proteins in the aspirates. The procedure utilizes a breast pump to obtain a drop of fluid from the nipple. The aspirate is analyzed to identify the specific breast cancer protein snapshots.

        The Company has completed the initial proof-of concept stage and is currently prepared to move forward with validation and product rollout. The
Company has signed a licensing agreement with MD Anderson securing the intellectual property for the NAF(TM)Test.

        The Company expects to enter the clinical validation phase in the third quarter of 2004.

THE NEURODEGENERATIVE SCREENING TEST

        Early detection of neurodegenerative disease results in better patient outcomes. Alzheimer's disease (AD) is the most common form of dementia affecting over 4 million Americans. People as young as 30 years old can contract the disease and one in ten people age 65 and over have AD. More than one million people in the U.S. have Parkinson's disease and it affects about 1 in 100
Americans over the age of 60. On a smaller scale, 30,000 Americans are afflicted with ALS (Lou Gehrig's disease), with 5,000 new cases annually.

        Power3 has discovered a method for the differential diagnosis of neurodegenerative diseases utilizing blood serum, which was co-developed with neurologist, Dr. Stan Appel, Chairman of Neurology and his team at Baylor
College of Medicine in Houston. With this test, which involves monitoring the concentration of 9 proteins in the blood, the Company has demonstrated unique markers whose profiles appear to distinguish patients from those with other motor neuron and neurological disorders.

        The Company is continuing its ongoing clinical validation programs in collaboration with Dr. Stan Appel. The initial phase of this clinical validation is complete with results above expectations.

        In addition, Power3 Medical Products, Inc. on June 28, 2004 secured the exclusive worldwide licensing rights from Baylor College of Medicine for serum
Proteomics methods and biomarkers for the diagnosis of neurodegenerative diseases, differential diagnosis of Alzheimer's, Parkinson's, ALS diseases, and other motor neuron and neurological disorders. The technology encompassing this agreement was co-developed by the scientific team at Power3 Medical under the leadership of Dr. Ira L. Goldkopf and the team at Baylor College of Medicine under the direction of Dr. Stan Appel. The test employs the Company's patent pending proteomics methods to monitor the concentrations of a panel of proteins in the blood, to distinguish patients with Alzheimer's, Lou Gehrig's (ALS), and
Parkinson's diseases from each other as well as from normal individuals and patients with other neurological disorders.

        Under the terms and agreement, Power3 Medical has paid Baylor College of
Medicine a licensing fee and will make additional payments upon the achievement of certain developmental milestones. Power3 Medical is responsible for the continuing costs associated with research and development including the filing of patents for the technology and will pay Baylor College of Medicine royalties on the worldwide product sales resulting from the commercialization of this technology.

DRUG RESISTANCE TO CHEMOTHERAPEUTIC AGENTS

        By the time development of resistance to chemotherapeutic agents is detected, it is usually too late to save the patient. Power3 Medical completed an initial "proof of concept", which addresses drug resistance to a major chemotherapy agent. Knowing if a cancer patient is sensitive or detecting a development of resistance earlier during treatment could eliminate toxic effects from the drugs, and the need for trial-and-error treatment regimens. These findings could allow. the pharmaceutical industry to have the technology to screen patients, on a molecular level, prior to clinical trials and design new drugs to overcome resistance.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

        Power3's current portfolio of pending intellectual property, in conjunction with secured licensed agreements, allows for growth opportunity through the licensing of biomarkers and the potential royalty that could be associated with these agreements. The Company is not aware of any infringement or possible claims of infringement with respect to any of its discoveries or other intellectual property.

        Power3 pursues an aggressive intellectual property strategy to protect its inventions and discoveries made on its own and with its collaborators. Power3 works with key physician scientists at major medical research and treatment centers, including The University of Texas MD Anderson Cancer Center and Baylor
College of Medicine. With access to decisive human clinical samples and trade secret proteomics methodologies, the Company provides solutions to pressing challenges in diagnosis and treatment of patients and has concluded research agreements, technology license agreements, and filed provisional and utility patents. Power3 is also adding additional layers of research and license agreements, patent filings and trade secrets, as its technology and product portfolio develops, to cover:

        o Processes - Manner in which discoveries are made and tests developed
        o Discoveries - Protein disease footprints and tests

        In July 2004, Power3 filed two provisional patents.

        During the Quarter ending June 30, 2004, Power3 developed and implemented its strategic plan to seek synergistic strategic partners to license and develop our growing portfolio of protein biomarker disease footprints. These partnerships will drive the Company's evolution over the next three years resulting in the rapid commercialization of our proprietary technologies.

        The Company recognizes that the licensing of our proprietary technologies to industry leaders is the most expedient approach to develop our technology into important diagnostics tools for the detection of diseases in which there are no early-detection and drug resistance to chemotherapy agents. This focused positioning of our products and services will enable the Company to capture not only clinical and public awareness of its proprietary technologies, but a major porting of the early detection and screening markets.

Results of Operations for the Period May 18, 2004 (date of acquisition) to June
30, 2004

        During the second quarter, the Company completed an asset purchase agreement with Advanced Bio/Chem, Inc. d/b/a ProtcEx at 4800 Research Forest
Drive, The Woodlands, Texas 77381 and has relocated its corporate and administrative offices to 3400 Research Forest Drive, The Woodlands, TX 77381.
As part of the agreement, the Company purchased all assets and intellectual properties of Advanced Bio/Chem, Inc. d/b/a ProtcEx in exchange for 15,000,000 shares of restricted common stock of Power3 Medical Products, Inc.

        As a part of this transaction, the Company relocated its offices to the
Woodlands, Texas As a result of Power3 Medical Products, Inc. acquiring the assets and certain liabilities of Advanced Bio/Chem, Inc. d/b/a ProtcEx, the
Company has transformed itself into an advanced proteomics company capable of identifying protein biomarkers associated with various diseases.

        During the post transaction period from May 18, 2004 to June 30, 2004, the
Company incurred a loss of approximately $36,978,000. Substantially all of this loss resulted from the recording of stock based compensation of approximately
$36,772,500 which arose as a result of the issuance of 3,000,000 shares of our
Series B preferred stock and 36,626,500 shares of our common stock to various officers, directors, advisors, consultants and other employees. The Company expects to incurr losses until such time as it has achieved commercialization of its proprietary technologies.

Liquidity and Capital Resources

        As of June 30, 2004 the Company had $105,330 in current assets which included $83,877 in cash. In addition it had a stockholders' deficit of $264,891 on June 30, 2004.

        Based on the completion of the Advanced Bio/Chem, Inc. d/b/a ProtcEx transaction, its current operating plan, and the arrangement in place which provides for interim equity, the Company believes that its existing resources including capital investment commmitments will be sufficient to satisfy the
Company's contemplated working capital requirements through year end 2004 fiscal year. The Company currently is investigating alternatives for financing.

        The Company has no commitments for major capital expenditures at this time.

        The Company currently has an arrangement in place which provides for interim equity investments and is investigating alternatives for additional financing.

Risk Factors

        In addition to the risk factors discussed below, the Company is also subject to additional risks and uncertainties not presently known or currently deem immaterial. If any of these known or unknown risks or uncertainties actually occur, the Company's business could be harmed substantially. Operating results may fluctuate on a quarterly or annual basis in the future. The Company may not be able to establish and maintain profitability in the future or obtain adequate financing until such time as it is able to establish sustained profiability.

        The Company believes that future operating results may be subject to quarterly and annual fluctuations due to a variety of factors, including:
competition from companies with greater financial capital and resources; the
Company's ability to market and sell products in the markets in which it competes; competitive pressures on selling prices of its products; regulatory changes, uncertainties or delays; regulatory approvals, market acceptance and sales execution of current or new products; whether and when new products are successfully developed and introduced; research and development efforts, including clinical studies and new product scale-up activities; ability to execute, enforce, maintain and attain milestones under license and collaborative agreements necessary to earn contract revenues; enforcement, defense and resolution of license, patent or other contract disputes; and costs and timing associated with business development activities, including potential licensing of technologies or intellectual property rights.

Item 3. Control and Procedures

        The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's Chief Executive and Chief Financial Officers
evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, these officers concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        On March 25, 2002, Power 3 agreed to pay IBM $20,000 on or before May 31,
2002 as settlement for certain litigation. The settlement was predicated on the
Company paying this amount by May 31, 2002, and since the Company failed to make this payment, the liability to IBM was increased to $100,000. The Company had charged operations for the entire $100,000. The Company reached a final settlement with IBM on May 11, 2004 whereby IBM agreed to accept a one-time payment consideration of $20,000 as "payment in full". Actual payment was made on May 18, 2004.

        On January 30, 1998, the Company entered into an agreement with a health care provider (the "Provider") in which the Provider was to perform clinical testing of ten surgical or medical products submitted by the Company. The agreement, which has been personally guaranteed by the Company's predecessor
CEO, expired on January 30, 2003 and required the Company to pay the Provider a fixed amount of $25,000 for each of the ten studies. The agreement further provided that the Company was obligated to pay the $250,000 even if the Company elected to forego having the Provider perform the clinical testing. For various reasons, the Provider effectively agreed to waive their rights under the agreement provided that the Company either (1) entered into a new profit participation agreement with the Company under which the Provider would receive no less than $250,000 within a four year period commencing on the date of such agreement or (2) made an immediate payment of $50,000 to the Provider. As a result thereof, the Company previously recorded a $50,000 liability as a result of this matter, which amount represented the probable amount of the liability.
The Company and the Provider reached a final settlement on May 18, 2004 when the
Provider agreed to accept a payment of $50,000 in full settlement of any and all claims as related to the Contract.

        The Company knows of no other significant legal proceedings to which it is a party or to which any of its property is the subject or any unsatisfied judgments against the Company and knows of no other material legal proceedings which are pending, threatened or contemplated.

Item 2. Changes in Securities

        1. Effective May 18, 2004, the designation of the Series A Preferred Stock was amended such that the 3,870,000 shares presently outstanding are convertible into 3,000,000 shares of common stock at any time on or after
           October 31, 2004.

        2. Effective May 18, 2004, the corporation designated 3,000,000 shares of
           Series B Convertible Preferred Stock that, voting as a class, represents a majority of the voting interest of the corporation. 1,500,000 shares are issued each to Steven B. Rash, Chairman & CEO and Ira L. Goldknopf, Ph.D.,
           Chief Scientific Officer. In the event either holder of shares of Series B
           Convertible Preferred Stock ceases to be an officer, director or employee of the corporation, their preferred shares automatically convert to common shares at a ratio of one common share for each preferred share.

        3. Effective April 1, 2004, the Company entered into a Securities Purchase
           Agreement with an institutional investor covering the purchase of up to
           $1,500,000 of restricted common stock at various prices.

        4. As of June 30, 2004, $95,000 was advanced under the terms of the Securities
           Purchase Agreement referenced in Item 3 above.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

        During the period ended June 30, 2004, the security holders of Power3
Medical approved the purchase of the business of Advanced Bio/Chem, Inc. d/b/a
ProtcEx, effective May 18, 2004.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

4.1       Amended and Restated Designation of Series A Preferred Stock of
          Power 3 Medical Products, Inc.
4.2       Designation of Series B Preferred Stock of Power 3 Medical Products, Inc.
10.1      Employment Contract for Ira L. Goldknopf, Ph.D.
10.2      Employment Contract for Michael J. Rosinski
10.3      Employment Contract for Steven B. Rash
31.1      Section 302 Certification for Steven B. Rash
31.2      Section 302 Certification for Micheal Rosinski
32.1      Section 906 Certification for Steven B. Rash
32.2      Section 906 Certification for Micheal Rosinski

(b)  Reports on Form 8-K

             Form 8-K filed on May 18, 2004 reporting on Items 5 & 7
             Form 8-K/A filed on August 3, 2004 reporting on Items 2, 5 & 7

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Power3 Medical Products, Inc. (Registrant)

Date: August 17, 2004              By: /s/ Steven B. Rash
                                       Steven B. Rash
                                       Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                  Title                       Date

/s/ Steven B. Rash         Chief Executive Officer     August 17, 2004
Steven B. Rash

/s/ Michael J. Rosinski    Chief Financial Officer     August 17, 2004
Michael J. Rosinski