Form 10QSB/A
period 2004-06-30
POWER 3 MEDICAL PRODUCTS INC
filed 2004-11-15
CIK 1063530

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1
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

3400 Research Forest Drive, Suite B2-3
Woodlands, Texas                                                 77381
(Address of principal executive offices)                      (Zip Code)

                                 (281) 466-1600
                (Issuer's Telephone Number, Including Area Code)

        Check whether the issuer (1) filed all reports to be filed by Section 13 or
15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of August 15, 2004, there were 62,412,930 shares of voting common stock of the registrant issued and outstanding

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                EXPLANATORY NOTE

        The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB of Power 3 Medical Products, Inc. (the "Company") for the quarterly period ended
June 30, 2004 (the "Original Form 10-QSB") is to restate the Company's interim condensed consolidated financial statements for the quarterly period ended June
30, 2004 and to revise related disclosures in the Original Form 10-QSB. This restatement is described in Note A to the interim condensed consolidated financial statements.

        Subsequent to the issuance of our interim condensed consolidated financial statements as of June 30, 2004 and the filing of the Original Form 10-QSB, we have determined that certain stock based compensation expenses were improperly reflected in the Original Form 10-QSB. The Company had previously recorded
$36,772,500 of stock based compensation expense in the quarterly period ended
June 30, 2004. However, the Company's documentation relating to certain stock grants did not properly reflect the vesting period applicable to such stock grants. The Company is in the process of correcting such documentation. As a result, the restatement reflects stock based compensation expense of $6,189,653 attributable to those portions of the stock based compensation vested during the quarterly period ended June 30, 2004. For the stock grants subject to risks of forfeiture and a vesting period, deferred compensation is being amortized on a straight line basis over the two year vesting period. Additionally, the Company determined that it had improperly reflected the number of shares of its common stock that were issued and outstanding as of June 30, 2004. The Company also improperly reflected the issuance of shares of Series B Preferred Stock which had not occurred as of June 30, 2004. The restatement reflects the correct number of shares of the Company's capital stock issued and outstanding. As of
June 30, 2004, the number of issued and outstanding shares of our common stock was reduced from 67,422,930 shares to 62,412,930 shares. As a result of the foregoing, the restatement reduced our previously reported net loss from
$36,977,708 to $6,394,861 and our previously reported diluted loss per share from $0.55 to $0.10.

        This Amendment No. 1 amends and restates in its entirety Part I, Items 1, 2 and 3, and Part II, Item 2. Additionally, this Amendment No. 1 amends Part II,
Item 6 to delete Exhibit 4.2 from the Original Form 10-QSB. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original
Form 10-QSB and does not reflect events occurring after the filing of the
Original Form 10-QSB, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note A to the interim condensed consolidated financial statements.

                                      INDEX

Part I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet                          4

        Condensed Consolidated Statements of Operations               5

        Condensed Consolidated Statements of Cash Flows               6

        Notes to Condensed Consolidated Financial Statements          7

Item 2. Management's Discussion and Analysis or Plan of               14
        Operation

Item 3. Controls and Procedures                                       18

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds   21

Item 6. Exhibits                                                      21

SIGNATURES                                                            23

                                      (ii)

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

Item 1. Financial Statements

                          Power3 Medical Products, Inc.
                         ( A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                    30-Jun-04
                                   (Unaudited)
                           (As Restated, See Note A)

                                ASSETS
Current Assets:
  Cash                                                         $     83,877
  Accounts receivable (net of allowance for
    doubtful accounts of $0.00)                                      13,600
  Other current assets                                                7,853
    Total Current Assets                                            105,330

Furniture and equipment - net                                       119,001

Intangible assets - net                                              32,554

TOTAL ASSETS                                                   $    256,885
                                                               =============

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
  Accounts payable and accrued liabilities                     $    501,776
  Notes payable                                                      20,000
    Total Current Liabilities                                       521,776

Stockholders (Deficit):
   Preferred Class A Stock (par value of $.001)                       3,870
   Common stock (par value of $.001)                                 62,413
   Common stock subscribed (42,258 shares)                           95,000
   Common stock issuable                                             70,000
   Additional paid-in capital                                    32,521,031
   Deferred compensation                                        (26,622,344)
   Deficit accumulated during the development stage              (6,394,861)
    Total Stockholders' (Deficit)                                  (264,891)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                  $    256,885
                                                               =============

See the accompanying notes to the condensed consolidated financial statements.

                          Power3 Medical Products, Inc.
                         ( A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                     Power3 Medical
                                      Products, Inc.                                    Predecessor Business

                                     For the period
                                      May 18, 2004
                                        (date of
                                     acquisition) to
                                      June 30, 2004    For the Period      For the Three      For the Period     For the Six
                                      (As Restated -   April 1, 2004 to     Months Ended    January 1, 2004 to   Months Ended
                                      See Note A        May 17, 2004       June 30, 2003       May 17, 2004     June 30, 2003

Revenues                              $     13,600      $      3,525        $    55,240       $   141,362       $   191,794

Costs and expenses:
  Stock based compensation               6,189,653                 -                  -                 -                 -
  Interest                                       -             4,498             49,763            56,440            96,831
  Other selling, general and
    administrative expenses                218,808           168,285            334,221           333,942           528,406
Total costs and expenses                 6,408,461           172,783            383,984           390,382           625,237

Net (loss)                            $ (6,394,861)     $   (169,258)       $  (328,744)      $  (249,020)      $  (433,443)
                                      =============     =============       ============      ============      ============

Per share information - basic
    and fully diluted

Net (loss) per share                  $      (0.10)     $      (0.01)       $     (0.05)      $     (0.02)      $     (0.06)
                                      =============     =============       ============      ============      ============

Weighted average shares outstanding     62,412,930        13,247,801          7,280,000        12,179,564         7,280,000
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

POWER3 MEDICAL PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(UNAUDITED)

(1) Nature of Operations and Background

Prior to May 18, 2004, Power 3 Medical Products, Inc. ("Power 3" or the
"Company") formally known as Surgical Safety Products, was engaged in product development, sales and distribution and services for the healthcare industry.
The Company had limited business activity during 2003 and 2002. Subsequent to the business combination on May 18, 2004 (as described below), the overall business mission of Power3 was changed, whereby Power 3 is currently engaged in the early detection, monitoring, and targeting of diseases through the analysis of proteins. Power 3's business objective currently is to focus on disease diagnosis, protein and biomarkers identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases.

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

        o Certain liabilities to IBM and Sarasota Memorial Hospital were settled for $20,000 and $50,000, respectively when an affiliate of a Series A preferred stockholder infused $70,000. Because the number of shares that will ultimately be issued as a result of these infusions is indeterminate, the $70,000 has been included in common stock issuable in the accompanying consolidated balance sheet.

On May 18, 2004, Power 3 executed an Asset Purchase Agreement (the "Agreement")
to purchase all of the assets of Advanced Bio/Chem, Inc. (the "Predecessor") and assume certain of its liabilities in exchange for the issuance of 15,000,000 shares of its common stock. For financial statement purposes, the transaction has been treated as a recapitalization of the equity structure; therefore the accumulated deficits of Power 3 and the Predecessor prior to the date of the transaction were eliminated and the accompanying consolidated statement of operations is for the period May 18, 2004 to June 30, 2004. Also, no stock based expenses were recorded as a result of this transaction, and the assets and liabilities of Power 3 and the Predecessor were combined based on their historical costs.

Since Power 3's planned principal operations have not yet commenced, it is considered to be in the development stage as defined in Financial Accounting
Standards Board Statement No. 7. Accordingly, some of its accounting policies and procedures have not yet been established.

Restatement

Subsequent to the filing of the Form 10-QSB for the quarterly period ended June
30, 2004, certain errors related to the period May 18, 2004 (date of acquisition) to June 30, 2004, resulting in an overstatement of stock based compensation expense, were discovered. The nature of the misstatements, and the impact on the interim consolidated financial statements, are as follows:

        |X| The number of shares of Power 3's common stock that were reflected as issued and outstanding as of June 30, 2004 was overstated by 5,010,000 shares. The restatement reflects the correct number of shares of the
            Company's common stock issued and outstanding.

        |X| The documentation relating to certain stock grants did not properly reflect that certain stock grants vested over a period of two years.
            As discussed in Notes 4 and 5, this restatement reflects the correct vesting periods of these shares.

As a result of the above misstatements, stock based compensation expense, the previously reported net loss and the deficit accumulated during the development stage were overstated, and such amounts have been reduced by $30,582,844 in the restated condensed consolidated financial statements included in this
Amendment No. 1.

In addition, Preferred Class B stock was improperly reflected as issued at June
30, 2004. The restatement reflects the correct number of shares of the Company's capital stock issued and outstanding.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Power
3 and its wholly owned subsidiary Power 3 Medical, Inc., a Nevada Corporation
(collectively "the Company"). All inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
("GAP") for interim financial information and with the instructions to Form
10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Predecessor as of and for the years ended December 31, 2003 and 2002, including notes thereto included in the Company's Form 8-K/A dated May 18, 2004, and/or the consolidated financial statements of the Company as of December 31, 2003 and for the years ended
December 31, 2003 and 2002, including notes thereto included in the Company's
Form 10-KSB.

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

Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has primarily been involved in research and development, and capital raising activities. This has resulted in stockholder and working capital deficits of $264,891 and $416,446 respectively as of June 30, 2004. The Company will require a significant amount of capital to proceed with its business plan.
The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In the absence of positive cash flows from operations the
Company is and will remain highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments or corporate partnering arrangements. If adequate funds are not available, the Company may be forced to significantly curtail or terminate its operations or to obtain funds by entering into other arrangements that may be on unfavorable terms.

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

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 148
"Accounting for Stock-Based Compensation - Transition and Disclosure". This
statement amends FASB statement No. 123, "Accounting for Stock Based
Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by
SFAS No. 148, the Company continues to apply the intrinsic value method under
Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued
to Employees," to account for its stock-based employee compensation arrangements.

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

Employment Agreements

Effective May 18, 2004, the Company entered two five year employment agreements with certain officers and on July 1, 2004, the Company entered a three year employment agreement with its Chief Financial Officer. The employment agreements require total minimum base compensation of approximately $500,000 per annum for the first three years, and $380,000 for the remaining two years, as well as other benefits and opportunities for bonuses as defined in the agreements. In addition to this base compensation, the officers received (in total) 26,640,000 shares of common stock and are ultimately expected to receive 3,000,000 shares of Series B preferred stock (which shares are initially convertible into a like number of common shares - see Note 6). The Company anticipates that it will recognize total stock based compensation expense of $26,676,000 as a result of the issuance of these shares. However, because the shares do not vest until the second anniversaries of the respective employment agreements, such amount has been deferred and is being amortized on a straight line basis over the vesting period. During the period May 18, 2004 (date of acquisition) to June 30, 2004, the Company recognized stock based compensation expense of $1,667,250 as a result of these arrangements.

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
As consideration for services to be rendered under the agreement, the consultant is to receive 125,000 shares of the Company's common stock (which shares were issued in July 2004) and a monthly retainer of $5,000. The agreement, which may be canceled upon sixty days written notice, automatically renews on a month to month basis after the initial term of the agreement, if no such notice is provided. The Company has recorded deferred compensation of $250,000 at June 30,
2004, which amount was based on the number of shares issued and the market value of the Company's common stock on the date of the agreement. The deferred compensation will be amortized to stock based expense over the term of the consulting agreement.

(5) Other Related Party Transactions

In addition to the common shares issued to the officers under the employment agreements discussed above, the Company has issued the following shares:

        |X| 1,305,000 shares of its common stock to certain other employees. The
            Company anticipates that it will recognize total stock based compensation expense of $1,174,500 as a result of the issuance of these shares. However, because the shares do not vest until May 18,
            2006, such amount has been deferred and is being amortized on a straight line basis over the vesting period. During the period May 18,
            2004 (date of acquisition) to June 30, 2004, the Company recognized stock based compensation expense of approximately $73,400 as a result of these arrangements.

        |X| 4,710,000 shares of its common stock to certain advisors, investors and members of its scientific board. Because these shares vest immediately, the Company has recognized total stock based compensation expense of $4,239,000 in the accompanying consolidated statement of operations as a result of the issuance of these shares.

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

(6) Preferred Stock

At June 2004, the Company had 3,870,000 shares of Series A preferred stock outstanding, which shares were previously included on the books and records of
Power 3. At June 30, 2004 the shares were convertible into ten shares of the
Company's common stock. The shares have various preferences as to any dividends declared and a liquidation preference of $.10 per share ($387,000 at June 30,
2004).

Pursuant to the employment agreements described above, Power 3 agreed to issue to two officers 3,000,000 shares of Series B Preferred Stock. The Company has not filed the Certificate of Amendment necessary to designate the Series B
Preferred Stock and the powers, designations and relative rights of the Series B
Preferred Stock and has not issued the shares of the Series B Preferred Stock.
The Company intends to issue such shares of the Series B Preferred Stock at such time as it is permitted. The shares are expected to be convertible into one share of common stock for each preferred share converted, and have the number of votes equal to the votes of all outstanding shares of common stock plus one additional vote such that the holders of these preferred shares will always constitute a majority of the voting rights of the Company.

(7) Other Equity Transactions

The Company has issued 400,000 warrants to various members of its Scientific
Advisory Board which entitles the holders to purchase 300,000 shares of common stock for market value as of the date the holder joined the Scientific Advisory
Board and 100,000 for a $1.00 per share. The warrants expire in 2007. The
Company has entered into a Securities Purchase Agreement with an institutional investor covering the purchase of up to $1,500,000 of restricted common stock at various prices. As of June 30, 2004, $95,000 was advanced under the terms of this agreement. The amount is included in common stock subscribed in the accompanying consolidated balance sheet.

(8) Other Subsequent Events

Management has made a decision to recommend to the Board of Directors that the registrant change its domicile from New York to either Delaware or Nevada.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following "Management Discussion and Analysis or Plan of Operation" reflects certain restatements to the Company's previously reported interim consolidated financial information as of and for the period May 18, 2004 (date of acquisition) to June 30, 2004 (see "Restatement of Financial Statements" below).

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

Restatement of Financial Statements

As discussed in Note A to the financial statements, the accompanying interim condensed financial statements as of and for the period May 18, 2004 (date of acquisition) to June 30, 2004 have been restated to revise the stock based compensation expense previously reported and resulting changes in the previously reported net loss and the deficit accumulated during the development stage.
Additionally, the number of issued and outstanding shares of the Company's capital stock has been revised. The Company's stock based compensation expense for the quarterly period ended June 30, 2004 was reduced from $36,772,500 to
$6,189,635. The restatement reduced the Company's previously reported net loss from $36,977,708 to $6,394,861 and its previously reported loss per share from
$0.55 to $0.10. The accompanying management discussion and analysis gives effect to the restatement.

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

        As a part of this transaction, the Company relocated its offices to
Woodlands, Texas. As a result of Power3 Medical Products, Inc. acquiring the assets and certain liabilities of Advanced Bio/Chem, Inc. d/b/a ProtcEx, the
Company has transformed itself into an advanced proteomics company capable of identifying protein biomarkers associated with various diseases.

        During the post transaction period from May 18, 2004 to June 30, 2004, the
Company incurred a loss of approximately $6,395,000. Substantially all of this loss resulted from the recording of stock based compensation of approximately
$6,189,700 which arose as a result of various agreements to issue a total of
35,755,000 shares of our common stock to various officers, directors, advisors, consultants and other employees. The Company expects to incurr losses until such time as it has achieved commercialization of its proprietary technologies.

Liquidity and Capital Resources

        As of June 30, 2004 the Company had $105,330 in current assets which included $83,877 in cash. In addition it had a stockholders' deficit of $264,891 on June 30, 2004.

Based on the completion of the Advanced Bio/Chem, Inc. d/b/a ProtcEx transaction, its current operating plan, and the arrangement in place which provides for interim equity, the Company believes that its existing resources including capital investment commmitments will be sufficient to satisfy the
Company's contemplated working capital requirements through year end 2004 fiscal year. The Company currently has certain arrangements in place which provide for interim equity investments and the Company currently is investigating alternatives for financing.

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

Item 3. Controls and Procedures

As of the quarterly period ended June 30, 2004, the Company evaluated the effectiveness of the Company's disclosure controls and procedures. The evaluation was done under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial
Officer. Based upon such evaluation, our Chief Executive Officer and Chief
Financial Officer concluded that the disclosure controls and procedures were effective.

Subsequent to the filing of the the Company's original Form 10-QSB, and in connection with certain recent transactions and the preparation and review of our consolidated financial statements for the quarterly period ended September
30, 2004, management discovered that certain stock grants made by the Company during the second quarter and relating to the Advanced Bio/Chem transaction were improperly documented. As a result, and after discussing the misstatements with our independent registered public accounting firm, management determined that the stock based compensation and related financial information in our financial statements for the quarterly period ended June 30, 2004 were overstated. In addition, management discovered that certain documentation relating to the issuance of its capital stock had not been properly completed and, as a result, the Company had not properly accounted for its issued and outstanding shares of common stock and its authorized preferred stock. The identified issues led to a decision to restate the Company's interim condensed financial statements as of and for the period May 18, 2004 (date of acquisition) to June 30, 2004. The restatement is further discussed in Note A to such financial statements.

Subsequent to management's identification of the misstatements in our financial statements and after discussing the misstatements with our independent registered public accounting firm, we have identified certain deficiencies and issues with our internal controls. These deficiencies and issues include:

        o Deficiencies related to inadequate or ineffective policies for documenting transactions. We identified deficiencies in our controls relating to certain non-accounting documentation. We discovered instances where certain corporate documents were not filed or otherwise properly processed. We also discovered that certain documentation following the Advanced Bio/Chem transaction was not properly completed.

        o Deficiencies related to execution of processes relating to accounting for transactions. We identified deficiencies in accounting for certain aspects of our operations, such deficiencies primarily attributable to improper documentation referenced above. These deficiencies related to determining and disclosing the fair value of stock based compensation.

        o Deficiencies related to the internal control environment. We have determined that for the quarterly period ended June 30, 2004, we had deficiencies due to inadequate staffing in our accounting department and the lack of a full-time chief financial officer. While we hired a chief financial officer and added personnel in our accounting department during the third quarter, the transition in accounting resulting from the accounting treatment of the Advanced Bio/Chem transaction remained substantial through the third quarter and issues remained due to inadequate staffing.

In connection with restating our condensed consolidated financial statements as provided in this Amendment No. 1, our Chief Executive Officer and our Chief
Financial Officer supervised and participated with management in re-evaluating the effectiveness of our disclosure controls and procedures for the period May
18, 2004 (date of acquisition) to June 30, 2004. Based on their re-evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB/A, the Chief Executive Officer
and Chief Financial Officer have determined that they cannot reasonably conclude that the disclosure controls and procedures were effective.

The Company believes that such deficiencies are attributable to many factors with the principal factors resulting from the quality of the Company's disclosure controls and procedures at the time of the Advanced Bio/Chem transaction and the transition following that transaction. Management has experienced certain issues during the integration process and is continuing its efforts to complete the process. As a result of the findings above, we have implemented and will continue to implement the following actions:

        o We hired a full-time chief financial officer at the beginning of the third quarter.

        o We have engaged outside resources to supplement our financial and accounting personnel to support the preparation of financial statements and reports to be filed with the SEC.

        o We are establishing procedures to improve our review and processing of non-accounting documentation and contracts.

        o We intend to engage outside consultants to advise our management on additional enhancements to our internal controls.

Our management is committed to a sound internal control environment. We have committed considerable resources to the aforementioned reviews and remedies. We believe that we have addressed the issues identified above, and we believe that we are in the process of further improving our infrastructure, personnel, processes and controls to help ensure that we are able to produce accurate financial statements on a timely basis.

During the period May 18, 2004 (date of acquisition) to June 30, 2004, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting. Subsequent to June 30, 2004 and since the discovery of the issues and deficiencies described above, we began implementing the changes above. These actions have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        1. Effective April 1, 2004, the Company entered into a Securities Purchase
           Agreement with an institutional investor covering the purchase of up to
           $1,500,000 of restricted common stock at various prices. During the period
           May 18, 2004 (date of acquisition) to June 30, 2004, $95,000 was advanced under the terms of the Securities Purchase Agreement. During the period,

           as a result of these advances, the Company was obligated to issue 42,258 shares of restricted common stock. In return for arranging the financing, the Company agreed to pay a fee of 3% of the gross funding and to issue
           100,000 shares of the Company's common stock.

           The shares were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Neither we nor any person acting on our behalf offered or sold the foregoing securities by means of any form of general solicitation or advertising. A resale legend has been provided for the stock certificates stating the securities have not been registered under the Securities Act of 1933 and cannot be resold or otherwise transferred without registration or an exemption.

Item 6.  Exhibits

Exhibits

*     4.1   Amended and Restated Designation of Series A Preferred Stock of
            Power 3 Medical Products, Inc.
+ *  10.1   Employment Contract for Ira L. Goldknopf, Ph.D.
+ *  10.2   Employment Contract for Michael J. Rosinski
+ *  10.3   Employment Contract for Steven B. Rash
**   31.1   Section 302 Certification for Steven B. Rash
**   31.2   Section 302 Certification for Michael J. Rosinski
***  32.1   Section 906 Certification for Steven B. Rash
***  32.2   Section 906 Certification for Michael J. Rosinski
_______________________________

   *     As previously filed.
  **     As filed herewith.
 ***     As furnished herewith.
   +     Management Compensation Agreement.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Power3 Medical Products, Inc. (Registrant)

Date: November 15, 2004             By: /s/ Steven B. Rash
                                        Steven B. Rash
                                        Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                  Title                        Date

/s/ Steven B. Rash         Chief Executive Officer      November 15, 2004
Steven B. Rash

/s/ Michael J. Rosinski    Chief Financial Officer      November 15, 2004
Michael J. Rosinski

