Form 10QSB
period 2004-09-30
POWER 3 MEDICAL PRODUCTS INC
filed 2004-11-15
CIK 1063530

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-QSB

                              -------------------

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to ________________

            Commission file no. 0-24921

                         POWER 3 MEDICAL PRODUCTS, INC.
        (Exact name of small business issuer as specified in its charter)

                NEW YORK                                    65-0565144
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                     3400 RESEARCH FOREST DRIVE, SUITE B2-3
                             WOODLANDS, TEXAS 77381
                    (Address of principal executive offices)

                                 (281) 466-1600
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 15, 2004, there were 62,252,930 shares of voting common stock of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

                                     INDEX

PART I.  FINANCIAL INFORMATION..................................................         1
   Item 1. Financial Statements.................................................         1
      Condensed Consolidated Balance Sheet (unaudited)..........................         1
      Condensed Consolidated Statements of Operations (unaudited)...............         2
      Condensed Consolidated Statements of Cash Flows (unaudited)...............         3
      Notes to Condensed Consolidated Financial Statements (unaudited)..........         4
   Item 2. Management's Discussion and Analysis or Plan of Operation............         9
   Item 3.  Controls and Procedures..............................................        17
PART II. OTHER INFORMATION......................................................        19
   Item 1.  Legal Proceedings...................................................        19
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........        19
   Item 3.  Defaults Upon Senior Securities.....................................        19
   Item 4.  Submission of Matters to a Vote of Security Holders.................        19
   Item 5.  Other Information...................................................        19
   Item 6.  Exhibits............................................................        19
SIGNATURES......................................................................        21
EXHIBIT INDEX...................................................................        22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         POWER 3 MEDICAL PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                            SEPTEMBER 30, 2004
                                                                                            ------------------
                                                                                               (unaudited)
ASSETS

Current Assets:
    Cash ................................................................................      $     13,042
    Accounts receivable (net of allowance for doubtful accounts of $0.00) ...............            13,600
    Other current assets ................................................................             9,811
                                                                                               ------------
       Total Current Assets .............................................................      $     36,453

Furniture and equipment - net ...........................................................           100,409

Intangible assets - net .................................................................           111,393
                                                                                               ------------

       TOTAL ASSETS .....................................................................      $    248,255
                                                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable and accrued liabilities ............................................      $    363,798
    Notes payable .......................................................................            20,000
                                                                                               ------------
       Total Current Liabilities ........................................................           383,798

Stockholders' Equity (Deficit):
     Series A convertible preferred stock, $0.001 par value; 4,000,000 shares authorized,
         3,870,000 shares outstanding; liquidation preference of $387,000...............              3,870
     Common stock, $0.001 par value; 150,000,000 shares authorized, 62,412,930 shares
         issued and outstanding..........................................................            62,413
     Common stock subscribed (242,157 shares)............................................           722,735
     Common stock issuable ..................... ........................................            70,000
     Additional paid-in capital .........................................................        32,596,777
     Deferred compensation ..............................................................       (23,012,907)
     Deficit accumulated during the development stage ...................................       (10,578,431)
                                                                                               ------------
       Total Stockholders' Equity (Deficit) .............................................          (135,543)
                                                                                               ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) .............................      $    248,255
                                                                                               ============

See the accompanying notes to the condensed consolidated financial statements.

                         POWER 3 MEDICAL PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                POWER 3 MEDICAL PRODUCTS, INC.                     PREDECESSOR BUSINESS
                                ------------------------------  -----------------------------------------------------------
                                                FOR THE PERIOD
                                FOR THE THREE    MAY 18, 2004      FOR THE     FOR THE NINE     FOR THE       FOR THE THREE
                                   MONTHS          (DATE OF        PERIOD         MONTHS        PERIOD           MONTHS
                                   ENDED       ACQUISITION) TO  APRIL 1, 2004     ENDED        JANUARY 1,         ENDED
                                SEPTEMBER 30,    SEPTEMBER 30,    TO MAY 17,   SEPTEMBER 30,    2004 TO       SEPTEMBER 30,
                                    2004             2004            2004           2003      MAY 17, 2004        2003
                                ------------   ---------------  -------------  -------------  ------------    -------------
Revenues .....................  $          0    $     13,600    $      3,525    $   221,066   $    141,362     $    26,504
                                ------------    ------------    ------------    -----------   ------------     -----------
Costs and Expenses:
   Stock based compensation ..     3,609,437       9,799,090
   Interest ..................                                         4,498        152,194         56,440          53,903
   Other selling, general and
      administrative expenses        574,133         792,941         168,285      1,903,185        333,942       1,297,806
                                ------------    ------------    ------------    -----------   ------------     -----------
   Total costs and expenses ..     4,183,570      10,592,031         172,783      2,055,379        390,382       1,351,709
                                ------------    ------------    ------------    -----------   ------------     -----------
Net (loss) ...................  $ (4,183,570)   $(10,578,431)   $   (169,258)   $(1,834,313)  $   (249,020)    $(1,325,205)
                                ============    ============    ============    ===========   ============     ===========

Per share information - basic
and fully diluted

Net (loss) per share .........  $      (0.07)   $      (0.17)   $      (0.01)   $     (0.20)  $      (0.02)    $     (0.13)
                                ============    ============    ============    ===========   ============     ===========
Weighted average shares
outstanding ..................    62,412,930      62,412,930      13,247,801      8,992,764     12,179,564      10,079,492
                                ============    ============    ============    ===========   ============     ===========

See the accompanying notes to the condensed consolidated financial statements.

                         POWER 3 MEDICAL PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                POWER 3 MEDICAL
                                                 PRODUCTS, INC.                 PREDECESSOR BUSINESS
                                             ---------------------     ------------------------------------
                                                 FOR THE PERIOD                                FOR THE NINE
                                             MAY 18, 2004 (DATE OF        FOR THE PERIOD       MONTHS ENDED
                                                ACQUISITION) TO        JANUARY 1, 2004 TO      SEPTEMBER 30,
                                               SEPTEMBER 30, 2004         MAY 17, 2004             2003
                                             ---------------------     ------------------      -------------
Net cash provided by (used in) operating
activities                                          (755,731)              $(510,880)             (539,930)

Net cash provided by (used in) investing
activities                                           (94,059)                 13,847                     1

Net cash provided by financing activities            862,735                 508,430               555,007
                                                    --------               ---------              --------

Increase (decrease) in cash                           12,945                  11,397                15,078
18
Cash (cash overdraft), beginning of
period                                                    97                  (7,498)               19,175
                                                    --------               ---------              --------

Cash, end of period                                   13,042               $   3,899                34,253
                                                    ========                  ======                ======

See the accompanying notes to the condensed consolidated financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004

(1) NATURE OF OPERATIONS AND BACKGROUND

Prior to May 18, 2004, Power 3 Medical Products, Inc. (the "Company" or "Power 3"), formerly known as Surgical Safety Products, Inc., was engaged in product development, sales and distribution and services for the healthcare industry. The Company had limited business activity during 2003 and 2002. Subsequent to the business combination on May 18, 2004 (as described below), the overall business strategy of Power 3 was changed. Power 3 is currently engaged in the early detection, monitoring, and targeting of diseases through the analysis of proteins. The Company's business objective is to focus on disease diagnosis, protein and biomarkers identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases.

During the period July 1, 2004 to September 30, 2004, Power 3 had the following significant transactions:

      - On August 1, 2004, the Company entered into an exclusive license agreement with The University of Texas M.D. Anderson Cancer Center which grants the Company an exclusive, worldwide, sublicensable license to patents and technologies for early detection screening tests, identified protein biomarkers and drug targets for cancer patient's resistance to drug therapy. The licensed technology was developed through joint collaboration between the scientific team of Power 3 Medical and The University of Texas M.D. Anderson Cancer Center. Under the terms of the agreement, the Company paid The University of Texas M.D. Anderson Cancer Center initial license fee and has the obligation to pay further royalties and additional licensing fees upon certain milestones. The Company and The University of Texas M.D. Anderson Cancer Center filed a joint patent application on this technology during the third quarter, which is covered by the license.

      - On August 4, 2004, the Company announced the filing of a provisional patent on proteomic testing and biomarker discovery methods using its protein biomarker footprints for early detection, monitoring and staging of a broad range of diseases including breast cancer and neurodegenerative disease.

      - On August 31, 2004 the Company announced that it entered into a research agreement with Baylor College of Medicine for the purpose of discovering biomarkers in serum and plasma that are of particular utility in the diagnosis and drug targeting for metabolic syndrome and associated disorders including diabetes, cardiovascular disease, hypertension and stroke.

      - During the period, the Company received approval from the Women's Hospital of Texas, Mercy Women's Center of Oklahoma City, and the New York University Medical Center to begin clinical validation studies for the Company's NAF(TM) test for the early detection of breast cancer. This three site clinical validation trial utilizes the Company's NAF Test which analyzes fluid from the breast milk ducts, called nipple aspirate fluid (NAF), to monitor groups of breast cancer related protein biomarkers.

Since Power 3's planned principal operations have not yet commenced, it is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Accordingly, some of its accounting policies and procedures have not yet been established.

Advanced Bio/Chem, Inc. Transaction

On May 18, 2004, Power 3 purchased all of the assets of Advanced Bio/Chem, Inc. (the "Predecessor") and assumed certain of its liabilities in exchange for the issuance of 15,000,000 shares of its common stock pursuant to an Asset Purchase Agreement of even date therewith. For financial statement purposes, the transaction has been accounted for as a recapitalization of the equity structure rather than a business combination; therefore the accumulated deficits of Power 3 and the Predecessor prior to the date of the transaction were eliminated and the accompanying consolidated statement of operations is for the period May 18, 2004 to September 30, 2004. Also, no stock based expenses were recorded as a result of this transaction, and the assets and liabilities of Power 3 and the Predecessor were combined based on their historical costs.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Power 3 and its wholly owned subsidiary Power 3 Medical, Inc., a Nevada corporation, which are collectively referred to as the Company. All inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Predecessor as of and for the years ended December 31, 2003 and 2002, including notes thereto included in the Company's Form 8-K/A dated May 18, 2004, and/or the consolidated financial statements of the Company as of December 31, 2003 and for the years ended December 31, 2003 and 2002, including notes thereto included in the Company's Form 10-KSB.

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

Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has primarily been involved in research and development activities and capital raising activities. This has resulted in stockholder and working capital deficits of $135,543 and $347,345 respectively as of September 30, 2004. The Company will require a significant amount of capital to proceed with its business plan. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In the absence of positive cash flows from operations the Company is and will remain highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments or corporate partnering arrangements. If adequate funds are not available, the Company may be forced to significantly curtail or terminate its operations or to obtain funds by entering into other arrangements that may be on unfavorable terms.

The initial phase of the financing component of the Company's business plan was implemented on October 28, 2004 when the Company completed the initial closing under the Securities Purchase Agreement as described in Note 8, "Subsequent Events," below. The Company's September 30, 2004 financial statements do not reflect the effect of the initial closing and the Company's issuance of the $1,000,000 aggregate principal amount of convertible debentures, the warrants and additional investment rights.

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

Stock Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends FASB statement No. 123, "Accounting for Stock Based Compensation." It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company continues to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.

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

(5) COMMITMENTS

Lease

On June 1, 2004, the Predecessor entered a lease having a term of sixty-three months and requiring base monthly minimum lease payments ranging from approximately $6,000 to $9,600 (exclusive of the first three months for which no rent was stipulated). The Company assumed this lease in the third quarter of calendar 2004. The lease contains a provision which allows the Company to extend the lease for two additional terms of sixty months.

Employment Agreements

Effective May 18, 2004, the Company entered two five year employment agreements with certain officers and on July 1, 2004, the Company entered a three year employment agreement with its Chief Financial Officer. The employment agreements require total minimum base compensation of approximately $500,000 per annum for the first three years, and $380,000 for the remaining two years, as well as other benefits and opportunities for bonuses as defined in the agreements. In addition to this base compensation, the officers received (in total) 26,640,000 shares of common stock and are ultimately expected to receive 3,000,000 shares of Series B preferred stock (which shares are initially convertible into a like number of common shares - see Note 6). The Company anticipates that it will recognize total stock based compensation expense of $26,676,000 as a result of the issuance of these shares. However, because the shares do not vest until the second anniversaries of the respective employment agreements, such amount was initially deferred and is being amortized on a straight line basis over the vesting period. During the period May 18, 2004 (date of acquisition) to September 30, 2004, the Company recognized stock based compensation expense of $5,001,750 as a result of these arrangements.

(6) PREFERRED STOCK

At September 30, 2004, the Company had 3,870,000 shares of Series A Preferred Stock, $0.001 par value, issued and outstanding. As amended by a Certificate of Amendment of the Certificate of Incorporation providing for the amendment of the powers, designations and relative rights of the Series A Preferred Stock filed and effective November 1, 2004, the conversion ratio at which the Series A Preferred Stock is convertible into common stock is .7752 shares of common stock for each share of Series A Preferred Stock, subject to antidilution adjustments. The Series A Preferred Stock is entitled to a liquidation preference of $.10 per share, plus an amount equal to the dividends accrued and unpaid thereon. Each holder of Series A Preferred Stock is entitled to receive, on an as-converted basis, dividends declared on the Company's common stock. Except as provided by law or specifically set forth in the Certificate of Amendment, holders of the Series A Preferred Stock are not entitled to vote.

Pursuant to two employment agreements with two officers, the Company has agreed to issue to such officers an aggregate of 3,000,000 shares of Series B Preferred Stock. The Company has not filed the Certificate of Amendment necessary to designate the Series B Preferred Stock and the powers, designations and relative rights of the Series B Preferred Stock and has not issued the shares of the Series B Preferred Stock. As a result of certain restrictions agreed upon by the Company in its recent financing (see "Subsequent Event," Note 8 below), the Company may not issue the shares of the Series B Preferred Stock to such officers for a period of at least 90 days after the effective date of the registration statement to be filed by the Company covering the resale of the shares of common stock issuable upon the conversion or exercise of the securities issued by the Company in such recent financing. The Company intends to issue such shares of the Series B Preferred Stock at such time as it is permitted.

(7) OTHER EQUITY TRANSACTIONS

The Company entered into a securities purchase agreement with an institutional investor covering the purchase of up to $1,500,000 of restricted common stock at various prices. Since May 18, 2004, the investor has advanced $722,735 for which the Company is obligated to issue 242,157 shares of common stock. The $722,735 is reflected as common stock subscribed in the accompanying consolidated balance sheet.

During the second quarter, certain liabilities to IBM and Sarasota Memorial Hospital were settled for $20,000 and $50,000, respectively. An affiliate of an existing Series A Preferred Stockholder provided the funds to the Company for such settlement. Because the number of shares that will ultimately be issued as a result of these infusions of capital is indeterminate, the total infusion of $70,000 has been reflected as common stock issuable in the accompanying consolidated balance sheet.

(8) SUBSEQUENT EVENTS

On October 17, 2004, the Company reached agreement with Alan B. Hollingsworth,
M. D. by which Dr. Hollingsworth would join the Company's Scientific Advisory Board. Under the terms of the agreement, Dr. Hollingsworth will receive 10,000 shares of common stock upon the completion of each year served, fees for attendance at each Scientific Advisory Board Meeting and warrants to purchase 50,000 shares of common stock of the Company.

The Company has entered into a Securities Purchase Agreement, dated as of October 28, 2004, with certain accredited investors. Pursuant to the Securities Purchase Agreement, the purchasers agreed to purchase from the Company convertible debentures due three (3) years from the date of issuance in the aggregate principal amount of $3,000,000. The Securities Purchase Agreement also provides for the issuance to the purchasers of warrants to purchase shares of the Company's common stock and additional investment rights to purchase additional convertible debentures. In connection with the Securities Purchase Agreement, the Company also entered into a registration rights agreement with the purchasers, which requires that the Company file a registration statement with the SEC registering on behalf of the purchasers the resale of the shares of common stock issuable upon conversion of the debentures (including the debentures issuable upon exercise of the additional investment rights) and the exercise of the warrants.

Effective October 28, 2004, the Company issued and sold to the purchasers the first $1,000,000 in aggregate principal amount of such debentures at the initial closing under the Securities Purchase Agreement. Subject to the conditions set forth in the Securities Purchase Agreement, the purchasers are required to purchase the remaining $2,000,000 in aggregate principal amount of such debentures at the second closing, which is to occur on or before the fifth trading day after the effective date of the registration statement. Pursuant to the registration rights agreement, the Company is required to file a registration statement within 45 days after the initial closing.

The debentures issued in the initial closing will be due and payable in full on October 28, 2007, and will not bear interest. The debentures issuable at the second closing will be due and payable in full three (3) years after the date of their issuance, and will not bear interest. The aggregate cash purchase price for the debentures will be $3,000,000, which is equal to the full face amount of the debentures. At any time from the closing date until the maturity date of the debentures, the Purchasers have the right to convert the debentures, in whole or in part, into common stock of the Company at the then effective conversion price. The conversion price for the initial $1,000,000 aggregate principal amount of debentures is $0.90 but is subject to adjustment at the time of the second closing. The $2,000,000 aggregate principal amount of debentures issuable at the second closing will have a conversion price equal to the lesser of (1) $0.90, (2) the 75% average of the daily volume weighted average price of the common stock for the five (5) consecutive days preceding the effective date of the registration statement, or (3) the daily volume weighted average price of the common stock on the effective date of the registration statement. The conversion price shall be subject to anti-dilution adjustments under circumstances set forth in the debentures.

Under the securities purchase agreement, the purchasers also received at the first closing warrants to purchase an aggregate of up to 2,500,000 shares of common stock and additional investment rights to purchase up to an additional $2,500,000 principal amount of convertible debentures. The warrants are exercisable at a price of $1.44 per share (subject to adjustment), for a period of five years from the date of issuance. The additional investment rights are exercisable at a price equal to the principal amount of the debentures to be purchased, for (1) a period of nine months following the effective date of the registration statement to be filed pursuant to the registration rights agreement, or (2) a period of 18 months from the date of issuance of the additional investment rights, whichever is shorter. The debentures to be purchased upon the exercise of the additional investment rights will have the same terms as the debentures described above, except that the conversion price will be equal to $1.08 (subject to adjustment).

In connection with such financing, the Company became obligated to issue to its placement agent a warrant to purchase 100,000 shares of common stock at an exercise price of $3.00. If any investor shall exercise its additional investment rights and purchases additional debentures, the placement agent will be entitled to receive additional warrants to purchase up to a number of shares of common stock equal to ten percent (10%) of the exercise price paid upon exercise of the additional investment rights divided by ninety percent (90%) of the market price as of the initial closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies, and predictions of the Company or its management with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are usually identified by the use of words such as "believes," "will," "anticipates," "estimates," "expects," "projects," "plans," "intends," "should," "could," or similar expressions. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation:

      -     our history of operating losses;

      -     our need and ability to raise significant capital;

      - the ability to successfully develop and complete validation studies for our products;

      - development by competitors of new or competitive products or services;

      -     the entry into the market by new competitors;

      - the ability of the Company to retain management, implement its business strategy, assimilate and integrate any acquisitions; and

      - the ability of the Company to successfully commercialize its products.

Although the Company believes that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Except for its ongoing obligation to disclose material information as required by the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Accordingly, the reader should not rely on forward-looking statements, because they are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements.

OVERVIEW

The Company's overall mission is to engage in the early detection, monitoring, and targeting of diseases through the analysis of proteins. Power 3's business objective is to focus on disease diagnosis, protein and biomarkers identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases. We have established a Scientific Advisory Board to assist in the research and development of our products. The members of this Scientific Advisory Board are recognized leaders in their chosen fields and we are working with them to find effective therapeutics and novel predictive medicine for important human diseases.

We were incorporated in 1993 in the State of New York as Sheffeld Acres Inc. Prior to the transaction in the second quarter of this year with Advanced Bio/Chem, Inc., we were primarily engaged in the production and distribution of surgical safety devices through the operations of our subsidiary, Power Medical, Inc., a Nevada corporation. On May 18, 2004, the Company completed an asset purchase agreement with Advanced Bio/Chem, Inc. d/b/a ProtcEx ("Advanced Bio/Chem"). As part of the agreement, the Company purchased all assets and intellectual properties of

 Advanced Bio/Chem and assumed certain liabilities in exchange for the Company's issuance of 15,000,000 shares of the Company's common stock. As a result of this transaction, the Company established the new business direction described above. The accounting for the transaction was treated as a capital transaction rather than a business combination and the Company effectively became a new entity from an accounting perspective on such date. Accordingly, the accompanying consolidated statements of operations reflect activity for the period May 18, 2004 (date of acquisition) to September 30, 2004 for Power 3, and the periods January 1 and April 1, 2004 to May 17, 2004 for the Predecessor's business.

As a result of the Company acquiring the assets and certain liabilities of Advanced Bio/Chem, the Company has transformed itself into an advanced proteomics company that applies existing proprietary methodologies to discover and identify protein biomarkers associated with diseases. By discovery and development of protein-based disease biomarkers, the Company has begun the development of tools for diagnosis, prognosis, early detection and finally new target drugs in cancer, neurodegenerative and neuromuscular diseases such as ALS, Alzheimer's, Parkinson's.

The Company's scientific team is headed by its Chief Scientific Officer, Dr. Ira
L. Goldknopf, who was a pioneer in the science of clinical proteomics in the 1970s and 1980s and in so doing made a significant biochemistry discovery - the ubiquitin conjugation of proteins. The team has leveraged these significant insights and has made progress in the discovery of unique disease protein footprints of biomarkers in breast cancer, neurodegenerative disease, and drug resistance to chemotherapeutic agents.

Proteomics is the study and analysis of proteins. Through proteomics, scientists can more accurately understand the functioning of a healthy body and therefore identify the proteins associated with specific diseases. Proteins that change in the course of disease are the building blocks for new screening and diagnostic tests being developed by the Company to provide earlier disease detection, enhanced treatment and monitoring assistance.

CORPORATE DEVELOPMENTS

With the acquisition of the assets of Advanced Bio/Chem, the Company changed its management team and is focused on bringing the acquired technology to the forefront of the scientific/medical community. The strategy will concentrate on attaining a leading position in the protein-based diagnostic and drug targeting markets utilizing the Company's portfolio of proprietary biomarker disease footprints. During the quarter ending September 30, 2004, the Company continued to accurately identify patterns of proteins associated with disease and apply them to screening diagnostics and drug targets. In the area of neurodegenerative disease, the Company has demonstrated an ability to discriminate between normal individuals and those with neurodegenerative diseases at a level of 86-99%. When evaluated on a mixed pool of blinded sera from the patients, preliminary results indicated an accurate differential diagnosis of ALS, Alzheimer's and Parkinson's diseases at a level of 60-70%. By testing patient body fluids and tissues, such as serum, breast ductal fluid, and bone marrow, the Company has discovered unique snapshots of protein patterns in diseases including, but not limited to: cancers such as breast, leukemia, prostate, bladder, stomach, and esophageal; neurodegenerative diseases such as Alzheimer's, ALS, and Parkinson's; and lymphatic diseases and kidney ailments.

The discovery platform uses proprietary methodologies owned by or licensed to the Company to discover biomarkers in clinical samples. Following sample preparation, the 2D Gel system is used for the separation of protein. The gels are stained, imaged and analyzed with unprecedented sensitivity for differences in the diseased vs. normal samples. The significance of these differences is evaluated relative to the status of the health of the individual. The proteins of interest are removed from the gel matrix, taken apart and analyzed on a mass spectrometer. This information is then cross-referenced on a worldwide database to identify the protein of origin. This process requires a great deal of proteomics experience and expertise to make the end-data interpretable.

In addition, all of the procedures are scaleable. The Company's biomarker Discovery Platform delivers significant discoveries that: detect up to 20X as many proteins in NAF as Mud Pit or SELDI TOF (competing technologies); exhibit reproducible and reliable identification; and display broad dynamic range and linearity of disease protein footprints.

To date, the Company has successfully identified more than 300 specific proteins by developing its proprietary protein technologies gained from over 50 years of combined experience in research in protein biochemistry.

Power 3 is transitioning from a research and development company to one of demonstrating "proof of concept" of its technology in route to the commercialization of its technology, products and services. The Company is engaged in the process of developing a portfolio of products including the NAF
(TM) Test (for early detection of breast cancer), NuroPro(TM) test (for neurodegenerative screening for Alzheimer's, Parkinson's and Amytrophic Lateral Sclerosis diseases) and drug resistance screening in chemotherapeutics.

On June 25, 2004, the Company entered into an exclusive license agreement with the Baylor College of Medicine which grants to the Company an exclusive, worldwide, sublicensable license for serum proteomics methods under certain patent rights for all biomarkers for both diagnostic and therapeutic use in neurodegenerative disease. Under the terms of the agreement the Company paid Baylor an initial license fee and has the obligation to pay future royalties and additional licensing fees upon certain milestones. The term of the agreement is established on a country by country basis and expires on the date of expiration of the last patent rights to expire in that country or the tenth anniversary of the first commercial sale of licensed products in countries where no patents exist in such country. After such expiration the Company will have a perpetual paid in full license in such country.

On August 1, 2004, the Company entered into an exclusive license agreement with The University of Texas M.D. Anderson Cancer Center which grants the Company an exclusive, worldwide, sublicensable license to patents and technologies for early detection screening tests, identified protein biomarkers and drug targets for cancer patient's resistance to drug therapy. The licensed technology was developed through joint collaboration between the Company's scientific team and The University of Texas M.D. Anderson Cancer Center. Under the terms of the agreement, the Company paid The University of Texas M.D. Anderson Cancer Center an initial license fee and has the obligation to pay further royalties and additional licensing fees upon certain milestones. The term of the agreement is established on a country by country basis and expires on the date of expiration of the last patents rights to expire in that country or for a term of fifteen years if no patent rights are applicable. The Company and The University of Texas M.D. Anderson Cancer Center filed a joint patent application on this technology in the third quarter, which is covered by the license.

On August 4, 2004, the Company filed a provisional patent on proteomic testing and biomarker discovery methods using its protein biomarker footprints for early detection, monitoring and staging of a broad range of diseases including breast cancer and neurodegenerative disease.

On August 31, 2004 the Company entered into a research agreement with Baylor College of Medicine for the purpose of discovering biomarkers in serum and plasma that are of particular utility in the diagnosis and drug targeting for metabolic syndrome and associated disorders including diabetes, cardiovascular disease, hypertension and stroke.

THE BREAST CANCER SCREENING TEST

An important factor in surviving cancer is early detection and treatment. According to the American Cancer Society, when breast cancer is confined to the breast, the five-year survival rate is close to 100%. Breast cancer is the second leading cause of cancer deaths in women, with over $7 billion spent on breast cancer diagnosis annually. Due to the limitations of the current diagnostic techniques of mammograms and self-examination, diagnosis of cancer is often missed or inconclusive.

The Company's Proteomic Discovery Platform covered by pending patent applications and trade secrets for identifying proteins which signal pre-mammography stages of breast cancer has led to what the Company believes to be the first test of its type that may detect breast cancer earlier than current technology allows. These discoveries establish the basis of a very sensitive, non-invasive, early detection breast cancer-screening test.

The Company is a party to a license agreement with The University of Texas M.D. Anderson Cancer Center which grants to the Company an exclusive, royalty bearing license to certain patent rights and technology rights for the detection of breast cancer. Under the terms of the agreement, the Company has an obligation to pay The University of Texas M.D. Anderson Cancer Center a license fee which includes the initial license fee previously paid by the Company and a subsequent installment of the license fee is currently payable. The Company has the obligation to pay future annual license maintenance fees, royalties and additional licensing fees upon first sale of FDA approved products by the Company or any sublicense. The term of the agreement is based on the date of expiration of the last patent rights to expire, or in the case of licensed technology rights for a term of fifteen years.

NAF (TM) TEST

The Breast Cancer NAF (TM) Test analyzes fluids from the breast called nipple aspirates fluid (NAF). Initial success yielded the identification of groups of breast cancer proteins in the aspirates. The procedure utilizes a breast pump to obtain a drop of fluid from the nipple. The aspirate is analyzed to identify specific breast cancer protein snapshots.

The Company has completed the initial proof-of concept stage and is currently prepared to move forward with clinical validation studies. In the third quarter of 2004, the Company entered the clinical validation phase for the NAF test. During the period, the Company received approval from the Women's Hospital of Texas, Mercy Women's Center of Oklahoma City, and the New York University Medical Center to begin clinical validation studies for the Company's NAF test for the early detection of breast cancer. This three site clinical validation trial will be based on four hundred patient samples utilizing the Company's NAF Test which analyzes the NAF to monitor groups of breast cancer related protein biomarkers.

THE NEURODEGENERATIVE SCREENING TEST

Early detection of neurodegenerative disease results in better patient outcomes. Three diseases of particular interest are Alzheimer's disease, Parkinson's disease and amyotrophic lateral sclerosis (commonly known as Lou Gehrig's disease or ALS). Alzheimer's disease is the most common form of dementia affecting over 4 million Americans. People as young as 30 years old can contract the disease and one in ten people age 65 and over have Alzheimer's disease. In addition, more than one million people in the U.S. have Parkinson's disease, affecting about 1 in 100 Americans over the age of 60. On a smaller scale, an average of approximately 30,000 Americans are afflicted with ALS (Lou Gehrig's disease), with 5,000 new cases diagnosed annually.

The members of the scientific team at Power 3 have developed a method for the differential diagnosis of neurodegenerative diseases utilizing blood serum, which was co-developed with neurologist, Dr. Stan Appel, Chairman of Neurology and his team at Baylor College of Medicine in Houston. With this test, which involves monitoring the concentration of 8 proteins the Company has demonstrated unique markers whose profiles appear to distinguish patients from those with other motor neuron and neurological disorders.

The Company is continuing its ongoing clinical validation programs in collaboration with Dr. Stan Appel. The Company believes that the initial phase of this clinical validation study was successfully completed. In the area of neurodegenerative disease, the Company has demonstrated an ability to discriminate between normal individuals and those with neurodegenerative diseases at a level of 86-99%. When evaluated on a mixed pool of blinded sera from the patients, preliminary results indicated an accurate differential diagnosis of ALS, Alzheimer's and Parkinson's diseases at a level of 60-70%.

In addition, the Company has secured the exclusive worldwide licensing rights from Baylor College of Medicine for serum proteomics methods and biomarkers for the diagnosis of neurodegenerative diseases, differential diagnosis of Alzheimer's, Parkinson's, ALS diseases, and other motor neuron and neurological disorders. The technology encompassing this agreement was co-developed by the scientific team at Power 3 Medical under the leadership of Dr. Ira L. Goldknopf and the team at Baylor College of Medicine under the direction of Dr. Stan Appel. The test employs the proteomics methods to monitor the concentrations of a panel of proteins in the blood, to distinguish patients with Alzheimer's, Lou Gehrig's (ALS), and Parkinson's diseases from each other as well as from normal individuals and patients with other neurological disorders.

Under the terms of the agreement, the Company has paid Baylor College of Medicine a licensing fee and will make additional payments upon the achievement of certain developmental milestones. Power 3 Medical is responsible for the continuing costs associated with research and development including the filing of patents for the technology and will pay Baylor College of Medicine royalties on the worldwide product sales resulting from the commercialization of this technology.

DRUG RESISTANCE TO CHEMOTHERAPEUTIC AGENTS

By the time development of resistance to chemotherapeutic agents is detected, it is often too late to revise treatment or otherwise save the patient. The Company completed an initial "proof of concept," which addresses drug resistance to a major chemotherapy agent. Determining that a cancer patient is sensitive or detecting a development of resistance during the early stages of treatment may eliminate toxic effects from the treatment drugs, and the need for trial-and-error treatment regimens. These findings may ultimately provide the pharmaceutical industry with the technology to screen patients, on a molecular level, prior to clinical trials and design new drugs to overcome resistance.

METABOLIC SYNDROME

On August 31, 2004 the Company announced that it entered into a research agreement with Baylor College of Medicine for the purpose of discovering biomarkers in serum and plasma that are of particular utility in the diagnosis and drug targeting for metabolic syndrome and associated disorders including diabetes, cardiovascular disease, hypertension and stroke.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

The Company's current portfolio of pending intellectual property, in conjunction with secured licensed agreements, provides the Company with an opportunity to grow through the licensing of biomarkers.

Power 3 pursues an aggressive intellectual property strategy to protect its inventions and discoveries made on its own and with its collaborators. Power 3 works with key physician scientists at major medical research and treatment centers. With access to decisive human clinical samples and trade secret proteomics methodologies, the Company is developing solutions to many pressing challenges in diagnosis and treatment of patients. This research and development has resulted in the Company's execution of research agreements, technology license agreements, and the filing of provisional and utility patents. Power 3 is also adding additional layers of research and license agreements, patent filings and trade secrets, as its technology and product portfolio develops, to cover:

      -     Processes - Manner in which discoveries are made and tests developed

      -     Discoveries - Protein disease footprints and biomarkers

      -     Assays - Screening and diagnostic assays

During the third quarter ended September 30, 2004, the Company filed five patent applications focusing on the Company's biomarker discovery technologies and biomarkers for breast cancer. These patent applications include the following:

      - a provisional application on July 13, 2004 for Antibody-based system for detection of differential Protein Expression Patterns,

      - a provisional application on July 27, 2004 for differential protein expression patterns related to disease states,

      - a utility application on September 1, 2004 for a biomarker for breast cancer,

      - a provisional application on September 29, 2004 for a proteotic discovery process, and

      - a utility application on September 29, 2004 for a Proteomic Platform patent and on the differential protein expression patterns related to disease states.

In addition, the Company is preparing to file additional patent applications on biomarkers for the differential diagnosis of neurodegenerative disease. Also during the third quarter of 2004, the Company filed four trademark applications.

STRATEGIC PARTNERS INITIATIVE

The Company continues to seek synergistic strategic partners to license and develop our growing portfolio of protein biomarker disease footprints. The Company's business plan includes the development of these strategic partnerships which the Company anticipates will assist in the Company's evolution over the next several years including the commercialization of our proprietary technologies.

The Company recognizes that the licensing of our proprietary technologies to industry leaders is one of the most expedient approaches to develop our technology into important diagnostic tools for the detection of diseases. This focused positioning of our products and services will enable the Company to capture not only clinical and public awareness of its proprietary technologies, but a major porting of that technology to the early detection and screening markets.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

There were no revenues for the three months ended September 30, 2004 with a resulting $26,504 negative variance versus revenues for the corresponding three months ended in the prior year. Total costs and expenses of $4,183,570 increased in the current period versus the corresponding prior period expenses of $1,351,709 as a result of increased stock compensation expense of $3,609,437 in the current period due to the issuance of common stock to management and other employees as well as consultants and advisors.

The loss from operations for the current period of $4,183,570 is greater than the loss of $1,325,205 in the corresponding prior period due to reduced revenues and the increase in operating expenses due to increased stock compensation expense in the current period.

Period Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

There were no significant revenues for the period ended September 30, 2004 with a resulting $207,466 negative variance versus the corresponding nine months ended in the prior year. Total costs and expenses of $10,592,031 increased in the current period versus the corresponding prior period expenses of $2,055,379 as a result of increased stock compensation expense of approximately $9,799,090 in the current period due to the issuance of shares of common stock to management and other employees as well as consultants and advisors.

The loss from operations for the current period of $10,578,431 is greater than the loss of $1,834,313 in the corresponding prior period due to reduced revenues and the increase in operating expenses due to increased stock compensation expense.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004 the Company had $36,453 in current assets which included $13,042 in cash. During the three months ended September 30, 2004 we incurred a loss of $4,183,570 and at September 30, 2004, we had a stockholders' deficit of $135,543.

 We have financed our operations since the date of the Advanced Bio/Chem transaction primarily through the net proceeds generated from the sale of our common stock.

Our liquidity and capital needs relate primarily to working capital, research and development and other general corporate requirements. We have not received any cash from operations.

Net cash used by the Company during the period May 18, 2004 (date of acquisition) to September 30, 2004 for investing and financing activities was approximately $850,000 compared to approximately $540,000 for the nine months ended September 30, 2003. The cash used in operations is primarily general and administrative expenses incurred in maintaining our administrative infrastructure and funding research and development. As of September 30, 2004, our principal sources of liquidity were approximately $36,453 in current assets which included approximately $13,042 in cash, an agreement with an institutional investor providing for the issuance of up to $1,500,000 in common stock (of which $722,735 has already been infused at September 30, 2004).

The Company has entered into a Securities Purchase Agreement, dated as of October 28, 2004, with certain accredited investors. Pursuant to the Securities Purchase Agreement, the purchasers agreed to purchase from the Company convertible debentures due three (3) years from the date of issuance in the aggregate principal amount of $3,000,000. The Securities Purchase Agreement also provides for the issuance to the purchasers of warrants to purchase shares of the Company's common stock and additional investment rights to purchase additional convertible debentures. In connection with the Securities Purchase Agreement, the Company also entered into a registration rights agreement with the purchasers, which requires that the Company file a registration statement with the SEC registering on behalf of the purchasers the resale of the shares of common stock issuable upon conversion of the debentures (including the debentures issuable upon exercise of the additional investment rights) and the exercise of the warrants.

Effective October 28, 2004, the Company issued and sold to the purchasers the first $1,000,000 in aggregate principal amount of such debentures at the initial closing under the Securities Purchase Agreement. Subject to the conditions set forth in the Securities Purchase Agreement, the purchasers are required to purchase the remaining $2,000,000 in aggregate principal amount of such debentures at the second closing, which is to occur on or before the fifth trading day after the effective date of the registration statement. Pursuant to the registration rights agreement, the Company is required to file a registration statement within 45 days after the initial closing.

The debentures issued in the initial closing will be due and payable in full on October 28, 2007, and will not bear interest. The debentures issuable at the second closing will be due and payable in full three (3) years after the date of their issuance, and will not bear interest. The aggregate cash purchase price for the debentures will be $3,000,000, which is equal to the full face amount of the debentures. At any time from the closing date until the maturity date of the debentures, the Purchasers have the right to convert the debentures, in whole or in part, into common stock of the Company at the then effective conversion price. The conversion price for the initial $1,000,000 aggregate principal amount of debentures is $0.90 but is subject to adjustment if either (1) 75% of the average of the daily volume weighted average price of the common stock for the five (5) consecutive trading days preceding the date that the initial registration statement filed by the Company pursuant to the registration rights agreement is declared effective by the SEC or (2) the daily volume weighted average price of the common stock on such date is less than $0.90 per share. In such event, the conversion price will be adjusted down to equal the lower of (1) the 75% average of the daily volume weighted average price of the common stock for the five (5) consecutive days preceding the effective date of the registration statement or (2) the daily volume weighted average price of the common stock on the effective date of the registration statement. The $2,000,000 aggregate principal amount of debentures issuable at the second closing will have a conversion price equal to the lesser of (1) $0.90, (2) the 75% average of the daily volume weighted average price of the common stock for the five (5) consecutive days preceding the effective date of the registration statement, or
(3) the daily volume weighted average price of the common stock on the effective date of the registration statement. The conversion price shall be subject to adjustment under circumstances set forth in the debentures.

The debenture contains covenants that will limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; incur or create liens; amend its certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the debentures; and repay or repurchase more than a de minimis number of shares of common stock other than as permitted in the debentures and other documents executed with the Purchasers. The debentures include customary default provisions and an event of default includes, among other things, a change of control of the Company, the sale of all or substantially all of the Company's assets, the failure to have the registration statement declared effective on or before the 180th day after the initial closing date, and the lapse of the effectiveness of the registration statement for more than 30 consecutive trading days during any 12-month period (with certain exceptions), the failure of the Company to timely deliver certificates to holders upon conversion and a default by the Company in any obligations under any indebtedness of at least $150,000 which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each debenture may become immediately due and payable, either automatically or by declaration of the holder of such debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 130% of the principal amount of the debentures to be prepaid or the principal amount of the debentures to be prepaid, divided by the conversion price on the date specified in the debenture, multiplied by the closing price on the date set forth in the debenture.

Under the Securities Purchase Agreement, the purchasers will also receive warrants to purchase an aggregate of up to 2,500,000 shares of common stock and additional investment rights to purchase up to an additional $2,500,000 principal amount of convertible debentures. The warrants are exercisable at a price of $1.44 per share (subject to adjustment), for a period of five years from the date of issuance. The additional investment rights are exercisable at a price equal to the principal amount of the debentures to be purchased, for (1) a period of nine months following the effective date of the registration statement to be filed pursuant to the Registration Rights Agreement, or (2) a period of 18 months from the date of issuance of the additional investment rights, whichever is shorter. The debentures to be purchased upon the exercise of the additional investment rights will have the same terms as the debentures described above, except that the conversion price will be equal to $1.08 (subject to adjustment).

Each purchaser has contractually agreed to restrict its ability to convert the debentures, exercise the warrants and additional investment rights and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to such conversion or exercise.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

The Company currently does not have operating revenues from product sales and we continue to experience net operating losses. We are actively pursuing third party licensing agreements, collaboration agreements and similar business arrangements in order to establish a revenue base utilizing the Company's capabilities in disease diagnosis based on protein and biomarker identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases. This initiative has included negotiations and technical meetings with potential strategic partners in which the Company has provided an overview of its scientific capability for the purpose of identifying those partners interested in establishing working relationships to serve as a platform for commercialization the Company's biomarker portfolio. The Company has undertaken clinical validation studies to demonstrate its diagnostic capability. However, there can be no assurances that revenue generating agreements will be in place in the next twelve months.

Absent a source of revenues, the Company will require funding in order to carry out its business plan until such time as it is able to generate sustained revenues. Currently, the Company's cash requirements are approximately $200,000 per month and we anticipate that we will require approximately $2,400,000 for the twelve months ended September 30, 2005 to continue our research and development activities, undertake and perform clinical validation studies, continue our marketing efforts and maintain our administrative infrastructure. The Company has no significant capital expenditure requirements and does not plan to increase its monthly expenditure rate absent an increase in revenues or additional funding.

As noted in "Liquidity and Capital Resources" above, the Company has entered into a Securities Purchase Agreement dated October 28, 2004. Pursuant to the Securities Purchase Agreement, the purchasers agreed to purchase convertible debentures in the aggregate principal amount of $3,000,000. The Securities Purchase Agreement also provides for the issuance of warrants to purchase shares of the Company's common stock and additional investment rights to purchase additional convertible debentures. On the initial closing under the Securities Purchase Agreement, which occurred effective as of October 28, 2004, the purchasers purchased the first $1,000,000 in aggregate principal amount of the convertible debentures. Subject to the conditions set forth in the Securities Purchase Agreement, the purchasers are required to purchase the remaining $2,000,000 in aggregate principal amount of such convertible debentures on or before the fifth trading day after the effective date of the registration statement required to be filed by the Company registering on behalf of the purchasers the resale of the shares of common stock issuable upon conversion and exercise of the securities. Assuming the completion of the second closing and sale and issuance of the remaining $2,000,000 in aggregate principal amount of the convertible debentures, the Company estimates it will have adequate cash to allow it to meet its funding requirements through the third quarter of 2005.

In addition to the convertible debenture, the Company also issued on the initial closing date, warrants to purchase up to 2,500,000 shares of common stock, with an exercise price equal to $1.44. Full exercise of the warrants would generate funds in excess of $3,500,000 for the Company. The Company also issued additional investment rights, which give the purchasers the right to purchase up to an aggregate of $2,500,000 of convertible debentures at the conversion price thereof of $1.08. However, the exercise of these warrants and additional investment rights is at the discretion of the purchasers and there are no assurances that the purchasers will exercise their rights under such securities.

We will continue to require additional debt or equity financing for our operations which may not be readily available. Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources. Our management believes that even though we currently have limited cash resources and liquidity, the funds available from the recent financing will allow the Company to continue operations through January 2005 and, assuming the sale and issuance of the additional $2,000,000 of convertible debentures, through the third quarter of 2005. However, actual results may differ materially from such estimate, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company. Insufficient funding will require the Company to curtail or terminate operations.

ITEM 3. CONTROLS AND PROCEDURES

In connection with certain recent transactions and the preparation and review of our consolidated financial statements for the quarterly period ended September 30, 2004, management discovered that certain stock grants made by the Company during the second quarter and relating to the Advanced Bio/Chem transaction were improperly documented. As a result, and after discussing the misstatements with our independent registered public accounting firm, management determined that stock based compensation expense and related financial information in our financial statements for the quarterly period ended June 30, 2004 were incorrect. In addition, management discovered that certain documentation relating to the issuance of its capital stock had not been properly completed and, as a result, the Company had not properly accounted for its issued and outstanding shares of common stock and its authorized preferred stock. We have filed an amended Quarterly Report on Form 10-QSB as of the date of this Quarterly Report to reflect such restatement.

Subsequent to management's identification of the misstatements in our financial statements and after discussing the misstatements with our independent registered public accounting firm, we have identified certain deficiencies and issues with our internal controls. These deficiencies and issues include:

      - Deficiencies related to inadequate or ineffective policies for documenting transactions. We identified deficiencies in our controls relating to certain non-accounting documentation. We discovered instances where certain corporate documents were not filed or otherwise properly processed. We also discovered that certain documentation following the Advanced Bio/Chem transaction was not properly completed.

      - Deficiencies related to execution of processes relating to accounting for transactions. We identified deficiencies in accounting for certain aspects of our operations, such deficiencies primarily attributable to improper documentation referenced above. These deficiencies related to determining and disclosing the fair value of stock based compensation.

      - Deficiencies related to the internal control environment. We have determined that for the quarterly period ended June 30, 2004, we had deficiencies due to inadequate staffing in our accounting department and the lack of a full-time chief financial officer. While we hired a chief financial officer and added personnel in our accounting department during the third quarter, the transition in accounting resulting from the accounting treatment of the Advanced Bio/Chem transaction remained substantial through the third quarter and issues remained due to inadequate staffing.

Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Chief Executive Officer and Chief Financial Officer have determined that they cannot reasonably conclude that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the required time periods.

The Company believes that such deficiencies are attributable to many factors with the principal factors resulting from the quality of the Company's disclosure controls and procedures at the time of the Advanced Bio/Chem transaction and the transition following that transaction. Management has experienced certain issues during the integration process and is continuing its efforts to complete the process. As a result of the findings above, we have implemented and will continue to implement the following actions:

      - We hired a full-time chief financial officer at the beginning of the third quarter.

      -     We hired an additional accountant in the accounting department.

      - We have engaged outside resources to supplement our financial and accounting personnel to support the preparation of financial statements and reports to be filed with the SEC.

      - We are establishing procedures to improve our review and processing of non-accounting documentation and contracts.

      - We intend to engage outside consultants to advise our management on additional enhancements to our internal controls.

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

As described above, during the quarterly period ended September 30, 2004, we hired a full-time chief financial officer and increased personnel in our accounting department. Since the discovery of the issues and deficiencies described above, we also began implementing the changes above. These actions have materially affected, or are reasonably likely to materially affect, our internal controls over financial accounting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company knows of no significant legal proceedings to which it is a party or to which any of its property is the subject or any unsatisfied judgments against the Company and knows of no other material legal proceedings which are pending, threatened or contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective April 1, 2004, the Company entered into a securities purchase agreement with an institutional investor covering the purchase of up to $1,500,000 of restricted common stock at various prices. During the three month period ended September 30, 2004, the Company received net advances of $627,735 under the arrangement. As of September 30, 2004, the Company was obligated to issue approximately 199,899 additional shares of common stock to the investor for the advances received during such period. In return for arranging the financing, the Company agreed to pay a fee of 3% of the gross funding and to issue 100,000 shares of the Company's common stock.

On July 13, 2004, the Company entered into a media agreement pursuant to which the Company issued 125,000 shares of common stock in consideration for the services to be provided thereunder to the Company.

These shares were issued in private placements exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Neither we nor any person acting on our behalf offered or sold the foregoing securities by means of any form of general solicitation or general advertising. A resale legend has been provided for the stock certificates stating that the securities have not been registered under the Securities Act of 1933 and cannot be resold or otherwise transferred without registration or an exemption.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
  NO.                                 DESCRIPTION
 3.1        Certificate of Incorporation (incorporated by reference to Exhibit
            2.5 to the Company's Form 10-SB filed on September 28, 1998).

 3.2 Certificate of Merger (incorporated by reference to Exhibit 2.7 to the Company's Form 10-SB filed on September 28, 1998).

 3.3        Certificate of Amendment of the Certificate of Incorporation
            (incorporated by reference to Exhibit 2.9 to the Company's Form
            10-SB filed on September 28, 1998).

 3.4        Certificate of Amendment of the Certificate of Incorporation
            (incorporated by reference to Exhibit 3.(I).10 to the Company's Form
            S-3 filed on March 2, 2000).

 3.5        Certificate of Amendment to the Certificate of Incorporation
            (incorporated by reference to Exhibit 3.1

EXHIBIT
  NO.                                 DESCRIPTION
            to the Company's Form 8-K filed on November 5, 2004).

 3.6 Bylaws (incorporated by reference to Exhibit 3.(II).2 to the Company's Amendment No. 1 to Form 10-SB filed on April 6, 1999).

 4.1 Form of Convertible Debenture Due October 28, 2007 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on November
            3, 2004).

 4.2        Form of Common Stock Purchase Warrant (incorporated by reference to
            Exhibit 4.2 to the Company's Form 8-K filed on November 3, 2004).

 4.3        Form of Additional Investment Right (incorporated by reference to
            Exhibit 4.3 to the Company's Form 8-K filed on November 3, 2004).

10.1*+ Exclusive License Agreement dated effective as of June 28, 2004 by and between Baylor College of Medicine and Power 3 Medical Products,
            Inc.

10.2*+ Patent and Technology License Agreement dated August 1, 2004 by and between The Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center, and
            Power 3 Medical Products, Inc.

10.3*+ Patent and Technology License Agreement dated September 1, 2003 by and between The Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center, and Advanced Bio/Chem, Inc. (d/b/a ProteEx).

31.1*       Certification

31.2*       Certification

32.1**      Certification Pursuant to Section 906

32.2**      Certification Pursuant to Section 906

------------------------
*  Filed with this report.

** Furnished with this report.

+ Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Power 3 Medical Products, Inc. (Registrant)

Date: November 15, 2004           By:  /s/ Steven B. Rash
                                      ------------------------------------------
                                       Steven B. Rash
                                       Chief Executive Officer

Date: November 15, 2004           By:  /s/ Michael J. Rosinski
                                      ------------------------------------------
                                       Michael J. Rosinski
                                       Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                 DESCRIPTION
  3.1       Certificate of Incorporation (incorporated by reference to Exhibit
            2.5 to the Company's Form 10-SB filed on September 28, 1998).

  3.2 Certificate of Merger (incorporated by reference to Exhibit 2.7 to the Company's Form 10-SB filed on September 28, 1998).

  3.3       Certificate of Amendment of the Certificate of Incorporation
            (incorporated by reference to Exhibit 2.9 to the Company's Form
            10-SB filed on September 28, 1998).

  3.4       Certificate of Amendment of the Certificate of Incorporation
            (incorporated by reference to Exhibit 3.(I).10 to the Company's Form
            S-3 filed on March 2, 2000).

  3.5       Certificate of Amendment to the Certificate of Incorporation
            (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on November 5, 2004).

  3.6 Bylaws (incorporated by reference to Exhibit 3.(II).2 to the Company's Amendment No. 1 to Form 10-SB filed on April 6, 1999).

  4.1 Form of Convertible Debenture Due October 28, 2007 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on November
            3, 2004).

  4.2       Form of Common Stock Purchase Warrant (incorporated by reference to
            Exhibit 4.2 to the Company's Form 8-K filed on November 3, 2004).

  4.3       Form of Additional Investment Right (incorporated by reference to
            Exhibit 4.3 to the Company's Form 8-K filed on November 3, 2004).

 10.1*+ Exclusive License Agreement dated effective as of June 28, 2004 by and between Baylor College of Medicine and Power 3 Medical Products,
            Inc.

 10.2*+ Patent and Technology License Agreement dated August 1, 2004 by and between The Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center, and
            Power 3 Medical Products, Inc.

 10.3*+ Patent and Technology License Agreement dated September 1, 2003 by and between The Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center, and Advanced Bio/Chem, Inc. (d/b/a ProteEx).

 31.1*      Certification

 31.2*      Certification

 32.1**     Certification Pursuant to Section 906

 32.2**     Certification Pursuant to Section 906

------------------------
*  Filed with this report.

** Furnished with this report.

+ Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.