Form 10QSB/A
period 2004-09-30
POWER 3 MEDICAL PRODUCTS INC
filed 2005-03-28
CIK 1063530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________

                           COMMISSION FILE NO. 0-24921

                                   ----------

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

         Issuer's telephone number, including area code: (281) 466-1600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 15, 2004, there were 62,252,930 shares of voting common stock of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                EXPLANATORY NOTE

     This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004, as originally filed on November 15, 2004, is being filed solely to refile Exhibits 10.1, 10.2 and 10.3. These exhibits were previously filed with our Quarterly Report on Form 10-QSB on November 15, 2004 in conjunction with a request for confidential treatment. The redactions to Exhibits 10.1, 10.2 and 10.3 have been amended in accordance with a revised request for confidential treatment filed separately by Power 3 Medical with the Securities and Exchange Commission. An amended list of exhibits is set forth below.

     Except as described above, no other changes have been made to the Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

                                     PART II

ITEM 6. EXHIBITS

(a) Each of the following exhibits is incorporated by reference or filed herewith:

Exhibit No.   Description
-----------   -----------
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

3.6           Bylaws (incorporated by reference to Exhibit 2.10 to the Company's
              Form 10-SB filed on September 28, 1998).

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

31.1*         Certification of Power 3 Medical Products, Inc.'s Chief Executive
              Officer, Steven B. Rash, pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002.

31.2*         Certification of Power 3 Medical Products, Inc.'s Chief Financial
              Officer, Michael J. Rosinski, pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.

32.1**        Certification Pursuant to Section 906.

32.2**        Certification Pursuant to Section 906.

*    Filed with this report.

**   Previously furnished.

+ Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2005                   POWER 3 MEDICAL PRODUCTS, INC.


                                        By: /s/ Steven B. Rash
                                            ------------------------------------
                                            Steven B. Rash
                                            Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
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

3.6           Bylaws (incorporated by reference to Exhibit 2.10 to the Company's
              Form 10-SB filed on September 28, 1998).

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

31.1*         Certification of Power 3 Medical Products, Inc.'s Chief Executive
              Officer, Steven B. Rash, pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002.

31.2*         Certification of Power 3 Medical Products, Inc.'s Chief Financial
              Officer, Michael J. Rosinski, pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.

32.1**        Certification Pursuant to Section 906.

32.2**        Certification Pursuant to Section 906.

*    Filed with this report.

**   Previously furnished.

+ Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.