Form 10QSB
period 2005-03-31
POWER 3 MEDICAL PRODUCTS INC
filed 2005-05-24
CIK 1063530

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2005

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

                                 (281) 466-1600
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of May 15, 2005, there were 65,345,121 shares of voting common stock of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                       1

        Item 2. Unregistered Sales of Equity Securities and Use of

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                          POWER3 MEDICAL PRODUCTS, INC.
                        (A Development Stage Enterprise)
                  CONDENSED BALANCE SHEET AS OF MARCH 31, 2005
                                   (unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                   $        38,358
Prepaid expenses and other current assets                             7,201
       Total current assets                                          45,559

FURNITURE, FIXTURES AND LAB EQUIPMENT (net of
    accumulated depreciation of $243,024)                            72,283

OTHER ASSETS:
   Debt issuance costs - net                                        168,619
   Other intangibles - net                                          169,601
   Deposits                                                          25,900

TOTAL                                                       $       481,962
                                                            ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued and other liabilities          $     1,449,245
Notes payable                                                        20,000
Convertible debentures (net of unamortized discounts of
   $1,238,899)                                                      161,111
        Total current liabilities                                 1,630,356

COMMITMENTS AND CONTINGENCIES (see Notes (1) and (8))

STOCKHOLDERS' DEFICIT:
  Common stock - $0.001 par value: 150,000,000 shares
   authorized; 65,345,121 shares issued and outstanding              65,345
  Additional paid-in capital                                     34,804,083
  Common stock subscribed                                            70,000
  Deferred compensation                                         (15,794,030)
  Deficit accumulated during the development stage              (20,293,793)
       Total stockholders' deficit                               (1,148,395)

TOTAL                                                       $       481,962
                                                            ================

See notes to condensed financial statements.

                         POWER 3 MEDICAL PRODUCTS, INC.
                        (A Development Stage Enterprise )
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
___________________________________________________________________________________________________

                                                               For the Period      Advanced BioChem
                                                                May 18, 2004      (the Predecessor)
                                              For the Three       (date of
                                               Months Ended    acquisition) to   For the Three Months
                                              March 31, 2005   March 31, 2005    Ended March 31, 2004

REVENUES                                       $          -    $      4,000         $     137,837

OPERATING EXPENSES:
Stock based compensation and consulting           3,609,438      17,509,067                     -
Other operating expenses                            720,896       2,543,066               167,727
   Total operating expenses                       4,330,334      20,052,133               167,727

LOSS FROM OPERATIONS                              4,330,334      20,048,133                29,890

INTEREST AND FINANCING EXPENSE                      189,787         245,660                51,942

NET LOSS                                       $ (4,520,121)   $(20,293,793)        $     (81,832)
                                               =============   =============        ==============

NET LOSS PER SHARE - Basic and diluted         $       (.07)                        $        (.01)
                                               =============                        ==============

Weighted average number of shares
   Outstanding                                   65,345,121                            12,624,672
                                               =============                        ==============
___________________________________________________________________________________________________

See notes to condensed financial statements.

                          POWER 3 MEDICAL PRODUCTS, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

______________________________________________________________________________________________________________

                                                                           For the period
                                                                            May 18, 2004         Advanced BioChem
                                                             For the         (date of           (the Predecessor)
                                                           Three Months     acquisition)
                                                           Ended March      to March 31,       For the Three Months
                                                             31, 2005          2005           Ended March 31, 20045

NET CASH USED IN OPERATING ACTIVITIES                      $  (529,802)    $(1,799,420)           $  (269,535)

CASH USED  IN INVESTING ACTIVITIES                             (25,622)       (319,957)                     -

NET CASH PROVIDED BY FINANCING ACTIVITIES                      435,000       2,157,735                271,491

NET CHANGE IN CASH AND CASH EQUIVALENTS                       (120,424)         38,358                  1,956

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 158,782               -                      -

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    38,358     $    38,358            $     1,956
                                                           ============    ============           ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of net liabilities in a
    recapitalization - see Note A                          $         -     $   (41,635)           $         -
                                                           ============    ============           ============
Issuance of common stock for net liabilities
   of Advanced BioChem                                     $         -     $  (444,774)           $         -
                                                           ============    ============           ============

Liabilities converted to stock                             $         -     $    31,471             $    25,477
                                                           ============    ============           ============
______________________________________________________________________________________________________________

See notes to condensed financial statements.

                          POWER 3 MEDICAL PRODUCTS, INC
                        (A Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

(1) Nature of Operations and Background

Prior to May 18, 2004, Power 3 Medical Products, Inc. ("Power 3" or the
"Company"), formerly known as Surgical Safety Products, Inc., was engaged in product development, sales and distribution and services for the healthcare industry. The Company had limited business activity during 2003 and the period
January 1, 2004 to May 18, 2004 (date of acquisition). Subsequent to the acquisition described below, the overall business strategy of Power 3 was changed. Power 3 is currently engaged in the early detection, monitoring, and targeting of diseases through the analysis of proteins. The Company's business objective is to focus on disease diagnosis, protein and biomarkers identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases by utilizing protein identification for cancer discovery and applying proteomics to the medical diagnostic market (principally hospitals and other medical facilities). The Company's products are in the form of diagnostic tests. Principal national markets include diagnostics and drug discovery and development in the United States and Canada.

Because Power3 has been focusing most of its efforts on research and development, and capital raising activities since May 18, 2004 and because it has not generated significant revenues through March 31, 2005, it is considered to be in the development stage as defined in Financial Accounting Standards
Board Statement No. 7. Accordingly, some of its accounting policies and procedures have not yet been established.

Advanced BioChem Transaction

On May 18, 2004, Power 3 purchased all of the assets of Advanced BioChem, Inc.
(the "Predecessor" or "Advanced BioChem") and initially agreed to assume approximately $260,000 of the Predecessor's liabilities (or approximately 8% of the total of such liabilities) in exchange for the issuance of 15,000,000 shares of its common stock pursuant to an Asset Purchase Agreement of even date therewith. For financial statement purposes, the transaction has been accounted for as a re-capitalization of the equity structure rather than a business combination. Accordingly, no stock based compensation expenses were recorded as a result of this transaction, and the assets and liabilities of Power3 and the
Predecessor were combined based on their historical costs. Also, the accumulated deficits of Power3 and the Predecessor prior to the date of the transaction were eliminated.

In May 2005, Advanced BioChem publicly announced that it was reviewing the terms of the aforementioned acquisition, and has asserted that the Company, together with Messrs. Rash and Goldknopf, are responsible for the Predecessor's liabilities (with the exception of those specifically excluded). The amount of such disputed liabilities is approximately $2,700,000. The terms of the Asset
Purchase Agreement are not clear and are subject to different interpretations.
While the Company believes that it has properly interpreted the provisions of the agreement, fulfilled its obligations there under and reflected the terms of the transaction in its financial statements and previous filings, in an effort to avoid possible litigation and to settle the claims asserted by Advanced
BioChem, the Company has attempted to negotiate a settlement with Advanced
BioChem, which in part included an offer to assume additional liabilities of
$425,000. However, at this time, Advanced BioChem has ceased discussions with the Company indicating that it will delay any action for a period of thirty days to allow the Company to become current in its filings with the SEC.

While it is not certain that the Company will ultimately be required to assume the additional $425,000 of liabilities, in accordance with Financial Accounting
Standards Board Statement Number 5, "Accounting for Contingencies", the Company
has reflected this settlement offer as a purchase price adjustment in the accompanying financial statements by recording the additional liabilities of
$425,000 and reducing additional paid in capital by such amount. In addition, the Company remains contingently liable for the remaining liabilities of
$2,325,000. However the purchase price and related financial statements have not been adjusted for these liabilities as the fair value of this contingency cannot be reasonably estimated at this time.

At the time of the acquisition, the Company's Chief Executive Officer owned approximately 3.92% of the common stock of Advanced BioChem, thus resulting in indirect beneficial ownership at the time of the transaction of approximately
588,000 shares of the Company's common stock through the Predecessor.
Additionally, the Company's Chief Scientific Officer held approximately 8.23% of the common stock of Advanced BioChem at the time of the transactions, thus resulting in his indirect beneficial ownership at the time of the transaction of approximately 1,234,500 shares of the Company's common stock through the
Predecessor.

Because of this transaction, and because the Company is in the development stage, the accompanying statements of operations and cash flows include the accounts and balances of the Advanced BioChem for the quarter ended March 31,
2004, and the accounts and balances of the Company for the quarter ended March
31, 2005 and for the period May 18, 2004 (date of acquisition) to March 31,
2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates that are critical to the accompanying financial statements include assessing the impact of contingencies (see above and Note 7)
and the amortization periods for the debt issuance costs and debt discount on the convertible debentures (see Note 8) as well as estimating depreciation and amortization periods of tangible and intangible assets, and long-lived impairments, among others.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Furniture, Fixtures and Lab Equipment

Furniture, fixtures and lab equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the assets'
estimated useful lives. At March 31, 2005, certain lab equipment having a net book value of approximately $39,500 serves as security for certain liabilities.

Debt Acquisition Costs

Debt acquisition costs are being amortized over the maximum term of the convertible debentures of three years using the straight line method.

Unamortized Discount

Unamortized discount resulting from the allocation of value to warrants and the beneficial conversion feature embedded in the convertible debentures (see Note
8) is being amortized to interest expense over the contractual lives of the debentures using the interest method.

Other Intangibles

Other intangibles consist primarily of patents which are recorded at cost and arise from legal and filing fees. Patents and other intangibles are being amortized over ten years on a straight-line basis.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. The Company evaluated its long-lived assets at December 31, 2004 and determined that certain impairment losses were necessary. As a result, operations were charged for $15,832 during the period
May 18, 2004 (date of acquisition) to December 31, 2004. Management believes that the remaining balances of the Company's long-lived assets are recoverable at March 31, 2005.

Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128 "Earnings per
Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").
Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. In periods in which they would be anti-dilutive, common equivalent shares are ignored in the loss per share calculations. As a result, basic and diluted net loss per share are identical for each of the periods in the accompanying financial statements.

Stock - Based Compensation

The Company accounts for equity instruments issued to employees for services based on the intrinsic value of the equity instruments issued and accounts for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

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

Income Taxes

The Company and the Predecessor compute income taxes in accordance with
Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes"
("SFAS 109"). The Company also prepares its income taxes in accordance with this standard. Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. There were no significant temporary differences at
March 31, 2005.

Research and Development

Research and development costs, which approximated $172,000 and $362,000 for the three months ended March 31, 2005 and the period May 18, 2004 (date of acquisition) to December 31, 2004, respectively, are expensed as incurred. There were no research and development costs incurred during the three months ended
March 31, 2004.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Investments

The Company accounts for its interest in Power 3 Medical, Inc., a Nevada corporation, now known as Tenthgate, Inc., using the cost method.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
("GAAP") for interim financial information and with the instructions to Form
10-QSB and Item 310(b) of Regulation S-B. As such, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ended
December 31, 2005.

(2) Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has primarily been involved in research and development and capital raising activities; as such the Company has incurred significant losses from operations and has a significant stockholders' deficit at March 31, 2005. As a result, the
Company has an immediate need for capital to continue its operations, and it will need to raise significant additional funds to implement its business plan.
This cash will have to come from equity sales and/or borrowings as management has projected that the Company will need significant additional capital for development and other ongoing operational activities before it will have any anticipated revenue generating products. The actual amount of funds that the
Company will need will be determined by many factors, some of which are beyond the Company's control. These factors include:

|X| The extent to which the Company enters into licensing arrangements, collaborations or joint ventures;
|X| The progress and results of research and product development;
|X| The costs and timing of obtaining new patent rights;
|X| The extent to which the Company requires or licenses other technologies;
    and
|X| Regulatory changes and competition and technological developments in the market.

A current focus of management is on raising the remaining funds of $1,600,000 potentially available to them pursuant to the Securities Purchase Agreement dated October 28, 2004 (the "Agreement"). These funds will be immediately reduced by the payment of certain delinquent payables of approximately $200,000 and $251,000 of certain bridge financing received in April 2005 that is to be repaid upon the receipt of the $1,600,000. The Company is in immediate need for capital to continue its operations and as such its ability to continue as a going concern is subject to its ability to generate a profit or obtain necessary funding from outside sources. Management believes that even though the Company currently has limited cash resources and liquidity, assuming exercise of the warrants and additional investment rights specified in the Agreement, that the net funds available from the final closing under such Agreement will allow the
Company to continue operations through the first quarter of 2007. In the event the final closing and sale of $1,600,000 in aggregate principal amount of debentures occurs, but the warrants and additional investment rights are not exercised, the
Company anticipates that it will need to raise additional capital prior to
October 2005 to meet its operating costs. However, the Company is currently in default under the conditions set forth in the Agreement as well as the debentures and registration rights agreement and consequently, there is no assurance that the Company will be successful in completing the sale and issuance of the remaining $1,600,000 aggregate principal amount of debentures and/or the additional investments rights pursuant to the Agreement. If the
Company is unsuccessful in the closing of the sale and issuance of the
$1,600,000 aggregate principal amount of debentures at the final closing, the
Company will be required to obtain alternative financing, sell or license some of its technology, and/or to curtail or cease its operations. Any such funding may significantly further dilute existing shareholders or may limit the
Company's rights to its technology. Moreover, the increase in the number of shares available in the public marketplace may reduce the market price for the
Company's common stock, and consequently, the price investors may receive at the time of sale. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Loss Per Share

The following common equivalent shares have been excluded from the fully diluted loss per share calculations because the effects would be anti-dilutive;

o 2,500,000 warrants, and additional investment rights having a value of
  $2,500,000, which were issued to certain accredited investors on October
  28, 2004 under the Agreement. In addition, pursuant to the Agreement, the investors purchased certain convertible debentures that if exercised, will result in the issuance of an indeterminate number of shares of common stock.

o 333,333 warrants which were issued to certain accredited investors on
  January 26, 2005 under the Agreement. In addition, pursuant to the
  Agreement, the investors purchased certain convertible debentures that if exercised, will result in the issuance of an indeterminate number of shares of common stock

o 580,000 shares of warrants which were issued to members of the Company's
  Scientific Advisory Board and various other consultants in 2004 (including
  100,000 to the agent that placed the convertible debentures discussed above). The warrants, which expire three to five years from the dates of the respective grants and were issued at no cost to such personnel, may be converted to a like number of shares of the Company's common stock at any time prior to their expiration(s). As a result, during the period May 18,
  2004 (date of acquisition) to December 31, 2004, the Company recorded
  $626,100 of stock based compensation as a result of the issuance of these warrants, which amounts represent the fair value of the warrants on the dates they were granted.

(4) Income Taxes

The Company, and the Predecessor, recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At March 31, 2005 the Company had net operating loss carryforwards for income tax purposes of approximately $9,551,000 (the significant difference between these net operating loss carryforwards and the Company's deficit, and previous losses incurred by Power 3 before May 18, 2004 which were eliminated as of such date) arises primarily from stock based expenses that are considered to be permanent differences. These net operating loss carryforwards expire at various times through the period ended March 31, 2005 however because the Company has experienced changes in control and has incurred significant operating losses, utilization of the income tax loss carryforwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying balance sheet because the
Company established a valuation allowance to fully reserve such assets as their realization did not meet the required asset recognition standard established by
SFAS 109.

(5) Related Party Transactions

In October 2004, the Company's chief financial officer loaned $75,000 to the
Company. The loan was repaid, without interest, in November 2004 with proceeds from the Company's financing on October 28, 2004.

During the three months ended March 31, 2005 this same officer advanced $35,000 to the Company. The advance, which is due on demand and unsecured, bears interest at 6% per annum. At March 31, 2005, the balance of the advance is included in accounts payable and accrued and other liabilities in the accompanying condensed balance sheet.

(6) Notes Payable

Notes payable existing at March 31, 2005 bear interest at a fixed rate of 6% and were scheduled to mature on December 31, 2004. However, the Company has entered into agreements with the note holders to extend the maturity of the notes through June 30, 2005. In addition, the Company has the option to convert 75% of the notes into its common stock at a mutually agreeable conversion ratio.

(7) Other Commitments and Contingencies

Operating Lease

At March 31, 2005, the Company is obligated under a lease for its operating facility which expires on August 31, 2009, has an initial term of sixty-three months, and requires base monthly minimum lease payments ranging from approximately $6,000 to $9,600 (plus utilities and operating expenses) over the lease term. The lease contains a provision which allows the Company to extend the lease for two additional terms of sixty months. Rent expense, including utilities, approximated $18,000, $21,500 and $62,800, for the three months ended
March 31, 2005 and 2004, and the period May 18, 2004 (date of acquisition) to
March 31, 2005, respectively.

Employment Agreements

The Company is obligated under amended and restated employment agreements with its Chief Executive Officer, Chief Scientific Officer and Chief Financial
Officer. The significant terms of the agreements are as follows:

Chief Executive Officer - The amended and restated employment agreement is effective as of May 18, 2004 and has an initial term of five years, subject to each party's termination rights. The agreement provides for a base salary of
$250,000 per year and the opportunity to receive cash bonuses based on performance upon the discretion of the board of directors. The agreement also includes participation in employee benefit plans offered to employees, as well as a grant of 13,250,000 shares of restricted common stock and 1,500,000 shares of restricted Series B preferred stock (the Series B preferred shares have not yet been issued). Either party may terminate the Chief Executive Officer's employment under the contract, either with or without cause upon giving the other party at least thirty days notice. If the Company terminates the chief executive officer's employment at any time during the initial term without cause, he will be entitled to receive compensation provided under the agreement for the remaining initial term of employment. In addition, in the event of a change in control as defined in the agreement, the Company may waive, in whole or in part, any and all remaining restrictions on the restricted shares of common stock and Series B preferred stock granted to him.

Chief Scientific Officer - The amended and restated employment agreement is effective as of May 18, 2004 and has an initial term of five years, subject to each party's termination rights. The agreement provides for a current base salary of $125,000 through December 18, 2004 and $100,000 thereafter and the opportunity to receive cash bonuses based on performance upon the discretion of the board of directors. The agreement also includes participation in employee benefit plans offered to employees, as well as a grant of 13,250,000 shares of restricted common stock and 1,500,000 shares of restricted Series B preferred stock (the Series B preferred shares have not yet been issued). Either party may terminate the chief scientific officer's employment under the contract, either with or without cause upon giving the other party at least thirty days notice.
If the Company terminates the Chief Scientific Officer's employment at any time during the initial term without cause, he will be entitled to receive compensation provided under the agreement for the remaining initial term of employment. In addition, in the event of a change in control as defined in the agreement, the Company may waive, in whole or in part, any and all remaining restrictions on the restricted shares of common stock and Series B preferred stock granted to him.

Chief Financial Officer - The amended and restated employment agreement is effective as of July 2, 2004 and has an initial term of three years, subject to each party's termination rights. The agreement provides for a base salary of
$120,000 per year and the opportunity to receive cash bonuses based on performance upon the discretion of our board of directors. The agreement also includes participation in employee benefit plans offered by us to our employees, as well as a grant of 140,000 shares of restricted common stock. Either party may terminate the Chief Financial Officer's employment under the contract, either with or without cause upon giving the other party at least thirty days notice. If the Company terminates the chief financial officer's employment at any time during the initial term without cause, he will be entitled to receive compensation provided under the agreement for the remaining initial term of employment. In addition, in the event of a change in control as defined in the agreement, the Company may waive, in whole or in part, any and all remaining restrictions on the restricted shares of common stock granted to him.

In addition to the above common stock grants, during the period May 18, 2004
(date of acquisition) to March 31, 2005, the Company granted 1,305,000 shares of its common stock to various other employees. Because all of the shares were granted at no cost to the employees, and because the shares generally vest over a period of two years, the Company recorded $25,150,500 of deferred compensation upon the date of the grant (which amount was determined based on the total number of shares granted times the trading values of the shares on the dates the stock grants were made). This amount is being amortized to stock based compensation expense over the vesting period.

As mentioned above, the Company has agreed to issue a total of 3,000,000 shares of Series B Preferred Stock to two of its officers. However, for various reasons, including certain restrictions required by the indebtedness (which preclude the shares from being issued for at least 90 days after the effective date of the registration statement that has been filed to cover the resale of the shares of common stock that will be issued upon the conversion or exercise of the securities issued by the Company for such indebtedness), the shares have not yet been issued. The Company intends to issue such shares of the Series B
Preferred Stock at such time as it is permitted. The shares will be convertible into a like number of common shares as vesting occurs over a period which is expected to be two years. Because of this and because all of the shares were granted at no cost to the officers, the Company recorded $2,700,000 of deferred compensation upon the date of the respective employment contracts (which amount was determined based on the 3,000,000 common shares that may ultimately be issued as a result of the convertible feature times the trading values of the shares on the dates the stock grants were made). This amount is being amortized to stock based compensation expense over the anticipated vesting period.

Future required payments for base compensation under all of the employment agreements discussed above are approximately as follows:

        Periods  Ending                        Amounts
        December 31,

         2005  (nine months)                $  352,500

                                      -13-

         2006                                  470,000
         2007                                  410,000
         2008                                  350,000
         2009                                  175,000

         Total                              $1,757,500
                                            ==========

Contingencies

In the normal course of business, the Company is involved in certain litigation, including one matter in which the plaintiff is seeking $1,522,000 in damages.
Management believes the claim is without merit, and intends to vigorously contest such claim. This matter is currently in the discovery stage and accordingly its ultimate resolution cannot presently be determined. As such, no effect has been given to any loss that might result from the outcome of this litigation in the accompanying financial statements.

In addition, an equipment vendor filed a complaint against the Predecessor in
April of 2002 in a California court alleging breach of contract and seeking damages. The Predecessor reached a settlement agreement in April of 2003 under which the Predecessor would pay the vendor $40,000 in installments through
August of 2003. The Predecessor recorded a settlement cost of $40,000 in 2002 general and administrative expenses. At December 31, 2003, the Predecessor had a balance remaining of $20,000. In April 2005 the equipment vendor filed a lawsuit against the Predecessor, certain former officers of the Predecessor, and the
Company in order to enforce its claim for the remaining balance which is past due and may be assumed by the Company as part of the settlement of the dispute with the Predecessor.

(8) Securities Purchase Agreement

Convertible Debentures

The Company entered into a Securities Purchase Agreement, dated October 28, 2004
(the "Agreement") with certain accredited investors, and an Amendment to such
Securities Purchase agreement on January 19, 2005 in which four investors accelerated the purchase of debentures in exchange for additional warrants.
Pursuant to the Agreement, the purchasers agreed to purchase from the Company convertible debentures due three (3) years from the date of issuance in the aggregate principal amount of $3,000,000. The Agreement also provides for the issuance to the purchasers, at no additional cost to the purchasers, warrants to purchase shares of the Company's common stock and additional investment rights to purchase additional convertible debentures. In connection with the Agreement, the Company also entered into a registration rights agreement with the purchasers, which requires that the Company file a registration statement with the SEC registering on behalf of the purchasers the resale of the shares of common stock issuable upon conversion of the debentures and the exercise of the warrants. The Company will also file an additional registration statement for the resale of the shares issuable upon conversion of the debentures issuable upon exercise of the additional investment rights previously issued by the
Company.

Effective October 28, 2004, the Company issued and sold to the purchasers the first $1,000,000 in aggregate principal amount of such debentures at the initial closing under the Agreement. Effective January 26, 2005, the Company issued and sold to certain investors $400,000 aggregate principal amount of debentures.
Subject to the conditions set forth in the Agreement, as amended, the purchasers are required to purchase the remaining $1,600,000 in aggregate principal amount of such debentures at the final closing, which is to occur on or before the fifth trading day after the effective date of the registration statement. The
Company is currently in default under the Agreement and the previously issued debentures and related registration rights agreement, and therefore the conditions of the Agreement will not be satisfied or otherwise met on a timely basis. Consequently, there are no assurances that the investors will purchase all or any portion of the remaining $1,600,000 aggregate principal amount of debentures. Assuming they are not called because of the Company's default
(see below), the $1,000,000 aggregate principal amount of debentures issued in the initial closing and the $400,000 aggregate principal amount of debentures issued on January 26, 2005 are due and payable in accordance with their original terms in full three years after the date of issuance and will not bear interest.
The debentures which may be issued at the final closing will be due and payable in full three (3) years after the date of their issuance, and will not bear interest. The aggregate cash purchase price for the debentures will be
$3,000,000, which is equal to the full face amount of the debentures. At any time from the closing date until the maturity date of the debentures, the purchasers have the right to convert the debentures, in whole or in part, into common stock of the Company at the then effective conversion price. The conversion price for the previously issued $1,400,000 aggregate principal amount of debentures and the 1,600,000 aggregate principal amount of debentures issuable at the final closing is equal to the lesser of (1) $0.90, (2) the 75%
average of the daily volume weighted average price of the common stock for the five (5) consecutive days preceding the effective date of the registration statement or (3) the daily volume weighted average price of the common stock on the effective date of the registration statement. The conversion price shall be subject to adjustment under circumstances set forth in the debentures.

Under the Agreement, the Purchasers also received at the first closing warrants to purchase an aggregate of up to 2,500,000 shares of common stock and additional investment rights to purchase up to an additional $2,500,000 principal amount of convertible debentures. Pursuant to the Amendment to the
Agreement, concurrent with the Company's issuance of the $400,000 aggregate principal amount of debentures on January 26, 2005, the Company issued additional warrants to purchase an aggregate of up to 333,333 shares of common stock. The warrants are exercisable at a price of $1.44 per share (subject to adjustment), for a period of five (5) years from October 28, 2004.

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

The debentures contain covenants that will limit the Company's ability to, among other things: incur or guarantee additional indebtedness; incur or create liens;
amend the Company's certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the debentures;
and repay or repurchase more than a de minimis number of shares of common stock other than as permitted in the debentures and other documents executed with the purchasers.

The debentures include customary default provisions and an event of default includes, among other things, a change of control of the Company, the sale of all or substantially all of the Company's assets, the failure to have the registration statement declared effective on or before the 180th day after the initial closing date, and the lapse of the effectiveness of the registration statement for more than 30 consecutive trading days during any 12-month period
(with certain exceptions), the Company's failure to timely deliver certificates to holders upon conversion and a default by the Company in any obligations under any indebtedness of at least $150,000 which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each debenture may become immediately due and payable, either automatically or by declaration of the holder of such debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 130% of the principal amount of the debentures to be prepaid or the principal amount of the debentures to be prepaid, divided by the conversion price on the date specified in the debenture, multiplied by the closing price on the date set forth in the debenture.

As mentioned above, the Company is in default under the provisions of the
Agreement, registration rights agreement and previously issued debentures. The events of default principally relate to the Company's inability to timely file its Annual Report on Form 10-KSB and the Company's resulting inability to have the registration statement declared effective within the time period required by the agreements. As previously disclosed by the Company, the Company has been unable to file its 2004 Annual Report on Form 10-KSB due to its inability to include the audited financial statements of the Predecessor for fiscal year
2003. Fitts, Roberts & Co., P.C. ("Fitts, Roberts") audited the financial statements of Advanced BioChem for the year ended December 31, 2003 and has previously issued its audit opinion in Advanced BioChem's Annual Report on Form
10-KSB for 2003. Fitts, Roberts previously gave the Company its consent to the inclusion of Fitts, Roberts' audit report in the Company's previous filings.
Fitts, Roberts has refused to give its consent to the inclusion, in the
Company's Annual Report on Form 10-KSB for 2004, of Fitts, Roberts' audit report on the financial statements of Advanced BioChem for fiscal year 2003. The
Company has requested guidance from the SEC concerning the accounting treatment of its transaction with Advanced BioChem which may resolve this issue.
Alternatively, the Company will request Advanced BioChem to engage an independent auditor to re-audit the 2003 financial statements of Advanced
BioChem and issue a new audit opinion thereon to be included in the Company's
Form 10-KSB.

Although the Company intends to seek waivers or forbearance agreements from the holders of its debentures, there is no assurance that the Company will receive such concessions. As such, the indebtedness has been classified as a current liability in the accompanying balance sheet. If the Company is unable to obtain such concessions, the aggregate amount payable under the outstanding debentures due to the acceleration thereof by reason of the default is equal to the
"Mandatory Prepayment Amount" as specified in the debentures. The Mandatory
Prepayment Amount equals the sum of (i) the greater of: (a) 130% of the principal amount of the debentures to be prepaid, or (b) the principal amount of the debentures to be prepaid, divided by the conversion price on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is less, multiplied by the closing price of the Company's common stock on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the debentures. In addition to the foregoing, pursuant to the terms of the registration rights agreement, the Company is required to pay each holder of the debentures liquidated damages since the registration statement was not declared effective on or before February 25, 2005. The amount of liquidated damages shall equal two percent (2%) of the aggregate purchase price paid by the holders for the debentures and shall be payable on each monthly anniversary of such date until the registration statement is declared effective. As of March 31, 2005, the
Company has recorded $104,000 of expense and accrued liabilities as a result of this provision.

The Company has received notice from one of the purchasers of the debentures informing the Company that it is in default under the debentures and demanding payment of the Mandatory Prepayment Amount, together with the liquidated damages, to which it is entitled pursuant to the agreement.

Filing of the Company's Form 10-KSB will be made as soon as the issues concerning the inclusion of the 2003 financial statements of Advanced BioChem have been resolved. Promptly thereafter, the Company intends to file an amendment to its previously filed registration statement and will endeavor to have it declared effective as soon as practicable. The Company is in discussion with its debenture holders regarding a resolution of this matter.

In connection with such financing, the Company became obligated to issue to its placement agent a warrant to purchase 100,000 shares of common stock at an exercise price of $3.00. If any investor exercises their additional investment rights and purchases additional debentures, the placement agent will be entitled to receive additional warrants to purchase up to a number of shares of common stock equal to ten percent (10%) of the exercise price paid upon exercise of the additional investment rights divided by ninety percent (90%) of the market price as of the initial closing.

In accordance with the provisions of Emerging Issues Task Force Issue 98-5
("EITF 98-5"), discounts have been recorded for the entire face amount of the convertible debentures on the dates the debentures were sold (i.e. October 28,
2004 and January 25, 2005) to allocate value to the embedded beneficial conversion feature and the 2,500,000 warrants.

Since there is no assurance that the Company will receive the remaining funds due at the time of the final closing and/or through the exercise of additional investment rights, no effect has been given to any value that may result from the issuance of securities in the accompanying financial statements.

(9) Other Significant Equity Transactions

During the period May 18, 2004 (date of acquisition) to March 31, 2005, the
Company had other (i.e. not disclosed elsewhere in the notes to the financial statements) significant equity transactions as follows:

At the date of Advanced BioChem transaction discussed at Note (1), the Company recorded common stock subscribed of $70,000. This amount resulted when an affiliate of the previous management and Series A preferred stockholders advanced funds to pay certain liabilities. Because the amount is expected to be settled through the issuance of the Company's common stock, it has been reflected as common stock subscribed in the accompanying balance sheet.

As of May 18, 2004 (date of acquisition), the Company had 3,870,000 shares of
Series A preferred stock outstanding. These shares were converted into 3,000,024 common shares of the Company's common stock on November 17, 2004.

The Company entered into a securities purchase agreement with an institutional investor covering the purchase of up to $1,500,000 of restricted common stock at various prices. During the period May 18, 2004 (date of acquisition) to December

31, 2004, the investor purchased 242,157 shares for $722,735 from the Company.
The Company does not expect to issue additional shares under this agreement.

In April, 2004 the Company entered into a Strategic Alliance Agreement with UTEK
Corporation and agreed to issue 240,000 shares of common stock for consulting services provided. Under the terms of the agreement, the shares were to vest at a rate of 20,000 per month. The agreement was cancelled in August, 2004 and as a result, 160,000 of the 240,000 shares were returned to the Company.

On June 22, 2004, the Company engaged a public relations firm to provide such services for a period of one year. As consideration for these services, in July
2004, the Company issued 125,000 shares of its common stock to this entity. As a result thereof, the Company recorded deferred compensation of $262,500 at June
30, 2004, which amount was based on the number of shares issued and the market value of the Company's common stock on the date of the agreement. The deferred compensation is being amortized to stock based expense over the term of the consulting agreement.

In June 2004, Company entered a consulting agreement having an initial term of one year with an investor relations consultant. As consideration for services to be rendered under the agreement, the consultant received 125,000 shares of the
Company's common stock (which shares were issued in July 2004) and is receiving a monthly retainer of $5,000. The agreement, which may be canceled upon sixty days written notice, automatically renews on a month to month basis after the initial term of the lease, if no such notice is provided. The Company recorded deferred compensation of $250,000 at June 30, 2004, which amount was based on the number of shares issued and the market value of the Company's common stock on the date of the agreement. The deferred compensation is being amortized to stock based expense over the term of the consulting agreement.

In July 2004, the Company issued 100,000 shares of its common stock to a related entity for services provided by such entity prior to June 30, 2004. The common shares had a value of $210,000 on the date of the agreement, and accordingly such amount has been included in stock based compensation in the accompanying statement of operations for the period May 18, 2004 (date of acquisition) to
December 31, 2004.

(10) Stock Option Plans

The Company has various stock option and warrant plans outstanding. Options granted under the 1998 stock option plans are exercisable only after the respective vesting period, which is determined by the Company's stock option committee. Options expire seven years from the date of grant. Under the 1999 stock option plan, options granted to employees vest ratably over three years;
vesting is determined by the Company's stock option committee for options granted to officers, directors, and consultants. Options expire ten years from the date of grant.

On March 31, 2003, the Company approved the 2003 Stock Compensation Plan, which provides for the granting of common stock, options and/or warrants to officers, directors and employees of the Company, as well as consultants and attorneys who provide services to the Company. Under this plan the Company is authorized to issue up to 8,000,000 shares of common stock, options or warrants. The options and warrants shall expire according to terms as determined by a committee on the date of grant, which will not exceed ten years from the date of grant, or five years in cases of a grantee who owns more than 10% of the total combined voting power of all classes of stock (10% Stockholder). The exercise period of any options or warrants granted will also be determined by this committee at the date of grant. The exercise price shall be determined by the committee at the time of grant except that in the case of incentive stock options, the exercise price shall not be less than 100% of the fair market value of the shares on the date of grant, and in cases of a 10% Stockholder, for which the exercise price shall not be less than 110% of fair market value on the date of grant. At March
31, 2005 no warrants or options are outstanding under this plan.

In addition to the above, in January 2004, the Company's Board of Directors approved the 2004 Directors, Officers and Consultants Stock Option, Stock
Warrant, and Stock Award Plan (the 2004 Plan). Pursuant to the 2004 Plan,
initially 10,000,000 shares of common stock, warrants, options, preferred stock or any combination thereof may be optioned. After the grant of any option, warrant or share of preferred stock, the number of shares that may be optioned under the 2004 Plan will be increased. The number of shares of such increase shall be an amount such that immediately following such increase, the total number of shares issuable under this plan and reserved for issuance upon exercise of options, warrants, or conversion of shares of preferred stock will equal 15% of the total number of issued and outstanding shares of the Company's common stock. At December 31, 2004 no warrants or options are outstanding under this plan.

Pro forma information regarding net income and earnings per share is required by
SFAS 123, and has been determined as if the Company had accounted for all of its options and warrants (the "Warrants") under the fair value method of that
Statement. The fair value for the Warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for
Warrants granted in 2000: risk-free interest rate of 6.03%; dividend yield of
0%; volatility factor of the expected market price of the Company's common stock of .34; and a weighted-average expected life of the options of 2.7 years. The following assumptions were used for Warrants granted in 2004: risk-free interest rate of 5.0%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.86 and a weighted-average expected life of the options of -0- years (as all were immediately vested). The Black-Scholes option valuation model was developed for use in estimating the fair value of traded Warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's
Warrants have characteristics significantly different from those of traded
Warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its
Warrants.

All of the Company's warrants were recorded at their fair values; accordingly stock based compensation actually recorded and stock based compensation that would be recorded using a fair value based method are identical.

A summary of the Company's warrant activity and related information for the period May 18, 2004 (date of acquisition to December 31, 2004) is as follows:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                Warrants               Price

Outstanding at January 1, 2004                   6,360              $  12.50
                                                                    ========
Cancelled                                            -              $      -
                                                                    ========
Granted                                      3,080,000              $   1.44
                                                                    ========
Exercised                                            -              $      -
                                                                    ========
Outstanding at December 31, 2004             3,086,360              $   1.46
                                             =========              ========
Exercisable at the end of the year           3,086,360              $   1.46
                                             =========              ========

The following table summarizes information about the Company's Warrants outstanding at December 31, 2004:

                                   Weighted Average       Weighted
                    Number      Remaining Contractual     Average
Exercise Price    Outstanding      Life (in years)     Exercise Price

  $  .98             300,000            2.4                $  .98
  $ 1.00             100,000            2.4                $ 1.00
  $ 1.43              50,000            2.8                $ 1.43
  $ 1.44           2,500,000            4.8                $ 1.44
  $ 2.77              30,000            2.6                $ 2.77
  $ 3.00             100,000            4.8                $ 3.00
  $ 6.50               5,460            6.0                $ 6.50
  $50.00                 900            3.0                $50.00

                   3,086,360                               $ 1.46
                   =========

In addition to the Warrants discussed above, during the 3 months ended March 31,
2005, the Company issued 333,333 warrants to certain holders of the convertible debentures (see Note 8).

(11) Recent Pronouncements

FIN 46 - Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, (revised in December 2003 as FIN46R)
"Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements,
to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. The adoption of FIN 46R had no impact on the financial statements of either the
Company or the Predecessor as neither of such entities have any variable interests in variable interest entities.

SFAS 150 - Accounting for Certain Financial Instruments with Characteristics of
Both Liabilities and Equity

In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with
Characteristics of Both Liabilities and Equity," was issued to establish new standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an entity classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement was effective when issued for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for calendar year public companies for the third quarter of 2003.
The adoption of SFAS 150 had no impact on the financial statements of either the
Company or the Predecessor.

SFAS 132 - Employers' Disclosures about Pensions and Other Postretirement
Benefits

In December 2003, FASB Statement No. 132 (revised) was issued which prescribes the required employers' disclosures about pension plans and other postretirement benefit plans; but it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. Since the Company does not have any types of pension plans or other postretirement benefits, the adoption of this Statement did not have an effect on the Company's financial statements.

SFAS 123(R) `Share-Based Payments'

In December 2004, the Financial Accounting Standards Board issued Statement
Number 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. The Company will be required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after December 15, 2005. The Company does not believe the impact of adopting this Statement will be material as there are no unvested options and warrants at March 31, 2005.

SFAS 153 - Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29

In December 2004, FASB Statement No. 153 was issued amending APB Opinion No. 29 to eliminate the exception allowing nonmonetary exchanges of similar productive assets to be measured based on the carrying value of the assets exchanged as opposed to at their fair values. This exception was replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the June 15, 2005. The adoption of this statement did not have a material impact on the Company's financial statements.

FIN- 45 Guarantor's Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees of

Indebtedness of Others

In November 2002, the FASB issued FASB Interpretation ("FIN") 45 "Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this
Interpretation are applied prospectively to guarantees issued or modified after
December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by us. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 has no impact on Advanced BioChem's financial statements

(12) Subsequent Event

On April 5, 2005, the Company received a bridge loan in the amount of $251,000.
This bridge loan is due and payable on the sooner of August 15, 2005 or one business day following the closing of the Company's sale and issuance of the
$1,600,000 aggregate principal amount of debentures. The bridge loan bears interest at a rate of 10% per annum which, at the holder's option, may be paid in (a) cash, or (b) that number of shares of the Company's common stock determined by dividing $251,000 by the common stock price on date of payment and multiplying the quotient so obtained by 20%. If the holder elects to have the indebtedness satisfied through the issuance of common stock, the Company will be required to recognize non-cash interest expense for the fair value of the common stock issued.

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

o The Company's history of operating losses;

o The Company's need and ability to raise significant capital and obtain adequate financing for its development efforts;

o The Company's ability to successfully develop and complete validation studies for its products;

o The Company's dependence upon and the uncertainties associated with obtaining and enforcing patents and intellectual property rights important to its business;

o The uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with the United States Food and Drug
  Administration ("FDA") decisions and timing of product development or approval;

o Development by competitors of new or competitive products or services;

o The Company's ability to retain management, implement its business strategy, assimilate and integrate any acquisitions;

o The Company's lack of operating experience and present commercial production capabilities; and

o The increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.

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

Delay in Filing Annual Report on Form 10-KSB

As previously reported, the Company was unable to file its 2004 Form 10-KSB within the extended filing deadline ending April 15, 2005 and remains unable to make the filing. As reported, the Company is required to include in its 2004
Form 10-KSB certain audited financial statements from Advanced BioChem, Inc., the entity from which the Company purchased certain assets during 2004. The
Company was unable to file its 2004 Form 10-KSB because Fitts, Roberts & Co., the former auditor of Advanced BioChem, refused to give its consent to the inclusion, in the Company's 2004 Form 10-KSB, of Fitts Roberts' audit opinion on the financial statements of Advanced BioChem for fiscal year 2003. As previously reported by the Company, Fitts Roberts informed the Company that it has refused to furnish its consent due to concerns with the accounting treatment of the May
18, 2004 transaction with Advanced BioChem. Advanced BioChem has recently advised the Company that it is reviewing the terms of the May 2004 transaction and has asserted that the Company did not assume all of the liabilities for which it was obligated under the Securities Purchase Agreement. These disputed liabilities relate to the concerns expressed by Fitts Roberts. The Company has attempted to negotiate a settlement of their differences concerning the liabilities retained by Advanced BioChem and assumed by the Company in the May
2004 transaction. (See "Recent Developments - Dispute with Advanced BioChem.")
While the audit of Advanced BioChem records associated with the period January
1, 2004 through May 17, 2004 is effectively complete as is the audit of the
Company for the period from May 18, 2004 (date of acquisition) to December 31,
2004, the Company anticipates that it will be necessary to determine the scope of the disagreement with Advanced BioChem so that the Company may adequately disclose its potential obligations with respect to the disputed liabilities.
Further, as previously reported, the Company must also incorporate Advanced
BioChem's audited 2003 historical statements and accompanying notes into its audit and Form 10-KSB for fiscal year 2004, and this must be done with the consent of the auditor of those financial statements, Fitts, Roberts & Co.

The Company previously requested Advanced BioChem to engage new auditors to obtain a separate audit of the 2003 financial statements. Although the Company continues to work with Advanced BioChem with respect to this request, the
Company has elected to pursue guidance from the SEC in an alternative effort to resolve the accounting matters as expeditiously as possible. Pending a resolution of these issues and the filing of the Company's 2004 Form 10-KSB, the
Company has elected to file this Quarterly Report on Form 10-QSB to make available the Company's current financial information.

Overview

The Company is an early stage development company engaged in the early detection, monitoring, and targeting of diseases through the analysis of proteins. The Company's business objective is to focus on disease diagnosis, protein and biomarkers identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases. The Company has established a scientific advisory board to assist in the research and development of its products. The members of the scientific advisory board are recognized leaders in their chosen fields, and the Company is working with them in the development of effective early diagnosis and drug targets for early treatment of cancers, neurodegenerative and neuromuscular diseases.

Prior to the Company's acquisition of the assets of Advanced BioChem, Inc. (the
Predecessor) on May 18, 2004, the Company was primarily engaged in the production and distribution of surgical safety devices through the operations of its subsidiary, Power3 Medical, Inc. On May 18, 2004, the Company completed its acquisition of the assets of Advanced BioChem (the Predecessor). The Company acquired all assets and intellectual properties of Advanced BioChem (the

Predecessor) and assumed certain liabilities in exchange for the issuance of
15,000,000 shares of the Company's common stock. As a result of this transaction, the Company established the new business direction described above.

The accounting for the transaction was treated as a capital transaction rather than a business combination and the Company effectively became a new entity from an accounting perspective on such date. The financial statements of Advanced
BioChem (the Predecessor), as an operating entity, provide the most relevant financial information available for the Company's current operations for periods prior to the asset purchase. Consequently, unless otherwise stated, all financial information presented for periods prior to the consummation of the asset purchase (May 18, 2004) is that of Advanced BioChem (the Predecessor) and all information presented in this Quarterly Report for periods subsequent to the asset purchase is that of the Company.

As a result of the Company's acquisition of the assets and certain liabilities of Advanced BioChem (the Predecessor), the Company has transformed into an advanced proteomics company applying existing proprietary methodologies to discover and identify protein biomarkers associated with diseases. The Company currently has no products for sale and is principally focused on research and development activities and, to a certain extent, initiating the "proof of concept" of its technologies.

The Company has had significant losses since the date of its transaction with
Advanced BioChem (the Predecessor) as well as from its inception. The Company anticipates that it will continue to incur substantial operating losses in future years as it progresses in its research and development activities as well as the commercializing of its technologies. The Company does not expect to produce revenues from operations in the near term and expects that its revenues will be limited to research grants, collaboration agreements, and other strategic alliances which the Company is able to obtain. The Company has an immediate need for capital to continue its current operations. At March 31,
2005, the Company had an accumulated deficit of $1,148,395.

Recent Developments

Scientific Developments

The members of the Company's scientific team have developed a method for the differential diagnosis of neurodegenerative diseases utilizing blood serum, which was co-developed with neurologist, Dr. Stan Appel, Chairman of the
Department of Neurology and his team at The Methodist Hospital in Houston. Under the trade name of NuroPro, the Company is continuing development of a group of tests to differentiate individuals with no known neurological disorders from those with Alzheimer's disease, Parkinson's disease, ALS, and other disorders that have similar clinical symptoms as these diseases. Each test involves monitoring the concentration of a group of differentially expressed proteins selected from a panel of 34 biomarkers that have been identified as indicators of the different disorders. Each test employs a different combination of 4 to 10 biomarkers to achieve the desired diagnostic capability for the specific disease discrimination designed for any individual test.

At the end of the first quarter of 2005, the number of unique samples in our collection used for constructing our NuroPro tests has increased from 435 to over 526. During this time, the Company has determined the protein identities for 30 of the 34 differentially expressed proteins in the pool of biomarkers targeting neurodegenerative diseases and has focused its efforts on commercializing the first 2 of the diagnostic tests in the NuroPro series. The first test is a "General" test designed to aid the general practitioner in differentiating individuals with no known neurological disorders from those with neuromuscular diseases including Parkinson's disease, ALS, and other disorders with similar clinical symptoms. This test has demonstrated an ability to correctly identify over 70% of the normal individuals and over 70% of those with neuromuscular disorders. The second test is designed to aid the neurologist in differentiating individuals with ALS from those disorders with similar clinical symptoms as ALS. This second test has demonstrated an ability to correctly identify over 70% of the individuals with ALS and over 60% of those with neuromuscular disorders with similar symptoms.

During the first quarter ended March 31, 2005, the Company filed four utility patent applications focusing on the Company's biomarker discovery technologies and biomarkers for neurodegenerative diseases, and filed a provisional patent application for the Company's first generic, blood based diagnostic test for neuromuscular disorders on May 9, 2005. Following this provisional patent application, the Company submitted a pre-market IDE application to the FDA for the first diagnostic test in the NuroPro series. Currently, there are no other diagnostic tests available to the physician to assist in the diagnosis of these disorders and the Company believes the FDA is highly interested in evaluating this technology.

The Company has entered into a collaborative research agreement with New
Horizons Diagnostic effective March 21, 2005 for the development of antibody based diagnostic tests for neurodegenerative disease utilizing the Company's identified biomarkers. The research agreement is based on groups of biomarkers whose profiles are relatively sensitive and specific in distinguishing patients with ALS, Alzheimer's disease and Parkinson's disease from each other, as well as from normal patients and patients with other neuromuscular and neurological disorders. The purpose of the agreement is to tailor monoclonal and polyclonal antibodies to the biomarkers, which will be incorporated into immunoassays. Once the assays are available, they will be developed to validate diagnostic tests specifically designed to detect and discriminate among the neurodegenerative diseases. The research agreement provides that the parties will develop an agreed upon schedule and budget for the work contemplated there under within sixty (60) days of the effective date. The agreement provides that in the event the parties are able to achieve specified goals relating to the development of a diagnostic kit as contemplated by the research agreement, New Horizons would be compensated in any one of the following manners with respect to such diagnostic kit: (i) a contract to manufacture at least one key component of such diagnostic kit; (ii) royalties on the sale of such diagnostic kit; (iii) the opportunity to form a joint venture with the Company for the commercialization of such diagnostic kit; or (iv) a reasonable percentage of any cash consideration that the Company receives from a third party for such diagnostic kit. Although the form and amounts of any consideration to be paid have not been agreed upon, the parties have agreed to be reasonable in negotiating such consideration.

Power3's Discovery Platform of patents pending and trade secrets for identifying protein biomarkers, which signal early stages of breast cancer (pre-mammography)
have led to what the Company believes to be the first test of its type that detects breast cancer earlier than current technology allows. These discoveries establish the basis of a very sensitive, non-invasive, early detection breast cancer-screening test. The Company's breast Cancer NAFTest(TM)Clinical
Validation Study continues with promising results. The current enrollment status includes 122 patients, including all categories of normal, benign and cancer samples. The three clinical sites include Mercy Women's Hospital in Oklahoma
City, OK, Obstetrical and Gynecology Associates in Houston, TX., and NYU School
of Medicine in NY, NY. It is anticipated that the enrollment will continue without changes to the sites or Primary Investigators. The Company is pleased with the continual progress of the validation study and the advice received from the study's principal investigator.

Dispute with Advanced BioChem

Advanced BioChem recently advised the Company, and publicly announced, that it was reviewing the terms of the Company's acquisition of the assets and assumption of certain liabilities of Advanced BioChem pursuant to the Asset
Purchase Agreement. Advanced BioChem has asserted that the Company, together with Messrs. Rash and Goldknopf, are responsible for the Predecessor's liabilities (with the exception of those specifically excluded). The amount of such disputed liabilities is approximately $2,700,000. The terms of the Asset
Purchase Agreement are not clear and are subject to different interpretations.
While the Company believes that it has properly interpreted the provisions of the agreement, fulfilled its obligations there under and reflected the terms of the transaction in its financial statements and previous filings, the Company has had discussions and negotiations with Advanced BioChem in an effort to resolve this disagreement. At this time, Advanced BioChem has ceased discussions with the Company indicating that it will delay any action for a period of thirty days to allow the Company to become current in its filings with the SEC.
Notwithstanding this, because the Company offered to assume certain additional liabilities of approximately $425,000 in connection with their efforts to resolve the dispute, In accordance with Financial Accounting Standards Board
Statement Number 5, "Accounting for Contingencies", the Company has increased the purchase price by $425,000 (which amount represents the minimum amount of the range of additional liabilities that may ultimately be assumed upon the resolution of this matter). In addition, the Company remains contingently liable for the remaining liabilities of $2,325,000. However the purchase price and related financial statements have not been adjusted for these liabilities as the fair value of this contingency cannot be reasonably estimated at this time.

Results of Operations

Three Months Ended March 31, 2005 as Compared to Three Months Ended March 31,
2004

There were no revenues for the quarter ended March 31, 2005 compared to $137,837 for the prior year. Revenues of $137,837 received by the Predecessor related primarily to contract services performed in the area of protein identification.
Due to the Company's focus on disease diagnosis, protein and biomarkers identification, and drug resistance in the areas of cancer, neurodegenerative and neuromuscular diseases, the Company has not continued to provide such contract services after the date of the acquisition and it is unlikely that the
Company will continue to receive any such revenues in the future.

Operating expenses were $4,330,334 during the quarter ended March 31, 2005 as compared to $167,727 for the quarter ended March 31, 2004, an increase of
$4,162.607 The increase in operating expenses was primarily attributable to an increase of $3,609,438 in stock based compensation expense due to the issuance of shares of common stock and warrants to management and other employees as well as consultants and advisors. In addition, other operating expenses included
$720,896 in the first quarter of 2005 as compared to $167,727 during the first quarter of 2004; an increase of $553,169. These fees increased substantially primarily due to SEC compliance costs and other costs necessary to develop the
Company's business plan.

Interest expense in 2005 was $189,787 as compared to $51,942 during 2004. The increase in interest expense is primarily attributable to the non-cash interest expense recorded as a result of fair valuing certain warrants issued to purchasers of convertible debentures.

The above matters result in net loss increasing from $81,832 in 2004 to
$4,520,121 in 2005.

Liquidity and Capital Resources

The Company has financed its operations since the date of the Advanced BioChem transaction primarily through the net proceeds generated from the sale of common stock and convertible debentures. Since the date of the Advanced BioChem transaction, the Company has raised $2,122,735. As described in
"Recent Financing" below, the Company may sell an additional $1,600,000 in aggregate principal amount of convertible debentures following the effectiveness of the Registration Statement on Form SB-2 filed by the Company for the resale of certain shares of the Company's stock by the purchasers of the Company's convertible debentures. The Company is in default under the terms of the
Securities Purchase Agreement, the previously issued debentures and related registration rights agreement and there can be no assurance that the existing investors will purchase all or any portion of the additional $1,600,000 aggregate principal amount of debentures. If additional debentures are issued and sold by the Company, the Company will use a portion of the proceeds from the sale and issuance of such debentures to pay the $251,000 principal balance owing under the promissory note dated April 5, 2005 which is payable on the sooner of
August 15, 2005 or one business day following the sale and issuance of such debentures and to pay certain delinquent liabilities.

The Company's liquidity and capital needs relate primarily to working capital, development and other general corporate requirements. The Company has not received any cash from operations. Under the terms of the license agreement with
M.D. Anderson, which the Company acquired from Advanced BioChem, the Company is required to pay a nonrefundable license documentation fee of $40,000, payable in two installments. The first $20,000 installment was previously paid following the execution of the license agreement and the second installment was paid in
February 2005. A similar license documentation fee is payable under the terms of the license agreement the Company entered into with M.D. Anderson and the
Company will be obligated to pay the second installment of $20,000 in August of
2005. The Company has an immediate need for capital to continue its current operations. In addition to seeking additional capital, the Company will seek revenues from research grants, collaboration agreements, and other strategic alliances. If the Company is successful in completing the sale and issuance of the remaining $1,600,000 aggregate principal amount of debentures, of which no assurances can be given due to the Company's default under the Securities
Purchase Agreement and related documents, management believes that the net funds available, after repayment of the bridge note of $251,000 and certain delinquent liabilities, will provide adequate cash to satisfy this obligation to
M.D. Anderson and to allow the Company to meet its funding requirements through the third quarter of 2005. In the event the sale and issuance of the $1,600,000 aggregate principal amount of debentures occurs and the investors exercise their warrants and additional investment rights, the Company anticipates it will have adequate cash to meet its funding requirements through the first quarter of
2007. The foregoing projections are based upon the Company's existing obligations. Advanced BioChem has asserted that the Company has not assumed or recognized all liabilities for which it is obligated under the terms of the
Securities Purchase Agreement. The resolution of this dispute, including a possible settlement thereof, could result in an increase in the Company's liabilities. If the Company's obligations are increased, the Company will require additional funding sooner than is currently anticipated. (See
"Recent Developments - Dispute with Advanced BioChem.")

Net cash used in operating activities approximated $529,800 for the quarter ended March 31, 2005, compared to $269,535 for the quarter ended March 31, 2004.
The increase in net cash used in operating activities during 2005 was primarily due to an increase in the net loss, exclusive of stock based expenses.

Net cash provided by financing activities was $435,000 for the quarter ended March 31, 2005, as compared to $271,491 for the quarter ended March 31,

2004. The net cash provided by financing activities in 2005 is primarily due to net proceeds received from the interim closing of the Company's October 2004 private offering described below.

As of March 31, 2005, the Company's principal source of liquidity was
$38,358 in cash. The Company received a bridge loan of $251,000 on
April 5, 2005. If the Company is successful in completing the sale and issuance of the remaining $1,600,000 aggregate principal amount of debentures, of which no assurances can be given due to the Company's default under the Securities
Purchase Agreement and related documents, management believes that the net funds available, after repayment of the bridge note of $251,000 and certain delinquent liabilities, will provide adequate cash to allow the Company to meet its current funding requirements through the third quarter of 2005. However, the Company's funding requirements will likely be affected by the claims asserted by Advanced
BioChem.

Recent Financing

The Company entered into a securities purchase agreement, dated as of October
28, 2004, with certain investors. Pursuant to the securities purchase agreement, the investors agreed to purchase from the Company convertible debentures due three (3) years from the date of issuance in the aggregate principal amount of
$3,000,000. Effective January 19, 2005, the Company entered into an amendment to the securities purchase agreement with each of the investors. The securities purchase agreement, as amended, also provides for the issuance to the investors of warrants to purchase shares of the Company's common stock and additional investment rights to purchase additional convertible debentures. In connection with the securities purchase agreement, the Company entered into a registration rights agreement which requires the Company to file a registration statement registering on behalf of the investors the resale of the shares of common stock issuable upon conversion of the debentures and the exercise of the warrants. The
Company will also file a registration statement registering on behalf of the investors the resale of shares of common stock issuable upon conversion of the debentures issued upon exercise of the additional investment rights previously issued by the Company.

Effective October 28, 2004, the Company issued and sold to the investors the first $1,000,000 in aggregate principal amount of such debentures at the initial closing under the securities purchase agreement. Pursuant to the securities purchase agreement, as amended, effective January 26, 2005 the Company issued and sold to certain investors $400,000 aggregate principal amount of convertible debentures. Subject to the Company's satisfaction of the conditions set forth in the securities purchase agreement, as amended, the investors are required to purchase the remaining $1,600,000 in aggregate principal amount of such debentures at the final closing, which is to occur on or before the fifth trading day after the effective date of the registration statement. The Company is currently in default under the Securities Purchase Agreement, the previously issued debentures and related registration rights agreement and therefore the conditions of the Securities Purchase Agreement will not be satisfied or otherwise met on a timely basis. Consequently, there are no assurances that the investors will purchase all or any portion of the remaining $1,600,000 aggregate principal amount of debentures. Assuming they are not called because of the
Company's default, the securities purchase agreement provides that the $1,000,000 aggregate principal amount of debentures issued on October 28,
2004 and the $400,000 aggregate principal amount of debentures issued January
26, 2005 are due and payable in accordance with their original terms in full three (3) years after issuance and do not bear interest. The $1,600,000 aggregate principal amount of debentures, or portion thereof, which may be issued at the final closing will be due and payable in full three (3) years after the date of their issuance, and will not bear interest. The aggregate cash purchase price for the debentures will be $3,000,000, which is equal to the full face amount of the debentures. At any time from the closing date until the maturity date of the debentures, the purchasers have the right to convert the debentures, in whole or in part, into common stock at the then effective conversion price. The conversion price for the previously issued $1,400,000 aggregate principal amount of debentures is $0.90 but is subject to adjustment if either (1) 75% of the average of the daily volume weighted average price of the Company's common stock for the five (5) consecutive trading days preceding the date that the registration statement is declared effective by the SEC or (2)
the daily volume weighted average price of the common stock on such date is less than $0.90 per share. In such event, the conversion price will be adjusted down to equal the lower of (1) the 75% average of the daily volume weighted average price of the common stock for the five (5) consecutive days preceding the effective date of the registration statement or (2) the daily volume weighted average price of the common stock on the effective date of the registration statement. The $1,600,000 aggregate principal amount of debentures issuable at the final closing will have a conversion price equal to the lesser of (1) $0.90,
(2) the 75% average of the daily volume weighted average price of the common stock for the five (5) consecutive days preceding the effective date of the registration statement of which this prospectus forms a part, or (3) the daily volume weighted average price of the common stock on the effective date of the registration statement. It is anticipated that the conversion price of the previously issued $1,400,000 aggregate principal amount of debentures, as well as the conversion price of any remaining debentures issued by the Company, will be adjusted and reduced below the current adjustment price of $0.90.

The debentures contain covenants that will limit the Company's ability to, among other things: incur or guarantee additional indebtedness; incur or create liens;
amend the Company's certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the debentures;
and repay or repurchase more than a de minimis number of shares of common stock other than as permitted in the debentures and other documents executed with the purchasers.

The debentures include customary default provisions and an event of default includes, among other things, a change of control of the Company, the sale of all or substantially all of the Company's assets, the failure to have the registration statement declared effective on or before the 180th day after the initial closing date, and the lapse of the effectiveness of the registration statement for more than 30 consecutive trading days during any 12-month period
(with certain exceptions), the Company's failure to timely deliver certificates to holders upon conversion and a default by the Company in any obligations under any indebtedness of at least $150,000 which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each debenture may become immediately due and payable, either automatically or by declaration of the holder of such debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 130% of the principal amount of the debentures to be prepaid or the principal amount of the debentures to be prepaid, divided by the conversion price on the date specified in the debenture, multiplied by the closing price on the date set forth in the debenture.

The Company is in default under the provisions of the Securities Purchase
Agreement, registration rights agreement and previously issued debentures. The events of default principally relate to the Company's inability to timely file its Annual Report on Form 10-KSB and the Company's resulting inability to have the registration statement declared effective. Although the Company intends to seek waivers or forbearance agreements from the holders of its debentures, there is no assurance that the Company will receive such concessions. If the Company is unable to obtain such concessions, the aggregate amount payable under the outstanding debentures due to the acceleration thereof by reason of the default is equal to the "Mandatory Prepayment Amount" as specified in the debentures.

The Mandatory Prepayment Amount equals the sum of (i) the greater of: (a) 130%
of the principal amount of the debentures to be prepaid, or (b) the principal amount of the debentures to be prepaid, divided by the conversion price on (x)
the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is less, multiplied by the closing price of the
Company's common stock on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the debentures. In addition to the foregoing, pursuant to the terms of the registration rights agreement, the Company is required to pay each holder of the debentures liquidated damages since the registration statement was not declared effective on or before February 25, 2005. The amount of liquidated damages shall equal two percent (2%) of the aggregate purchase price paid by the holders for the debentures and shall be payable on each monthly anniversary of such date until the registration statement is declared effective.

Concurrent with the issuance of the initial $1,000,000 aggregate principal amount of debentures dated October 28, 2004, the purchasers also received warrants to purchase an aggregate of up to 2,500,000 shares of common stock and additional investment rights to purchase up to an additional $2,500,000 principal amount of convertible debentures. Pursuant to the terms of the amendment to the securities purchase agreement, concurrent with the issuance of the $400,000 aggregate principal amount of convertible debentures, the Company issued additional warrants to purchase an aggregate of up to 333,333 shares of its common stock. The warrants are exercisable at a price of $1.44 per share
(subject to adjustment), for a period of five (5) years from October 28, 2004.
The additional investment rights are exercisable at a price equal to the principal amount of the debentures to be purchased, for (1) a period of nine months following the effective date of the registration statement, or (2) April
28, 2006.

The debentures to be purchased upon the exercise of the additional investment rights will have the same terms as the debentures described above, except that the conversion price will be equal to $1.08 (subject to adjustment).

Each selling shareholder has contractually agreed to restrict its ability to convert the debentures, exercise the warrants and additional investment rights and receive shares of the Company's common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to such conversion or exercise.

On April 5, 2005, the Company received a bridge loan in the amount of $251,000.
This bridge loan is due and payable on the sooner of August 15, 2005 or one business day following the closing of the Company's sale and issuance of the
$1,600,000 aggregate principal amount of debentures. The Company expects to use proceeds from the sale and issuance of such debentures to repay such bridge loan. The bridge loan bears interest at a rate of 10% per annum which, at the holder's option, may be paid in (a) cash, or (b) that number of shares of the
Company's common stock determined by dividing $251,000 by the common stock price on date of payment and multiplying the quotient so obtained by 20%.

Plan of Operations and Cash Requirements

The Company currently does not have operating revenues from product sales or the performance of services and it continues to experience net operating losses. The
Company is actively pursuing third party licensing agreements, collaboration agreements and similar business arrangements in order to establish a revenue base utilizing its capabilities in disease diagnosis based on protein and biomarker identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases. The Company has undertaken clinical validation studies to demonstrate the diagnostic capabilities of its technologies. However, there can be no assurances that revenue-generating agreements will be in place in the next twelve months.

Absent a source of revenues, the Company will require funding in order to carry out its business plan until such time as it is able to generate sustained revenues. The Company's current cash requirements are approximately $250,000 per month and the Company anticipates that it will require approximately $3,500,000
(exclusive of payments necessary for the bridge financing and delinquent payables) for the twelve months ended March 31, 2006 to continue its development activities, undertake and perform clinical validation studies, continue its marketing efforts and maintain its administrative infrastructure, broken down as follows:

                         Estimated Expenditures Required
                            During Next Twelve Months

General and Administrative                                 $  2,550,000
Capital Expenditures                                       $    400,000
Patent filings and intellectual property                   $    200,000
NAF clinical validation studies                            $    350,000

Total                                                      $  3,500,000

The foregoing is based upon the Company's current estimated cash requirements.
The resolution of the Company's current dispute with Advanced BioChem regarding the liabilities assumed by the Company in the parties' transaction may result in an increase in the Company's liabilities and cash requirements. The Company has no significant capital expenditure requirements and does not plan to increase its monthly expenditure rate absent an increase in revenues or additional funding.

As noted in "Recent Financing" above, the Company entered into a securities purchase agreement and an amendment to the securities purchase agreement pursuant to which certain investors agreed to purchase, subject to the satisfaction of certain conditions, convertible debentures in the aggregate principal amount of $3,000,000.

The securities purchase agreement, as amended, also provides for the issuance of warrants to purchase shares of the Company's common stock and additional investment rights to purchase additional convertible debentures. On the initial closing under the securities purchase agreement, which was effective as of
October 28, 2004, the investors purchased the first $1,000,000 in aggregate principal amount of the convertible debentures of which the Company received approximately $860,000 after payment of fees and expenses. Pursuant to the securities purchase agreement, as amended, certain investors have purchased an additional $400,000 aggregate principal amount of convertible debentures on
January 26, 2005. Subject to the Company's satisfaction of the conditions set forth in the securities purchase agreement (which includes the effectiveness of the registration statement), the investors are required to purchase the remaining $1,600,000 in aggregate principal amount of such convertible debentures on or before the fifth trading day after the effective date of the registration statement. The Company is currently in default under the Securities
Purchase Agreement, the previously issued debentures and related registration rights agreement and therefore the conditions of the Securities Purchase
Agreement will not be satisfied or otherwise met on a timely basis.
Consequently, there are no assurances that the investors will purchase all or any portion of the remaining $1,600,000 aggregate principal amount of debentures.

Assuming the completion of the remaining closing and sale and issuance of the remaining $1,600,000 in aggregate principal amount of the convertible debentures, the Company estimates that, after repayment of the bridge note of
$251,000 and the certain delinquent payables immediately following the sale and issuance of such debentures, the Company will have adequate cash to allow it to meet its current funding requirements through the third quarter of 2005. In the event the sale and issuance of such debentures occurs and the investors exercise their warrants and additional investment rights, the Company anticipates it will have adequate cash to meet its current funding requirements through the first quarter of 2007. The foregoing is based upon current estimated cash requirements and may be affected by the Company's current dispute with Advanced BioChem regarding the liabilities assumed under the May 2004 transaction.

In addition to the convertible debentures, the Company also issued warrants to purchase up to 2,500,000 shares of common stock, with an exercise price equal to
$1.44. The Company issued additional warrants to purchase up to 333,333 shares of common stock concurrent with its issuance of the $400,000 aggregate principal amount of debentures. Full exercise of the warrants would generate funds in excess of $4,000,000. The Company also issued additional investment rights, which give the investors the right to purchase up to an aggregate of $2,500,000 of convertible debentures with a conversion price of $1.08. However, the exercise of these warrants and additional investment rights is at the discretion of the purchasers and there are no assurances that the purchasers will exercise their rights under such securities.

The Company will continue to require additional debt or equity financing for its operations, which may not be readily available. The Company's ability to continue as a going concern is subject to its ability to generate a profit or obtain necessary funding from outside sources. If the Company is successful in completing the sale and issuance of the remaining $1,600,000 aggregate principal amount of debentures, of which no assurances can be given due to the Company's default under the Securities Purchase Agreement and related documents, management believes that the net funds available, after repayment of the bridge note of $251,000 immediately following the sale and issuance of such debentures, and certain delinquent payables, will provide adequate cash to allow the Company to meet its funding requirements through the third quarter of 2005.  The foregoing projections are based upon current estimated cash requirements and may be affected by the Company's current dispute with Advanced BioChem. In addition to the uncertainties resulting from the Company's dispute with Advanced BioChem, the Company's actual results may differ materially from these estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company. Insufficient funding will require the Company to curtail or terminate operations.

Off-Balance Sheet Arrangements

At March 31, 2005, with the exception of the lease for its operating facility, and employment agreements entered with its three principal officers, the Company did not have any significant off balance sheet commitments.

Critical Accounting Policies

In accordance with the Emerging Issues Task Force (EITF) Issue 98-5, the Company
allocates the proceeds received from convertible instruments to the instrument, and to the intrinsic value, if any, of the imbedded conversion option. Under this approach, the proceeds received in the financing transaction are allocated to the convertible instrument and any detachable instruments on a fair value basis. The Issue 98-5 model is then applied to the amount allocated to convertible instrument and the intrinsic value of the embedded conversion option is then measured.

The Company accounts for equity instruments issued to employees for services based on the intrinsic value of the equity instruments issued. Equity instruments issued to non-employees that are fully vested and non-forfeitable are measured at fair value at the issuance date and expensed in the period over which the benefit is expected to be received.

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

In December 2004, the Financial Accounting Standards Board issued Statement
Number 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company will be required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123, FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. The
Company has not yet determined the impact that FAS 123 (R) will have on its financial statements; however, it does not believe the impact of adopting this
Statement will be material as there are no unvested options and warrants at
December 31, 2004.

Item 3. Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company
conducted an evaluation of its disclosure controls and procedures (as defined in
Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation and for the reasons set forth below, the Chief Executive Officer and Chief Financial
Officer concluded that the Company's disclosure controls and procedures were ineffective as of March 31, 2005, the end of the period covered by this report.

Management has identified certain deficiencies which have caused it to conclude that the Company's disclosure controls are ineffective. Many of these deficiencies were previously reported in the Company's Quarterly Report on Form
10-QSB for the quarterly period ended September 30, 2004. The Company has undertaken steps and implemented actions as disclosed in its previous Form
10-QSB in an effort to resolve these deficiencies. While the actions identified in the previously filed Form 10-QSB and the actions identified below have addressed many of these deficiencies, the Company continued to have deficiencies with respect to its disclosure controls and procedures at March 31, 2005 including the following:

o As the Company has previously reported, the Company has been unable to file its 2004 Annual Report on Form 10-KSB. As previously reported by the
  Company and discussed in "Item 3. Defaults Upon Senior Securities" above, the Company's inability to timely file its 2004 Form 10-KSB was caused by its inability to include the audit report of Advanced BioChem's previous auditor in the Company's 2004 Form 10-KSB. The Company has also encountered deficiencies arising from a lack of supporting documentation and records relating to periods prior to the Advanced BioChem transaction and a lack of communication between the Company, its auditors and the previous auditors of Advanced BioChem. The lack of this supporting documentation and failure either to obtain the prior auditor's consent or make alternative arrangements for the 2003 Advanced BioChem audit report have resulted in the Company's inability to file its Annual Report on Form 10-KSB. These deficiencies have also resulted in a delay by the Company in the filing of this quarterly report on Form 10-QSB.

o Although the Company has hired accounting personnel as reported in its previous Form 10-QSB, the Company's limited financing and available capital have restricted the Company's ability to fully implement its procedures for the improvement of its internal control over financial reporting and to engage outside professionals and advisors to the extent the Company has desired to support the Company's accounting personnel in the preparation and/or audit of financial statements and reports to be filed with the SEC.

o The Company continues to face unexpected issues relating to the integration of the Advanced BioChem transaction such as the dispute described in this quarterly report and such issues have caused the Company's accounting personnel to devote significant and unanticipated time and attention to these matters.

The Company continues to believe that the deficiencies are attributable to many factors including issues relating to the quality of the Company's disclosure controls and procedures at the time of the Advanced BioChem transaction and the transition following the transaction. Management is committed to a sound disclosure control and internal control environment and is continuing its efforts to improve the Company's infrastructure, personnel, processes and controls to help ensure that the Company is able to produce accurate financial statements on a timely basis.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2005, the Company continued the implementation of more rigorous policies with respect to its disclosure and financial reporting review process including improvements of its infrastructure and processes to improve its internal control over financial reporting. The Company also is continuing its implementation of procedures to improve its review and processing of non-accounting documentation and contracts. Other than the changes described above, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the
Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2004, Chapman Spira & Carson, LLC ("Chapman Spira") filed a lawsuit in the Supreme Court of the State of New York for the County of New York against
Advanced BioChem (the Predecessor), Power3 and Steven Rash. The suit alleges that Advanced BioChem (the Predecessor) and Power3 are liable to Chapman Spira for damages allegedly resulting from the breach of a letter agreement between
Chapman Spira and Advanced BioChem (the Predecessor) relating to the performance of strategic and investment banking services. The suit further alleges that Mr.
Rash made false statements regarding the performance of services by Chapman
Spira. Chapman Spira is seeking damages in the amount of $1,522,000 plus interest. The Company has filed an answer in the lawsuit. The Company believes that Chapman Spira's claims are without merit; however, the Company does not know if it will ultimately prevail or if the outcome of the action will adversely affect the Company's business, financial position or results of operations.

An equipment vendor filed a complaint against the Predecessor in April of 2002 in a California court alleging breach of contract and seeking damages. The
Predecessor reached a settlement agreement in April of 2003 under which the
Predecessor would pay the vendor $40,000 in installments through August of 2003.
The Predecessor recorded a settlement cost of $40,000 in 2002 general and administrative expenses. At December 31, 2003, the Predecessor had a balance remaining of $20,000. In April 2005 the equipment vendor filed a lawsuit against the Predecessor, certain former officers of the Predecessor and the Company in order to enforce its claim for the remaining balance which is past due and may be assumed by the Company as part of the settlement of the dispute with the
Predecessor.

Item 2. Unregistered Sale of Equity Securities and use of Proceeds

(a) Not applicable.

(b) Under the terms of the $400,000 aggregate principal amount of convertible debentures issued by the Company as of January 26, 2005, as well as the terms of the $1,000,000 aggregate principal amount of convertible debentures issued by the Company as of October 28, 2004, the Company is prohibited from taking certain actions without the approval of the holders of a two-thirds majority of the then-outstanding principal amount of the debentures. Specifically, the Company has agreed not to, and not to permit its subsidiary to, so long as any portion of the debentures are outstanding, (1) amend it certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the debentures, or (2) repurchase more than a de minimis number of shares of its common stock or other equity securities other than as to the shares of common stock issuable upon conversion of the debentures described above.

(c) Not applicable.

(d) Not applicable.

Item 3. Defaults Upon Senior Securities

The Company is in default under the provisions of the Securities Purchase
Agreement, registration rights agreement and previously issued debentures. The events of default principally relate to the Company's inability to timely file its Annual Report on Form 10-KSB and the Company's resulting inability to have the registration statement declared effective within the time period required by the agreements. As previously disclosed by the Company, the Company has been unable to file its 2004 Annual Report on Form 10-KSB due to its inability to include the audited financial statements of the Predecessor for fiscal year
2003. Fitts, Roberts & Co., P.C. ("Fitts, Roberts") audited the financial statements of Advanced BioChem for the year ended December 31, 2003 and has previously issued its audit opinion in Advanced BioChem's Annual Report on Form
10-KSB for 2003. Fitts, Roberts previously gave the Company its consent to the inclusion of Fitts, Roberts' audit report in the Company's previous filings.
Fitts, Roberts has refused to give its consent to the inclusion, in the
Company's Annual Report on Form 10-KSB for 2004, of Fitts, Roberts' audit report on the financial statements of Advanced BioChem for fiscal year 2003. The
Company has requested guidance from the SEC concerning the accounting treatment of its transaction with Advanced BioChem, which may resolve this issue.
Alternatively, the Company will request Advanced BioChem to engage an independent auditor to re-audit the 2003 financial statements of Advanced
BioChem and issue a new audit opinion thereon to be included in the Company's
Form 10-KSB.

Although the Company intends to seek waivers or forbearance agreements from the holders of its debentures, there is no assurance that the Company will receive such concessions. If the Company is unable to obtain such concessions, the aggregate amount payable under the outstanding debentures due to the acceleration thereof by reason of the default is equal to the "Mandatory
Prepayment Amount" as specified in the debentures. The Mandatory Prepayment
Amount equals the sum of (i) the greater of: (a) 130% of the principal amount of the debentures to be prepaid, or (b) the principal amount of the debentures to be prepaid, divided by the conversion price on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is less, multiplied by the closing price of the Company's common stock on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the debentures. In addition to the foregoing, pursuant to the terms of the registration rights agreement, the Company is required to pay each holder of the debentures liquidated damages since the registration statement was not declared effective on or before February 25, 2005. The amount of liquidated damages shall equal two percent (2%) of the aggregate purchase price paid by the holders for the debentures and shall be payable on each monthly anniversary of such date until the registration statement is declared effective. The Company has received notice from one of the purchasers of the debentures informing the Company that it is in default under the debentures and demanding payment of the Mandatory
Prepayment Amount, together with the liquidated damages, to which it is entitled pursuant to the agreement.

Filing of the Company's Form 10-KSB will be made as soon as the issues concerning the inclusion of the 2003 financial statements of Advanced BioChem have been resolved. Promptly thereafter, the Company intends to file an amendment to its previously filed registration statement and will endeavor to have it declared effective as soon as practicable. The Company is in discussion with its debenture holders regarding a resolution of this matter.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the quarter ended March 31, 2004.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     EXHIBIT NO.      DESCRIPTION

        4.1           Form of Convertible Debenture due January 26, 2008 (Incorporated by
                      reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed February 1, 2005.)

        4.2           Form of Common Stock Purchase Warrant. (Incorporated by
                      reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed February 1, 2005.)

        10.1          Amendment to Securities Purchase Agreement dated as of January 19, 2005 by among the Company and each purchaser identified therein. (Incorporated by
                      reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2 filed January 21, 2005
                      (file No. 333-122227))

        10.2          Collaborative  Research Agreement  effective as of March 21, 2005, between Horizons  Diagnostic and
                      Power3  Medical  Products,  Inc.  (Incorporated  by reference to Exhibit 10.1 to Company's  current report on Form 8-K filed March 28, 2005).

       31.1*          Certification

       31.2*          Certification

       32.1**         Certification Pursuant to Section 906

       32.2**         Certification Pursuant to Section 906

        *Filed with this report.
       **Furnished with this report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Power3 Medical Products, Inc. (Registrant)

Date: May 23, 2005                By: /s/ Steven B. Rash
                                      Steven B. Rash
                                      Chairman and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                  Title                               Date

/s/ Steven B. Rash         Chairman and
Steven B. Rash             Chief Executive Officer          May 23, 2005

/s/ Michael J. Rosinski
Michael J. Rosinski        Chief Financial Officer          May 23, 2005

                                  EXHIBIT INDEX

     EXHIBIT NO.      DESCRIPTION

        4.1           Form of Convertible Debenture due January 26, 2008 (Incorporated by
                      reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed February 1, 2005.)

        4.2           Form of Common Stock Purchase Warrant. (Incorporated by
                      reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed February 1, 2005.)

        10.1          Amendment to Securities Purchase Agreement dated as of January 19, 2005 by among the Company and each purchaser identified therein. (Incorporated by
                      reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2 filed January 21, 2005
                      (file No. 333-122227))

        10.2          Collaborative  Research Agreement  effective as of March 21, 2005, between Horizons  Diagnostic and
                      Power3  Medical  Products,  Inc.  (Incorporated  by reference to Exhibit 10.1 to Company's  current report on Form 8-K filed March 28, 2005).

       31.1*          Certification

       31.2*          Certification

       32.1**         Certification Pursuant to Section 906

       32.2**         Certification Pursuant to Section 906

        *Filed with this report.
        **Furnished with this report.

