Form 10QSB
period 2005-06-30
POWER 3 MEDICAL PRODUCTS INC
filed 2005-08-22
CIK 1063530

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no. 0-24921

Power3 Medical Products, Inc.

(Exact name of small business issuer as specified in its charter)

New York	65-0565144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 Research Forest Drive, Suite B2-3

Woodlands, Texas  77381

(Address of principal executive offices)

(281) 466-1600

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

As of August 15, 2005, there were 65,345,121 shares of voting common stock of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

INDEX

RECENT DEVELOPMENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheet (unaudited)

Condensed Statements of Operations (unaudited)

Condensed Statement of Cash Flows (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 1. Organization, Principal Activities and Basis of Presentation

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX

RECENT DEVELOPMENTS

New Agreements Entered Into

On May 24, 2005, the Power3 Medical Products, Inc. (the “Company” and “Power3”) entered into a collaboration agreement with BioSite Incorporated.  The agreement provides that the Company and BioSite will engage in a research program in which BioSite will attempt to develop antibodies and diagnostic assays for selected target biomolecules proposed by the Company.  If the antibodies and diagnostic assays are found to have diagnostic and/or therapeutic potential, BioSite will develop and commercialize BioSite products for the detection and/or treatment of breast cancer and/or neurological diseases.  BioSite will make milestone payments to the Company, as well as pay royalties on the sale of any BioSite products containing antibodies to any selected target biomolecule claimed in a patent application or an issued patent.

Change in Accounting Treatment

On May 18, 2004, Power3 entered into an Asset Purchase Agreement with Advanced BioChem, doing business as ProteEx.  In the transaction, Power3 purchased substantially all of the assets and intellectual properties of Advanced BioChem and assumed certain liabilities in exchange for the issuance of 15,000,000 shares of its common stock pursuant to the Asset Purchase Agreement.  For financial statement purposes, the transaction had previously been accounted for as a recapitalization, as in a reverse acquisition.  After review, the Company has concluded that a more appropriate accounting treatment of the transaction would be purchase accounting.  Power3 has now completed a recharacterization of the transaction as purchase accounting and the Company is producing revised financial statements for the period ending June 30, 2004, September 30, 2004, December 31, 2004 and for the 1st Quarter of 2005, ending March 31, 2005.  Power3 has issued an 8-K notifying of non-reliance on previously issued financial statements for the periods named above.  Power3 intends to file amended consolidated financial statements for the aforementioned periods prior to, and contemporaneously with the filing of its Form 10-KSB for year ended December 31, 2004 and its quarterly reports for the the current quarter ended June 30, 2005.  The Company, and its auditors, are in complete agreement as to the appropriate treatment to account for its acquisition of the assets and a certain set of liabilities of Advanced BioChem on May 18, 2004.

Filing Status of Reports

On August 10, 2005, Power3 filed an 8-K reporting that it is in the process of preparing a restatement of its unaudited consolidated financial statements for the six and nine month periods ending June 30, 2004 and September 30, 2004 and for the three month period ending March 31, 2005.  The company is recharacterizing the accounting treatment of its May 18, 2004 transaction with Advanced BioChem with the more appropriate treatment of purchase accounting, in a related party transaction, rather than its previous accounting treatment as recapitalization, in a reverse acquisition.

Power3, in conjunction with its auditors, is restating its financial statements for the periods described above.  In addition, Power3 is now completing its Form 10-KSB for 2004 and will file this form as soon as it is completed, including audited financial statements for each of the periods required.  Since the financial statements presented in its Form 10-KSB for 2004 represent a revision to the financial statements previously presented in the Form 10-QSB filed for the 2nd Quarter, 2004, 3rd Quarter, 2004 and for the 1st Quarter of 2005, Power3 will issue revised financial statements for each of these quarterly periods.

Dispute as to Certain Liabilities

On May 12, 2005, Industrial Enterprises of America, Inc., the Successor to Advanced BioChem, filed an 8-K to disclose that the Industrial Enterprises management was currently reviewing the Power3 sale.  Under the agreement, Power3 agreed to purchase all of the assets and certain liabilities of Advanced BioChem, the predecessor to Industrial Enterprises.  Industrial Enterprises stated, in the referenced 8-K and in its 10-QSB filed for the 1st Quarter of 2005, that it is reviewing the claimed indebtedness and until recently Power3 had been in negotiations with Industrial Enterprises, regarding an agreement with respect to the settlement of any and all claims between the two companies.  Industrial Enterprises stated that it had terminated settlement discussions and would enforce any rights or remedies it may have with respect to the transaction and the specific liabilities involved.

The Company is not in agreement with Industrial Enterprises, as to the nature or the amount of liabilities assumed in the asset sale and feels it has fairly represented the amount or its liabilities to Industrial Enterprises in its financial statements.  The Company has attempted to negotiate a settlement with Advanced BioChem as to the claims asserted, however no settlement has been reached.  Power3 has therefore rescinded its previous recognition of the referenced contingent liabilities in its financial statements.  If it is determined by management that Power3 has a contingent or material liability regarding these contingent liabilities, Power3 will reflect any such liabilities it may become obligated for in its financial statements as soon as such recognition occurs.

Market Information

Upon the Company’s failure to timely file its Form 10-KSB for 2004, the OTCBB appended the symbol “E” to the Company’s trading symbol, effective on April 22, 2005, and notified the Company of its jeopardy of having its securities no longer quoted on the OTCBB, pending the Company’s filing of its form 10-KSB for 2004.

On June 14, 2005, upon the Company’s continued failure to file its Form 10-KSB for 2004, Power3 was notified of the OTCBB’s action to not allow the Company’s securities to be quoted on the OTCBB, as of June 16, 2005, pending the filing of the Company’s Form 10-KSB for 2004.  Accordingly, the Company’s securities are no longer eligible for quotation on the OTCBB, and all quotations of the Company’s securities are deleted from the OTCBB.  The Company is currently in the process of producing its Form 10-KSB for 2004 and will file for reinstatement on the OTCBB, under Form 211 of the NASD rules, immediately upon filing its Form 10-KSB.

Change in Control

On June 3, 2005, Mr. Michael Rosinski, Chief Financial Officer of Power 3, resigned and terminated his employment at the Company as of that date.  In accordance with his resignation, the employment agreement with Mr. Rosinski has terminated on June 5, 2005, and the stock grant of 140,000 shares of Restricted Stock to Mr. Rosinski is terminated.  The stock shares covered in this agreement have been returned to the Company.

On June 3, 2005, the Company named John P. Burton as its Chief Accounting Officer and Controller.  Mr. Burton was Chief Financial Officer of Affiniscape, Inc. from December, 2003 thru August, 2004.  Prior to that he was Chief Financial Officer of Bob Johnson & Associates, Inc. in Houston, Texas.

Recent Financing

On April 5, 2005, the Company received a bridge loan in the amount of $ 251,000.  This bridge loan is due and payable on the sooner of August 15, 2005 or one business day following the closing of the Company’s sale and issuance of the $1,600,000 aggregate principal amount of debentures which come due on August 15, 2005.  This bridge loan bears interest at a rate of 10% per annum which, at the holder’s option, may be paid in (a) cash, or (b) that number of shares of the Company’s common stock determined by dividing $ 251,000 by the common stock price on the date of payment and multiplying the quotient so obtained by 20%.

On May 31, 2005, the Company received an Officer Advance in the amount of $ 55,000.  This advance is in the form of a short-term Note Payable, to the Officer, and is payable on June 30, 2005, and bears interest at a rate of 6% per annum until paid.

On June 3, 2005, the Company received an Officer Advance in the amount of $50,000.  This advance is in the form of a short-term Note Payable, to the Officer, and is payable on June 30, 2005, and bears interest at a rate of 6% per annum until paid.

On June 17, 2005, the Company received a bridge loan in the amount of $ 396,500.  This bridge loan is in the form of a promissory note, payable on the sooner of August 15, 2005, or the fifth day following the effective date of the Company’s registration statement on Form SB-2.  The note is secured by a Stock Pledge Agreement, entered into on June 17, 2005, by the CEO of Power 3, wherein the Pledger ageed to pledge 6,000,000 shares of common stock as security for the performance of the Company under the note.

Change in Independent Public Accounting Firm

On July 28, 2005, the management of Power3 decided upon a change in its independent public accounting firm and confirmed that the Company would no longer engage Kingery & Crouse, P.A. as its independent public accounting firm.  On that same date, the Company engaged the services of John A. Braden & Company, PC, as its public accounting firm for its fiscal year ending December 31, 2004.  Power3’s Board of Directors authorized the engagement of John A. Braden & Company, PC, as the Company independent public accounting firm.

I.  FINANCIAL INFORMATION

Item 1. Financial Statements

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEET AS OF June 30, 2005

(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$36,722
Accounts Receivable	$2,350
Total Current Assets	$39,072
FIXED ASSETS
Furniture, Fixtures and Equipment (Net of accumulated depreciation of $339,760)	$108,920
Intellectual Property (Net of accumulated amortization)	$244,796
Total Fixed Assets	$353,716
OTHER ASSETS
Debt Issuance Cost (net of amortization of $8,888)	$172,964
Deposits	$25,900
Total Other Assets	$198,864

TOTAL ASSETS	$591,652

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts Payable and accrued liabilities	$1,113,734
Note Payable	$781,650
Other Current Liabilities	$76,459
Total Current Liabilities	$1,971,843
LONG TERM LIABILITIES
Convertible Debentures	$1,400,000
Accrued Interest on Convertible Debentures	$(1,122,221)
Total Long Term Liabilities	$277,779
TOTAL LIABILITIES	$2,249,622
STOCKHOLDER’S DEFICIT
Common Stock-$0.01 par value:150,000,000 shares authorized; 65,345,121 shares issued and outstanding	$65,345
Additional Paid-In Capital	$65,354,406
Deferred Compensation	$(19,093,624)
Retained Earnings	$(38,905,240)
Net Income (current period)	$(9,078,857)
Developmental Stage Loss	$(20,986,244)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$591,652

See notes to condensed financial statements.

POWER 3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise )

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Three	For the Six	For the Six	Development Stage
	Months Ended	Months Ended	Months Ended	Months Ended	May 18, 2004 thru
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

REVENUES		$13,600		$25,090	$4,000

COST OF GOODS SOLD		$5,250		$10,423

GROSS PROFIT		$8,350		$14,667	$4,000

OPERATING EXPENSES

Stock based compensation and consulting	$3,609,438	$6,189,653	$7,218,876	$6,189,653	$15,167,282
Consulting Fees		$7,089,016		$7,119,016	$403,942
Other operating expenses	$832,266	$819,693	$1,637,291	$1,802,349	$2,662,431

Total Operating Expenses	$4,441,704	$14,098,362	$8,856,167	$15,111,018	$18,233,655

LOSS FROM OPERATIONS	(4,441,704)	(14,090,012)	(8,856,167)	(15,096,351)	$(18,229,655)

INTEREST & FINANCING EXPENSE	(117,085)	(1,238)	(222,949)	(2,752)	$(280,037)

OTHER INCOME & EXPENSE	35		259		$(2,476,868)

Write Off Debt		641,859		641,859

NET LOSS	(4,558,754)	(13,449,391)	(9,078,857)	(14,457,244)	$(20,986,560)

NET LOSS PER SHARE (basic and dilluted)	$(0.07)	$(0.20)	$(0.14)	$(0.22)	$(0.32)

Weighted average number of shares outstanding	65,345,121	66,922,630	65,345,121	66,922,630	65,345,121

See notes to condensed financial statements.

POWER 3 MEDICAL PRODUCTS, INC

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

		For the Six	For the Six
		Months Ended	Months Ended
		June 30, 2005	June 30, 2004

NET INCOME		$(1,859,981)	$(522,476)

NET CASH USED IN OPERATING ACTIVITIES		$(586,347)	$(1,004,299)

CASH USED IN INVESTING ACTIVITIES		$(163,754)	$(158,692)

NET CASH PROVIDED BY FINANCING ACTIVITIES		$628,041	$1,246,322

NET CHANGE IN CASH AND CASH EQUIVALENTS		$(122,060)	$83,330

CASH AT BEGINNING OF PERIOD		$158,782	$547

CASH AND CASH EQUIVALENTS, END OF PERIOD		$36,722	$83,877

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

INTEREST PAID		$222,949	$3,990

Shares issued (at market, date of effective agreement):

For consulting contracts	15,881,033 shares		$9,519,930

For acquisition	15,000,000 shares		$13,500,000

For compensation	32,810,000 shares		$29,524,500

See notes to condensed financial statements.

POWER 3 MEDICAL PRODUCTS, INC

(A Development Stage Enterprise)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Item 1. ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

Prior to January 1, 2004, Power3 Medical Products, Inc. and its subsidiaries (collectively “Power3” or “the Company”), formerly known as Surgical Safety Products, was primarily engaged in product development, sales, distribution and services for the healthcare industry.  In 2003, the Company was in a prior development stage, marketing devices to aid surgical procedures. Prior to May 18, 2004, the products had received only minor market acceptance and sales had slowed to the point that Power3 was searching for other products and markets to increase its presence in the healthcare industry.   .

In early 2004, Power3 became aware of a biotech company that appeared to have a set of assets and intellectual properties that it required to more effectively pursue its business model.  That company, named Advanced BioChem, doing business as ProteEx, provided contract-for-fee lab services analyzing protein biomarkers. At the conclusion of negotiations with Advanced BioChem, Power3 entered into an Asset Purchase Agreement dated May 18, 2004, whereby it purchased substantially all the assets and intellectual properties of Advanced BioChem, and assumed certain liabilities, as scheduled in the agreement, from Advanced BioChem.  After the transaction, certain employees from Advanced BioChem became employees of Power3 and were later issued Employment Agreements by Power3.  As consideration in the Asset Purchase Agreement, Power3 issued 15,000,000 shares of common stock to Advanced BioChem.

Power3 Medical Products, Inc. did not continue the business activity of Advanced BioChem and never conducted any contract-for-fee lab service work whatsoever.  Subsequent to the asset purchase, the business model of Power3 was significantly changed and expanded to become the commercialization of the intellectual property acquired in the transaction, with its focus in the early detection, monitoring and targeting of diseases through the analysis of proteins.  Power3’s new developmental stage objective, and activity, is to develop its intellectual properties by focusing on disease diagnosis, protein and biomarker identification and early detection indicators in the areas of cancers, neurodegenerative and neuromuscular diseases, as well as other scientific areas of interest associated with protein biomarkers.

After the asset purchase transaction on May 18, 2004, the previous management of Power3 resigned and left the employ of the Company.  Subsequent to these resignations, two employees of Advanced BioChem were granted employment agreements by Power3.  These two employees were Steven B. Rash as President and CEO and Dr. Ira Goldknopf as Chief Scientific Officer.

The Company’s subsidiary, Tenthgate, a Nevada corporation, is not active in Power3’s current line of business activity.  As part of the acquisition of the assets of Advanced BioChem, it was contemplated that Power3 would distribute shares of its subsidiary to its shareholders of record prior to the Advanced BioChem transaction.  Previous management of Power3 and the Company’s subsidiary, Tenthgate, have been independently operating Tenthgate since the Advanced BioChem transaction.  Power3 intends to divest itself of its subsidiary due to the differences in business activity between Tenthgate and Power3 operating under its current business model.  Some of the principal reasons for the divestiture of Tenthgate are as follows:  Power3’s business focus and strategy is significantly different from that of Tenthgate and its subsidiary; the disposition of Tenthgate will allow the Company’s management to focus exclusively on its business objectives and permit management of Tenthgate more flexibility in its operation; and the disposition will allow the market to separately identify and evaluate each business.  The Company is continuing its efforts to complete the disposition of Tenthgate and its subsidiary; however, current management of Tenthgate has advised the Company that Tenthgate has issued a significant number of shares of its common stock purportedly reducing the Company’s ownership interest to less than 1%.  The Company is considering its alternatives with respect to these action and still desires to complete a divestiture of Tenthgate.

The consolidated balance sheets, statements of operations and statements of cash flow included herein are unaudited, but include, in the opinion of management, all the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  Results for interim periods are not necessarily indicative of results that may be expected for any future interim period or for a full year.

2.RESTATEMENT

On May 18, 2004, Power3 executed the Asset Purchase Agreement (“the Agreement”) referred to above, to purchase substantially all the assets of Advanced BioChem and assume certain liabilities in exchange for the issuance of 15,000,000 shares of common stock of Power3.  For financial statement purposes, the transaction was treated, at the time, as a recapitalization of the equity structure of Power3 and therefore, the accumulated deficit of Power3 was eliminated, no stock-based expenses were recorded as a result of this transaction, and the assets and liabilities of Power3 and Advanced BioChem were combined, based on the accounting treatment as recapitalization, in a reverse acquisition.  Subsequent to the filing of Form 10-QSB and Amendment No. 1 for the quarter ended March 31, 2005, during its interim revue, management determined that the purchase of assets and the acquisition of certain liabilities of Advanced BioChem, which occurred on May 18, 2004, is properly accounted for as a purchase transaction, in a related party transaction.  In addition, management determined that, due to the specific nature of the transaction and because Power3 did not continue the business activity of Advanced BioChem whatsoever, Advanced BioChem cannot be considered a predecessor.  In addition, because the asset acquisition by Power3 was a purchase of equipment and intellectual property from an entity that continued its existence and its previous business activity after the purchase transaction, rather than being merged into Power 3, and because the combination did not contain other elements of an equity merger of the two companies, the Company determined that the facts of the transaction had been misapplied and that purchase accounting is the more appropriate accounting treatment and Advanced BioChem would not be presented as a predecessor.  This accounting treatment represents a restatement of the transaction referenced above, which was previously characterized as a recapitalization of Power3, as in a reverse acquisition.  The Balance Sheet, Statement of Operations and the Statement of Cash Flow shown in Part I, Item 1, display the financial statements of the Company consistent with the restatement of the asset acquisition as purchase accounting.

The effect of the restatement on the balance sheet of Power3 Medical Products, Inc., besides eliminating the financial condition of Advanced BioChem as the predecessor for the period of January 1, 2004 through May 17, 2004, is to restore Power3’s previously existing deficit in Retained Earnings, recognize the stock-based compensation expenses associated with the transaction and reclassify certain items within the Stockholder’s Deficit section of the Company’s balance sheet.

The effect of the restatement on the statement of operations of Power3 is primarily to increase the stock-based compensation expenses associated with the May 18, 2004 transaction and recognize the difference in the historical cost of the assets acquired and the liabilities assumed in the transaction.

On August 10, 2005, the Company issued an 8-K reporting non-reliance on previously issued financial statements for the quarter ended June 30, 2004, September 30, 2004 and March 30, 2005, which had been previously presented under the previous accounting treatment.

Since Power3’s planned principal operations have not yet commenced, it was and is considered to be in the developmental stage, as of May 18, 2004, as defined in Financial Accounting Standards Board Statement No. 7.  Accordingly, some of the Company’s accounting policies and procedures have not yet been established.  The Company has been in its current developmental stage since its acquisition of its set of intellectual properties on May 18, 2004.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Power3 and its wholly-owned subsidiary, Power3 Medical, Inc., a Nevada corporation (collectively “the Company”).  All intercompany transactions and balances have been eliminated in consolidation.  Tenthgate’s statement of condition and operating results are not consolidated, since the Company now owns less than 1% of Tenthgate’s common stock outstanding and its financial results would not be consolidated, nor are they material to the financial statements of Power3.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instruction to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  For further information, refer to the financial statements of the Company for the years ended December 31, 2003 and 2002, including notes thereto, and/or the consolidated financial statements of the Company as of December 31, 2003 and 2002, including notes thereto included in the Company’s Form 10-KSB for the respective periods.  However, due to the completely different business activity and previous history, Power3’s previous year’s results are not indicative of future periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make.  Estimates that are critical to the accompanying financial statements include assessing the impact of contingencies (see above) and the amortization periods for the debt issuance costs and debt discount on the convertible debentures (see Note 8) as well as estimating depreciation and amortization periods of tangible and intangible assets, and long-lived impairments, among others.  The markets for the Company’s products are characterized by intense competition, evolving standards and price competition, all of which could impact the future realizability of the Company’s assets.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Financial Instruments and Concentrations of Credit Risk

Management believes the book value of the Company’s cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values due to their short-term nature.  Management has used certain valuation techniques to estimate the fair value of the convertible debentures, loans notes and stockholder receivables because of the lack of similar type arrangements in the marketplace and because of uncertainty surrounding the date the receivables will be recovered.

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents.  We occasionally maintain cash and cash equivalents balances in excess of federally insured limits.  We have not experienced any losses in such accounts.

Furniture, Fixtures and Lab Equipment

Furniture, fixtures and lab equipment are stated at cost.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the assets’ estimated useful lives.  At June 30, 2005, certain lab equipment having a net book value of approximately $37,500 serves as security for certain liabilities.

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

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. The Company evaluated its long-lived assets at December 31, 2004 and determined that certain impairment losses were necessary. As a result, operations were charged for $15,832 during the period May 18, 2004 (date of acquisition) to December 31, 2004.  Management believes that the remaining balances of the Company’s long-lived assets are recoverable at June 30, 2005.

Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128 “Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period.  In periods in which they would be anti-dilutive, common equivalent shares are ignored in the loss per share calculations.  As a result, basic and diluted net loss per share is identical for each of the periods in the accompanying financial statements.

Stock – Based Compensation

The Company accounts for equity instruments issued to employees for services based on the intrinsic value of the equity instruments issued and accounts for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.  Fair value is measured herein as the closing market price of the common stock on the effective date of the agreement or Board resolution, rather than imputed value of the agreement or imputed services.

The Company has adopted Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). This statement amends FASB Statement No. 123, “Accounting for Stock Based Compensation”. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company continues to apply the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock-based employee compensation arrangements.

Income Taxes

The Company computes income taxes in accordance with Financial Accounting Standards Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”). The Company also prepares its income taxes in accordance with this standard. Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. There were no significant temporary differences at June 30, 2005.

Research and Development

Research and development costs, which approximated $176,513 for the six months ended June 30, 2005 and the $ 53,083 for the six months ended June 30, 2004, are expensed as incurred.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Investments

The Company accounts for its interest in Power 3 Medical, Inc., a Nevada corporation, now known as Tenthgate, Inc., using the cost method.  The value of Power3’s investment in Tenthgate is considered to be minimal since the Company now owns less than 1% of the common stock and Power3 does not consider that inclusion of this minimal amount would significantly effect the financial statements

(2) GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has primarily been involved in research and development and capital raising activities; as such the Company has incurred significant losses from operations and has a significant stockholders’ deficit at June 30, 2005.  As a result, the Company has an immediate need for capital to continue its operations, and it will need to raise significant additional funds to implement its business plan.  This cash will have to come from equity sales and/or borrowings as management has projected that the Company will need significant additional capital for development and other ongoing operational activities before it will have any anticipated revenue generating products. The actual amount of funds that the Company will need will be determined by many factors, some of which are beyond the Company’s control.  These factors include:

•      The extent to which the Company enters into licensing arrangements, collaborations or joint ventures;

•      The progress and results of research and product development;

•      The costs and timing of obtaining new patent rights;

•      The extent to which the Company requires or licenses other technologies; and

•      Regulatory changes and competition and technological developments in the market.

A current possibility available to the Company is to raise the remaining funds of $1,600,000 potentially available to them pursuant to the Securities Purchase Agreement dated October 28, 2004 (the “Agreement”). These funds will be immediately reduced by the payment of certain delinquent payables of approximately $251,000 of certain bridge financing received in April 2005, the $396,500 of bridge loan financing and the two Officer Advances that are to be repaid upon the receipt of the $1,600,000. The Company is in immediate need for capital to continue its operations and as such its ability to continue as a going concern is subject to its ability to generate a profit or obtain necessary funding from outside sources. . Management believes that even though the Company currently has limited cash resources and liquidity, assuming exercise of the warrants and additional investment rights specified in the Agreement, that the net funds available from the final closing under such Agreement will allow the Company to continue operations through December 2005.  In the event the final closing and sale of $1,600,000 in aggregate principal amount of debentures occurs, but the warrants and additional investment rights are not exercised, the Company anticipates that it will need to raise additional capital prior to December 2005 to meet its operating costs. However, the Company is currently in default under the conditions set forth in the Agreement as well as the debentures and registration rights agreement and consequently, there is no assurance that the Company will be successful in completing the sale and issuance of the remaining $1,600,000 aggregate principal amount of debentures and/or the additional investments rights pursuant to the Agreement.  If the Company is unsuccessful in the closing of the sale and issuance of the $1,600,000 aggregate principal amount of debentures at the final closing, the Company will be required to obtain alternative financing, sell or license some of its technology, and/or to curtail or cease its operations. Any such funding may significantly further dilute existing shareholders or may limit the Company’s rights to its technology.  Moreover, the increase in the number of shares available in the public marketplace may reduce the market price for the Company’s common stock, and consequently, the price investors may receive at the time of sale.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Loss Per Share

The following common equivalent shares have been excluded from the fully diluted loss per share calculations because the effects would be anti-dilutive;

•      2,500,000 warrants, and additional investment rights having a value of $2,500,000, which were issued to certain accredited investors on October 28, 2004 under the Agreement. In addition, pursuant to the Agreement, the investors purchased certain convertible debentures that if exercised, will result in the issuance of an indeterminate number of shares of common stock.

•      333,333 warrants which were issued to certain accredited investors on January 26, 2005 under the Agreement. In addition, pursuant to the Agreement, the investors purchased certain convertible debentures that if exercised, will result in the issuance of an indeterminate number of shares of common stock

•      580,000 shares of warrants which were issued to members of the Company’s Scientific

Advisory Board and various other consultants in 2004 (including 100,000 to the agent that placed the convertible debentures discussed above).  The warrants, which expire three to five years from the dates of the respective grants and were issued at no cost to such personnel, may be converted to a like number of shares of the Company’s common stock at any time prior to their expiration(s).  As a result, during the period May 18, 2004 (date of acquisition) to December 31, 2004, the Company recorded $626,100 of stock based compensation as a result of the issuance of these warrants, which amounts represent the fair value of the warrants on the dates they were granted.

(4)  Income Taxes

The Company recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations.  Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At June 30, 2005 the Company had net operating loss carryforwards for income tax purposes of approximately $9,551,000 arising primarily from stock based expenses that are considered to be permanent differences.  These net operating loss carryforwards expire at various times through the period ended June 30, 2005 however because the Company has experienced changes in control and has incurred significant operating losses, utilization of the income tax loss carryforwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying balance sheet because the Company established a valuation allowance to fully reserve such assets as their realization did not meet the required asset recognition standard established by SFAS 109.

(5) Related Party Transactions

 During the three months ended March 31, 2005 the chief financial officer advanced $35,000 to the Company.  The advance, which is due on demand and unsecured, bears interest at 6% per annum.  At June 30, 2005, the balance of the advance is included in accounts payable and accrued and other liabilities in the accompanying condensed balance sheet.

On May 31, 2005, the Company received an Officer Advance in the amount of $ 55,000.  This advance is in the form of a short-term Note Payable to the Officer, is payable on June 30, 2005, and bears interest at a rate of 6 % per annum until paid.

On June 3, 2005, the Company received an Officer Advance in the amount of $ 50,000.  This advance is in the form of a short-term Note Payable to the Officer, is payable on June 30, 2005, and bears interest at a rate of 6 % per annum until paid.

(6) Notes Payable

Certain notes payable existing at March 31, 2005 bear interest at a fixed rate of 6% and were scheduled to mature on December 31, 2004. However, the Company has entered into agreements with the note holders to extend the maturity of the notes through June 30, 2005.  In addition, the Company has the option to convert 75% of the notes into its common stock at a mutually agreeable conversion ratio.

On April 5, 2005, the Company received a bridge loan in the amount of $ 251,000.  This bridge loan is due and payable on the sooner of August 15, 2005 or one business day following the closing of the Company’s sale and issuance of the $1,600,000 aggregate principal amount of debentures which come due on August 15, 2005.  This bridge loan bears interest at a rate of 10% per annum which, at the holder’s option may be paid in (a) cash or (b) that number of shares of the Company’s common stock determined by dividing $ 251,000 by the common stock price on the date of payment and multiplying the quotient so obtained by 20%.

On June 17, 2005, the Company received a bridge loan in the amount of $ 396,500.  This bridge loan is in the form of a promissory note, payable on the sooner of August 15, 2005, or the fifth day following the effective date of the Company’s registration statement on Form SB-2.  The note is secured by a Stock Pledge Agreement, entered into on June 17, 2005, by the CEO of Power3, wherein the Pledger agreed to pledge 6,000,000 shares of common stock as security for the performance of the Company under the note.  The note bears no interest, other than in case of default, in which case the note shall bear interest at the rate of 18% per annum from the date such interest would be due.

(7) Other Commitments and Contingencies

Operating Lease

In August 2004, the Company entered into a new lease which expires on August 31, 2009, has an initial term of sixty-three months, and requires base monthly minimum lease payments ranging from approximately $6,000 to $9,600 (plus utilities and operating expenses) over the lease term.  The lease contains a provision which allows the Company to extend the lease for two additional terms of sixty months.  Rent expense, including utilities, approximated $18,000 and $62,800, for the six months ended June 30, 2005 and the period June 30, 2004   respectively.

Employment Agreements

The Company is obligated under amended and restated employment agreements with its Chief Executive Officer, Chief Scientific Officer and Chief Financial Officer.  The significant terms of the agreements are as follows:

Chief Executive Officer – The amended and restated employment agreement is effective as of May 18, 2004 and has an initial term of five years, subject to each party’s termination rights.  The agreement provides for a base salary of $250,000 per year and the opportunity to receive cash bonuses based on performance upon the discretion of the board of directors.  The agreement also includes participation in employee benefit plans offered to employees, as well as a grant of 13,250,000 shares of restricted common stock and 1,500,000 shares of restricted Series B preferred stock (the Series B preferred shares have not yet been issued).  Either party may terminate the Chief Executive Officer’s employment under the contract, either with or without cause upon giving the other party at least thirty days notice.  If the Company terminates the chief executive officer’s employment at any time during the initial term without cause, he will be entitled to receive compensation provided under the agreement for the remaining initial term of employment.  In addition, in the event of a change in control as defined in the agreement, the Company may waive, in whole or in part, any and all remaining restrictions on the restricted shares of common stock and Series B preferred stock granted to him.

Chief Scientific Officer – The amended and restated employment agreement is effective as of May 18, 2004 and has an initial term of five years, subject to each party’s termination rights.  The agreement provides for a current base salary of $125,000 through December 18, 2004 and $100,000 thereafter and the opportunity to receive cash bonuses based on performance upon the discretion of the board of directors.  The agreement also includes participation in employee benefit plans offered to employees, as well as a grant of 13,250,000 shares of restricted common stock and 1,500,000 shares of restricted Series B preferred stock (the Series B preferred shares have not yet been issued).  Either party may terminate the chief scientific officer’s employment under the contract, either with or without cause upon giving the other party at least thirty days notice.  If the Company terminates the Chief Scientific Officer’s employment at any time during the initial term without cause, he will be entitled to receive compensation provided under the agreement for the remaining initial term of employment.  In addition, in the event of a change in control as defined in the agreement, the Company may waive, in whole or in part, any and all remaining restrictions on the restricted shares of common stock and Series B preferred stock granted to him.

Chief Financial Officer – The amended and restated employment agreement is effective as of July 2, 2004 and has an initial term of three years, subject to each party’s termination rights.  The agreement provides for a base salary of $120,000 per year and the opportunity to receive cash bonuses based on performance upon the discretion of our board of directors.  The agreement also includes participation in employee benefit plans offered by us to our employees, as well as a grant of 140,000 shares of restricted common stock.  Either party may terminate the Chief Financial Officer’s employment under the contract, either with or without cause upon giving the other party at least thirty days notice.  If the Company terminates the chief financial officer’s employment at any time during the initial term without cause, he will be entitled to receive compensation provided under the agreement for the remaining initial term of employment.  In addition, in the event of a change in control as defined in the agreement, the Company may waive, in whole or in part, any and all remaining restrictions on the restricted shares of common stock granted to him.

On June 3, 2005, Mr. Michael Rosinski, Chief Financial Officer of Power3, resigned and terminated his employment at the Company as of that date.  In accordance with his resignation, the employment agreement with Mr. Rosinski has terminated on June 5, 2005, and the stock grant of 140,000 shares of Restricted Stock to Mr. Rosinski is terminated.  The stock shares covered in this agreement have been returned to the Company.

On June 3, 2005, the Company named John P. Burton as Chief Accounting Officer and Controller.  Previously Mr. Burton was Chief Financial Officer of Affiniscape, Inc. and served as Chief Financial Officer and Controller for Bob Johnson & Associates, Inc. from 1999 to 2003.

Other Common Stock Grants

In addition to the above common stock grants, the Company granted 1,305,000 shares of its common stock to various other employees.  Because all of the shares were granted at no cost to the employees, and because the shares generally vest over a period of two years, the Company recorded $27,850,500 of deferred compensation upon the date of the grant (which amount was determined based on the total number of shares granted times the trading values of the shares on the dates the stock grants were made).  This amount is being amortized to stock based compensation expense over the vesting period.

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

Future required payments for base compensation under all of the employment agreements discussed above are approximately as follows:

Periods Ending December 31,	Amounts

2005 (six months)	$235,000
2006	470,000
2007	410,000
2008	350,000
2009	175,000

Total	$1,640,000

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

In addition, an equipment vendor filed a complaint against Advanced BioChem (which related to equipment acquired by Power3 in the May 18, 2004 transaction) in April of 2002 in a California court alleging breach of contract and seeking damages. Advanced BioChem reached a settlement agreement in April of 2003 under which Advanced BioChem agreed to pay the vendor $40,000 in installments through August of 2003.  At December 31, 2003, Advanced BioChem had a balance remaining of $20,000. In April 2005 the equipment vendor filed a lawsuit against Advanced BioChem and certain former officers of Advanced BioChem, and against Power3, in order to enforce its claim for the remaining balance which is past due and may be assumed by the Company as part of the settlement of the dispute with Advanced BioChem as to liabilities assumed in the May 18, 2004 transaction.

Dispute with Advanced BioChem

Advanced BioChem recently advised the Company, and publicly announced, that it was reviewing the terms of the Company’s acquisition of substantially all of the assets and assumption of certain liabilities of Advanced BioChem pursuant to the Asset Purchase Agreement. Advanced BioChem has asserted that the Company did not assume all of the liabilities for which it was obligated under the terms of the purchase agreement. The terms of the Asset Purchase Agreement are not clear and are subject to different interpretations. While the Company believes that it has properly interpreted the provisions of the agreement, fulfilled its obligations thereunder and reflected the terms of the transaction in its financial statements and previous filings, the Company has had discussions and negotiations with Advanced BioChem in an effort to resolve this disagreement. At this time, Advanced BioChem has ceased discussions with Power3 and has stated in its 8-K and Form 10-QSB that they will take action to enforce any rights and remedies it may have with respect to the Power3 sale and the liabilities.  Notwithstanding this, because the Company had previously offered to assume certain additional liabilities of approximately $425,000 in connection with their efforts to resolve the dispute, the Company had previously recorded $425,000 in contingent liabilities on its balance sheet.  In accordance with Financial Accounting Standards Board Statement Number 5, “Accounting for Contingencies”, the Company was prepared to increase the purchase price by $425,000 (which amount represents the minimum amount of the range of additional liabilities that may ultimately be assumed upon the resolution of this matter).  Recently, as a result of Advanced BioChem’s refusal to further negotiate to settle the question, management has reviewed the liabilities in question and has determined that Power3 is not liable for any of the aforementioned liabilities and these contingent liabilities have been removed from the Company’s balance sheet.  However, the Company remains contingently liable for the claimed liabilities of $2,575,000.  The purchase price and related financial statements have not been adjusted for these liabilities as the fair value of this contingency cannot be reasonably estimated at this time.

(8) Securities Purchase Agreement

Convertible Debentures

The Company entered into a Securities Purchase Agreement, dated October 28, 2004 (the “Agreement”) with certain accredited investors, and an Amendment to such Securities Purchase agreement on January 19, 2005 in which four investors accelerated the purchase of debentures in exchange for additional warrants.  Pursuant to the Agreement, the purchasers agreed to purchase from the Company convertible debentures due three (3) years from the date of issuance in the aggregate principal amount of $3,000,000. The Agreement also provides for the issuance to the purchasers, at no additional cost to the purchasers, warrants to purchase shares of the Company’s common stock and additional investment rights to purchase additional convertible debentures.  In connection with the Agreement, the Company also entered into a registration rights agreement with the purchasers, which requires that the Company file a registration statement with the SEC registering on behalf of the purchasers the resale of the shares of common stock issuable upon conversion of the debentures and the exercise of the warrants. The Company will also file an additional registration statement for the resale of the shares issuable upon conversion of the debentures issuable upon exercise of the additional investment rights previously issued by the Company.

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

Under the Agreement, the Purchasers also received at the first closing warrants to purchase an aggregate of up to 2,500,000 shares of common stock and additional investment rights to purchase up to an additional $2,500,000 principal amount of convertible debentures.  Pursuant to the Amendment to the agreement, concurrent with the Company’s issuance of the $400,000 aggregate principal amount of debentures on January 26, 2005, the Company issued additional warrants to purchase an aggregate of up to 333,333 shares of common stock.  The warrants are exercisable at a price of $1.44 per share (subject to adjustment), for a period of five (5) years from October 28, 2004.

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

The debentures contain covenants that will limit the Company’s ability to, among other things: incur or guarantee additional indebtedness; incur or create liens; amend the Company’s certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the debentures; and repay or repurchase more than a de minimus number of shares of common stock other than as permitted in the debentures and other documents executed with the purchasers.

The debentures include customary default provisions and an event of default includes, among other things, a change of control of the Company, the sale of all or substantially all of the Company’s assets, the failure to have the registration statement declared effective on or before the 180th day after the initial closing date, and the lapse of the effectiveness of the registration statement for more than 30 consecutive trading days during any 12-month period (with certain exceptions), the Company’s failure to timely deliver certificates to holders upon conversion and a default by the Company in any obligations under any indebtedness of at least $150,000 which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each debenture may become immediately due and payable, either automatically or by declaration of the holder of such debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 130% of the principal amount of the debentures to be prepaid or the principal amount of the debentures to be prepaid, divided by the conversion price on the date specified in the debenture, multiplied by the closing price on the date set forth in the debenture.

As mentioned above, the Company is in default under the provisions of the Agreement, registration rights agreement and previously issued debentures.  The events of default now principally relates to the Company’s inability to have its registration statement declared effective within the time period required by the agreements.  Although the Company intends to seek waivers or forbearance agreements from the holders of its debentures, there is no assurance that the Company will receive such concessions.  As such, the indebtedness has been classified as a current liability in the accompanying balance sheet.  If the Company is unable to obtain such concessions, the aggregate amount payable under the outstanding debentures due to the acceleration thereof by reason of the default is equal to the “Mandatory Prepayment Amount” as specified in the debentures.  The Mandatory Prepayment Amount equals the sum of (i) the greater of:  (a) 130% of the principal amount of the debentures to be prepaid, or (b) the principal amount of the debentures to be prepaid, divided by the conversion price on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is less, multiplied by the closing price of the Company’s common stock on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the debentures.  In addition to the foregoing, pursuant to the terms of the registration rights agreement, the Company is required to pay each holder of the debentures liquidated damages since the registration statement was not declared effective on or before February 25, 2005.  The amount of liquidated damages shall equal two percent (2%) of the aggregate purchase price paid by the holders for the debentures and shall be payable on each monthly anniversary of such date until the registration statement is declared effective.  As of June 30, 2005, the Company has recorded $188,000 of expense and accrued liabilities as a result of this provision.

The Company has received notice from one of the purchasers of the debentures informing the Company that it is in default under the debentures and demanding payment of the Mandatory Prepayment Amount, together with the liquidated damages, to which it is entitled pursuant to the agreement.

Upon filing its Form 10-KSB for 2004, the Company intends to file an amendment to its previously filed registration statement and will endeavor to have it declared effective as soon as practicable.  The Company is in discussion with its debenture holders regarding a resolution of this matter.

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

In accordance with the provisions of Emerging Issues Task Force Issue 98-5 (“EITF 98-5”), discounts have been recorded for the entire face amount of the convertible debentures on the dates the debentures were sold (i.e. October 28, 2004 and January 25, 2005) of the first closing to allocate value to the embedded beneficial conversion feature and the 2,500,000 warrants.

Similarly, a discount for the entire face amount of the convertible debentures was recorded on the date of the first closing to allocate value to the embedded beneficial conversion feature and the 2,500,000 warrants.

Since there is no assurance that the Company will receive the remaining funds due at the time of the final closing and/or through the exercise of additional investment rights, no effect has been given to any value that may result from the issuance of securities in the accompanying financial statements.

(9) Other Significant Equity Transactions

(10) Stock Option Plans

The Company has various stock option and warrant plans outstanding.  Options granted under the 1998 stock option plans are exercisable only after the respective vesting period, which is determined by the Company’s stock option committee. Options expire seven years from the date of grant. Under the 1999 stock option plan, options granted to employees vest ratably over three years; vesting is determined by the Company’s stock option committee for options granted to officers, directors, and consultants. Options expire ten years from the date of grant.

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

In addition to the above, in January 2004, the Company’s Board of Directors approved the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant, and Stock Award Plan (the 2004 Plan).  Pursuant to the 2004 Plan, initially 10,000,000 shares of common stock, warrants, options, preferred stock or any combination thereof may be optioned.  After the grant of any option, warrant or share of preferred stock, the number of shares that may be optioned under the 2004 Plan will be increased.  The number of shares of such increase shall be an amount such that immediately following such increase, the total number of shares issuable under this plan and reserved for issuance upon exercise of options, warrants, or conversion of shares of preferred stock will equal 15% of the total number of issued and outstanding shares of the Company’s common stock.  At December 31, 2004 no warrants or options are outstanding under this plan.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for all of its options and warrants (the “Warrants”)

under the fair value method of that Statement. The fair value for the Warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for Warrants granted in 2000: risk-free interest rate of 6.03%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of .34; and a weighted-average expected life of the options of 2.7 years. The following assumptions were used for Warrants granted in 2004: risk-free interest rate of 5.0%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 1.86 and a weighted-average expected life of the options of -0- years (as all were immediately vested). The Black-Scholes option valuation model was developed for use in estimating the fair value of traded Warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s Warrants have characteristics significantly different from those of traded Warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its Warrants.

All of the Company’s warrants were recorded at their fair values; accordingly stock based compensation actually recorded and stock based compensation that would be recorded using a fair value based method are identical.

A summary of the Company’s warrant activity and related information for the period January 1, 2004 to December 31, 2004 is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price

Outstanding at January 1, 2004	6,360	$12.50

Cancelled	—	$—

Granted	3,080,000	$1.44

Exercised	—	$—

Outstanding at December 31, 2004	3,086,360	$1.46

Exercisable at the end of the year	3,086,360	$1.46

The following table summarizes information about the Company’s Warrants outstanding at December 31, 2004:

			Weighted
		Weighted Average	Average
Exercise	Number	Remaining Contractual	Exercise
Price	Outstanding	Life (in years)	Price
$.98	300,000	2.4	$.98
$1.00	100,000	2.4	$1.00
$1.43	50,000	2.8	$1.43
$1.44	2,500,000	4.8	$1.44
$2.77	30,000	2.6	$2.77
$3.00	100,000	4.8	$3.00
$6.50	5,460	6.0	$6.50
$50.00	900	3.0	$50.00

	3,086,360		$1.46

In addition to the Warrants discussed above, during the six months ended June 30, 2005, the Company issued 333,333 warrants to certain holders of the convertible debentures (see Note 8).

(11) Recent Pronouncements

FIN 46 – Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, (revised in December 2003 as FIN46R) “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. The adoption of FIN 46R had no impact on the financial statements of the Company as the Company has no variable interests in variable interest entities.

SFAS 150 - Accounting for Certain ‘Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued to establish new standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an entity classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of these instruments were previously classified as equity.  This statement was effective when issued for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for calendar year public companies for the third quarter of 2003.  The adoption of SFAS 150 had no impact on the financial statements of the Company.

SFAS 132 - Employers’ Disclosures about Pensions and Other Postretirement Benefits

In December 2003, FASB Statement No. 132 (revised) was issued which prescribes the required employers’ disclosures about pension plans and other postretirement benefit plans; but it does not change the measurement or recognition of those plans.  The Statement retains and revises the disclosure requirements contained in the original Statement 132.  It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  The Statement generally is effective for fiscal years ending after December 15, 2003.  Since the Company does not have any types of pension plans or other postretirement benefits, the adoption of this Statement did not have an effect on the Company’s financial statements.

SFAS 123(R) ‘Share-Based Payments’

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. The Company will be required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. The Company does not believe the impact of adopting this Statement will be material as there are no unvested options and warrants at December 31, 2004.

SFAS 153 - Exchanges of Non-monetary Assets an Amendment of APB Opinion No. 29

In December 2004, FASB Statement No. 153 was issued amending APB Opinion No. 29 to eliminate the exception allowing non-monetary exchanges of similar productive assets to be measured based on the carrying value of the assets exchanged as opposed to at their fair values.  This exception was replaced with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after the June 15, 2005.  The adoption of this statement did not have a material impact on the Company’s financial statements.

FIN- 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by us. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 has no impact on the Company’s financial statements

(12) Subsequent Events

On July 28, 2005, the management of Power3 decided upon a change in its independent public accounting firm and decided to no longer engage Kingery & Crouse, P.A. as its independent public accounting firm.  On that same date, the Company engaged the services of John A. Braden & Company, P.C. as its independent public accounting firm.

On August 12, 2005, Power3 issued an 8-K indicating that it was restating its financial statements previously presented for the three month periods ending June 30, 2004, September 30, 2004 and

March 31, 2005.  In addition, the Company will amend its 8-K filed to report the asset purchase transaction with Advanced BioChem on May 18, 2004.

On August 15, 2005, Power3 issued a 12b-25 indicating that it would be filing its 10-QSB for June 30, 2005 late, within the 5 day grace period for late filing.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies, and predictions of the Company or its management with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements are usually identified by the use of words such as “believes,” “will,” “anticipates,” “estimates,” “expects,” “projects,” “plans,” “intends,” “should,” “could,” or similar expressions.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate.  Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation:

•      The Company’s history of operating losses;

•      The Company’s need and ability to raise significant capital and obtain adequate financing for its development efforts;

•      The Company’s ability to successfully develop and complete validation studies for its products;

•      The Company’s dependence upon and the uncertainties associated with obtaining and enforcing patents and intellectual property rights important to its business;

•      The uncertainties associated with the lengthy regulatory approval process, including uncertainties associated with the United States Food and Drug Administration (“FDA”) decisions and timing of product development or approval;

•      Development by competitors of new or competitive products or services;

•      The Company’s ability to retain management, implement its business strategy, assimilate and integrate any acquisitions;

•      The Company’s lack of operating experience and present commercial production capabilities; and

•      The increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare pricing.

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

Overview

The Company is an early stage development company engaged in the early detection, monitoring, and targeting of diseases through the analysis of proteins.  The Company’s business objective is to commercialize its intellectual property by focusing on disease diagnosis, protein and biomarkers identification and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases.  The Company has established a scientific advisory board to assist in the research and development of its products. The members of the scientific advisory board are recognized leaders in their chosen fields, and the Company is working with them in the development of effective early diagnosis and drug targets for early treatment of cancers, neurodegenerative and neuromuscular diseases.

Prior to the Company’s acquisition of the assets of Advanced BioChem, Inc. on May 18, 2004, the Company was primarily engaged in the production and distribution of surgical safety devices through the operations of its subsidiary, Power3 Medical, Inc.  On May 18, 2004, the Company completed its acquisition of the assets of Advanced BioChem.  The Company acquired all assets and intellectual properties of Advanced BioChem and assumed certain liabilities in exchange for the issuance of 15,000,000 shares of the Company’s common stock. Subsequent to the transaction, the Company established the new business direction described above.

After the acquisition of the assets and certain liabilities of Advanced BioChem, the Company transformed into an advanced proteomics company applying existing proprietary methodologies to commercialize the intellectual property it acquired in the Advanced BioChem transaction and subsequently developed new proprietary methodologies in the specific areas of discovery and identification of protein biomarkers associated with diseases.  The Company currently has no products for sale nor does it provide any service for hire.  The Company is focused on research and development activities and initiating the “proof of concept” of its technologies.

The Company is in the developmental stage of its existence.  As such, it has not begun generating revenue from the sales of products or services, nor has it produced such for sale at this time.  The Company is dependent on debt and equity capital for its activities.  Many of the internal control procedures that will be necessary when the Company moves out of the developmental stage are not developed at this time.  Our ongoing operations consist of research and development operations and activities directed toward commercializing the intellectual property of the Company at this time.  The Company has been in its current developmental stage since its acquisition of its current set of intellectual properties on May 18, 2004.

The Company has had significant losses from its inception.  The Company anticipates that it will continue to incur substantial operating losses in future years as it progresses in its research and development activities as well as the commercializing of its technologies.  The Company does not expect to produce revenues from operations in the near term and expects that its revenues will be limited to research grants, collaboration agreements, and other strategic alliances which the Company is able to obtain.  The Company has an immediate need for capital to continue its current operations

Recent Developments

Scientific Developments

The members of the Company’s scientific team have developed a method for the differential diagnosis of neurodegenerative diseases utilizing blood serum, which was co-developed with neurologist, Dr. Stan Appel, Chair of Neurology and his team at The Methodist Hospital Neurological Research Institute in

Houston. Under the trade name of NuroPro™, the Company is continuing development of a group of tests to differentiate individuals with no known neurological disorders from those with Alzheimer’s disease, Parkinson’s disease, ALS, and other disorders that have similar clinical symptoms as these diseases. Each test involves monitoring the concentration of a group of differentially expressed proteins selected from a panel of 34 biomarkers that have been identified as indicators of the different disorders. Each test employs a different combination of 4 to 10 biomarkers to achieve the desired diagnostic capability for the specific disease discrimination designed for any individual test.

At the end of the first six months of 2005, the number of unique samples in our collection used for constructing our NuroPro tests has increased from 435 to over 600.  During this time, the Company has determined the protein identities for 31 of the 34 differentially expressed proteins in the pool of biomarkers targeting neurodegenerative diseases and has focused its efforts on commercializing the first 3 of the diagnostic tests in the NuroPro series. The first test is a “General” test designed to aid the general practitioner in differentiating individuals with no known neurological disorders from those with neuromuscular diseases including Parkinson’s disease, ALS, and other disorders with similar clinical symptoms. The second test is designed to aid the neurologist in differentiating individuals with ALS from those disorders with similar clinical symptoms as ALS. The third test is designed to aid neurologists in differentiating individuals with Alzheimer’s disease from those with similar disorders and from normal non demented individuals of the same age.

Since the first of the year, the Company has converted six provisional patents to utility patent applications, 1 focusing on the Company’s biomarker discovery technologies, 1 on antibody based test designs for the company’s biomarkers, and 4 on biomarkers for neurodegenerative diseases. The company has filed a provisional patent application for the Company’s first generic, blood based diagnostic test for neuromuscular disorders on May 9, 2005 and a second provisional patent application on July 21 for the Company’s ALS specific test to distinguish patients with ALS from those with other diseases that have the same symptoms as ALS but with more treatment options and better prognosis. These applications are included in the 9 utility patents pending, 12 provisional patent applications, and 1 issued patent, owned and/or licensed by Power3 for developing disease specific diagnostic tests for neurodegenerative disease, breast cancer, and drug resistance.

Following the provisional patent applications, the Company submitted a pre-market IDE (Investigational Device Exemption) application with the Division of Hematology of the U.S. Food and Drug Administration (FDA) for the first diagnostic test in the NuroPro™ series. Currently, there are no other diagnostic tests available to the physician to assist in the diagnosis of these disorders and the Company believes the FDA is highly interested in evaluating this technology. In a meeting with the FDA on June 1, 2005, guidance was offered regarding requirements for study design, patient risk assessment and intended use. In addition, based on the FDA’s advice in preliminary discussions, Power3 presented optimized results with an increase in specificity to more than 92% and an increase in Positive Predicted Value to more than 96%. The FDA concurred with how the Company had approached the biostatistics analysis utilized to optimize the test results. Now, the Company is proceeding to make preparations for FDA applicable multiple site clinical studies for the NuroPro(TM) suite of blood serum tests. The company has since submitted its second pre-IDE application on June 22 with the FDA for the Company’s NuroPro(TM) Blood Tests for the early detection and differentiation of the neurodegenerative disease, ALS from the ALS-like disorders that have similar symptoms but different treatments and prognoses. The basis for submission is the analysis of blood serum from over 600 patients.

On june 28, 2004, Power3 entered into an exclusive license agreement with Baylor College of Medicine, Houston, TX to commercialize the neurodegenerative disease biomarkers and tests co developed and patents filed jointly with that institution. More recently on June 6, 2005, the Company entered into a research agreement with The Methodist Hospital Neurological Research Institute, Houston TX to continue the search for biomarkers and development of the NuroPro suite of tests that directly impact the diagnosis of neurodegenerative diseases. Power3, in collaboration with Stan Appel, M.D., Chair of Neurology at the Methodist Hospital Neurological Research Institute, has completed clinical validation, testing serum proteins from over 600 patients, normal and neurodegenerative disease controls, including patients with Lou Gehrig’s (ALS), Alzheimer’s and Parkinson’s diseases.

The results from recently completed studies measuring levels of biomarkers from blood serum to diagnose and follow patients with neurological disorders involving muscle control have provided further scientific evidence in support of the Company’s biomarker program. These studies were done with serum samples from more than 600 patients and normal controls. They revealed that 21 of 34 blood serum protein biomarkers are useful in distinguishing patients with ALS (Lou Gehrig’s disease) and Parkinson’s diseases. These studies have provided new and surprising results, revealing for the first time that 3 blood serum protein biomarkers useful in distinguishing patients with ALS (Lou Gehrig’s disease) and Parkinson’s diseases are actually different forms of the same protein, where the disease specific difference involves an important regulatory mechanism, the attachment of a chemical tag to the protein. The finding of a protein tagging difference between two distinct diseases which are members of the same type of neurological disorder, motor control, provides highly valuable clues about these specific diseases, biochemical differences that can point to targeted therapies exploiting them. New results of studies of Alzheimer’s disease by the Company have found that 15 of the 34 biomarkers appear to provide indication of disease severity and 6 provide indication of early disease. These findings offer the hope of developing specific tests for early detection of Alzheimer’s disease, for monitoring of disease progression and response to treatment, and valuable clues for drug targeting for development of early treatments.

The Company has entered into a collaborative research agreement with New Horizons Diagnostic effective March 21, 2005 for the development of antibody based diagnostic tests for neurodegenerative disease utilizing the Company’s identified biomarkers.  The research agreement is based on groups of biomarkers whose profiles are relatively sensitive and specific in distinguishing patients with ALS, Alzheimer’s disease and Parkinson’s disease from each other, as well as from normal patients and patients with other neuromuscular and neurological disorders. The purpose of the agreement is to tailor monoclonal and polyclonal antibodies to the biomarkers, which will be incorporated into immunoassays.  Once the assays are available, they will be developed to validate diagnostic tests specifically designed to detect and discriminate among the neurodegenerative diseases.  The research agreement provides that the parties will develop an agreed upon schedule and budget for the work contemplated there under within sixty (60) days of the effective date.  The agreement provides that in the event the parties are able to achieve specified goals relating to the development of a diagnostic kit as contemplated by the research agreement, New Horizons would be compensated in any one of the following manners with respect to such diagnostic kit:  (i) a contract to manufacture at least one key component of such diagnostic kit; (ii) royalties on the sale of such diagnostic kit; (iii) the opportunity to form a joint venture with the Company for the commercialization of such diagnostic kit; or (iv) a reasonable percentage of any cash consideration that the Company receives from a third party for such diagnostic kit.  Although the form and amounts of any consideration to be paid have not been agreed upon, the parties have agreed to be reasonable in negotiating such consideration.

On May 24, 2005, the Company entered into a collaboration agreement with BioSite Inc.  The agreement provides that Power3 and BioSite will engage in a research program in which BioSite will attempt to develop antibodies and diagnostic assays for selected target biomarkers proposed by Power3.  If the antibodies and diagnostic assays are found to have diagnostic and/or therapeutic potential, BioSite will develop and commercialize BioSite products for the detection and/or treatment of breast cancer and/or neurological diseases.  Under the agreement, BioSite will make milestone payments to the Company, as well as pay royalties on the sale of any BioSite products containing antibodies to any selected target biomarker claimed in a patent application or an issued patent.

Power3’s Discovery Platform of patents pending and trade secrets for identifying protein biomarkers, which signal early stages of breast cancer (pre-mammography) have led to what the Company believes to be the first test of its type that detects breast cancer earlier than current technology allows.  These discoveries establish the basis of a very sensitive, non-invasive, early detection breast cancer-screening test. With regard to the NAF test for breast cancer, the M.D. Anderson utilities patent licensed by Power3 has issued, as of February 15, 2005.  The Company’s breast Cancer NAFTest™ Clinical Validation Study continues with promising results.  The current enrollment status includes 156 patients, including all categories of normal, benign and cancer samples.  The three clinical sites include Mercy Women’s Center in Oklahoma City, OK, Obstetrical and Gynecology Associates in Houston, TX, and NYU School of Medicine in NY, NY.  It is anticipated that the enrollment will continue without changes to the sites or Primary Investigators.  The Company is pleased with the continual progress of the validation study and the advice received from the study’s principal investigator.

The Company has extended its breast cancer diagnostic technology with a newly discovered group of 12 blood serum biomarkers found in studies of serum samples collected at Mercy Women’s Center from 150 high risk women. Preliminary biostatistical analysis of these biomarkers indicate that monitoring their concentrations has utility in distinguishing between women with breast cancer, women with benign breast disease, and normal women.

Power3 has obtained the exclusive worldwide license to a joint utility patent application and jointly developed technologies for early detection screening tests, identified protein biomarkers and drug targets to predict which cancer patients will be sensitive or resistant to drug therapy. The technology was developed through joint collaboration between the scientific team of Power3 Medical and The University of Texas M. D. Anderson Cancer Center.

Delay in Filing Annual Report on Form 10-KSB

As previously reported, the Company was unable to file its 2004 Form 10-KSB within the extended filing deadline ending April 15, 2005.  Under the previous accounting treatment, the Company was required to include in its Form 10-KSB for 2004, audited financial statements from Advanced BioChem, Inc., the entity from which the Company purchased certain assets during 2004.  The Company was unable to file its 2004 Form 10-KSB because the former auditors of Advanced BioChem, refused to give their consent to the inclusion, in the Company’s 2004 Form 10-KSB, of their audit opinion on the financial statements of Advanced BioChem for fiscal year 2003. As previously reported by the Company, Fitts Roberts, the auditors of Advanced BioChem for 2003 informed the Company that they refused to furnish their consent due to different concerns, including concerns with the previous accounting treatment of the May 18, 2004 transaction with Advanced BioChem.  This refusal to give their consent was only communicated to Power3 as Power3 was preparing to file the 2004 Form 10-KSB.  Power3 is now preparing its Form 10-KSB for the year ended December 31, 2004 and will file this form contemporaneously with amended quarterly financial statements for the periods ended June 30, 2004, September 30, 2004 and March 31, 2005.

Dispute with Advanced BioChem

Advanced BioChem recently advised the Company, and publicly announced, that it was reviewing the terms of the Company’s acquisition of substantially all of the assets and assumption of certain liabilities of Advanced BioChem pursuant to the Asset Purchase Agreement. Advanced BioChem has asserted that the Company did not assume all of the liabilities for which it was obligated under the terms of the purchase agreement. The terms of the Asset Purchase Agreement are not clear and are subject to different interpretations. While the Company believes that it has properly interpreted the provisions of the agreement, fulfilled its obligations thereunder and reflected the terms of the transaction in its financial statements and previous filings, the Company has had discussions and negotiations with Advanced BioChem in an effort to resolve this disagreement. At this time, Advanced BioChem has ceased discussions with Power3 and has stated in its 8-K and Form 10-QSB that they will take action to enforce any rights and remedies it may have with respect to the Power3 sale and the liabilities.  Notwithstanding this, because the Company had previously offered to assume certain additional liabilities of approximately $425,000 in connection with their efforts to resolve the dispute, the Company had previously recorded $425,000 in contingent liabilities on its balance sheet.  In accordance with Financial Accounting Standards Board Statement Number 5, “Accounting for Contingencies”, the Company was prepared to increase the purchase price by $425,000 (which amount represents the minimum amount of the range of additional liabilities that may ultimately be assumed upon the resolution of this matter).  Recently, as a result of Advanced BioChem’s refusal to further negotiate to settle the question, management has reviewed the liabilities in question and has determined that Power3 is not liable for any of the aforementioned liabilities and these contingent liabilities have been removed from the Company’s balance sheet.  However, the Company remains contingently liable for the claimed liabilities of $2,575,000.  The purchase price and related financial statements have not been adjusted for these liabilities as the fair value of this contingency cannot be reasonably estimated at this time.

Results of Operations

Three Months Ended June 30, 2005 as Compared to Three Months Ended June 30, 2004

Revenues for the three months ending June 30, 2005 were $ -0- compared to $ 13,600 for the same period in 2004.  Due to the Company’s focus on disease diagnosis, protein and biomarkers identification, and research on drug resistance in the areas of cancer, neurodegenerative and neuromuscular diseases, it is unlikely that the Company will receive any revenues from commercial operations in the immediate future.

Total Operating expenses were $4,558,754 during the three months ended June 30, 2005 as compared to $14,083,841 for the three months ended June 30, 2004, a decrease of $9,525,087.  The decrease in operating expenses was primarily attributable to a decrease of $2,580,215 in stock based compensation expense due to the issuance of shares of common stock and warrants to management and other employees as well as consultants and advisors which were issued in 2004 immediately after the asset purchase transaction, during the 2nd quarter of 2004.  Other operating expenses were $949,316 in the first three months of 2005 as compared to $7,894,187 during the first three months of 2004, a decrease of $6,944,871, attributed primarily to $7,089,015 in consulting fees that were paid with issued stock, but which are required to be expensed to the statement of operations during the 2nd quarter of 2004.

Interest expense thus far in 2005 has amounted to $117,085 as compared to $1,238 during the same six month period of 2004.  The increase in interest expense is primarily attributable to the non-cash interest expense recorded as a result of fair valuing certain warrants issued to purchasers of convertible debentures.

The above matters result in net loss decreasing from ($14,075,491) in 2004 to $4,558,754 for the first six months of 2005.

Liquidity and Capital Resources

The Company has financed its operations since the date of the Advanced BioChem transaction primarily through the net proceeds generated from the sale of common stock, the sale of convertible debentures and the issuance of notes payable as bridge loans.  Since the date of the Advanced BioChem transaction, the Company has raised approximately $2,590,900.  As described in “Recent Financing” below, the Company may sell an additional $1,600,000 in aggregate principal amount of convertible debentures following the effectiveness of the Registration Statement on Form SB-2 filed by the Company for the resale of certain shares of the Company’s stock by the purchasers of the Company’s convertible debentures.  The Company is in default under the terms of the Securities Purchase Agreement, the previously issued debentures and related registration rights agreement and there can be no assurance that the existing investors will purchase all or any portion of the additional $1,600,000 aggregate principal amount of debentures.  If additional debentures are issued and sold by the Company, the Company will use a portion of the proceeds from the sale and issuance of such debentures to pay the $251,000 principal balance owing under the promissory note dated April 5, 2005 and $ 396,500 principal balance owing under the promissory note dated June 17, 2005.

The Company’s liquidity and capital needs relate primarily to working capital, development and other general corporate requirements.  The Company has not received any cash from operations.  Under the terms of the license agreement with M.D. Anderson, which the Company acquired from Advanced BioChem, the Company is required to pay a nonrefundable license documentation fee of $40,000, payable in two installments.  The first $20,000 installment was previously paid following the execution of the license agreement and the second installment was paid in February 2005.  A similar license documentation fee is payable under the terms of the license agreement the Company entered into with M.D. Anderson and the Company will be obligated to pay the second installment of $20,000 in August of 2005. The Company has an immediate need for capital to continue its current operations.  In addition to seeking additional capital, the Company will seek revenues from research grants, collaboration agreements, and other strategic alliances.  If the Company is successful in completing the sale and issuance of the remaining $1,600,000 aggregate principal amount of debentures, of which no assurances can be given due to the Company’s default under the Securities Purchase Agreement and related documents, management believes that the net funds available, after repayment of the bridge note of $251,000 immediately following the sale and issuance of such debentures, will provide adequate cash to satisfy this obligation to M.D. Anderson and to allow the Company to meet its funding requirements through the third quarter of 2005.  In the event the sale and issuance of the $1,600,000 aggregate principal amount of debentures occurs and the investors exercise their warrants and additional investment rights, the Company anticipates it will have adequate cash to meet its funding requirements through the first quarter of 2007.  The foregoing projections are based upon the Company’s existing obligations.  Advanced BioChem has asserted that the Company has not assumed or recognized all liabilities for which it is obligated under the terms of the Securities Purchase Agreement.  The resolution of this dispute, including a possible settlement thereof, could result in an increase in the Company’s liabilities.  If the Company’s obligations are increased, the Company will require additional funding sooner than is currently anticipated.  (See “Recent Developments – Dispute with Advanced BioChem.”)

Net cash used in operating activities approximated ($586,347) for the six months ended June 30, 2005, compared to ($1,004,299) for the six months ended June 30, 2004.  The decrease in net cash used in operating activities during 2005 was primarily due to a decrease in consulting fees, attorney fees and stock issue costs that were particular high during the quarter including the May 18, 2004 purchase transaction with Advanced BioChem.

Net cash provided by financing activities approximated $628,041 for the six months ended June 30, 2005, as compared to $1,246,322 for the six months ended June 30, 2004.  The decrease in net cash provided by financing activities in 2005 is primarily due to a reduced rate of activity in in equity financing and debt financing during 2005, compared to the first six months of 2004, which included the May 18, 2004 transaction and all the stock issues associated with that transaction.  As of June 30, 2005, the Company’s principal source of liquidity was approximately $36,722 in cash.  The Company received a bridge loan of $251,000 on April 5, 2005, a bridge loan in the amount of $396,500 on June 17, 2005 and two Officer Advances in the aggregate amount of $105,000.  If the Company is successful in completing the sale and issuance of the remaining $1,600,000 aggregate principal amount of debentures, of which no assurances can be given due to the Company’s default under the Securities Purchase Agreement and related documents, management believes that the net funds available, after repayment of the bridge note of $251,000 and the $ 396,500 and the Officer Advances immediately following the sale and issuance of such debentures, will provide adequate cash to allow the Company to meet its current funding requirements through the third quarter of 2005.

Recent Financing

The Company entered into a securities purchase agreement, dated as of October 28, 2004, with certain investors.  Pursuant to the securities purchase agreement, the investors agreed to purchase from the Company convertible debentures due three (3) years from the date of issuance in the aggregate principal amount of $3,000,000.  Effective January 19, 2005, the Company entered into an amendment to the securities purchase agreement with each of the investors.  The securities purchase agreement, as amended, also provides for the issuance to the investors of warrants to purchase shares of the Company’s common stock and additional investment rights to purchase additional convertible debentures. In connection with the securities purchase agreement, the Company entered into a registration rights agreement which requires the Company to file a registration statement registering on behalf of the investors the resale of the shares of common stock issuable upon conversion of the debentures and the exercise of the warrants.

The Company will also file a registration statement registering on behalf of the investors the resale of shares of common stock issuable upon conversion of the debentures issued upon exercise of the additional investment rights previously issued by the Company.

Effective October 28, 2004, the Company issued and sold to the investors the first $1,000,000 in aggregate principal amount of such debentures at the initial closing under the securities purchase agreement.  Pursuant to the securities purchase agreement, as amended, effective January 26, 2005 the Company issued and sold to certain investors $400,000 aggregate principal amount of convertible debentures.  Subject to the Company’s satisfaction of the conditions set forth in the securities purchase agreement, as amended, the investors are required to purchase the remaining $1,600,000 in aggregate principal amount of such debentures at the final closing, which is to occur on or before the fifth trading day after the effective date of the registration statement. The Company is currently in default under the Securities Purchase Agreement, the previously issued debentures and related registration rights agreement and therefore the conditions of the Securities Purchase Agreement will not be satisfied or otherwise met on a timely basis.  Consequently, there are no assurances that the investors will purchase all or any portion of the remaining $1,600,000 aggregate principal amount of debentures. The securities purchase agreement provides that the $1,000,000 aggregate principal amount of debentures issued on October 28, 2004 and the $400,000 aggregate principal amount of debentures issued January 26, 2005 are due and payable in accordance with their original terms in full three (3) years after issuance and do not bear interest. The $1,600,000 aggregate principal amount of debentures, or portion thereof, which may be issued at the final closing will be due and payable in full three (3) years after the date of their issuance, and will not bear interest. The aggregate cash purchase price for the debentures will be $3,000,000, which is equal to the full face amount of the debentures. At any time from the closing date until the maturity date of the debentures, the purchasers have the right to convert the debentures, in whole or in part, into common stock at the then effective conversion price. The conversion price for the previously issued $1,400,000 aggregate principal amount of debentures is $0.90 but is subject to adjustment if either (1) 75% of the average of the daily volume weighted average price of the Company’s common stock for the five (5) consecutive trading days preceding the date that the registration statement is declared effective by the SEC or (2) the daily volume weighted average price of the common stock on such date is less than $0.90 per share. In such event, the conversion price will be adjusted down to equal the lower of (1) the 75% average of the daily volume weighted average price of the common stock for the five (5) consecutive days preceding the effective date of the registration statement or (2) the daily volume weighted average price of the common stock on the effective date of the registration statement. The $1,600,000 aggregate principal amount of debentures issuable at the final closing will have a conversion price equal to the lesser of (1) $0.90, (2) the 75% average of the daily volume weighted average price of the common stock for the five (5) consecutive days preceding the effective date of the registration statement of which this prospectus forms a part, or (3) the daily volume weighted average price of the common stock on the effective date of the registration statement. It is anticipated that the conversion price of the previously issued $1,400,000 aggregate principal amount of debentures, as well as the conversion price of any remaining debentures issued by the Company, will be adjusted and reduced below the current adjustment price of $0.90.

The debentures contain covenants that will limit the Company’s ability to, among other things: incur or guarantee additional indebtedness; incur or create liens; amend the Company’s certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the debentures; and repay or repurchase more than a de minimus number of shares of common stock other than as permitted in the debentures and other documents executed with the purchasers.

The debentures include customary default provisions and an event of default includes, among other things, a change of control of the Company, the sale of all or substantially all of the Company’s assets, the failure to have the registration statement declared effective on or before the 180th day after the initial closing date, and the lapse of the effectiveness of the registration statement for more than 30 consecutive trading days during any 12-month period (with certain exceptions), the Company’s failure to timely deliver certificates to holders upon conversion and a default by the Company in any obligations under any indebtedness of at least $150,000 which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each debenture may become immediately due and payable, either automatically or by declaration of the holder of such debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 130% of the principal amount of the debentures to be prepaid or the principal amount of the debentures to be prepaid, divided by the conversion price on the date specified in the debenture, multiplied by the closing price on the date set forth in the debenture.

The Company is in default under the provisions of the Securities Purchase Agreement; registration rights agreement and previously issued debentures.  The event of default now relates only to the Company’s inability to have its registration statement declared effective.  Although the Company intends to seek waivers or forbearance agreements from the holders of its debentures, there is no assurance that the Company will receive such concessions.  If the Company is unable to obtain such concessions, the aggregate amount payable under the outstanding debentures due to the acceleration thereof by reason of the default is equal to the “Mandatory Prepayment Amount” as specified in the debentures.

The Mandatory Prepayment Amount equals the sum of (i) the greater of:  (a) 130% of the principal amount of the debentures to be prepaid, or (b) the principal amount of the debentures to be prepaid, divided by the conversion price on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is less, multiplied by the closing price of the Company’s common stock on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the debentures.  In addition to the foregoing, pursuant to the terms of the registration rights agreement, the Company is required to pay each holder of the debentures liquidated damages since the registration statement was not declared effective on or before February 25, 2005.  The amount of liquidated damages shall equal two percent (2%) of the aggregate purchase price paid by the holders for the debentures and shall be payable on each monthly anniversary of such date until the registration statement is declared effective.

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

Each selling shareholder has contractually agreed to restrict its ability to convert the debentures, exercise the warrants and additional investment rights and receive shares of the Company’s common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such conversion or exercise.

In accordance with generally accepted accounting principles, the difference between the total cost of the debentures on October 28, 2004 (the date of the securities purchase agreement) and the total fair value of the common shares that will be received by the debenture holders at the time of conversion (which amount cannot be determined until the conversion price is established) will be reflected as a debt discount and amortized to stock based interest expense over the lesser of three years or the period of time the debentures are outstanding.  With respect to the warrants, the difference between the fair value of the shares of the Company’s common stock on the date the respective warrants are issued and the amount determined by multiplying the exercise price of the warrants by the number of shares issuable under the warrants will also be reflected as a debt discount and amortized to interest expense over the lesser of five years or the period of time the warrants are outstanding.  Similar treatment will be accorded to benefits accruing to the debenture holders as a result of any purchase of the additional investment rights discussed above.

On April 5, 2005, the Company received a bridge loan in the amount of $251,000.  This bridge loan is due and payable on the sooner of August 15, 2005 or one business day following the closing of the Company’s sale and issuance of the $1,600,000 aggregate principal amount of debentures.  The Company expects to use proceeds from the sale and issuance of such debentures to repay such bridge loan.  The bridge loan bears interest at a rate of 10% per annum which, at the holder’s option, may be paid in (a) cash, or (b) that number of shares of the Company’s common stock determined by dividing $251,000 by the common stock price on date of payment and multiplying the quotient so obtained by 20%.

On May 31, 2005, the Company received an Officer Advance in the amount of $55,000.  This advance is in the form of a short-term Note Payable, to the Officer, and is payable on June 30, 2005, and bears interest at a rate of 6 % per annum until paid.

On June 3, 2005, the Company received an Officer Advance in the amount of $50,000.  This advance is in the form of a short-term Note Payable, to the Officer, and is payable on June 30, 2005, and bears interest at a rate of 6 % per annum until paid.

On June 17, 2005, the Company received a bridge loan in the amount of $396,500.  This bridge loan is in the form of a promissory note, payable on the sooner of August 15, 2005, or on the fifth day following the effective date of the Company’s registration statement on Form SB-2.  The note is secured by a Stock Pledge Agreement, entered into on June 17, 2005, by the CEO of Power3, wherein the Pledger agreed to pledge 6,000,000 shares of common stock as security for the performance of the Company under the note.

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

Absent a source of revenues, the Company will require funding in order to carry out its business plan until such time as it is able to generate sustained revenues.  The Company’s current cash requirements are approximately $250,000 per month and the Company anticipates that it will require approximately $3,500,000 for the twelve months ended March 31, 2006 to continue its development activities, undertake and perform clinical validation studies, continue its marketing efforts and maintain its administrative infrastructure, broken down as follows:

Estimated Expenditures Required
During Next Twelve Months

General and Administrative	$2,550,000
Capital Expenditures	$400,000
Patent filings and intellectual property	$200,000
NAF clinical validation studies	$350,000

Total	$3,500,000

The foregoing is based upon the Company’s current estimated cash requirements.  The resolution of the Company’s current dispute with Advanced BioChem regarding the liabilities assumed by the Company in the parties’ transaction may result in an increase in the Company’s liabilities and cash requirements. The Company has no significant capital expenditure requirements and does not plan to increase its monthly expenditure rate absent an increase in revenues or additional funding.

As noted in “Recent Financing” above, the Company entered into a securities purchase agreement and an amendment to the securities purchase agreement pursuant to which certain investors agreed to purchase, subject to the satisfaction of certain conditions, convertible debentures in the aggregate principal amount of $3,000,000.

The securities purchase agreement, as amended, also provides for the issuance of warrants to purchase shares of the Company’s common stock and additional investment rights to purchase additional convertible debentures. On the initial closing under the securities purchase agreement, which was effective as of October 28, 2004, the investors purchased the first $1,000,000 in aggregate principal amount of the convertible debentures of which the Company received approximately $860,000 after payment of fees and expenses.  Pursuant to the securities purchase agreement, as amended, certain investors have purchased an additional $400,000 aggregate principal amount of convertible debentures on January 26, 2005.  Subject to the Company’s satisfaction of the conditions set forth in the securities purchase agreement (which includes the effectiveness of the registration statement), the investors are required to purchase the remaining $1,600,000 in aggregate principal amount of such convertible debentures on or before the fifth trading day after the effective date of the registration statement. The Company is currently in default under the Securities Purchase Agreement, the previously issued debentures and related registration rights agreement and therefore the conditions of the Securities Purchase Agreement will not be satisfied or otherwise met on a timely basis.  Consequently, there are no assurances that the investors will purchase all or any portion of the remaining $1,600,000 aggregate principal amount of debentures.

Assuming the completion of the remaining closing and sale and issuance of the remaining $1,600,000 in aggregate principal amount of the convertible debentures, the Company estimates that, after repayment of the bridge note of $251,000 immediately following the sale and issuance of such debentures, the Company will have adequate cash to allow it to meet its current funding requirements through the third quarter of 2005.  In the event the sale and issuance of such debentures occurs and the investors exercise their warrants and additional investment rights, the Company anticipates it will have adequate cash to meet its current funding requirements through the first quarter of 2007. The foregoing is based upon current estimated cash requirements and may be affected by the Company’s current dispute with Advanced BioChem regarding the liabilities assumed under the May 2004 transaction.

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

The Company will continue to require additional debt or equity financing for its operations, which may not be readily available.  The Company’s ability to continue as a going concern is subject to its ability to generate a profit or obtain necessary funding from outside sources. If the Company is successful in completing the sale and issuance of the remaining $1,600,000 aggregate principal amount of debentures, of which no assurances can be given due to the Company’s default under the Securities Purchase Agreement and related documents, management believes that the net funds available, after repayment of the bridge note of $251,000 immediately following the sale and issuance of such debentures, will provide adequate cash to allow the Company to meet its funding requirements through the third quarter of 2005.  In the event the final closing and sale of $1,600,000 in aggregate principal amount of debentures occurs but the warrants and additional investment rights are not exercised, the Company anticipates that it will need to raise additional capital prior to October 2005 to meet its operating costs. The foregoing projections are based upon current estimated cash requirements and may be affected by the Company’s current dispute with Advanced BioChem.  In addition to the uncertainties resulting from the Company’s dispute with Advanced BioChem, the Company’s actual results may differ materially from these estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company.  Insufficient funding will require the Company to curtail or terminate operations.

Off-Balance Sheet Arrangements

At June 30, 2005, with the exception of the lease for its operating facility, and employment agreements entered with its two principal officers, the Company did not have any significant off balance sheet commitments.

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

The Company has adopted Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). This statement amends FASB statement No. 123, “Accounting for Stock Based Compensation”. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company continues to apply the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock-based employee compensation arrangements.

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees.  The Company will be required to apply FAS 123 (R) on a modified prospective method.  Under this method, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123, FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005.  The Company has not yet determined the impact that FAS 123 (R) will have on its financial statements; however, it does not believe the impact of adopting this Statement will be material as there are no unvested options and warrants at June 30, 2005.

On May 18, 2004, Power3 executed an Asset Purchase Agreement with Advanced BioChem, doing business as ProteEx.  In the transaction, Power3 purchased substantially all of the assets and intellectual properties of Advanced BioChem and assumed certain liabilities in exchange for the issuance of 15,000,000 shares of its common stock pursuant to an Asset Purchase Agreement.  For financial statement purposes, the transaction had previously been accounted for as a recapitalization, as in a reverse acquisition.  After review, the Company has concluded that a more appropriate characterization of the transaction would be purchase accounting.  Power3 has now completed a recharacterization of the transaction as purchase accounting and has produced revised financial statements for the quarterly periods ending June 30, 2004; September 30, 2004 and for the 1st Quarter of 2005, ending March 31, 2005.  The Company, and its auditors, are in complete agreement as to the accounting treatment of purchase accounting as the appropriate treatment to account for its acquisition of a set of assets and a certain set of liabilities of Advanced BioChem on May 18, 2004.

Item 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on this evaluation and for the reasons set forth below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2005, the end of the period covered by this report.

Management has identified certain deficiencies which have caused it to conclude that the Company’s disclosure controls are ineffective.  Many of these deficiencies were previously reported in the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004. The Company has undertaken steps and implemented actions as disclosed in its previous Form 10-QSB in an effort to resolve these deficiencies.  While the actions identified in the previously filed Form 10-QSB and the actions identified below have addressed many of these deficiencies, the Company continued to have deficiencies with respect to its disclosure controls and procedures at March 31, 2005 including the following:

•      As previously reported, the Company’s delay in filing its Form 10-KSB for 2004, was caused by its inability to include the audit report of Advanced BioChem’s previous auditor in the Company’s 2004 Form 10-KSB.  The Company has also encountered deficiencies arising from a lack of supporting documentation and records relating to periods prior to the Advanced BioChem transaction and a lack of communication between the Company, its auditors and the previous auditors of Advanced BioChem.  The lack of this supporting documentation and failure either to obtain the prior auditor’s consent or make alternative arrangements for the 2003 Advanced BioChem audit report had previously resulted in the Company’s inability to file its Annual Report on Form 10-KSB. The Company has resolved its previously described difficulties and will be filing its 10-KSB for 2004, concurrent with other amended 10-QSB’s immediately thereafter.  Subsequently the Company’s efforts will be focused on filing its SB-2 as soon as possible.

•      Although the Company has hired accounting personnel as reported in its previous Form 10-QSB, the Company’s limited financing and available capital have restricted the Company’s ability to fully implement its procedures for the improvement of its internal control over financial reporting and to engage outside professionals and advisors to the extent the Company has desired to support the Company’s accounting personnel in the preparation and/or audit of financial statements and reports to be filed with the SEC.

•      The Company continues to face unexpected issues relating to the integration of the Advanced BioChem transaction such as the dispute described in this quarterly report and such issues have caused the Company’s accounting personnel to devote significant and unanticipated time and attention to these matters.

The Company continues to believe that the deficiencies are attributable to many factors including issues relating to the quality of the Company’s disclosure controls and procedures at the time of the Advanced BioChem transaction and the transition following the transaction.  Management is committed to a sound disclosure control and internal control environment and is continuing its efforts to improve the Company’s infrastructure, personnel, processes and controls to help ensure that the Company is able to produce accurate financial statements on a timely basis.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2005, the Company continued the implementation of more rigorous policies with respect to its disclosure and financial reporting review process including improvements of its infrastructure and processes to improve its internal control over financial reporting.  The Company also is continuing its implementation of procedures to improve its review and processing of non-accounting documentation and contracts.  Other than the changes described above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

On June 3, 2005, Mr. Michael Rosinski, Chief Financial Officer of Power3, resigned and terminated his employment at the Company as of that date.  In accordance with his resignation, the employment agreement with Mr. Rosinski is terminated on June 5, 2005, and the stock grant of 140,000 shares of Restricted Stock to Mr. Rosinski is terminated.  The stock shares covered in this agreement have been returned to the Company.  On June 3, 2005, the Company named John P. Burton as its Chief Accounting Officer and Controller.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2004, Chapman Spira & Carson, LLC (“Chapman Spira”) filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Advanced BioChem, Power3 and Steven Rash.  The suit alleges that Advanced BioChem and Power3 are liable to Chapman Spira for damages alledgedly resulting from the breach of a letter agreement between Chapman Spira and Advanced BioChem relating to the performance of strategic and investment banking services.  The suit further alleges that Mr. Rash made false statements regarding the performance of services by Chapman Spira.  Chapman Spira is seeking damages in the amount of $1,522,000 plus interest.  The Company has filed an answer in the lawsuit.  The Company believes that Chapman Spira’s claims are without merit; however, the Company does not know if it will ultimately prevail or if the outcome of the action will adversely affect the Company’s business, financial position or results of operations.

An equipment vendor filed a complaint against Advanced BioChem in April of 2002 in a California court alleging breach of contract and seeking damages. Advanced BioChem reached a settlement agreement in

April of 2003 under which they would pay the vendor $40,000 in installments through August of 2003.  Advanced BioChem recorded a settlement cost of $40,000 in 2002 general and administrative expenses. At December 31, 2003, Advanced BioChem had a balance remaining of $20,000. In April 2005 the equipment vendor filed a lawsuit against Advanced BioChem, certain former officers of Advanced BioChem and the Company in order to enforce its claim for the remaining balance which is past due and may be assumed by the Company as part of the settlement of the dispute with Advanced BioChem.

In June, 2005, Charles Caudle et al, filed a lawsuit in Harris County, Texas, against Advanced BioChem, Power3 and the officers and directors of both companies.  The suit alleges that Advanced BioChem, Power3 and the officers and directors of both companies, are liable to Charles Caudle et al for damages resulting from funds loaned to Advanced BioChem and which were subsequently converted into common stock of Advanced BioChem.  It is unclear as to the specific dollar amount of the claim.  The Company, and its officers and directors, has filed an answer denying all claims in the lawsuit.  The Company believes that Charles Caudle et al’s claims are without merit, however the Company does not know if it will ultimately prevail or if the outcome of the action will adversely affect the Company’s business, financial position or results of operations.

Item 2. Unregistered Sale of Equity Securities and use of Proceeds

(a)     Not applicable.

(b)     Under the terms of the $400,000 aggregate principal amount of convertible debentures issued by the Company as of January 26, 2005, as well as the terms of the $1,000,000 aggregate principal amount of convertible debentures issued by the Company as of October 28, 2004, the Company is prohibited from taking certain actions without the approval of the holders of a two-thirds majority of the then-outstanding principal amount of the debentures.  Specifically, the Company has agreed not to, and not to permit its subsidiary to, so long as any portion of the debentures are outstanding, (1) amend it certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the debentures, or (2) repurchase more than a de minimus number of shares of its common stock or other equity securities other than as to the shares of common stock issuable upon conversion of the debentures described above.

(c)     Not applicable.

(d)     Not applicable.

Item 3. Defaults Upon Senior Securities

The Company is in default under the provisions of the Securities Purchase Agreement, registration rights agreement and previously issued debentures.  The events of default principally relate to the Company’s inability to timely file its Annual Report on Form 10-KSB and the Company’s resulting inability to have the registration statement declared effective within the time period required by the agreements.  As previously disclosed, the Company had been unable to file its 2004 Annual Report on Form 10-KSB.  The Company has now correctly recharacterized the May 18, 2004 transaction with Advanced BioChem as a purchase transaction, and is completing its revised financial statements for 2004 and intends to file its Form 10-KSB for 2004 as soon as possible.  In addition, the Company will issue revised financial statements for the quarterly periods since the May 18, 2004 transaction, including the 1st Quarter, 2005.

Although the Company intends to seek waivers or forbearance agreements from the holders of its debentures, there is no assurance that the Company will receive such concessions.  If the Company is unable to obtain such concessions, the aggregate amount payable under the outstanding debentures due to the acceleration thereof by reason of the default is equal to the “Mandatory Prepayment Amount” as specified in the debentures.  The Mandatory Prepayment Amount equals the sum of (i) the greater of:  (a) 130% of the principal amount of the debentures to be prepaid, or (b) the principal amount of the debentures to be prepaid, divided by the conversion price on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is less, multiplied by the closing price of the Company’s common stock on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the debentures.  In addition to the foregoing, pursuant to the terms of the registration rights agreement, the Company is required to pay each holder of the debentures liquidated damages since the registration statement was not declared effective on or before February 25, 2005.  The amount of liquidated damages shall equal two percent (2%) of the aggregate purchase price paid by the holders for the debentures and shall be payable on each monthly anniversary of such date until the registration statement is declared effective.  The Company has received notice from one of the purchasers of the debentures informing the Company that it is in default under the debentures and demanding payment of the Mandatory Prepayment Amount, together with the liquidated damages, to which it is entitled pursuant to the agreement.

The Company intends to file its registration statement, for the common shares associated with the convertible debentures, as soon as possible.  Promptly thereafter, the Company intends to file an amendment to its previously filed registration statement and will endeavor to have it declared effective as soon as practicable.  The Company is in discussion with its debenture holders regarding a resolution of this matter.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the quarter ended March 31, 2004.

Item 5. Other Information

None

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION

10.1(1)	Promissory Note to Cordillera Fund L.P., in the amount of $251,000, dated April 5, 2005

10.2(1)	Promissory Note to Steven B. Rash, in the amount of $55,000,dated May 31, 2005

10.3(1)	Promissory Note to Dr. Ira Goldknopf, in the amount of $50,000 dated June 3, 2005

10.4(1)	Promissory Note to John Fife in the amount of $396,500.00, dated June 13, 2005

31.1*	Certification

31.2*	Certification

32.1**	Certification Pursuant to Section 906

32.2**	Certification Pursuant to Section 906

    *Filed with this report.

  **Furnished with this report.

(1) Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Power3 Medical Products, Inc. (Registrant)

Date: August 19, 2005	By:	s/s Steven B. Rash
Steven B. Rash
Chairman and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Rash	Chairman and	August 19, 2005
Steven B. Rash	Chief Executive Officer

/s/ John P. Burton	Chief Accounting Officer	August 19, 2005
John P. Burton	and Controller

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1(1)	Promissory Note to Cordillera Fund, L.P. in the amount of $251,000, dated April 5, 2005

10.2(1)	Promissory Note to Steven B. Rash, in the amount of $55,000, dated May 31, 2005

10.3(1)	Promissory Note to Dr. Ira Goldknopf, in the amount of $50,000, dated June 3, 2005

10.4(1)	Promissory Note to John Fife, in the amount of $396,500, dated June 13, 2005

31.1*	Certification

31.2*	Certification

32.1**	Certification Pursuant to Section 906

32.2**	Certification Pursuant to Section 906

    *Filed with this report.

  **Furnished with this report.

(1) Filed with this report