Form 10QSB/A
period 2004-06-30
POWER 3 MEDICAL PRODUCTS INC
filed 2005-09-09
CIK 1063530

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

Amendment No. 2

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

(281) 466-1600

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes  ☐   No ☒

As of August 15, 2005, there were 65,345,121 shares of voting common stock of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

EXPLANATORY NOTE

This Form 10-QSB/A is being filed to amend the Power3 Medical Products, Inc. (the “Company” or “Power3”) Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.  The amendment arises out of management’s review and redetermination of the accounting treatment of its May 18, 2004 acquisition of a certain set of assets and the assumption of certain liabilities from Advanced BioChem in an Asset Purchase Agreement of that same date.  Previously, the acquisition was reported in the financial statements of the Company, as a recapitalization, in a reverse acquisition.  After a thorough review of the facts of the transaction, management has determined that the purchase transaction is properly accounted for using purchase accounting between related parties.

After completing an interim revue in preparation for the issuance of the Form 10-QSB for the six month period ending June 30, 2005, the management and Board of Directors of Power3 concluded, on August 5th, 2005, that the Company’s consolidated financial statements contained within the Company’s quarterly reports filed on Form 10-QSB and 10-QSB/A for the quarterly periods ended June 30, 2004, September 30, 2004 and March 31, 2005, should be restated, and that such previously filed financial statements should no longer be relied upon, as previously presented.

The restatement of the financial statements for the three month period ending March 31, 2004, as described in the 8-K/A filed for May 18, 2004, results in the presentation of Power3’s financial condition as of March 31, 2004, rather than the presentation of Advanced BioChem, as was required under the previous accounting treatment.  This restatement results in different beginning balances in the balance sheet for March 31, 2004.  Other than the difference in the beginning balance resulting from the restatement of the financial statements for the three month period ending March 31, 2004, the restatement of the Company’s balance sheet for June 30, 2004 results in a recognition of the previously existing Retained Earnings deficit which had previously been eliminated under recapitalization, in a reverse acquisition.  Similarly, with regard to the asset purchase transaction, the stock based compensation expenses are restated to reflect the stock granted at the time of the transaction to various shareholders.  The restatement requires recognition, in the restated Statement of Operations for the period, of the difference in the historical cost of the assets acquired in the asset purchase transaction minus the liabilities assumed in the transaction.  In addition, the restatement results in a reclassification of the values reported within the Stockholder’s Deficit section of the Company’s balance sheet.

The management of Power3 has determined that the facts of the asset purchase transaction were misinterpreted resulting in a misapplication of GAAP.  As a result of these corrections, management has recommended, and the Board of Directors has approved, the restatement of the asset purchase transaction which occurred on May 18, 2004 and for the financial statements for the three month period ending June 30, 2004.

Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to restate the financial statements for the three month period ended June 30, 2004.  This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures.  Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB/A with the Securities and Exchange Commission on November 15, 2004  Other than specific additions to amend the Management Discussion & Analysis section related to the restated financial statements, only the financial statements and the accompanying notes to the financial statements have been amended as a result of the restatement.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEET AS OF JUNE 30, 2004

(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	83,877
Prepaid expenses and other current assets	21,453
Total current assets	105,330

LAB EQUIPMENT (net of accumulated depreciation of $9,880)	85,025
INTELLECTUAL PROPERTY	66,530

TOTAL ASSETS	256,885

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued and other liabilities	399,671
Notes payable	30,360
Other Liabilities	91,745
Total current liabilities	521,776

STOCKHOLDERS’ DEFICIT:

Series A Class Preferred Stock, $0.001 par value, 50,000,000 shares authorized; 3,870,000 shares issued and outstanding with a liquidation value of $387,000	3,870
Common stock - $0.001 par value: 150,000,000 shares authorized; 61,987,630 shares issued and outstanding	61,987
Capital Stock Additional paid-in capital	57,885,994
Deferred Compensation	(24,303,012)
Deficit accumulated before entering development stage	(11,681,500)
Deficit accumulated during the development stage	(22,232,230)

Total stockholders’ deficit	(264,891)

LIABILITIES & STOCKHOLDERS DEFICIT	256,885

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

POWER 3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise )

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003	Development Stage Results May 18, 2004 to June 30, 2004

REVENUES	13,600	4,826	25,091	7,625	13,600
Cost of Goods Sold	5,250	10,960	10,423	15,710	5,250
Gross Profit	8,350	(6,134)	14,667	(8,085)	8,350

OPERATING EXPENSES:
Stock based compensation	1,584,865		1,584,865		1,584,865
Consulting Fees	7,378,281		9,508,282		7,368,281
Other operating expenses	299,645	80,031	656,200	163,858	(84,342)
Total operating expenses	9,262,791	80,031	11,749,347	163,858	8,868,804

PROFIT (LOSS)	(9,254,441)	(86,165)	(11,734,680)	(171,943)	(8,860,454)
Other Income	641,856		641,855
INTEREST AND FINANCING EXPENSE	(1,238)	(6,945)	(2,752)	(7,984)

NET PROFIT (LOSS)	(8,613,823)	(93,110)	(11,095,577)	(179,927)	(8,860,454)

NET PROFIT (LOSS) PER SHARE - Basic and diluted	(0.41)	(0.00)	(0.53)	(0.00)	(0.14)

Weighted average number of shares Outstanding	20,804,038	50,641,501	20,804,038	50,641,501	61,895,928

SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS.

POWER 3 MEDICAL PRODUCTS, INC

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

		For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003	Cumulative During Development Stage May 18, 2004-June 30, 2004

Operating activities:		(11,095,577)	(179,927)	(8,860,454)

Net Loss		11,093,147	—	8,953,146

Stock based compensation - issued common stock

Adjustments to reconcile net cash used in operations:
Depreciation		197,893	—	197,893
Expenses incurred in exchange for common stock		—	—	—
Increase in receivables		(2,244)	(23,146)	(13,600)
Increase in accounts payable		(293,654)	(6,751)	94,273
Increase in accrued liabilities		(314,013)	44,500	(18,821)
Other adjustments		(69,804)	(42,710)	(263,335)

Net cash used in operations		(484,252)	(208,034)	89,102

Investing activities:
Purchase of equipment		118,978	26,221	118,997
Advances to subsidiary		—	(125,687)	—

Net cash used in investing activities		118,978	(99,466)	118,997

Financing activities:

Sale of common stock		349,000	—	—
Other		99,604	307,500	(126,819)

Net cash from financing activities		448,604	307,500	(126,819)

Net Increase(Decrease) during period		83,330	—	81,280

Cash at beginning of period		547	—	2,597

Cash at end of period		83,877	—	83,877

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest Paid		1,238	7,984	—
Shares issued (at market, date of effective agreement):
For consulting contracts	11,086,466 shares	9,992,102	—	4,557,000
For acquisition	15,000,000 shares	13,500,000	—	13,500,000
For compensation	27,805,000 shares	25,024,500	—	25,024,500
For settlement of debt	300,000 shares	195,000	—	—

SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS.

POWER3 MEDICAL PRODUCTS, INC

(A Development Stage Enterprise)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

Prior to January 1, 2004, Power3 Medical Products, Inc. and its subsidiaries (collectively “Power3” or “the Company”), formerly known as Surgical Safety Products, was primarily engaged in product development, sales, distribution and services for the healthcare industry.  The Company was an operating company, marketing devices to aid surgical procedures.  Prior to May 18, 2004, the product had received only limited market acceptance and sales had slowed to the point that Power3 was searching for other products and markets to increase its presence in the healthcare industry.

In early 2004, Power3 was introduced to Advanced BioChem, doing business as ProteEx, that provided contract-for-fee lab services. At the conclusion of negotiations with Advanced BioChem, Power3 entered into an Asset Purchase Agreement dated May 18, 2004, whereby it purchased substantially all the assets and intellectual properties of Advanced BioChem, and assumed certain liabilities, as scheduled in the agreement, from Advanced BioChem.  As consideration in the Asset Purchase Agreement, Power3 issued 15,000,000 shares of common stock to Advanced BioChem.

Subsequent to the May 18, 2004 asset purchase transaction with Advanced BioChem, Power3 Medical Products, Inc. changed its business model and entered into the development stage as it began to commercialize the intellectual property acquired in the transaction, with its focus being in the early detection, monitoring and targeting of diseases through the analysis of proteins.  Power3’s current developmental stage business objective, and activity, is to develop its intellectual properties by focusing on disease diagnosis, protein and biomarker identification and early detection indicators in the areas of cancers, neurodegenerative and neuromuscular diseases, as well as other scientific areas of interest associated with protein biomarkers.

Prior to the May 18, 2004, transaction with Advanced BioChem, Power3 had the following significant transactions:

•  During April, 2004, Power3 Medical Products, Inc. issued 1,023,334 restricted common shares to Southbank Capital, Focus Partners and UTEK Corporation

•  On May 7, 2004, Power3 Medical Products, Inc. authorized payment of $21,600 and issuance of 50,000 restricted common shares to Dr. Gray Bowen Swor in settlement of outstanding debts of $25,000.  These restricted shares were issued on May 10, 2004

•  On May 7, 2004, Power3 Medical Products, Inc. authorized payment of $25,533 and issuance of 250,000 restricted common shares to Dr. G. Michael Swor in settlement of outstanding notes, shareholder advances and unpaid salary totaling $210,633.  These restricted shares were issued on May 10, 2004.

•  On May 15, 2004, Core Concepts, Inc. converted shareholder advances of $105,775 to Power3 Medical Products, Inc. restricted common shares at a rate of $0.75 per common share for a total of 141,033 common shares.  These restricted shares were issued on May 17, 2004.

•  On May 17, 2004, Power3 Medical Products, Inc. authorized issuance of 1,000,000 shares of common stock to Emeritus Group LP for consulting services rendered.  These shares were issued on May 27, 2004

•  On May 17, 2004, Power3 Medical Products, Inc. authorized issuance of 1,500,000 common shares to South Shore Harbor Group LP LLP for consulting services rendered.  These shares were issued on May 27, 2004.

•  On May 17, 2004, Power3 Medical Products, Inc. authorized issuance of 2,000,000 common shares to Arborerest Assets LP LLP for consulting services rendered.  These shares were issued on June 3, 2004.

•  Certain liabilities to IBM and Sarasota Memorial Hospital were settled for $20,000 and $50,000 respectively when an affiliate of a Series A preferred stockholder infused $70,000.

After the asset purchase transaction in May, 2004, the previous management of Power3 resigned and left the Company.  Subsequent to these resignations, two employees of Advanced BioChem were granted employment agreements and joined Power3.  These two employees were Steven B. Rash as President and CEO and Dr. Ira Goldknopf as Chief Scientific Officer.

At December 31, 2004, the Company had one direct subsidiary, Tenthgate, Inc. (“Tenthgate”), a Nevada corporation formerly known as Power 3 Medical, Inc.  Tenthgate is not active in Power3’s current line of business activity.  Prior to the acquisition of substantially all the assets and certain liabilities from Advanced BioChem, it was contemplated that Power3 would distribute shares of its subsidiary to its shareholders of record, however the shares of Tenthgate were transferred to a trustee for distribution to the shareholders of Power3 on May 17, 2004, before the Advanced BioChem transaction.  Previous management of Power3 and Tenthgate have been independently operating Tenthgate since the Advanced BioChem transaction.  As a result, Power3 does not now control the operations or activities of Tenthgate.  As a result, Tenthgate’s activities are no longer controlled by, nor are their activities associated with Power3 in any manner whatsoever.  Power3 intends to divest itself of its subsidiary due to the differences in business activity between Tenthgate and Power3 operating under its current business model.  Some of the principal reasons for the divestiture of Tenthgate and its subsidiary are that the disposition of Tenthgate will allow the Company’s management to focus exclusively on its business objectives and permit management of Tenthgate more flexibility in its operations and the disposition will allow the market to separately identify and evaluate each business.  The Company is continuing its efforts to complete the disposition of Tenthgate; however current management of Tenthgate has advised the Company that Tenthgate has issued a significant number of shares of its common stock purportedly reducing the Company’s ownership interest to less than 1%.  The Company believes this stock issuance to be invalid, however the Company does not have access to the records of Tenthgate and is considering its alternatives with respect to these actions.  The Company still desires to complete a divestiture of Tenthgate, but believes the operations are inconsistent with and not material to the current activities of the Company.  As a result, the operations and assets of Tenthgate are not consolidated or otherwise presented herein.

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

The company has been in the development stage since the asset purchase transaction with Advanced BioChem referenced above, on May 18, 2004.  It is primarily engaged in commercializing its intellectual properties in the area of diagnosis and treatment of breast cancer, ALS, Alzheimer’s disease and Parkinson’s disease. Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in the exchange, with an effective date as the date of the agreement to issue, per SEC requirements..

2.RESTATEMENT

On May 18, 2004, Power3 executed the Asset Purchase Agreement referred to above, to purchase substantially all the assets of Advanced BioChem and assume certain liabilities in exchange for 15,000,000 shares of common stock of Power3.  For financial statement purposes, the transaction was treated as a recapitalization of the equity structure of Power3 and therefore, the accumulated deficit of Power3 was eliminated and no stock-based expenses were recorded as a result of this transaction.  As a result of this accounting treatment, the activities of Advanced BioChem and Power3 were combined in the financial statements previously shown for the period January 1, 2004 through May 17, 2004.  For the period May 18, 2004 through June 30, 2004, Power3’s financial statements, issued in its Form 10-QSB for the six month period ended June 30, 2004 and Amendment No. 1 for the same period, show Advanced BioChem as the predecessor under the accounting treatment of recapitalization, in a reverse acquisition, as discussed herein.  Further the Company subsequently issued financial statements showing Advanced BioChem as the predecessor in its Form 10-QSB filed for the six months ended June 30, 2004.

Subsequent to the filing of Form 10-QSB for the quarter ended March 31, 2005, and during its interim revue and preparation for filing its 10-QSB for the six months ended June 30, 2005, management reviewed the transaction referenced above and determined that the May 18, 2004 transaction for the purchase of assets and the assumption of a certain set of liabilities, is properly accounted for as a purchase transaction between related parties.  Advanced BioChem has continued to operate as a separate company with the only relationship to Power3 being that it is a significant shareholder in the Company.  The initial impact of the restatement is to replace the results of Advanced BioChem’s balance sheet, statement of operations and cash flows with Power3’s results for the three month period ended March 31, 2004.  This restatement results in a restated beginning balance for the Power3 accounts, as of March 31, 2004.  This difference in beginning balance flows through the remaining statements, including its effects on the restated financial statements in this amended 10-QSB for the three month period ending June 30, 2004.

Other than the difference in beginning balance described above, this restatement of Power3’s balance sheet results in the Company’s retained earnings deficit, which had previously been eliminated under recapitalization, being restored, as well as recognition of the difference between the consideration given versus the consideration received in the asset purchase transaction, being restated with an offset to additional paid in capital.  Similarly, with regard to the asset purchase transaction, the stock based compensation expenses are restated to reflect the stock granted at the time of the transaction as consideration for the acquisition, as compensation to employees and as compensation to various consultants.  Finally, the restatement of the purchase transaction required a reclassification of certain items in the previously presented balance sheet for Power3.  Power3 will be issuing its audited financial statements for the year ended December 31, 2004, contemporaneously with this amended 10-QSB.

As a result of the restated accounting treatment and the recognition of the stock-based compensation expenses issued for consulting fees and as compensation to employees, the Statement of Operations, for Power3, during the three months ended June 30, 2004, is different from that previously presented in the 10-QSB for the same three month period.  The stock-based compensation expense and consulting fees which produce the difference between this restated statement of operations and the previously presented statement of operations are primarily associated with the May 18, 2004 transaction and the restated purchase accounting treatment of this acquisition.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements include only the accounts of Power3.  As discussed, Power3’s subsidiary, Tenthgate, Inc.’s statement of condition and operating results have been excluded from consolidation and the assets have been expensed as abandoned, discontinued operations.

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  For further information, refer to the financial statements of the Company for the years ended December 31, 2003 and 2002, including notes thereto included in the Company’s Form 10-KSB for the respective periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make.  Estimates that are critical to the accompanying financial statements include assessing the impact of contingencies (see above and Note 8) and the amortization periods for the debt issuance costs and debt discount on the convertible debentures (see Note 8) as well as estimating depreciation and amortization periods of tangible and intangible assets, and long-lived impairments, among others.  The markets for the Company’s products are characterized by intense competition, evolving standards and price competition, all of which could impact the future realizability of the Company’s assets.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

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

Furniture, Fixtures and Lab Equipment

Furniture, fixtures and lab equipment are stated at cost.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the assets’ estimated useful lives.  At June 30, 2004, certain lab equipment having a net book value of approximately $39,500 serves as security for certain liabilities.

Other Intangibles

Other intangibles consist primarily of patents which are recorded at cost and arise from legal and filing fees.  Patents and other intangibles are being amortized over ten years on a straight-line basis.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. The Company evaluated its long-lived assets at December 31, 2004 and determined that certain impairment losses were necessary. As a result, operations were charged for $45,024 during the period May 18, 2004 (date of acquisition) to December 31, 2004.  Management believes that the remaining balances of the Company’s long-lived assets are recoverable.

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

Stock – Based Compensation

The Company accounts for equity instruments issued to employees for services based on the intrinsic value of the equity instruments issued and accounts for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.  The Company has valued stock based compensation based on market prices of the stock as of the time the agreements were made, per SEC requirements.  Because there have been extreme fluctuations in the quoted market prices of the stock, this method has resulted in significant amounts, relative to the assets and liabilities, being recorded as compensation and paid in capital.

The Company has adopted Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). This statement amends FASB Statement No. 123, “Accounting for Stock Based Compensation”. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  The Company continues to apply the market value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock-based employee compensation arrangements.

Income Taxes

The Company computes income taxes in accordance with Financial Accounting Standards Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”). The Company also prepares its income taxes in accordance with this standard. Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. There were no significant temporary differences at June 30, 2004.

Research and Development

Research and development costs are expensed as incurred.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Investments

The Company accounts for its interest in Power 3 Medical, Inc., a Nevada corporation, now known as Tenthgate, Inc., using the cost method.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  As such, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the three month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

(2)  Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has primarily been involved in research and development and capital raising activities; as such the Company has incurred significant losses from operations and has a significant stockholders’ deficit at June 30, 2004.  As a result, the Company has an immediate need for capital to continue its operations, and it will need to raise significant additional funds to implement its business plan.  This cash will have to come from equity sales and/or borrowings as management has projected that the Company will need significant additional capital for development and other ongoing operational activities before it will have any anticipated revenue generating products. The actual amount of funds that the Company will need will be determined by many factors, some of which are beyond the Company’s control.  These factors include:

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

At June 30, 2004 the Company had net operating loss carryforwards for income tax purposes of approximately $9,551,000 arises primarily from stock based expenses that are considered to be permanent differences.  These net operating loss carryforwards expire at various times through the period ended June 30, 2004 however because the Company has experienced changes in control and has incurred significant operating losses, utilization of the income tax loss carryforwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying balance sheet because the Company established a valuation allowance to fully reserve such assets as their realization did not meet the required asset recognition standard established by SFAS 109.

(5) Related Party Transactions

(6) Notes Payable

(7) Other Commitments and Contingencies

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

Other Common Stock Grants

In addition to the above common stock grants, the Company granted 1,305,000 shares of its common stock to various other employees.  Because all of the shares were granted at no cost to the employees, and because the shares generally vest over a period of two years, the Company recorded $25,024,500 of deferred compensation upon the date of the grant (which amount was determined based on the total number of shares granted times the trading values of the shares on the dates the stock grants were made).  This amount is being amortized to stock based compensation expense over the vesting period.

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

Future required payments for base compensation under all of the employment agreements discussed above are approximately as follows:

Periods Ending December 31,	Amounts
2004 (six months)	$247,500
2005	470,000
2006	412,500
2007	350,000
2008	350,000
2009	175,000
Total	$2,005,000

Contingencies

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

(8) Securities Purchase Agreement

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

In addition to the above, in January 2004, the Company’s Board of Directors approved the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant, and Stock Award Plan (the 2004 Plan).  Pursuant to the 2004 Plan, initially 10,000,000 shares of common stock, warrants, options, preferred stock or any combination thereof may be optioned.  After the grant of any option, warrant or share of preferred stock, the number of shares that may be optioned under the 2004 Plan will be increased.  The number of shares of such increase shall be an amount such that immediately following such increase, the total number of shares issuable under this plan and reserved for issuance upon exercise of options, warrants, or conversion of shares of preferred stock will equal 15% of the total number of issued and outstanding shares of the Company’s common stock.  At June 30, 2004 no warrants are outstanding under this plan.

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

SFAS 153 - Exchanges of Non-monetary Assets an Amendment of APB Opinion No. 29

In December 2004, FASB Statement No. 153 was issued amending APB Opinion No. 29 to eliminate the exception allowing non-monetary exchanges of similar productive assets to be measured based on the carrying value of the assets exchanged as opposed to at their fair values.  This exception was replaced with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of this statement did not have a material impact on the Company’s financial statements.

FIN- 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by us. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 has no impact on the Company’s financial statements (12) Subsequent Events.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(AS AMENDED)

Delay in Filing Annual Report on Form 10-KSB

As previously reported, the Company was unable to file its 2004 10-KSB within the extended filing deadline ending April 15, 2005 and has remained unable to make its filing of that report up to now.  Under the previous accounting treatment of recapitalization, as in a reverse acquisition, the Company was required to display the financial statements of Advanced BioChem for the interim period of January 1, 2004 to May 17, 2004 and for the year ended December 31, 2003, as a predecessor entity.  The predecessor auditors refused to give their consent to the use of Advanced BioChem’s audited financial statements and Power3 was not able to file its 2004 10-KSB within the filing deadline.  The Company previously requested Advanced BioChem to engage new auditors to obtain a separate audit of their 2003 financial statements.  In addition, the Company elected to pursue guidance from the SEC in an alternative effort to resolve the accounting matters as expeditiously as possible.  However, due to other reasons, Power3 was not able to convince Advanced BioChem to secure a separate audit, nor was it able to obtain a resolution of its accounting matters from the SEC and its Form 10-KSB for 2004 remained unfiled.

After completing an interim review in preparation for the issuance of the Form 10-QSB for the six month period ended June 30, 2005, the management and Board of Directors of Power3 concluded, on August 5, 2005 that the Company’s consolidated financial statements contained within the Company’s Quarterly Reports filed on Form 10-QSB and 10-QSB/A for the quarterly periods ended June 30, 2004, September 30, 2004 and March 31, 2005, should be restated, and that such previously filed financial statements should no longer be relied upon, as previously presented.  The Company intends to file amended consolidated financial statements for the aforementioned periods prior to, and contemporaneously with, the filing of its Form 10-KSB for year ended December 31, 2004.

While the impact of replacing the Advanced BioChem predecessor financials with Power3’s financials significantly affects the beginning balances, the restatement also requires a recognition of the acquisition costs incurred in the May 18, 2004 transaction.  The restatement requires a recognition, in the restated Statement of Operations for the period, of the difference in the historical cost of the assets acquired in the asset purchase transaction minus the liabilities assumed in the transaction and of the costs associated with the stock issued as consideration in the transaction.  In addition, the restatement results in a restatement of the values reported within the Stockholder’s Equity section of the Company’s balance sheet.  However, the restatement of the financial statements for 2004 is not expected to materially change the Total Assets or Total Liabilities reported for the Company, other than as to the beginning balance restatement reported above.

The management of Power3, after considerable review, has determined that the facts of the asset purchase transaction were misinterpreted resulting in a misapplication of GAAP.  As a result of these corrections, management has recommended, and the Board of Directors has approved, the restatement of the asset acquisition transaction which occurred on May 18, 2004 for the financial statements included in the Form 10-QSB’s as filed for the quarterly periods ended June 30, 2004, September 30, 2004 and March 31, 2005.

Dispute with Advanced BioChem

Advanced BioChem recently advised the Company, and publicly announced that it was reviewing the terms of the Company’s acquisition of the assets and assumption of certain liabilities of Advanced BioChem pursuant to the Asset Purchase Agreement.  Advanced BioChem has asserted that the Company, together with Messrs. Rash and Goldknopf, are responsible for Advanced BioChem’s liabilities, with the exception of those specifically excluded.  Even though Advanced BioChem has reported differing amounts in its public reports filed concerning these liabilities, Power3 currently understands the amount of such disputed liabilities to be approximately $2,700,000.  The terms of the Asset Purchase Agreement are not clear and are subject to different interpretations.  The Company had confidential and non-binding discussions and negotiations with Advanced BioChem in an effort to resolve this disagreement.  At this time, Advanced BioChem has ceased discussions with the Company indicating that it will take action to enforce any rights and remedies it may have with respect to the Power3 sale and the liabilities.  Notwithstanding this, because the Company had offered to assume certain liabilities in the amount of approximately $425,000 in an effort to resolve this disagreement and in accordance with Financial Accounting Standards Board Statement Number 5, “Accounting for Contingencies”, the Company had increased the purchase price by $425,000 (which amount represents the minimum amount of the range of additional liabilities that may ultimately be assumed upon resolution of the matter.)

Under interim review, subsequent to the filing of its Form 10-QSB for the six month period ended June 30, 2005, management has determined that it is no longer agreeable to assume the aforementioned $425,000 in Advanced BioChem’s liabilities and has restated the purchase price of the transaction back to its original amount and has removed the $425,000 in contingent liabilities from its balance sheet for March 31, 2005.  On August 2, 2005, Advanced BioChem filed suit against Power3 claiming damages of at least $3,000,000 including the costs of litigation and of adressing the claims of the creditors of Advanced BioChem that remain unpaid.
The Company remains contingently liable for the remaining liabilities of approximately $2,700,000.  However, the purchase price and related financial statements have not been adjusted for these liabilities as the fair value of this contingency cannot be reasonably estimated at this time.

Results of Operation

Three Months Ended June 30, 2004 as Compared to Three Months Ended June 30, 2003

Revenues for the quarter ended June 30, 2004 were $13,600 compared to $4,826 for the 1st quarter of 2003.  Gross profits were $8,350 for the quarter ended June 30, 2004 compared to ($6,134) for the quarter ended June 30, 2003.

Operating expenses were $9,262,791 for the quarter ended June 30, 2004, as compared to $80,031 for the quarter ended June 30, 2003, representing a very significant increase in non-cash stock-based compensation expense and consulting fees during the three months ending June 30, 2004 of approximately $8,963,146.  These stock-based compensation expenses have been valued at market price of the stock on the effective date of the agreement, per SEC requirements.

Interest expense in the quarter ended June 30, 2004 was $1,238 as compared to $6,945 for the same period in 2003.  The decrease in interest expense is primarily attributable to the lower level of outstanding debt securities as of June 30, 2004.

Liquidity and Capital Resources

The Company’s liquidity and capital needs relate primarily to working capital, research and development costs and other general corporate requirements.  The Company has not received any cash from operations and therefore is dependent upon debt and equity capital raised to operate the company during this developmental stage.

Net cash used in operating activities approximated ($484,252)) for the six months ended June 30, 2004.  A significant portion of this is represented in the adjustment for accounts payable and accrued liabilities for the period.

Net cash used in investing activities was $118,978, primarily consisting of payments, to vendors, on equipment obtained in the Advanced BioChem transaction.

Net cash provided by financing activities amounted to $448,604, primarily consisting of cash received for the sale of common stock during the six month period.  During the six month period, the Company experienced a net cash increase for the period of $83,330.

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

Off-Balance Sheet Arrangements

At June 30, 2004, with the exception of the employment agreements entered into with its two principal officers, the Company did not have any significant off balance sheet commitments.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on this evaluation and for the reasons set forth below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2005, the end of the period covered by this report.

Management has identified certain deficiencies which have caused it to conclude that the Company’s disclosure controls are ineffective.  Many of these deficiencies were previously reported in the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004. The Company has undertaken steps and implemented actions as disclosed in its previous Form 10-QSB in an effort to resolve these deficiencies.  While the actions identified in the previously filed Form 10-QSB and the actions identified below have addressed many of these deficiencies, the Company continued to have deficiencies with respect to its disclosure controls and procedures at June 30, 2004 including the following:

•                  As the Company has previously reported, the Company has been unable to file its 2004 Annual Report on Form 10-KSB.  As previously reported by the Company, the Company’s inability to timely file its 2004 Form 10-KSB was caused by its inability to include the audit report of Advanced BioChem’s previous auditor in the Company’s 2004 Form 10-KSB.  The Company has also encountered deficiencies arising from a lack of supporting documentation and records relating to periods prior to the Advanced BioChem transaction and a lack of communication between the Company, its auditors and the previous auditors of Advanced BioChem.  The lack of this supporting documentation and failure either to obtain the prior auditor’s consent or make alternative arrangements for the 2003 Advanced BioChem audit report have resulted in the Company’s inability to file its Annual Report on Form 10-KSB. Although the Company has hired accounting personnel, the Company’s limited financing and available capital have restricted the Company’s ability to fully implement its procedures for the improvement of its internal control over financial reporting and to engage outside professionals and advisors to the extent the Company has desired to support the Company’s accounting personnel in the preparation and/or audit of financial statements and reports to be filed with the SEC.

•                  The Company continues to face unexpected issues relating to the integration of the Advanced BioChem transaction and such issues have caused the Company’s accounting personnel to devote significant and unanticipated time and attention to these matters.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

An equipment vendor filed a complaint against the Advanced BioChem in April of 2002 in a California court alleging breach of contract and seeking damages. The Predecessor reached a settlement agreement in April of 2003 under which Advanced BioChem would pay the vendor $40,000 in installments through August of 2003.  Advanced BioChem recorded a settlement cost of $40,000 in 2002 general and administrative expenses. At December 31, 2003, Advanced BioChem had a balance remaining of $20,000. In April 2005 the equipment vendor filed a lawsuit against Advanced BioChem, certain former officers of Advanced BioChem and the Company in order to enforce its claim for the remaining balance which is past due and may be assumed by the Company as part of the settlement of the dispute with Advanced BioChem.

Item 2. Unregistered Sale of Equity Securities and use of Proceeds

(a)                Not applicable.

(b)               Not applicable

(c)                Not applicable.

(d)               Not applicable.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the quarter ended June 30, 2004.

Item 5. Other Information

None

Item 6. Exhibits

31.1*	Certification
31.2*	Certification
32.1**	Certification Pursuant to Section 906
32.2**	Certification Pursuant to Section 906

  *Filed with this report.

**Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Power3 Medical Products, Inc. (Registrant)

Date: September 9, 2005	By:	/s/ Steven B. Rash
Steven B. Rash
Chairman and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Rash	Chairman and
Steven B. Rash	Chief Executive Officer	September 9, 2005

/s/ John P. Burton	Chief Accounting Officer	September 9, 2005
John P. Burton