Form 10QSB/A
period 2004-09-30
POWER 3 MEDICAL PRODUCTS INC
filed 2005-09-09
CIK 1063530

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

(281) 466-1600

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as amended in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

As of August 15, 2005, there were 65,345,121 shares of voting common stock of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

EXPLANATORY NOTE

This Form 10-QSB/A is being filed to amend the Power3 Medical Products, Inc. (the “Company” or “Power3”) Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.  The amendment arises out of management’s review and redetermination of the proper accounting treatment of its May 18, 2004 acquisition of a certain set of assets and the assumption of certain liabilities from Advanced BioChem in an Asset Purchase Agreement of that same date.  Previously the acquisition was reported in the financial statements of the Company, as a recapitalization, in a reverse acquisition.  After a thorough review of the facts of the transaction, management has determined that the purchase transaction is properly accounted for using purchase accounting between related parties.

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

The restatement of the financial statements for the three month period ending March 31, 2004, as described in the 8-K/A filed for May 18, 2004, results in the presentation of Power3’s financial condition as of March 31, 2004, rather than the presentation of Advanced BioChem, as was required under the previous accounting treatment.  This restatement results in different beginning balances in the balance sheet for March 31, 2004.  Other than this difference, the restatement results in a recognition of the previously existing Retained Earnings deficit which had previously been eliminated under recapitalization in a reverse acquisition.  Similarly, with regard to the asset purchase transaction, the stock based compensation expenses are restated to reflect the stock granted at the time of the transaction.

The restatement requires recognition, in the restated Statement of Operations for the period ended June 30, 2004, of the difference in the historical cost of the assets acquired in the asset purchase transaction minus the liabilities assumed in the transaction.  In addition, the restatement results in a reclassification of the values reported within the Stockholder’s Deficit section of the Company’s balance sheet.  However, the restatement does not materially change the Total Assets or Total Liabilities reported for the Company, or be a material change to the total Stockholder’s Deficit reported for September 30, 2004, other than a reclassification of amounts within the Stockholder’s Deficit section.

The management of Power3 has determined that the facts of the asset purchase transaction were misinterpreted resulting in a misapplication of GAAP.  As a result of these corrections, management has recommended, and the Board of Directors has approved, the restatement of the asset purchase transaction which occurred on May 18, 2004 and for the financial statements for the three month period ending September 30, 2004.

Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to restate the financial statements for the three month period ended September 30, 2004.  This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures.  Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on November 15, 2004.  Other than specific additions to amend the Management Discussion & Analysis section related to the restated financial statements, only the financial statements and the accompanying notes to the financial statements have been amended as a result of this restatement.                      .

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2004

(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	13,042
Prepaid expenses and other current assets	23,061
Total current assets	36,103

LAB EQUIPMENT (net of accumulated depreciation of $30,240)	85,025
Intellectual property	142,377
Deposits	350

TOTAL ASSETS	263,855

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued and other liabilities	352,688
Notes payable	30,360
Other Liabilities	16,620
Total current liabilities	399,668

STOCKHOLDERS’ DEFICIT:
Series A Class Preferred Stock, $0.001 par value, 50,000,000 shares authorized; 3,870,000 shares issued and outstanding with a liquidation value of $387,000	3,870
Common stock - $0.001 par value: 150,000,000 shares authorized; 62,252,630 shares issued and outstanding	62,252
Capital Stock Additional paid-in capital	58,597,729
Deferred Compensation	(23,261,570)
Deficit accumulated before entering development stage	(11,681,500)
Deficit accumulated during the development stage	(23,856,594)

Total stockholders’ deficit	(135,813)

TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	263,855

SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS.

POWER 3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise )

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003	Development StageResults May 18, 2004 to September 30, 2004

REVENUES	—	366,414	25,091	374,039	13,600
Cost of Goods Sold	—	—	10,423	15,710	(5,250)
Gross Profit	—	366,414	14,667	358,329	8,350

OPERATING EXPENSES:
Stock based compensation	1,717,600		9,052,649		3,302,465
Consulting Expenses	(455,633)	30,000	3,302,465	30,000	6,912,649
Other operating expenses	362,397	91,167	376,742	255,025	278,054
Total operating expenses	1,624,364	121,167	12,731,856	285,025	10,493,168

PROFIT (LOSS)	(1,624,364)	245,247	(12,717,189)	73,304	(10,484,818)

INTEREST AND FINANCING EXPENSE	—	3,197	2,752	11,181	—

NET PROFIT (LOSS)	(1,624,364)	242,050	(12,719,941)	62,123	(10,484,818)

NET PROFIT (LOSS) PER SHARE - Basic and diluted	(0.05)	0.03	(0.37)	0.01	(0.17)

Weighted average number of shares Outstanding	34,761,018	8,442,830	34,761,018	8,442,830	62,082,074

SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS.

POWER 3 MEDICAL PRODUCTS, INC

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

		For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003	Cumulative During Development Stage May 18, 2004 to September 30, 2004

Operating activities:

Net Loss		(12,719,941)	62,123	(10,484,818)

Stock based compensation - issued		12,355,114	—	10,215,114
common stock		—	—	—

Adjustments to reconcile net cash used in operations:
Depreciation		212,677	—	212,677
Expenses incurred in exchange for common stock		—	—	—
Increase in receivables		(2,244)	—	(13,600)
Increase in accounts payable		189,679	(96,111)	80,853
Increase in accrued liabilities		(920,740)	(99,599)	19,801
Other adjustments		313,824	(50,000)	(156,486)

Net cash used in operations		(571,631)	(183,587)	(126,459)

Investing activities:
Purchase of equipment		100,404	—	100,404
Advances to subsidiary		—	(123,913)	—

Net cash used in investing activities		100,404	(123,913)	100,404

Financing activities:

Sale of common stock		349,000	300,000	—
Other		134,722	7,500	36,500

Net cash from financing activities		483,722	307,500	36,500

Net Increase(Decrease) during period		12,495	—	10,445

Cash at beginning of period		547	—	2,597

Cash at end of period		13,041	—	13,042

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest Paid		—	$11,181	—
For shares issued (at market price, date of effective agreement)
For consulting contracts	15,981,466 shares	$10,277,102	—	$4,842,000
For compensation	27,495,000 shares	$25,451,500	—	$25,451,500
For acquisition	15,000,000 shares	$13,500,000	—	$13,500,000

SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS.

POWER3 MEDICAL PRODUCTS, INC

(A Development Stage Enterprise)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

Prior to January 1, 2004, Power3 Medical Products, Inc. and its subsidiaries (collectively “Power3” or “the Company”), formerly known as Surgical Safety Products, was an operating company, primarily engaged in product development, sales, distribution and services for the healthcare industry.  The Company’s principal business activity was marketing devices to aid surgical procedures.  Prior to May 18, 2004, the product had received only limited market acceptance and sales had slowed to the point that Power3 was searching for other products and markets to increase its presence in the healthcare industry.

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

Subsequent to the May 18, 2004 asset purchase transaction with Advanced BioChem, Power3 Medical Products, Inc. changed its business model and entered into development stage.  At this point, the Company began to commercialize the intellectual property acquired in the transaction, with its focus being in the early detection, monitoring and targeting of diseases through the analysis of proteins.  Power3’s current developmental stage business objective, and activity, is to develop its intellectual properties by focusing on disease diagnosis, protein and biomarker identification and early detection indicators in the areas of cancers, neurodegenerative and neuromuscular diseases, as well as other scientific areas of interest associated with protein biomarkers.

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

The company has been in the development stage since the asset purchase transaction with Advanced BioChem referenced above, on May 18, 2004.   It is primarily engaged in commercializing its intellectual properties in the area of diagnosis and treatment of breast cancer, ALS, Alzheimer’s disease and Parkinson’s disease. Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in the exchange, with an effective date as the date of the agreement, per SEC requirement.  .

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

2.RESTATEMENT

On May 18, 2004, Power3 executed the Asset Purchase Agreement referred to above, to purchase substantially all the assets of Advanced BioChem and assume certain liabilities in exchange for  15,000,000 shares of common stock of Power3.  For financial statement purposes, the transaction was treated as a recapitalization of the equity structure of Power3 and therefore, the accumulated deficit of Power3 was eliminated and no stock-based expenses were recorded as a result of this transaction.   As a result of this accounting treatment, the activities of Advanced BioChem and Power3 were combined in the financial statements previously shown for the period January 1, 2004 through May 17, 2004.   For the period May 18, 2004 through June 30, 2004, Power3’s financial statements, issued in its Form 10-QSB for the six month period ended June 30, 2004 and Amendment No. 1 for the same period, show Advanced BioChem as the predecessor under the accounting treatment of recapitalization, in a reverse acquisition, as discussed herein.  Further the Company subsequently issued financial statements showing Advanced BioChem as the predecessor in its Form 10-QSB’s filed for the nine months ended September 30, 2004.

Subsequent to the filing of Form 10-QSB for the quarter ended March 31, 2005, and during its interim revue and preparation for filing its 10-QSB for the six months ended June 30, 2005, management reviewed the transaction referenced above and determined that the May 18, 2004 transaction for the purchase of assets and the assumption of a certain set of liabilities, is properly accounted for as a purchase transaction between related parties.  Advanced BioChem has continued to operate as a separate company with the only relationship to Power3 being that it is a significant shareholder in the Company.  The initial impact of the restatement is to replace the results of Advanced BioChem’s balance sheet, statement of operations and cash flows with Power3’s results for the three month period ended March 31, 2004.  This restatement results in a restated beginning balance for the Power3 accounts, as of March 31, 2004.   This difference in beginning balance flows through the remaining statements, including its effects on the restated financial statements in this amended 10-QSB for the three month period ending September 30, 2004.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements include only the accounts of Power3.  As described above, Power3’s subsidiary, Tenthgate, Inc.’s  statement of condition and operating results have been excluded from consolidation and the assets have been expensed as abandoned, discontinued operations.

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

Furniture, Fixtures and Lab  Equipment

Furniture, fixtures and lab equipment are stated at cost.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the assets’ estimated useful lives.  At September 30, 2004, certain lab equipment having a net book value of approximately $39,500 serves as security for certain liabilities.

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

Stock – Based Compensation

The Company accounts for equity instruments issued to employees for services based on the intrinsic value of the equity instruments issued and accounts for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.  The Company has valued stock based compensation based on market prices of the stock as of the effective date of the agreement per SEC requirement.  Because there have been extreme fluctuations in the quoted market prices of the stock, this method has resulted in significant amounts, relative to the assets and liabilities, being recorded as compensation and paid in capital.

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

Income Taxes

The Company computes income taxes in accordance with Financial Accounting Standards Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”). The Company also prepares its income taxes in accordance with this standard. Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. There were no significant temporary differences at September 30, 2004.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  As such, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the three month period September 30, 2004 are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

(2)  Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has primarily been involved in research and development and capital raising activities; as such the Company has incurred significant losses from operations and has a significant stockholders’ deficit at September 30, 2004.   As a result, the Company has an immediate need for capital to continue its operations, and it will need to raise significant additional funds to implement its business plan.  This cash will have to come from equity sales and/or borrowings as management has projected that the Company will need significant additional capital for development and other ongoing operational activities before it will have any anticipated revenue generating products. The actual amount of funds that the Company will need will be determined by many factors, some of which are beyond the Company’s control.  These factors include:

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

At September 30, 2004 the Company had net operating loss carryforwards for income tax purposes of approximately $9,551,000 arises primarily from stock based expenses that are considered to be permanent differences.  These net operating loss carryforwards expire at various times through the period ended September 30, 2004 however because the Company has experienced changes in control and has incurred significant operating losses, utilization of the income tax loss carryforwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying balance sheet because the Company established a valuation allowance to fully reserve such assets as their realization did not meet the required asset recognition standard established by SFAS 109.

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

Future required payments for base compensation under all of the employment agreements discussed above are approximately as follows:

Periods Ending December 31,	Amounts
2004 (three months)	$123,750
2005	470,000
2006	412,500
2007	350,000
2008	350,000
2009	175,000
Total	$1,881,250

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

In addition to the above, in January 2004, the Company’s Board of Directors approved the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant, and Stock Award Plan (the 2004 Plan).  Pursuant to the 2004 Plan, initially 10,000,000 shares of common stock, warrants, options, preferred stock or any combination thereof may be optioned.  After the grant of any option, warrant or share of preferred stock, the number of shares that may be optioned under the 2004 Plan will be increased.  The number of shares of such increase shall be an amount such that immediately following such increase, the total number of shares issuable under this plan and reserved for issuance upon exercise of options, warrants, or conversion of shares of preferred stock will equal 15% of the total number of issued and outstanding shares of the Company’s common stock.   At September 30, 2004 no warrants or options are outstanding under this plan.

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

While the impact of replacing the Advanced BioChem predecessor financials with Power3’s financials significantly affects the beginning balances, the restatement does not materially change the Company’s balance sheet,  The effect of the restatement on Power3’s Statement of Operations is to recognize the acquisition costs incurred in the May 18, 2004 transaction.  The restatement also requires a  recognition, in the restated Statement of Operations for the period, of the difference in the historical cost of the assets acquired in the asset purchase transaction minus the liabilities assumed in the transaction, of the stock based costs of the stock issued as consideration in the transaction and to employees and consultants at the time of the asset purchase transaction.  In addition, the restatement results in a restatement of the values reported within the Stockholder’s Equity section of the Company’s balance sheet.   However, the restatement of the financial statements for 2004 is not expected to materially change the Total Assets or Total Liabilities reported for the Company, other than as to the beginning balance restatement reported above.

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

Dispute with Advanced BioChem

Advanced BioChem recently advised the Company, and publicly announced that it was reviewing the terms of the Company’s acquisition of the assets and assumption of certain liabilities of Advanced BioChem pursuant to the Asset Purchase Agreement.  Advanced BioChem has asserted that the Company, together with Messrs. Rash and Goldknopf, are responsible for Advanced BioChem’s liabilities, with the exception of those specifically excluded.  Even though Advanced BioChem has reported differing amounts in its public reports filed concerning these liabilities, Power3 currently understands the amount of such disputed liabilities to be approximately $2,700,000.  The terms of the Asset Purchase Agreement are not clear and are subject to different interpretations.  The Company had confidential and non-binding discussions and negotiations with Advanced BioChem in an effort to resolve this disagreement.  At this time, Advanced BioChem has ceased discussions with the Company indicating that it will take action to enforce any rights and remedies it may have with respect to the Power3 sale and the liabilities.  Notwithstanding this, because the Company had offered to assume certain liabilities in the amount of approximately $425,000 in an effort to resolve this disagreement and in accordance with Financial Accounting Standards Board Statement Number 5, “Accounting for Contingencies”, the Company had previously increased the purchase price by $ 425,000 (which amount represents the minimum amount of the range of additional liabilities that may ultimately be assumed upon resolution of the matter.)

Under interim review, subsequent to the filing of its Form 10-QSB for the six month period ended June 30, 2005, management determined that it is no longer agreeable to assume the aforementioned $ 425,000 in Advanced BioChem’s liabilities and has restated the purchase price of the transaction back to its original amount and has removed the $425,000 in contingent liabilities from its balance sheet for March 31, 2005.  On August 2, 2005, Advanced BioChem filed suit against Power3 claiming damages of at least $3,000,000 including the costs of litigation and of addressing the claims of the creditors of Advanced BioChem that remain unpaid. The Company remains contingently liable for the remaining liabilities of approximately $ 2,700,000.  However, the purchase price and related financial statements have not been adjusted for these liabilities as the fair value of this contingency cannot be reasonably estimated at this time.

Results of Operation

Three Months Ended September 30, 2004 as Compared to Three Months Ended September 30, 2003

There were no revenues for the quarter ended September 30, 2004 compared to $366,414 in revenues for the quarter ended September 30, 2003.  Due to the lack of revenue, there were no Gross Profits for the quarter ended September 30, 2004 compared to $366,414 for the quarter ended September 30, 2003.  The lack of revenues during the period ended September 30, 2004 is due to the Company’s status as a developmental stage company with no revenues being generated from products or services yet.

Operating expenses were $1,624,364 for the quarter ended September 30, 2004, as compared to $121,167 for the quarter ended September 30, 2003, representing an increase partly due to higher payrolls and administrative costs associated with commercializing the Company’s intellectual properties.  Also During the quarter, the Company issued non-cash stock based compensation to employees and consultants in the amount of $1,717,600, valued at market price, on the effective date of the agreement per SEC requirement.

Interest expense in the quarter ended September 30, 2004 was $-0- as compared to $3,197 for the same period in 2003.

Liquidity and Capital Resources

The Company’s liquidity and capital needs relate primarily to working capital, research and development costs and other general corporate requirements.  The Company has not received any cash from operations and therefore is dependent upon debt and equity capital raised to operate the company during this developmental stage.

Net cash used in operating activities approximated ($571,631) for the nine months ended September 30, 2004.  A significant portion of this is represented in the negative Net Income reported for the period.

Net cash used in investing activities was ($100,404), primarily consisting of payments, to vendors, on equipment obtained in the Advanced BioChem transaction.

Net cash provided by financing activities amounted to $483,722, primarily consisting of the sale of common stock.  During the nine month period, the Company experienced a net cash increase for the period of ($12,495.)

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

Off-Balance Sheet Arrangements

At September 30, 2004, with the exception of the lease for its operating facility, and employment agreements entered with its three principal officers, the Company did not have any significant off balance sheet commitments.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on this evaluation and for the reasons set forth below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2004, the end of the period covered by this report.

Management has identified certain deficiencies which have caused it to conclude that the Company’s disclosure controls are ineffective.  Many of these deficiencies were previously reported in the

Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004. The Company has undertaken steps and implemented actions as disclosed in its previous Form 10-QSB in an effort to resolve these deficiencies.  While the actions identified in the previously filed Form 10-QSB and the actions identified below have addressed many of these deficiencies, the Company continued to have deficiencies with respect to its disclosure controls and procedures at September 30, 2004 including the following:

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

Power3 Medical Products, Inc. (Registrant)

Date: September 9, 2005	By:	/s/ Steven B. Rash
Steven B. Rash
Chairman and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Rash	Chairman and Chief Executive Officer	September 9 2005
Steven B. Rash

/s/ John P. Burton	Chief Accounting Officer	September 9, 2005
John P. Burton