Form 10KSB
period 2004-12-31
POWER 3 MEDICAL PRODUCTS INC
filed 2005-09-09
CIK 1063530

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

COMMISSION FILE NO. 0-24921

POWER 3 MEDICAL PRODUCTS, INC.

(Name of small business issuer in its charter)

New York	65-0565144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 Research Forest Drive, Suite B2-3 The Woodlands, Texas	77381
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number:   (281) 466-1600

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Revenues for the issuer’s fiscal year ended December 31, 2004 were $ 15,491.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Over-the-Counter Bulletin Board (“OTCBB”) administered by the National Association of Securities Dealers (“Nasdaq”) on
August 15, 2005 was $15,682,829 million.  For purposes of this calculation, affiliates include directors and executive officers.

The number of shares outstanding of the registrant’s common stock, par value .001 per share, as of August 15, 2005 was 65,345,121 shares.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

PART I

Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management’s Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8a. Controls and Procedures
Item 8b. Other Information

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services

SIGNATURES

i

FORWARD-LOOKING STATEMENT

This Report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies, and predictions of Power 3 Medical Products, Inc. (“Power 3” or the “Company”) or its management with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are usually identified by the use of words such as “believes,” “will,” “anticipates,” “estimates,” “expects,” “projects,” “plans,” “intends,” “should,” “could,” or similar expressions.  These statements are based on certain assumptions and analyses made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors believed appropriate.  Readers are cautioned that these forward-looking statements are only predictions and that the Company’s business is subject to significant risks and uncertainties, including, without limitation:

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

Although the Company believes that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Except for its ongoing obligation to disclose material information as required by the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Accordingly, the reader should not rely on forward-looking statements, because they are subject to known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements.

PART I

Except for historical information, the matters set forth in this report include forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth herein.  Power 3 Medical Products, Inc. refers you to cautionary information and risk factors contained elsewhere herein and in other documents filed with the Securities and Exchange Commission (“SEC”) from time to time.

Item 1. Description of Business.

General and Corporate History

Power 3 Medical Products, Inc. (the “Company” or “Power 3”) was incorporated in the State of Florida on May 15, 1992 and merged into a New York Corporation in 1994, under the name Sheffield Acres, Inc. Power3 and its wholly owned subsidiaries, C5 Health, Inc. (C5), which was officially dissolved in the State of Delaware and the State of Florida effective December 31, 2003 and Power3 Medical, Inc., a Nevada Corporation, were engaged in sales, distribution and services for the healthcare industry. On September 12, 2003  Surgical Safety Products, Inc. amended its Certificate of Incorporation to (a) declare a 1:50 reverse split of its common stock; (b) increase its authorized capital to 150,000,000 shares of common stock and 50,000,000 shares of preferred stock; and (c) change its name to Power3 Medical Products, Inc.

At December 31, 2004, the Company had one direct subsidiary, Tenthgate, Inc. (“Tenthgate”), a Nevada corporation formerly known as Power 3 Medical, Inc.  Tenthgate is not active in Power3’s current line of business activity.  Prior to the acquisition of substantially all the assets and certain liabilities from Advanced BioChem, it was contemplated that Power3 would distribute shares of its subsidiary to its shareholders of record, however the shares of Tenthgate were transferred to a trustee for distribution to the shareholders of Power3 on May 17, 2004, before the Advanced BioChem transaction.  Previous management of Power3 and Tenthgate have been independently operating Tenthgate since the Advanced BioChem transaction.  As a result, Power3 does not now control the operations or activities of Tenthgate.  As a result, Tenthgate’s activities are no longer controlled by, nor are their activities associated with Power3 in any manner whatsoever.  To the extent that additional actions are needed, Power3 intends to divest itself of its subsidiary due to the differences in business activity between Tenthgate and Power3 operating under its current business model.  Some of the principal reasons for the divestiture of Tenthgate and its subsidiary are that the disposition of Tenthgate will allow the Company’s management to focus exclusively on its business objectives and permit management of Tenthgate more flexibility in its operations and the disposition will allow the market to separately identify and evaluate each business.  The Company is continuing its efforts to complete the disposition of Tenthgate; however current management of Tenthgate has advised the Company that Tenthgate has issued a significant number of shares of its common stock purportedly reducing the Company’s ownership interest to less than 1%.  The Company believes this stock issuance to be invalid, however the Company does not have access to the records of Tenthgate and is considering its alternatives with respect to these actions.  The Company still desires to complete a divestiture of Tenthgate, but believes the operations are inconsistent with and not material to the current activities of the Company.  As a result, the operations and assets of Tenthgate are not consolidated or otherwise presented herein.

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “PWRM”. The Company’s principal executive offices are located at 3400 Research Forest Drive, Suite B2-3, The Woodlands, Texas 77381.  The Company’s telephone number is (281) 466-1600 and its facsimile number is (281) 466-1681.  During 2005, the Company’s failure to timely file its Form 10-KSB caused the OTCBB to append the symbol “E” to the Company’s trading symbol.  On June 14, 2005, the Company was notified of the OTCBB’s action to not allow the Company’s securities to be quoted on the OTCBB, as of June 16, 2005, pending the filing of the Company’s Form 10-KSB for 2004.  At the present time, the Company’s securities are no longer eligible for quotation on the OTCBB and all quotations of the Company’s securities are deleted from the OTCBB.  It is the Company’s intention to apply for reinstatement on the OTCBB immediately upon filing this Form 10-KSB for 2004.

The Company transitioned to the development stage, from previously being an operating company, as of the asset purchase transaction with Advanced BioChem on May 18, 2004, as referenced below.  It is primarily engaged in commercializing its intellectual properties in the area of diagnosis and treatment of breast cancer, ALS, Alzheimer’s disease and Parkinson’s disease.  Shares of common stock issued for other than cash have been assigned amounts equivalent to the market value of the service or assets received in the exchange, with an effective date as the date of the agreement, per SEC requirement.

Purchase of a Set of Assets and Assumption of a Set of Liabilities from Advanced Bio/Chem, Inc.

On May 18, 2004, Power 3 purchased substantially all the assets of Advanced Bio/Chem, doing business as ProteEx.  Since the May 18, 2004 transaction, Advanced Bio/Chem has changed its name to Industrial Enterprises of America, Inc.  In this transaction, Power 3 purchased substantially all the assets and intellectual properties of Advanced Bio/Chem and assumed certain liabilities in exchange for the issuance of 15,000,000 shares of its common stock pursuant to an Asset Purchase Agreement of even date therewith. For financial statement purposes, the transaction has been accounted for as a purchase transaction.  Unless otherwise stated in this report, all financial information presented in this report is for Power3 Medical Products, Inc.,  in accordance with Regulation S-B for reporting the purchase of a set of assets and liabilities not constituting a change in control of Advanced BioChem or a merger or acquisition of Advanced BioChem into Power 3 Medical Products, Inc .

This accounting treatment represents a change in the accounting treatment previously used to report the Advanced BioChem transaction as a recapitalization of Power3 as in a reverse acquisition, as previously shown in the Form 10-QSB issued by Power3 for the 2nd Quarter, 2004.  Power3 is amending its previously issued 10-QSB’s for the quarterly periods ending June 30, 2004, September 30, 2004 and March 31, 2005.   The Company, and its auditors, are in complete agreement as to the accounting treatment of purchase accounting as an appropriate treatment to account for its acquisition of the assets and a certain set of liabilities of Advanced BioChem on May 18, 2004.

Business of Issuer

Subsequent to the Company’s acquisition of assets from Advanced Bio/Chem on May 18, 2004, the Company’s overall business strategy was changed.  The Company’s current business directive is to engage in the early detection, monitoring, and targeting of diseases through the analysis of proteins. Power 3’s development stage business objective is to commercialize its intellectual properties by focusing on disease diagnosis, protein and biomarkers identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases. The Company has established a Scientific Advisory Board to assist in the research and development of its products. The members of this Scientific Advisory Board are recognized leaders in their chosen fields and the Company is working with them to find effective therapeutics and novel predictive medicine for important human diseases.

The Company’s business strategy, which is dependent upon obtaining sufficient additional financing, is to enhance the commercialization of its existing diagnostic products and to aggressively look for appropriate product and company strategic partnerships.

As a result of the acquisition of assets and certain liabilities of Advanced Bio/Chem, Power 3 has transitioned into an advanced proteomics company that applies existing proprietary methodologies to discover and identify protein biomarkers associated with diseases. By discovery and development of protein-based disease biomarkers, the Company has begun the development of tools for diagnosis, prognosis, early detection and identification of new targets for drugs in cancer, and neurodegenerative and neuromuscular diseases such as amyotrophic lateral sclerosis (commonly known as ALS or Lou Gehrig’s disease), Alzheimer’s disease, and Parkinson’s disease.

Power 3’s scientific team is headed by its Chief Scientific Officer, Dr. Ira L. Goldknopf.  Dr. Goldknopf was a pioneer in the science of clinical proteomics in the 1970s and 1980s and in so doing made a significant biochemistry discovery – the ubiquitin conjugation of proteins.  This discovery was cited in the announcement of the 2004 Nobel Prize for chemistry.  The team has leveraged these significant insights and has made progress in the discovery of unique disease protein footprints of biomarkers in breast cancer, neurodegenerative disease, and drug resistance to chemotherapeutic agents.

Proteomics is the study and analysis of proteins. Through proteomics, scientists can more accurately understand the functioning of a healthy body and are assisted in the identification of the proteins associated with specific diseases. Proteins that change in the course of disease are the building blocks for new screening and diagnostic tests which the Company is developing to provide earlier disease detection, enhanced treatment and monitoring assistance.

Product Candidates

Subsequent to the acquisition of assets from Advanced Bio/Chem, the Company changed its management team and is now focused on bringing the acquired technology to the forefront of the scientific/medical community. The strategy will concentrate on efforts to attain a leading position in the protein-based diagnostic and drug targeting markets utilizing the Company’s portfolio of proprietary biomarker disease footprints.  In the area of neurodegenerative disease, the Company has completed clinical validation studies involving 600 patient samples and is utilizing biostatistics to monitor appropriate biomarkers for diagnostic sensitivity, specificity, positive predictive value, and negative predictive value.  By testing patient body fluids and tissues, such as serum, nipple aspirate fluid, and bone marrow, the Company has discovered unique snapshots of protein patterns in diseases including:

•                  cancers such as breast, leukemia, prostate, bladder, stomach, and esophageal;and

•                  neurodegenerative diseases such as Alzheimer’s, ALS, and Parkinson’s disease.

The Company’s discovery platform uses both proprietary methodologies owned by or licensed to the Company and accepted technologies to discover biomarkers in clinical samples. Following sample preparation, a 2D Gel system is used for the separation of protein. The gels are stained, imaged and analyzed with unprecedented sensitivity for differences in the diseased vs. normal samples. The significance of these differences is evaluated relative to the status of the health of the individual. The proteins of interest are removed from the gel matrix and analyzed on a mass spectrometer. This information is then cross-referenced on a worldwide database to identify the protein of origin. This process requires a great deal of proteomics experience and expertise to make the end-data interpretable. In addition, all of the procedures are scaleable.  The Company’s biomarker discovery platform delivers significant discoveries that are capable of detecting up to 20 times as many proteins in nipple aspirate fluids as Mud Pit or SELDI TOF (competing technologies); exhibiting reproducible and reliable identification; and displaying broad dynamic range and linearity of disease protein footprints.

The Company has successfully identified more than 300 proteins, protein fragments and isoforms that are differentially expressed in response to disease by employing proprietary technologies gained from over 50 years of combined experience in protein biochemistry.

Power 3 is transitioning from a company focused only on research and development to one also demonstrating “proof of concept” of its technology in route to the commercialization of its technology, products and services.  The Company is engaged in the process of developing a portfolio of products including the NAFTest™ and blood serum tests (for early detection of breast cancer), NuroPro™ tests and blood serum tests (for neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases) and tests for drug resistance screening in chemotherapeutics.

License and Sponsored Research

Advanced Bio/Chem entered into a license agreement with the Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M.D. Anderson Cancer Center in September 2003, which the Company acquired in its transaction with Advanced Bio/Chem.  The license agreement gives the Company an exclusive, worldwide, royalty-bearing license to certain patent rights and technology rights for proteomic methods of diagnosis and monitoring of breast cancer using nipple aspirate fluids.  The license agreement also gives the Company a non-exclusive, worldwide, royalty-bearing license to certain patent rights and technology rights for methods of identifying specific nipple aspirate fluid proteins for diagnosis and monitoring of breast cancer.  The Company is permitted to grant sublicenses under the license agreement except for the identification of biological markers.  The Company is obligated to pay to M.D. Anderson an initial license fee, and a subsequent license fee, both of which have been paid.   The Company is also obligated to pay annual license maintenance fees, royalties and additional milestone payments upon the occurrence of certain designated events.  The license agreement imposes upon the Company an obligation to indemnify the Board of Regents, The University of Texas System, M.D. Anderson, the regents, officers, employees, students, and agents against claims arising on account of any injury or death, or damage to property caused by the exercise of the rights granted under the license agreement to the Company, its officers and affiliates.  The term of the license agreement is based on the date of expiration of the last patent rights to expire or, in the case of licensed technology rights, for a term of fifteen (15) years.  However, in addition to customary termination provisions, M.D. Anderson has the right to terminate the license in any country if the Company fails, within ninety (90) days after receiving written notification from M.D. Anderson, to provide satisfactory evidence that it has commercialized or is attempting to commercialize the licensed invention in such country.

Effective June 28, 2004, Power 3 entered into an exclusive license agreement with the Baylor College of Medicine which grants to the Company an exclusive, worldwide, sublicensable license for serum proteomics methods under certain patent rights for all biomarkers for both diagnostic and therapeutic use in neurodegenerative disease. Under the terms of the agreement, Power 3 paid Baylor an initial license fee and it has the obligation to pay future royalties and additional licensing fees upon the achievement of certain milestones.  The Company is obligated under the license agreement to indemnify Baylor, its faculty members, scientists, researchers, employees, officers, trustees and agents against claims arising from the design, process, manufacture or use of any of the patent rights or licensed products that are developed through the use of the license from Baylor.  Subject to customary termination provisions, the term of the agreement is established on a country-by-country basis and expires on the date of expiration of the last patent rights to expire in that country or the tenth anniversary of the first commercial sale of licensed products in countries where no patents exist in such country. After such expiration the Company will have a perpetual paid in full license in such country.

On August 1, 2004, Power 3 entered into an exclusive license agreement with M.D. Anderson which grants the Company an exclusive, worldwide, sublicensable license to patents and technologies for early detection screening tests, identified protein biomarkers and drug targets for cancer patient’s resistance to drug therapy. The licensed technology was developed through joint collaboration between the Company’s scientific team and M.D. Anderson. Under the terms of the agreement, the Company paid M.D. Anderson an initial license fee and the Company has the obligation to pay further royalties and additional licensing fees upon the achievement of certain milestones.  The license agreement imposes upon the Company an obligation to indemnify the Board of Regents, The University of Texas System, M.D. Anderson, the regents, officers, employees, students, and agents against claims arising on account of any injury or death or damage to property caused by the exercise of the rights granted under the license agreement to the Company, its officers and affiliates.  The term of the license agreement is based on the date of expiration of the last patent rights to expire or, in the case of licensed technology rights, for a term of fifteen (15) years.  However, in addition to customary termination provisions, M.D. Anderson has the right to terminate the license in any country if the Company fails, within ninety (90) days after receiving written notification from M.D. Anderson, to provide satisfactory evidence that it has commercialized or is attempting to commercialize the licensed invention in such country.

On August 31, 2004 the Company entered into a research agreement with Baylor College of Medicine for the purpose of discovering biomarkers in serum and plasma that are of particular utility in the diagnosis and drug targeting for metabolic syndrome and associated disorders including diabetes, cardiovascular disease, hypertension and stroke.  Under the terms of the agreement, Baylor College of Medicine will provide the Company sample materials for use in diagnosis in drug targeting metabolic syndrome and associated diseases including diabetes, cardiovascular disease, hypertension and stroke.  With respect to any inventions developed pursuant to the agreement, the party who develops such invention will retain sole and exclusive rights to such invention.  The other party will have the right to an exclusive license for the invention, which has been developed.  Inventions developed jointly by the parties will be jointly owned.  Power 3 does not have any obligations for the payment of fees or royalties pursuant to this agreement.  The agreement has a term ending June 30, 2007 and may be renewed for successive one-year periods.

The Company has entered into a collaborative research agreement with New Horizons Diagnostic effective March 21, 2005 for the development of antibody based diagnostic tests for neurodegenerative disease utilizing the Company’s identified biomarkers.  The research agreement is based on groups of biomarkers whose profiles are relatively sensitive and specific in distinguishing patients with ALS, Alzheimer’s disease and Parkinson’s disease from each other, as well as from normal patients and patients with other neuromuscular and neurological disorders. The purpose of the agreement is to tailor monoclonal and polyclonal antibodies to the biomarkers, which will be incorporated into immunoassays.  Once the assays are available, they will be developed to validate diagnostic tests specifically designed to detect and discriminate among the neurodegenerative diseases.  The research agreement provides that the parties will develop an agreed upon schedule and budget for the work contemplated thereunder within sixty (60) days of the effective date.  The agreement provides that in the event the parties are able to achieve specified goals relating to the development of a diagnostic kit as contemplated by the research agreement, New Horizons would be compensated in any one of the following manners with respect to such diagnostic kit:  (i) a contract to manufacture at least one key component of such diagnostic kit; (ii) royalties on the sale of such diagnostic kit; (iii) the opportunity to form a joint venture with the Company for the commercialization of such diagnostic kit; or (iv) a reasonable percentage of any cash consideration that the Company receives from a third party for such diagnostic kit.  Although the form and amounts of any consideration to be paid have not been agreed upon, the parties have agreed to be reasonable in negotiating such consideration.

On May 24, 2005, the Company entered into a Collaboration Agreement with BioSite Incorporated . The Agreement provides that the Company and Biosite will engage in a collaborative research program in which Biosite will attempt to develop antibodies and diagnostic assays for selected target biomolecules proposed by the Company. The Company and Biosite will then assess the diagnostic and therapeutic potential of these antibodies and diagnostic assays for breast cancer and neurological diseases. If the antibodies and diagnostic assays are found to have diagnostic and/or therapeutic potential, Biosite will develop and commercialize Biosite Products for the detection and/or treatment of breast cancer and/or neurological diseases. Biosite will make milestone payments to the Company, as well as pay royalties on the sale of any Biosite Products containing antibodies to any selected target biomolecule claimed in a patent application or an issued patent.

More specifically, the Agreement provides that the Company shall propose target biomolecules for the collaborative research program; Biosite and the Company shall mutually select certain target biomolecules for immunization (“Program Target”); and Biosite shall use commercially reasonable efforts to develop monoclonal and omniclonal antibodies to the selected target biomolecules that meet the specification set out by the parties (“Program Antibodies”). Upon Biosite’s written request subsequent to the delivery of Program Antibodies to the Company, the Company will provide Biosite with blood-based clinical samples useful in the assessment of the Program Antibodies.

Biosite will use commercially reasonable efforts to generate an ELISA-based assay for each Program Target for which Biosite has generated Program Antibodies. If Biosite successfully develops an ELISA-based assay for any such Program Target, Biosite shall analyze each of the clinical samples provided by Power3 with such assay and shall provide the resulting data to Power3.

Under the terms of the Agreement, Power3 grants to Biosite a worldwide, royalty-bearing license under the Power3 patent rights for the target biomolecules and Power3 know-how rights to develop, make, have made, use, offer for sale, sell and import Biosite Products for use in the detection, prognosis, diagnosis or monitoring of any breast cancer-related disease. This license is exclusive with the right to grant sublicenses for the assay of less than or equal to 100 patient samples per hour. This license is semi-exclusive, with the right for each party to grant one sublicense, for the assay of 100 or more patient samples per hour.

Under the terms of the Agreement, Power3 grants to Biosite a non-exclusive, worldwide, royalty-bearing license under the Power3 patent rights for the target biomolecules and Power3 know-how rights to develop, make, have made, use, offer for sale, sell and import Biosite Products for use in the detection, prognosis, diagnosis or monitoring of any neurological-related disease. This license includes the right for Biosite to grant one sublicense for each Program Target, provided that the grant of such sublicense will replace Biosite’s own rights under the license.

In consideration for the collection and transfer of samples, Biosite shall pay specified fees to Power3 based on a minimum number of samples delivered to Biosite and per unit fees for samples delivered in excess of the minimum.

Biosite shall pay the Company milestone payments based on certain specified events as follows:

• upon the earlier of (a) the First Commercial Sale by Biosite of a Biosite Product, or the effective date of the first written agreement between Biosite and a Third Party sublicensee for a sublicense,

• upon demonstration, as determined in Biosite’s sole and reasonable discretion, that a panel of antibodies (including one or more antibodies to a Program Target) is suitable for development of a commercial product,

• upon the first submission by Biosite of the first 510(k) (premarket notification) or PMA (pre-market approval application) to the FDA for the first Biosite Product; and

• upon the first FDA approval of the first 510k or PMA submitted by Biosite for the first Biosite Product.

Commencing at the end of the first full calendar year following the date of First Commercial Sale for the first Biosite product, and at the end of each subsequent calendar year during the term of this Agreement, Biosite shall pay the Company specified annual minimum royalties.   During the applicable Royalty Term for a Biosite Product, on a country-by-country basis, Biosite shall pay the Company royalties, with respect to each Biosite Product equal to a specified percentage of Net Sales of each Biosite product in that country.   In addition to the specified royalty payments, to the extent that Biosite reaches certain specified sales targets, then Biosite shall be obligated to make additional payment to the Company.  The Agreement expires upon the expiration of the last to expire applicable Power3 patent right. The agreement may be terminated for cause, by either party or upon written notice by either party following the twenty four month anniversary date of the Agreement, or by Biosite if it is unable to develop and deliver Program antibodies to the to the Program Targets.

Breast Cancer Screening Test

An important factor in surviving cancer is early detection and treatment. According to the American Cancer Society Surveillance Research, when breast cancer is confined to the breast, the five-year survival rate is close to 100%.  Breast cancer is the second leading cause of cancer deaths in women, with over $7 billion spent on breast cancer diagnosis annually.  Due to the limitations of the current diagnostic techniques of mammograms and self-examination, diagnosis of cancer is often missed or inconclusive.  The Company’s proteomic discovery platform covered by pending patent applications and trade secrets for identifying proteins which signal pre-mammography stages of breast cancer has led to what the Company believes to be one of the first tests of its type that may detect breast cancer earlier than current technology allows. These discoveries establish the basis of a very sensitive, non-invasive, early detection breast cancer-screening test.

The Company’s Breast Cancer NAFTest™ analyzes fluids from the breast called nipple aspirates fluid (NAF). Initial success yielded the identification of groups of breast cancer proteins in the aspirates. The procedure utilizes a breast pump to obtain a drop of fluid from the nipple. The aspirate is analyzed to identify specific breast cancer protein footprints.

Power 3 has completed the initial proof-of concept stage and the Company is currently moving forward with clinical validation studies. In the third quarter of 2004, the Company entered the clinical validation phase for the NAFTest™.  In 2004, the Company received approval from the Women’s Hospital of Texas, Mercy Women’s Center of Oklahoma City, and the New York University Medical Center to begin clinical validation studies for the NAFTest™ for the early detection of breast cancer.  These three sites will provide the projected four hundred patient samples needed to establish clinical validation of the NAFTest™. This test will be used to monitor groups of breast cancer related protein biomarkers found in nipple aspirates fluids to provide early diagnosis of breast cancer.

Recently the Company also discovered a group of blood serum biomarkers for breast cancer and is moving forward to develop a blood-based cancer diagnostic test.

Neurodegenerative Screening Test

Early detection of neurodegenerative disease generally results in better patient outcomes. Three diseases of particular interest are Alzheimer’s disease, Parkinson’s disease and ALS.  The Alzheimer’s Association reports that Alzheimer’s disease is the most common form of dementia affecting over 4 million Americans.  People as young as 30 years old can contract the disease and one in ten people age 65 and over have Alzheimer’s disease. In addition, the American Parkinson’s Disease Association reports that more than 1.5 million people in the U.S. have Parkinson’s disease, affecting about 1 in 100 Americans over the age of 60. On a smaller scale, the ALS Association reports that an average of approximately 30,000 Americans are afflicted with ALS, with 5,000 new cases diagnosed annually.

The members of the Company’s scientific team have developed a method for the differential diagnosis of neurodegenerative diseases utilizing blood serum, which was co-developed with neurologist, Dr. Stan Appel, Chairman of Neurology and his team at Baylor College of Medicine in Houston. With this test, which involves monitoring the concentration of differentially expressed proteins, the Company has identified groups of unique markers that appear to distinguish normal patients from those with motor neuron, cognitive, and other neurological disorders.

The Company is continuing its ongoing clinical validation program in collaboration with Baylor College of Medicine.  The initial phase was completed in July 2004 and the latest phase was completed in December 2004.  During this time period, the Company’s database has increased from 183 to over 600 unique samples classified either as normal or being clinically diagnosed with ALS, Alzheimer’s, Parkinson’s, and other related neurological disorders.  During this time, the number of differentially expressed proteins used in the discriminant analysis has increased from 9 to 34.  The ability to differentiate normal from disease has improved using biostatistical analysis on the larger database and an expanded set of biomarkers.  Currently, select panels of biomarkers are being employed for development of blood serum-based tests for four disease diagnostics including neurological diseases of motor control such as Parkinson’s disease, ALS and their like disorders; ALS specific tests for ALS vs. ALS-like disorders; Alzheimer’s disease specific test; and a Parkinson’s disease-specific test.  Pre-IDE applications for the first two have been filed with the U.S. Food and Drug Administration.

Drug Resistance to Chemotherapeutic Agents

By the time a patient’s development of resistance to chemotherapeutic agents is detected, it is often too late to revise treatment or otherwise save the patient.  In 2002, the Company completed an initial “proof of concept,” which addresses drug resistance to a major chemotherapy agent.  Determining that a cancer patient is sensitive or detecting a development of resistance during the early stages of treatment may eliminate toxic effects from the treatment drugs, and the need for trial-and-error treatment regimens. These findings may ultimately provide the pharmaceutical industry with the technology to screen patients, on a molecular level, prior to clinical trials and design new drugs to overcome resistance.

Strategic Partners Initiative

The Company continues to seek synergistic strategic partners to license and develop its growing portfolio of protein biomarker disease footprints.  The Company’s business plan includes the development of these strategic partnerships which it anticipates will assist in the Company’s evolution over the next several years including the commercialization of its proprietary technologies.

The Company recognizes that the licensing of its proprietary technologies to industry leaders is one of the most expedient approaches to develop the Company’s technology into important diagnostic tools for the detection of diseases.  The Company believes this focused positioning of its products and services will enable the Company to capture clinical and public awareness of its proprietary technologies, and apply a major portion of that technology to the early detection and screening markets.

Competition

The industry in which the Company operates is intensely competitive, and subject to significant change with respect to technology for diagnosis and treatment of disease.  Existing or future biotechnology, biomedical, pharmaceutical and other companies, government entities and universities may create developments that accomplish similar functions to the Company’s technologies in ways that are less expensive, receive faster regulatory approval or receive greater market acceptance than the Company’s potential products.  The Company expects that competition in the biomarker discovery field will be based primarily on each product’s efficacy, stability, timing of entry of the product into the market, cost, and acceptance by health care providers and health care payers.

The Company’s competitors have, in general, been in existence for considerably longer than the Company has, and may have greater capital resources and access to capital; greater internal resources for activities in research and development, clinical testing and trials, production and distribution; and existing collaborative relationships with third parties.

The existing market for biomarker discovery platforms and processes for Alzheimer’s disease alone has been estimated to be in excess of $4 billion in the U.S. based on a study prepared by Frost & Sullivan.  There are several other companies engaged in the research of proteomics and its application to biomarker discovery capabilities.  Some of these companies include:

•                  Celera Genomics, which is engaged in proteomics, bioinformatics and geonomics to identify and develop drug targets and discover and develop new therapeutics;

•                  Ciphergen Biosystems, which is active in biomarker discovery assay development and characterization;

•                  Europroteome, which applies proteomics to human epithelial cancers to identify cancer specific protein expression patterns for clinical applications;

•                  Matritech, which is a developer of proteomics-based diagnostic products for the early detection of cancer;

•                  Myriad Genetics, which is focused on the development of therapeutic and diagnostic products using genomic and proteomic technologies; and

•                  WITA Proteomics, which focuses on the potential role of proteins from specific cellular sources under particular conditions and analysis of the presence of modified proteins and the strategic use of this information for drug development and diagnostic use.

Sources and Availability of Raw Materials and Names of Principal Suppliers

The Company is, as previously discussed in this section, in the developmental stage and has not commenced commercial production of products for sale.   Therefore the Company does not acquire, purchase, nor use any significant quantities of raw materials whatsoever and consequently has no principal suppliers.

Dependence on One or on a Few Major Customers

The Company is, as discussed in this section, in the developmental stage and has not commenced producing or marketing any products to customers at this stage and has no dependence on one customer or on a few major customers.  The Company does have a limited set of institutions and laboratories that it is currently involved with doing testing and development work, however these associations could change and the Company is not limited to which institutions, hospitals or laboratories it works with in the future.

Research and Development

The Company believes that research and development is an important factor in its future growth and operates a state of the art proteomics laboratory.  The Company has restricted the initiation of new research activities during the latter half of 2004 because of funding limitations and has focused its efforts on commercializing its current inventory of test products.

Patents, Copyrights and Trademarks

The Company is continuing to pursue patent protection for its proprietary technologies with the U.S. Patent and Trademark Office and in foreign jurisdictions.   The Company plans to prosecute, assert and defend its patent rights whenever appropriate.  However, securing patent protection does not necessarily assure the Company of competitive success.

With respect to the Company’s biomarker discovery process, antibody detection system and breast cancer biomarkers, the Company has three(3) provisional patents pending and three(3) utility patents pending.  The Company’s work in breast cancer and drug resistance depends on certain technologies that it has licensed from M.D. Anderson Cancer Center.  As licensor of the technology, M.D. Anderson Cancer Center has filed three(3) utility patent applications on the technology, one of which has issued, and is generally responsible for the prosecution and maintenance of these applications.  Foreign patent applications are anticipated in 2005.

In cooperation with Baylor College of Medicine, the Company has discovered a number of biomarkers for neurodegenerative diseases such as ALS, Alzheimer’s disease, and Parkinson’s disease.  The Company has received a license for the rights in this technology and is responsible for the filing, prosecution and maintenance of all patent applications covering this licensed technology.  To date, the Company has filed ten(10) provisional patent applications for the neurodegenerative biomarkers and assays using these biomarkers and has converted four(4) of those provisional patents into utility applications.

The Company also attempts to protect its proprietary products, processes and other information by relying on trade secret laws and nondisclosure and confidentiality agreements with its employees, consultants and certain other persons who have access to such products, processes and information.  The agreements affirm that all inventions conceived by employees are the exclusive property of the company.  Nevertheless, there can be no assurance that these agreements will afford significant protection against or adequate compensation for misappropriation or unauthorized disclosure of the Company’s trade secrets.

Governmental Regulation

The Food and Drug Administration sets out guidelines for clinical trials which are conducted in order to obtain FDA approval.  Clinical trials are required to find effective treatments to improve health.  All clinical trials are based on a protocol which is a study plan that describes the type of people who may participate in the trial, the schedule of tests and procedures, and the length of the study.

Most clinical trials in the United States must be approved and monitored by an Institutional Review Board (IRB) to make sure the risks of the trial are as low as possible and are worth any potential benefits.  All institutions that conduct or support biomedical research are required by federal regulation to have an IRB that initially approves and periodically reviews the research.

Upon successful completion of a clinical trial validation study, an application based on the results of the clinical trial is submitted for FDA approval.  Upon receipt of FDA approval, the diagnostic screening test would be ready for commercialization.

In the United States, clearance or approval to commercially distribute new medical devices or products is received from the FDA through clearance of a 510(k) premarket notification, or 510(k), approval of a premarket approval application, or PMA.  It may take from three to nine months from submission to obtain 510(k) clearance, but may take longer or clearance may not be obtained at all.  The FDA may determine that additional information is needed before approval to distribute the product is given.

For any products that are cleared through the 510(k) premarket notification process, modifications or enhancements that could significantly affect safety or constitute a major change in the intended use of the product will require new 510(k) submissions.

A PMA application must be filed if a proposed product is not substantially equivalent to a medical product first marketed prior to May 1976, or if otherwise required by the FDA.  The PMA approval process can be expensive, uncertain and lengthy, and a number of products for which other companies have sought FDA approval of a PMA application have never been approved for marketing.  It generally takes from six to eighteen months from submission to obtain PMA approval, but it may take longer or the submission may not be approved at all.

On May 5, 2005 the Company submitted a pre-IDE application to the FDA in order to obtain the Agency’s guidance regarding: the appropriate regulatory pathway to pursue; the proper approach to refine and/or define its data and statistical analyses; and the study design for the Company’s pending neurodegenerative disease diagnostic blood tests. A submission made under the pre-IDE process is not an official IDE application as described in 21 CFR Part 812. The Pre-IDE process is designed to help companies obtain early, informal input on aspects of a future IDE application and offers assistance in establishing the parameters for official IDE applications when unique diagnostic tests involving innovative technologies are being pursued. The Company met with the Food and Drug Administration on June 1, 2005 regarding its Pre-IDE submission for the first in a series of its NuroPro™ Blood Tests for the early detection and differentiation of neuromuscular diseases, such as ALS and Parkinson’s disease.

In the meeting with the FDA, guidance was offered regarding requirements for study design, patient risk assessment and intended use.  In addition, the FDA concurred with how the Company had approached the biostatistics analysis utilized to interpret the test results.

Based on the FDA’s advice in preliminary discussions, Power3 presented optimized results with an increase in specificity to more than 92% and an increase in Positive Predicted Value to more than 96%.  Now, the Company is proceeding to make preparations for FDA applicable multiple site clinical studies for the NuroPro™ suite of blood serum tests.

The Company is also subject to the regulatory approval and compliance requirements for each foreign country to which it exports products.  In the European Union, a single regulatory approval process has been created, and approval is represented by the CE Mark.

Both before and after a product is commercialized, the Company has ongoing responsibilities under the regulations of the FDA and other agencies.  The Company’s manufacturing facilities and those of its contract manufacturers are, or can be, subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies, as well as civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance approval for products, withdrawal of marketing clearances or approvals, and criminal prosecution.  The FDA has the authority to request recall, repair, replacement or refund of the cost of any product, which the Company manufactures or distributes.  The FDA also administers certain controls over the export of medical devices from the United States.  The Company is also subject to routine inspection and must file periodic reports after the product is approved by the FDA for compliance with quality system requirements, or QSR, and medical device reporting requirements in the United States and other applicable regulations worldwide.  Changes in existing requirements or adoption of new laws or requirements could have a material adverse effect on the Company’s business, financial condition and results of operation.  The Company will incur significant costs to comply with laws and regulations.

The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.  The Company may incur significant costs to comply with laws and regulations, or such laws or regulations in the future may have a material adverse effect upon its business, financial condition and results of operations.

Sales and Marketing

The Company currently has no sales or marketing employees, and no immediate plans to hire any personnel devoted to this area.   The Company will make decisions about sales and marketing at a later date, when its products are further along in the development stage.

Manufacturing

The Company does not currently have manufacturing capabilities, but it is exploring opportunities to produce and manufacture the Company’s diagnostic tests through collaborative agreements and strategic alliances.  Exploitation of these opportunities will depend on the availability of further capital, qualified personnel, sufficient production resources and the Company’s ability to establish these relationships with other parties who have existing manufacturing and distribution capabilities.  The Company does not currently have plans to manufacture any products in the near future.  The Company will make decisions about manufacturing at a later date, when its product portfolio is further along in the development stage.

Costs and Effects of Compliance with Environmental Laws (Federal, State or Local)

The Company, as discussed earlier in this section, does not manufacture any products, nor does it purchase, store or ship any products.  Consequently the Company does not have any compliance issues with regard to environmental laws as they relate to commercial operations.

The Company does store and handle certain organic wastes and human tissue samples in its laboratory operations.  The cost of complying with environmental laws which govern our research and development laboratory operations, during 2004, was $ 7,856.

Employees and Consultants

At December 31, 2004, the Company had fifteen (15) full-time employees.  None of the Company’s employees are represented by collective bargaining agreements, and the Company considers its employee relations to be good.  The Company utilizes part-time consultants as well as contract research organizations and other outside specialty firms for various services such as clinical trial support, manufacturing and regulatory approval advice.

Divestiture of Subsidiaries

At December 31, 2004, the Company had one direct subsidiary, Tenthgate, Inc. (“Tenthgate”), a Nevada corporation formerly known as Power 3 Medical, Inc.  Tenthgate is not active in Power3’s current line of business activity.  Prior to the acquisition of substantially all the assets and certain liabilities from Advanced

BioChem, it was contemplated that Power3 would distribute shares of its subsidiary to its shareholders of record, however the shares of Tenthgate were transferred to a trustee for distribution to the shareholders of Power3 on May 17, 2004, before the Advanced BioChem transaction.  Previous management of Power3 and Tenthgate have been independently operating Tenthgate since the Advanced BioChem transaction.  As a result, Power3 does not now control the operations or activities of Tenthgate.  As a result, Tenthgate’s activities are no longer controlled by, nor are their activities associated with Power3 in any manner whatsoever.  Power3 intends to divest itself of its subsidiary due to the differences in business activity between Tenthgate and Power3 operating under its current business model.  Some of the principal reasons for the divestiture of Tenthgate and its subsidiary are that the disposition of Tenthgate will allow the Company’s management to focus exclusively on its business objectives and permit management of Tenthgate more flexibility in its operations and the disposition will allow the market to separately identify and evaluate each business.  The Company is continuing its efforts to complete the disposition of Tenthgate; however current management of Tenthgate has advised the Company that Tenthgate has issued a significant number of shares of its common stock purportedly reducing the Company’s ownership interest to less than 1%.  The Company believes this stock issuance to be invalid, however the Company does not have access to the records of Tenthgate and is considering its alternatives with respect to these actions.  The Company still desires to complete a divestiture of Tenthgate, and believes the operations are inconsistent with and not material to the current activities of the Company.  As a result, the operations and assets of Tenthgate are not consolidated or otherwise presented herein.

Risk Factors

In addition to the other information contained in this report, the following risks may affect us.  If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

We have a history of operating losses, and we may not achieve or maintain profitability in the future.

We have experienced a net loss of ($19,081,344) for calendar year, 2004. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted primarily from non-cash, stock-based compensation costs incurred in consulting contracts, stock issued for compensation, research and development activities and from general and administrative costs associated with operations. Stock issued for compensation and for consulting fees has been valued at market price on the effective date of the agreement, per SEC requirement.  We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs and we have estimated that we will require approximately $3,500,000 to carry out our business plan through the period ending March 31, 2006.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need significant additional capital in the future and, if additional capital is not available, we may have to curtail or cease operations.

We have an immediate need for capital to continue our operations, and we will need to raise significant additional funds to implement our business plan.  Our current plans indicate we will need significant additional capital for research and development before we have any anticipated revenue generating products. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

•                  the extent to which we enter into licensing arrangements, collaborations or joint ventures;

•                  our progress with research and product development;

•                  the costs and timing of obtaining new patent rights;

•                  the extent to which we acquire or license other technologies; and

•                  regulatory changes and competition and technological developments in the market.

Our continued operations will therefore depend upon our ability to raise additional funds through additional equity or debt financing.  We may seek additional funding through private sales of our securities, public sales of our securities, strategic alliances or by licensing all or a portion of our technology.  Any such funding may significantly dilute existing shareholders or may limit our rights to our technology.  Moreover, the increase in the number of shares available in the public marketplace may reduce the market price for our common stock and, consequently, the price investors may receive at the time of sale.  When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as additional public or private offerings of our common stock.  If we are unable to obtain additional funds on a timely basis or on terms favorable to the Company, we may be required to scale back our development of new products, sell or license some or all of our technology or assets, or curtail or cease operations.

We may not be successful in developing or commercializing our products, which would harm the Company and force the Company to curtail or cease operations.

We have only recently commenced our business operations and our technologies are still in the early stages of development. The products we are currently developing may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale up of manufacturing of these products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use and obtain all necessary regulatory approvals, we may not be able to develop products that:

•                  are accepted by, and marketed successfully to, the marketplace;

•                  are safe and effective;

•                  are protected from competition by others;

•                  do not infringe the intellectual property rights of others;

•                  are developed prior to the successful marketing of similar products by competitors; or

•                  can be manufactured in sufficient quantities or at a reasonable cost.

Many of our research and development programs rely on technology licensed from third parties, and termination of any of those licenses would result in loss of significant rights to develop and market our products, which would impair our business.

We have rights to technology through license agreements with third parties.  We rely upon an exclusive license agreement from Baylor College of Medicine for identification and use of biomarkers for neurodegenerative diseases.  We have two license agreements from The University of Texas M.D. Anderson Cancer Center.  One license agreement from M.D. Anderson grants the Company an exclusive license for identifying specific proteins associated with sensitivity or resistance to kinase inhibitor.  The second license agreement from M.D. Anderson grants the Company an exclusive license to employ proteomic methods for diagnosis and monitoring of breast cancer using nipple aspirate fluid and a non-exclusive license for methods of identifying specific nipple aspirate fluid proteins for diagnosis and monitoring of breast cancer.  Our licenses generally may be terminated by the other party if we fail to perform our obligations, including milestone obligations to conduct a research and development program and develop the licensed products for commercialization. If terminated, we would lose the right to develop the licensed products, which would significantly harm our business. The license agreements include payments contingent upon achieving specified milestones toward commercialization of the licensed products. If disputes arise over the definition of these requirements or whether we have satisfied the requirements in a timely manner, or if any other obligations in the license agreement are disputed by the other party, the other party could terminate the agreement and we could lose our rights to develop the licensed technology.

If we are unable to form and maintain the collaborative relationships that our business strategy requires, our ability to develop products and revenue will suffer.

We must form research collaborations and licensing arrangements with several partners to operate our business successfully. To succeed, we will have to further develop our existing relationships and establish additional collaborations. We cannot be sure that we will be able to establish any additional research collaborations or licensing arrangements necessary to develop and commercialize products using our technology or that we can do so on terms favorable to the Company. If our collaborations are not successful or we are not able to manage multiple collaborations successfully, our programs may suffer.

Collaborative agreements generally pose the following risks:

•                  collaborators may not pursue further development and commercialization of products resulting from collaborations or may elect not to continue or renew research and development programs;

•                  collaborators may delay clinical trials, under fund a clinical trial program, stop a clinical trial or abandon a product, repeat or conduct new clinical trials or require a new formulation of a product for clinical testing;

•                  collaborators could independently develop, or develop with third parties, products that could compete with our future products;

•                  the terms of our agreements with our current or future collaborators may not be favorable to the Company;

•                  a collaborator with marketing and distribution rights to one or more products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;

•                  disputes may arise delaying or terminating the research, development or commercialization of our products, or result in significant litigation or arbitration; and

•                  collaborations may be terminated and, if terminated, we would experience increased capital requirements if we elected to pursue further development of the product.

In addition, business combinations or alliances among large pharmaceutical companies could result in a reduced number of potential future collaborators. If business combinations involving our collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of our product development programs.

Our products are subject to United States, European Union and international medical regulations and controls, which impose substantial financial costs on the Company and which can prevent or delay the introduction of new products.  As a result, we may not obtain required approvals for the commercialization of our products.

Our ability to sell our products is subject to various federal, state and international rules and regulations.  In the United States, we are subject to inspection and market surveillance by the Food and Drug Administration, or FDA, to determine compliance with regulatory requirements.  The regulatory process is costly, lengthy and uncertain.

Our future performance depends on, among other matters, estimates as to when and at what cost we will receive regulatory approval for our new products.  Regulatory approval can be a lengthy, expensive and uncertain process, making the timing and cost of obtaining approvals difficult to predict.

In the United States, clearance or approval to commercially distribute new medical devices or products is received from the FDA through clearance of a 510(k) premarket notification, or 510(k), approval of a premarket approval application or PMA.  The process to obtain 510(k) clearance is lengthy and there is no assurance clearance will be obtained.

For any products that are cleared through the 510(k) premarket notification process, modifications or enhancements that could significantly affect safety or constitute a major change in the intended use of the product, will require new 510(k) submissions.

A PMA application must be filed if proposed products are not substantially equivalent to a medical product first marketed prior to May 1976, or if otherwise required by the FDA.  The PMA approval process can be expensive, uncertain and lengthy, and a number of products for which other companies have sought FDA approval of a PMA application have never been approved for marketing.

We are also subject to the regulatory approval and compliance requirements for each foreign country to which we export our products.  In the European Union, a single regulatory approval process has been created, and approval is represented by the CE Mark.

Both before and after products are commercialized, we have ongoing responsibilities under the regulations of the FDA and other agencies.  Our manufacturing facilities and those of our contract manufacturers are, or can be, subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies.  The FDA has the authority to request recall, repair, replace or refund of the cost of any product manufactured or distributed by the Company.  The FDA also administers certain controls over the export of medical devices from the United States.  We are also subject to routine inspection and must file periodic reports after the product is approved by the FDA for compliance with quality system requirements, or QSR, and medical device reporting requirements in the United States and other applicable regulations worldwide.  Changes in existing requirements or adoption of new laws or requirements could have a material adverse effect on our business, financial condition and results of operation.  We will incur significant costs to comply with laws and regulations.

Regulatory agencies have made, and continue to make, changes in their approval and compliance requirements and process.  We cannot predict what, how or when these changes will occur or what effect the changes will have on the regulation of our products.  Any new legislation may impose additional costs or lengthen review times of our products.  We may not be able to obtain necessary worldwide regulatory approvals or clearances for our products on a timely basis, if at all.  Delays in receipts of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

Because many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than we do, we may not succeed in developing our proposed products and bringing them to market in a cost-effective, timely manner.

We expect to compete with a broad range of organizations that are engaged in the development and production of products, services and strategies relating to the diagnosis, prognosis, early detection and development of new drugs in cancer, neurodegenerative and neuromuscular diseases.  They include:

•                  biotechnology, biomedical, pharmaceutical and other companies;

•                  academic and scientific institutions;

•                  governmental agencies; and

•                  public and private research organizations.

We are an early stage development company engaged primarily in new product development.  Early in its existence, Power3 was a development stage company, striving to develop products for sale to the surgical industry.  After this stage, Power3 entered the operating company stage selling the products they had developed to hospitals and medical care providers, up until May 17, 2004.  At the time of the May 18, 2004 asset purchase transaction, Power3 changed its business model and entered back into the development stage to commercialize its intellectual properties acquired in the transaction. We have not yet completed the development of our first product and have no revenue from operations. Since the change of our focus, we may have difficulty competing with larger, established biomedical and pharmaceutical companies and organizations. These companies and organizations have much greater financial, technical, research, marketing, sales, distribution, service and other resources than the Company. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic.

In addition, several early stage companies are currently developing products that may compete with our potential products.  We anticipate strong competition from several companies that include:

•                  Medarex, which is a biopharmaceutical company focused on the development of antibody-based therapeutics to treat life threatening and debilitating diseases including cancer and infectious diseases;

•                  Matritech, which is a developer of proteomics-based diagnostic products for the early detection of cancer;

•                  Ciphergen Biosystems, which is active in biomarker discovery assay development and characterization;

•                  Lexicon Genetics, which is using gene knockout technology for a number of therapeutic areas which include neurological disorders and cancer; and

•                  Cyberonics, which designs, develops, manufactures and markets medical devices for the treatment of Alzheimer’s disease and other chronic disorders.

Our competitive position depends on protection of our intellectual property.

Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. The patents we currently license, and any future patents we may obtain or license, may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable.  In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products similar to ours that conflict with our patent applications and any patents we ultimately receive. In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. These lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition, there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. Third parties may independently develop such know-how or otherwise obtain access to our technology. While our employees, consultants and corporate partners with access to proprietary information generally will be required to enter into confidentiality agreements, we cannot guarantee that these agreements will provide the Company with adequate protection against improper use or disclosure of confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may gain access to our trade secrets or independently develop substantially equivalent proprietary information and techniques.

Our products could infringe on the intellectual property rights of others.

Third parties may challenge the patents that have been issued or licensed to the Company. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require the Company to pay substantial royalties. Even if infringement claims against the Company are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.

We depend on our key scientific and management personnel to develop our products and pursue collaborations.

Our performance is substantially dependent on the performance of our current senior management, board of directors and key scientific and technical personnel and advisers. The loss of the services of any member of our senior management, board of directors, scientific or technical staff or scientific advisory board may significantly delay or prevent the achievement of product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition.

Recruiting and retaining qualified scientific personnel to perform research and development work are critical to our success. There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical, biomedical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities. In addition, we may face particular difficulties because there is a limited number of scientists specializing in proteomics and its use for the discovery of diseases, the principal focus of our company. We expect to rely on consultants and advisors, including our scientific and clinical advisors, to assist the Company in formulating our research and development strategy. Any of those consultants or advisors could be employed by other employers, or be self-employed, and might have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company. Such other employment, consulting or advisory relationships could place our trade secrets at risk, even if we require non-disclosure agreements.

Our lack of operating experience may cause the Company difficulty in managing our growth.

We have no experience in manufacturing or procuring products in commercial quantities, conducting other later-stage phases of the regulatory approval process or selling our products, and we have only limited experience in negotiating, establishing and maintaining strategic relationships. We have no experience with respect to the launch of a commercial product. Our ability to manage our growth, if any, will require the Company to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be materially harmed. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

We have no commercial production capability and we may encounter production problems or delays, which could result in lower revenue.

To date, we have not produced any product in commercial quantities. Customers for any potential products and regulatory agencies will require that we comply with current good manufacturing practices prescribed by the FDA that we may not be able to meet.  We have established and are in the process of establishing agreements with contract manufacturers to supply sufficient quantities of our products to conduct clinical trials as well as for the manufacture, packaging, labeling and distribution of finished products if our potential products are approved for commercialization.  If such arrangements are terminated and if we are unable to manufacture or contract for a sufficient supply of our potential products on acceptable terms, our clinical testing schedule may be delayed, resulting in the delay of submission of products for regulatory approval and initiation of new development programs.  If we determine to manufacture products ourselves, we may not be able to maintain acceptable quality standards if we ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose the Company to the risks inherent in relying on others. We may not be able to successfully outsource our production or enter into licensing or other arrangements under acceptable terms with these third parties, which could adversely affect our business.

We have no marketing or sales staff, and if we are unable to develop sales and marketing capability, we may not be successful in commercializing our products.

We currently have no sales, marketing or distribution capability. As a result, we will depend on collaborations or agreements with third parties that have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little or no control.

If we are unable to reach and maintain agreement with one or more pharmaceutical, biomedical or biotechnology companies or other potential collaborators under acceptable terms, we may be required to market our products directly. We may elect to establish our own specialized sales force and marketing organization to market our products.  If we are unable to develop a marketing and sales force with technical expertise and with supporting distribution capability, we may not be able to successfully commercialize our products.

Our business is subject to technological obsolescence.

Proteomics, biotechnology and related pharmaceutical technology have undergone and are subject to rapid and significant change. We expect that the technologies associated with proteomics, biotechnology research and development will continue to develop rapidly. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Any processes, discovery platforms or products that we develop may become obsolete before we recover any expenses incurred in connection with developing these products.

We face intense competition in the proteomics, biotechnology and pharmaceutical industries.

The proteomics, biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Our competitors include major multinational pharmaceutical, biomedical and biotechnology companies, specialized firms and universities and other research institutions. Many of these competitors have greater financial and other resources, larger research and development staffs and more effective marketing and manufacturing organizations, than we do. In addition, academic and government institutions have become increasingly aware of the commercial value of their research findings. These institutions are now more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have significant products that have been approved or are in development and operate large, well-funded research and development programs.

Our competitors may succeed in developing or licensing technologies and products that are more effective or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for product candidates before we do.  Products resulting from our research and development efforts, if approved for sale, may not compete successfully with our competitors’ existing products or products under development.

We face potential difficulties in obtaining product liability and related insurance.  If we are subject to product liability claims and have not obtained adequate insurance to protect against these claims, our financial condition would suffer.

We do not have product liability or other professional liability insurance. In the future, we may, in the ordinary course of business, be subject to substantial claims by, and liability to, persons alleging injury from the use of our products.  If we are successful in having products approved by the FDA, the sale of such products would expose the Company to additional potential product liability and other claims resulting from their use. This liability may result from claims made directly by consumers or by others selling such products. We do not currently have any product liability or professional liability insurance, and it is possible that we will not be able to obtain or maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage against potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any products we develop. A successful product liability claim in excess of any insurance coverage we may procure could exceed our net worth. While we desire to reduce our risk by obtaining indemnity undertakings with respect to such claims from licensees and distributors of our products, we may not be able to obtain such undertakings and, even if we do, they may not be sufficient to limit our exposure to claims.

If we are subject to claims relating to improper handling, storage or disposal of the hazardous materials we use in our business, our financial condition would suffer.

Our research and development processes involve the controlled storage, use and disposal of hazardous materials including biological hazardous materials. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result. We currently do not have insurance which covers any such accident and may not be able to maintain insurance on acceptable terms, or at all. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

Health care cost containment initiatives may limit our returns.

Our ability to commercialize our products successfully will be affected by the ongoing efforts of governmental and third-party payers to contain or reduce the cost of health care. Governmental and other third-party payers increasingly are attempting to contain health care costs by:

•                  challenging the prices charged for health care products and services;

•                  limiting both coverage and the amount of reimbursement for new therapeutic products;

•                  denying or limiting coverage for products that are approved by the FDA but are considered experimental or investigational by third-party payors; and

•                  refusing in some cases to provide coverage when an approved product is used for disease indications in a way that has not received FDA marketing approval.

In addition, the trend toward managed health care in the United States, the growth of organizations such as health maintenance organizations, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reducing demand for our products.

Even if we succeed in bringing any products to the market, they may not be considered cost-effective and third-party reimbursement might not be available or sufficient. If adequate third-party coverage is not available, we may not be able to maintain price levels sufficient to realize an appropriate return on our investment in research and product development. In addition, legislation and regulations affecting the pricing of diagnostic services and testing may change in ways adverse to the Company before or after any of our proposed products are approved for marketing. While we cannot predict whether any such legislative or regulatory changes will be adopted, the adoption of such changes could make it difficult or impossible to sell our products.

Stock prices for biomedical and biotechnology companies are volatile.

The market price for securities of biomedical and biotechnology companies historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

Factors that may have a significant impact on the market price and marketability of our common stock include:

•                  announcements of technological innovations or new commercial therapeutic products by the Company, our collaborative partners or our present or potential competitors;

•                  announcements by the Company or others of results of validation studies and clinical trials;

•                  developments or disputes concerning patent or other proprietary rights;

•                  adverse legislation, including changes in governmental regulation and the status of our regulatory approvals or applications;

•                  changes in health care policies and practices; and

•                  economic and other external factors, including general market conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. If a securities class action suit is filed against the Company, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

The resale in the open market of the shares we have issued, or shares issuable upon conversion or exercise of securities we have issued, in exempt transactions might adversely affect our stock price.

As of August 15, 2005, 65,345,121 shares of our common stock were outstanding.  We also intend to register, pursuant to a Registration Statement on Form SB-2 to be filed after we file this 10-KSB, approximately 13,600,000 shares issuable upon outstanding convertible debentures and warrants.  In addition to the shares included in the registration statement, the investors have additional investment rights to purchase additional convertible debentures in the aggregate principal amount of $2,500,000.  These additional convertible debentures are convertible into 2,314,815 shares of common stock, subject to adjustment.  The investors will be permitted to sell the shares covered by the registration statement in the open market from time to time without advance notice to the Company or to the market and without limitations on volume.  The sale of a substantial number of shares of our common stock by the investors, or the anticipation of such sales, could make it more difficult for the Company to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  In addition to the shares listed in this prospectus, approximately 15,000,000 shares of common stock issued to Advanced Bio/Chem in our acquisition of substantially all of its assets may become available for resale.  Sales of shares pursuant to other exercisable options and warrants we have issued could also lead to subsequent sales of the shares in the public market. These sales could depress the market price of our stock by creating an excess in supply of shares for sale. Availability of these shares for sale in the public market could also impair our ability to raise capital by selling equity securities.

Our stock is thinly traded, which could lead to price volatility and difficulty liquidating your investment.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the quarter ended December 31, 2004, the average daily trading volume of our stock was approximately 215,000 shares and the shares traded as low as $0.67 and as high as $2.23 per share. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•                  actual or anticipated variations in quarterly and annual operating results;

•                  announcements of technological innovations by the Company or our competitors;

•                  developments or disputes concerning patent or proprietary rights; and

•                  general market perception of biotechnology and pharmaceutical companies.

Because our stock currently trades below $5.00 per share, and is traded on the Pink Sheets,  our stock is considered by the SEC a “penny stock,” which can adversely affect its liquidity.

Our common stock does not currently qualify for listing on the Nasdaq Stock Market or the OTCBB.. If the trading price of our common stock remains less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements could severely limit the liquidity of such securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, another risk associated with trading in penny stocks may be high price fluctuations. Purchasers of stock may be subject to substantial dilution.

As stated in “Market Information”, during 2005, upon the Company’s failure to timely file its Form 10-KSB, the OTCBB appended the symbol “E” to the Company’s trading symbol and notified the Company of its jeopardy of having its securities no longer quoted on the OTCBB, pending the Company’s filing of its Form 10-KSB for 2004.  On June 14, 2005, the Company was notified of the OTCBB’s action to not allow the Company’s securities to be quoted on the OTCBB, as of June 16, 2005, pending the filing of the Company’s Form 10-KSB for 2004.  Accordingly, at time of this filing, all quotations of the Company’s securities are deleted from the OTCBB.

If the ownership of our common stock continues to be highly concentrated, it may prevent you from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of March 24, 2005, our executive officers, directors and their affiliates beneficially own or control approximately 41% of the outstanding shares of our common stock (after giving effect to the exercise of all options and warrants held by them which are exercisable within sixty days of such date).  Additionally, based upon our stock records, Advanced Bio/Chem is the record owner of approximately 23% of the outstanding shares of our common stock as of March 24, 2005.  Accordingly, our current executive officers, directors and their affiliates, as well as Advanced Bio/Chem, will have substantial control over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions.  These shareholders may also delay or prevent a change of control of the Company, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

The terms of our convertible debentures have materially modified the rights of common shareholders, and the holders of preferred stock may be able to delay or prevent a change of control of the company.

We are authorized to issue up to 50,000,000 shares of preferred stock in one or more series.  Our board of directors will be able to determine the terms of preferred stock without further action by our shareholders. If we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

Under the terms of our convertible debentures, we are prohibited from taking certain actions without the approval of the holders of a two-thirds majority of the then-outstanding principal amount of the debentures.  Specifically, we have agreed not to, and not to permit our subsidiary to, so long as any portion of the debentures are outstanding, (1) amend its certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the debentures (with exception for the Series B preferred stock to be issued by the Company), or (2) repurchase more than a de minimis number of shares of its common stock or other equity securities other than as to the shares of common stock issuable upon conversion of the debentures described above.

We are contractually obligated to issue shares of a Series B preferred stock to our two directors and principal officers.  The Series B preferred stock will have special voting rights such that the holders of the Series B preferred stock will hold a majority of the voting rights of the company.

We previously entered into employment agreements with our two directors and executive officers in which we agreed to issue 1,500,000 shares of Series B preferred stock to each officer.  The shares were intended to be issued following the Advanced Bio/Chem transaction; however, we did not file the certificate of amendment necessary to designate powers and relative rights of the Series B preferred stock.  As a result of certain restrictions agreed to by the Company in connection with the sale of our convertible debentures, we are not permitted to issue common shares or common share equivalents such as the Series B preferred stock until 90 days after the effective date of the registration statement.  After such restrictions lapse, we intend to designate and issue the Series B preferred stock.  It is contemplated that the Series B preferred stock will have special voting rights such that the holders of the Series B preferred stock will hold a majority of the voting rights of the company.  Upon issuance of the Series B preferred stock, our current executive officers and directors may restrict our ability to merge with, or sell our assets to, a third party.

We do not anticipate paying dividends on our common stock.

We do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and the expansion of our business.

Item 2. Description of Property

The Company does not own any real estate.  The Company conducts its operations from leased premises of approximately 7,200 square feet in The Woodlands, Texas.

At this facility the Company maintains its executive offices and conducts development and product prototyping activities.   The Company expects this space will be adequate for its needs for the remainder of the lease term.

Item 3. Legal Proceedings

In November 2004, Chapman Spira & Carson, LLC (“Chapman Spira”), an investment banking firm, filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Advanced BioChem (the Predecessor), Power3 and Steven Rash.  The suit alleges that Advanced BioChem and Power3 are liable to Chapman Spira for damages allegedly resulting from the breach of a letter agreement between Chapman Spira and Advanced BioChem relating to the performance of strategic and investment banking services.  The suit further alleges that Mr. Rash made false statements regarding the performance of services by Chapman Spira.  Chapman Spira is seeking damages in the amount of $1,522,000 plus interest.  The Company has filed an answer in the lawsuit.  The Company believes that Chapman Spira’s claims are without merit; however, the Company cannot be assured it will prevail or if the outcome of the action will adversely affect the Company’s business, financial position or results of operations.  Inquiries to resolve this matter have been undertaken by the attorneys representing each party in this matter, but no resolution has been achieved thus far.

An equipment vendor filed a complaint, regarding equipment which the Company acquired in its May 18, 2004 transaction with Advanced BioChem, against Advanced BioChem in April of 2002 in a California court alleging breach of contract and seeking damages.  Advanced BioChem reached a settlement agreement in April of 2003 under which Advanced BioChem would pay the vendor $40,000 in installments through August, 2003.  At December 31, 2003, Advanced BioChem had a balance remaining of $20,000.   In April, 2005, the equipment vendor filed a lawsuit against Advanced BioChem, certain former officers of Advanced BioChem and against Power3 in order to enforce its claim for the remaining balance which is past due and may be assumed by the Company as part of the settlement of the dispute with Advanced BioChem.

On May 17, 2005, the Law Offices of Jerry Scheff filed suit against the Company seeking recovery of fees billed to Power3 for legal fees invoiced in November, 2004.  The Company believes that it is not liable for the specific dollar amounts claimed in the lawsuit, however the dollar amounts are included in the accounts payable section of the Company’s balance sheet.  The Company cannot be assured it will prevail or if the outcome of this action will adversely affect the Company’s financial position or results of operations.

In June, 2005, Charles Caudle et al filed a lawsuit in Harris County, Texas, against Advanced BioChem, Power3 and the officers and directors of both companies.  The suit alleges that Advanced BioChem, Power3 and the officers and directors of Power3, are liable to Charles Caudle et al for damages resulting from funds loaned to Advanced BioChem and which were subsequently converted into common stock of Advanced BioChem.  It is unclear as to the specific dollar amount of the claim.  The Company, and its officers and directors, has filed an answer denying all claims in the lawsuit.  The Company believes that Charles Caudle et al’s claims are without merit, however the Company cannot be assured it will prevail or if the outcome of the action will adversely affect the Company’s financial position or results of operations.

On June 27, 2005, the Company received a subpoena for documents regarding the SEC’s Division of Enforcement investigation In The Matter of Maui General Store, Inc.  It is the Company’s understanding that the Maui General Store matter relates to a promotional scheme by certain individuals to promote the stock and stock price of certain companies, during 2004.  The Company provided all documents in its possession pursuant to the subpoena and complied fully with the subpoena on July 11, 2005.  The Company has received no further correspondence from the Enforcement Division of the SEC.  The Company has not been notified that it is a subject of this investigation.

On August 8, 2005, Advanced BioChem filed suit against Power3, Steven B. Rash and Ira Goldknopf claiming damages of at least $3,000,000 including the costs of litigation and of addressing the claims of the creditors of Advanced BioChem that remain unpaid.  Advanced BioChem has, in its public reports, announced their assertion that the parties to the law suit are responsible for all of the liabilities of Advanced BioChem, at the date of the asset purchase transaction on May 18, 2004.   The terms of the Asset Purchase Agreement are not clear and are subject to different interpretations.  While the Company believes that it has properly interpreted the provisions of the Agreement, fulfilled its obligations thereunder and reflected the terms of the transaction in its financial statements and previous filings, the Company had previously had discussions and negotiations with Advanced BioChem in an effort to resolve this disagreement and the alleged liabilities.  Recently as a result of

Advanced BioChem’s refusal to further negotiate to settle the question, management has reviewed the liabilities in question and has determined that Power3 is not liable for any of the aforementioned liabilities and these liabilities have not been included in the financial statements of the Company because the fair value of these contingent liabilities cannot be reasonably estimated at this time.  Power3 intends to file an answer denying all claims in the lawsuit.  Power3 believes that Advanced BioChem’s claims are without merit, however the Company cannot be assured it will prevail or if the outcome of the action will adversely affect the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of the security holders during the fourth quarter 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

During 2004, the Company’s common stock was traded on the OTC Bulletin Board under the symbol “PWRM.”  The high and low bid information for each quarter for the years ending December 31, 2003 and 2004, as reported by National Quotation Bureau, Inc., are as follows:

Quarter	Pre or Post Split Price(1)	High Bid	Low Bid

First Quarter 2004	Post-Split	$0.87	$0.15
Second Quarter 2004	Post-Split	$2.87	$0.28
Third Quarter 2004	Post-Split	$7.79	$1.70
Fourth Quarter 2004	Post-Split	$2.23	$0.67

First Quarter 2003	Pre-Split	$0.02	$0.01
Second Quarter 2003	Pre-Split	$0.01	$0.005
Third Quarter 2003	Pre-Split	$0.01	$0.005
Fourth Quarter 2003	Pre-Split	$0.75	$0.05

(1)         On September 24, 2003, the Company effected a 1-for-50 reverse stock split of its common stock.

The quotations above reflect inter-dealer prices, without adjustment for retail mark-up, markdown or commissions and may not reflect actual transactions.

During 2005, upon the Company’s failure to timely file its Form 10-KSB, the OTCBB appended the symbol “E” to the Company’s trading symbol and notified the Company of its jeopardy of having its securities no longer quoted on the OTCBB, pending the Company’s filing of its Form 10-KSB for 2004.

On June 14, the Company was notified of the OTCBB’s action to not allow the Company’s securities to be quoted on the OTCBB, as of June 16, 2005, pending the filing of the Company’s Form 10-KSB for 2004.  Accordingly, the Company’s securities are no longer eligible for quotation on the OTCBB, as of June 16, 2005, and all quotations of the Company’s securities are deleted from the OTCBB.

Holders

As of March 24, 2005, there were 1,117 shareholders of record of the Company’s common stock.  The transfer agent for the Company’s common stock was Cottonwood Stock Transfer, through June 30, 2005.  In early July, 2005, the management and Board of Directors of Power3 terminated its relationship with

Cottonwood Stock Transfer and contractually agreed to employ Integrity Stock Transfer as its new stock transfer agent.

Dividends

The Company has not paid or declared any dividends on its common stock for the last two fiscal years and does not anticipate paying cash dividends in the foreseeable future. There are no limitations on the ability of the Company to declare dividends; except those set forth in § 510 of the New York Business Corporation Laws which prohibits dividends if the Company is insolvent or would be made insolvent by the declaration of a dividend and all dividends must be made out of surplus only.

Recent Sales of Unregistered Securities

The following summarizes information relating to the Company’s sale of equity securities that were not registered under the Securities Act of 1933 during the period covered by this annual report and which have not been previously disclosed by the Company in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

During the second quarter of 2004, the Company was informed that certain liabilities of the Company were settled for an aggregate of $70,000. An affiliate of former executive officers of the Company provided information to the Company that the previous management of the Company had agreed to issue shares of its common stock for such debt settlement.  However, after numerous requests for documentation of such agreement, the Company has not been provided with documentation.  Because the entity that provided the funds has not produced any documentation relative to this transaction and the liabilities themselves are in dispute, the liability for this alleged obligation has been removed from the balance sheet of the Company.  The outcome of this matter cannot be determined at this time, but is not considered by the Company to have a material effect on the financial statements.  If stock is issued at a later date, the shares will be issued in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering on the basis of the limited number of persons that participated in the transaction, the lack of general solicitation and advertising, the sophistication of the investor, the information available to such investor and the restriction of the shares to be issued, from resale, by the investor.

On October 17, 2004, the Company reached agreement with Alan B. Hollingsworth, M. D. by which Dr. Hollingsworth would join the Company’s Scientific Advisory Board. Under the terms of the agreement, Dr. Hollingsworth will receive 10,000 shares of common stock for each year served, fees for attendance at each Scientific Advisory Board Meeting and warrants to purchase 50,000 shares of common stock of the Company.   Dr. Hollingsworth was issued 10,000 shares of common stock and a warrant to purchase 50,000 shares of the Company’s common stock in October 2004 in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering on the basis of the limited number of persons that participated in the transaction, the lack of general solicitation and advertising, the sophistication of the investor, the information available to such investor and the restriction of the shares to be issued from resale by the investor.

On November 17, 2004, the Company issued an aggregate of 3,000,324 shares of common stock upon conversion of 3,870,000 outstanding shares of the Company’s Series A preferred stock.  These shares of common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering on the basis of the limited number of persons that participated in the transaction and the existing relationship between the Company and the holders of the Series A preferred stock.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

The Company is an early stage development company engaged in the early detection, monitoring, and targeting of diseases through the analysis of proteins.  As previously stated, prior to the date of the asset purchase transaction on May 18, 2004, the Company was an operating company.  After the acquisition, the Company significantly changed its business activity from being an operating company to a development stage company and returned to being a development stage company with its focus on commercializing the intellectual properties it acquired in the asset purchase transaction.  The Company’s business objective is to focus on disease diagnosis, protein and biomarkers identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases.  The Company has established a scientific advisory board to assist in the research and development of its products. The members of the scientific advisory board are recognized leaders in their chosen fields, and the Company is working with them in the development of effective early diagnosis and drug targets for early treatment of cancers, neurodegenerative and neuromuscular diseases.

Prior to the Company’s acquisition of substantially all the assets of Advanced Bio/Chem on May 18, 2004, the Company was primarily engaged in the production and distribution of surgical safety devices through the operations of its subsidiary, Power 3 Medical, Inc.  On May 18, 2004, the Company completed its acquisition of a set of assets from Advanced Bio/Chem.  The Company acquired substantially all the assets and intellectual properties of Advanced Bio/Chem and assumed certain liabilities in exchange for the issuance of 15,000,000 shares of the Company’s common stock. After May 18, 2004 the Company established the new business direction described in the “Business of Issuer” section of this document.

After the May 18, 2004, transaction , the Company completely changed its business activity and became an advanced proteomics company applying existing certain proprietary methodologies to discover and identify protein biomarkers associated with diseases.  The Company currently has no products or services for sale and is principally focused on research and development activities and, to a certain extent, initiating the “proof of concept” of its technologies.

The Company has had significant losses during 2004.   The Company anticipates that it will continue to incur substantial operating losses in future years as it progresses in its research and development activities as well as the commercializing of its technologies.  The Company does not expect to produce revenues from operations in the near term and expects that its revenues will be limited to research grants, collaboration agreements, and other strategic alliances which the Company is able to obtain.  The Company has an immediate need for capital to continue its current operations.  Assuming the Company successfully closes the final stage of its private placement, the Company anticipates that it will need to raise additional capital prior to October 2005 to meet its operating costs.  At December 31, 2004, the Company had an accumulated deficit of approximately $45,280,000. The following discussion should be read in conjunction with the Company’s audited financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003, including the notes to those financial statements.  The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs.  Actual results could differ materially from those discussed in the forward-looking statements.  See “Item 1. Description of Business – Risk Factors” for additional discussion of these factors and risks.

Results of Operations

Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003

Revenues from operations for the year ended December 31, 2004 were $15,491 compared to $45,874 for the prior year, resulting in a decrease of $30,383.

Cost of Goods Sold for the year ended December 31, 2004 were $5,174, compared to $21,273 for the prior year, resulting in a decrease of $16,099.

Operating expenses were $19,674,890 for 2004 as compared to $2,253,657 for 2003, an increase of $17,421,233. The increase in operating expenses was primarily attributable to the increase in stock based compensation expense due to the issuance of shares of common stock and preferred stock rights to management and other employees as well as consultants and advisors.  Professional and consulting fees were $9,650,302 in 2004.    These fees increased substantially primarily due to the issuance of common shares, valued at market price on the effective date of the agreement, to consulting companies and individuals.   The total amount of non-cash,

stock-based compensation issued during 2004, to both consultants and employees, is approximately $35,600,000, of which approximately $17,486,982 was amortized during 2004.

Employee compensation and benefits were $938,195 primarily due to employee compensation increases and costs associated with hiring additional employees to handle SEC compliance measures.

Occupancy and equipment expenses were $49,895 in 2004.  This resulted primarily from the Company’s office lease and utilities during 2004.

The above matters result in net loss increasing from $1,845,496 in 2003 to $19,081,344 in 2004.

Liquidity and Capital Resources

The Company has financed its operations primarily through the net proceeds generated from the sale of common stock and the recent sale of convertible debentures.  From the date of the Advanced Bio/Chem transaction to December 31, 2004, the Company raised approximately $1,000,000.  Then in January, 2005, the Company raised an additional $400,000 from a limited set of the original convertible debenture holders.  As described in “Recent Financing” below, the Company intends to sell an additional $1,600,000 in aggregate principal amount of convertible debentures following the effectiveness of the Registration Statement on Form SB-2 filed by the Company for the resale of certain shares of the Company’s stock by the purchasers of the Company’s convertible debentures.  The Company expects to use a portion of the proceeds from the sale and issuance of the remaining $1,600,000 aggregate principal amount of debentures to pay the $251,000 principal balance owing under the promissory note dated April 5, 2005 which is payable on the sooner of August 15, 2005 or one business day following the sale and issuance of such debentures.   This note is past due.

The Company’s liquidity and capital needs relate primarily to working capital, development and other general corporate requirements.  The Company has not received any cash from operations.  Under the terms of the license agreement with M.D. Anderson which the Company acquired from Advanced Bio/Chem, the Company is required to pay a nonrefundable license documentation fee of $40,000, payable in two installments.  The first $20,000 installment was previously paid following the execution of the license agreement and the second installment was paid in February 2005.  A similar license documentation fee is payable under the terms of the license agreement the Company entered into with M.D. Anderson and the Company will be obligated to pay the second installment of $20,000 in August of 2005.  The Company anticipates its sale and issuance of the remaining $1,600,000 in aggregate principal amount of convertible debentures, after repayment of the bridge note of $251,000 immediately following the sale and issuance of such debentures, will provide adequate cash to satisfy this obligation to M.D. Anderson and to allow the Company to meet its funding requirements through the third quarter of 2005.  In the event the sale and issuance of such debentures occurs and the investors exercise their warrants and additional investment rights, the Company anticipates it will have adequate cash to meet its funding requirements through the first quarter of 2007.

Net cash used in operating activities approximated ($946,293) for the year ended December 31, 2004, compared to ($170,499) for the year ended December 31, 2003.  The increase in net cash used in operating activities during 2004 was primarily due to increased payroll and laboratory costs during 2004.

Net cash used in investing activities during 2004 was ($331,061) as compared to $-0- in 2003.  Net cash provided by financing activities approximated $1,435,588 for the year ended December 31, 2004, as compared to $171,000 for the year ended December 31, 2003.  The increase in net cash provided by financing activities is primarily due to net proceeds received from the initial closing of the Company’s October 2004 private offering described below and the issuance of certain notes payable during 2004. In addition, cash proceeds from the sales of stock increased from $100,000 for the year ended December 31, 2003 to $449,807 for the year ended December 31, 2004.

As of December 31, 2004, the Company’s principal source of liquidity was approximately $158,782 in cash.  As of the date of filing this report, the Company only has funds on hand to pay operating expenses for the next three months.  We also have no confirmed source of funds for the next twelve months, although we expect that after filing this report and our SB-2 registration statement, additional debt and equity capital will become available to the Company.

In addition, pursuant to the recent financing described below, it is anticipated that the Company will receive an additional $1,600,000 upon the sale and issuance of $1,600,000 in aggregate principal amount of debentures at the final closing of the private placement, which is to occur on or before the fifth trading day after the effective date of the registration statement filed by the Company for the resale of securities by the investors.  In addition, the Company has received several bridge loans and officer advances during 2005.  It is expected that a portion of the proceeds received by the Company from the issuance and sale of the $1,600,000 aggregate principal amount of debentures will be used to repay certain bridge loans received after December 31, 2004, which are payable the sooner of August 15, 2005 or one business day after the sale and issuance of such debentures.  The Company has thus far, been unable to complete the funding of the convertible debentures, described below in “Recent Financing” due to its failure to timely file this 10-KSB for 2004.

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

Effective October 28, 2004, the Company issued and sold to the investors the first $1,000,000 in aggregate principal amount of such debentures at the initial closing under the securities purchase agreement.  Pursuant to the securities purchase agreement, as amended, effective January 26, 2005 the Company issued and sold to certain investors $400,000 aggregate principal amount of convertible debentures.  Subject to the Company’s satisfaction of the conditions set forth in the securities purchase agreement (which includes the effectiveness of the registration statement) the investors are required to purchase the remaining $1,600,000 in aggregate principal amount of such debentures at the final closing, which is to occur on or before the fifth trading day after the effective date of the registration statement.

The $1,000,000 aggregate principal amount of debentures issued on October 28, 2004 and the $400,000 aggregate principal amount of debentures issued January 26, 2005 are due and payable in full three (3) years after issuance and do not bear interest. The $1,600,000 aggregate principal amount of debentures issuable at the final closing will be due and payable in full three (3) years after the date of their issuance, and will not bear interest. The aggregate cash purchase price for the debentures will be $3,000,000, which is equal to the full face amount of the debentures. At any time from the closing date until the maturity date of the debentures, the purchasers have the right to convert the debentures, in whole or in part, into common stock at the then effective conversion price. The conversion price for the previously issued $1,400,000 aggregate principal amount of debentures is $0.90 but is subject to adjustment if either (1) 75% of the average of the daily volume weighted average price of the Company’s common stock for the five (5) consecutive trading days preceding the date that the registration statement is declared effective by the SEC or (2) the daily volume weighted average price of the common stock on such date is less than $0.90 per share. In such event, the conversion price will be adjusted down to equal the lower of (1) the 75% average of the daily volume weighted average price of the common stock for the five (5) consecutive days preceding the effective date of the registration statement or (2) the daily volume weighted average price of the common stock on the effective date of the registration statement. The $1,600,000 aggregate principal amount of debentures issuable at the final closing will have a conversion price equal to the lesser of (1) $0.90, (2) the 75% average of the daily volume weighted average price of the common stock for the five (5) consecutive days preceding the effective date of the registration statement of which this prospectus forms a part, or (3) the daily volume weighted average price of the common stock on the effective date of the registration statement. The conversion price shall be subject to adjustment under circumstances set forth in the debentures.

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

In accordance with the provisions of Emerging Issues Task Force Issue 98-5 (“EITF 98-5”), a discount for the entire face amount of the convertible debentures was recorded on the date of the first closing to allocate value to the embedded beneficial conversion feature and the 2,500,000 warrants.  Since there is no assurance that the Company will receive the funds due at the time of the final closing and/or through the exercise of additional investment rights, no effect has been given to any value that may result from the issuance of additional convertible debentures, either through the remaining $1,600,000 or from exercise of additional investment rights associated with the original or subsequent convertible debenture purchases.

On April 5, 2005, the Company received a bridge loan in the amount of $251,000.  This bridge loan is due and payable on the sooner of August 15, 2005 or one business day following the closing of the Company’s sale and issuance of the $1,600,000 aggregate principal amount of debentures.  The Company expects to use proceeds from the sale and issuance of such debentures to repay such bridge loan.  The bridge loan bears interest at a rate of 10% per annum which, at the holder’s option, may be paid in (a) cash, or (b) that number of shares of the Company’s common stock determined by dividing $251,000 by the common stock price on date of payment and multiplying the quotient so obtained by 20%.  The payee of this Note Payable has agreed to allow the Company an extension of time to repay such bridge loan.

On May 31, 2005, the Company received an Officer Advance in the amount of $ 55,000.   This advance is in the form of a short-term Note Payable, to the Officer, Mr. Steven Rash, President and CEO, by the Company.  The Note Payable was originally due on June 30, 2005, and bears interest at 6 % per annum until paid.  The Company expects to use the proceeds from this note as working capital.  The Company expects to use the proceeds from later permanent financing obtained from issuing additional debentures to repay this Officer Advance.  The Officer has agreed to allow the Company an extension of time to repay this Note Payable.

On June 3, 2005, the Company received an Officer Advance in the amount of $ 50,000.  This advance is in the form of a short-term Note Payable, to the Officer, Dr. Ira Goldknopf, Chief Scientific Officer, by the Company.  The Note Payable is due on June 30, 2005, and bears interest at 6% per annum until paid.  The Company used the proceeds from this note as working capital.  The Company expects to use the proceeds from later permanent financing obtained from issuing additional debentures to repay this Officer Advance.   The Officer has agreed to allow the Company an extension of time to repay this Note Payable.

On June 13, 2005, the Company received a bridge loan in the amount of $ 396,500.   This bridge loan is due and payable on the sooner of August 11, 2005 or the fifth day following the effective date of the Company’s registration statement on Form SB-2.  The Company expects to use the proceeds from the sale and issuance of the remaining $1,600,000 of convertible debentures to repay the loan.  The note is secured by a Stock Pledge Agreement, entered into on June 17, 2005, by Steven B. Rash, Chairman and CEO of Power3, wherein Mr. Rash pledged 6,000,000 shares of common stock as security for the performance of the Company under the note.  The payee of this Note Payable has agreed to allow the Company an extension of time to repay such bridge loan.

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

As noted in “Liquidity and Capital Resources” above, the Company entered into a securities purchase agreement and an amendment to the securities purchase agreement pursuant to which certain investors agreed to purchase convertible debentures in the aggregate principal amount of $3,000,000. The securities purchase agreement, as amended, also provides for the issuance of warrants to purchase shares of the Company’s common stock and additional investment rights to purchase additional convertible debentures. On the initial closing under the securities purchase agreement, which occurred effective as of October 28, 2004, the investors purchased the first $1,000,000 in aggregate principal amount of the convertible debentures of which the Company received approximately $860,000 after payment of fees and expenses.  Pursuant to the securities purchase agreement, as amended, certain investors have purchased an additional $400,000 aggregate principal amount of convertible debentures on January 26, 2005.  Subject to the Company’s satisfaction of the conditions set forth in the securities purchase agreement (which includes the effectiveness of the registration statement), the investors are required to purchase the remaining $1,600,000 in aggregate principal amount of such convertible debentures on or before the fifth trading day after the effective date of the registration statement.  Assuming the completion of the remaining closing and sale and issuance of the remaining $1,600,000 in aggregate principal amount of the convertible debentures, the Company estimates that, after repayment of the bridge note of $396,500 and the bridge note of $251,500, immediately following the sale and issuance of such debentures, the Company will have adequate cash to allow it to meet its funding requirements through the third quarter of 2005.  In the event the sale and issuance of such debentures occurs and the investors exercise their warrants and additional investment rights, the Company anticipates it will have adequate cash to meet its funding requirements through the first quarter of 2007.

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

The Company will continue to require additional debt or equity financing for its operations which may not be readily available.  The Company’s ability to continue as a going concern is subject to its ability to generate a profit or obtain necessary funding from outside sources.  Management believes that even though the Company currently has limited cash resources and liquidity, assuming exercise of the warrants and additional investment rights, the net funds available from the final closing under the Securities Purchase Agreement financing, after repayment of the bridge loans, will allow the Company to continue operations through October 2005.  In the event the final closing and sale of $1,600,000 in aggregate principal amount of debentures occurs but the warrants and additional investment rights are not exercised, the Company anticipates that it will need to raise additional capital prior to October 2005 to meet its operating costs.  The Company’s actual results may differ materially from these estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company.  Insufficient funding will require the Company to curtail or terminate operations.

Off-Balance Sheet Arrangements

At December 31, 2004, with the exception of the lease for its operating facility, and employment agreements entered with its three principal officers, the Company did not have any significant off balance sheet commitments.

Critical Accounting Policies

Stock-Based Compensation

The Company accounts for equity instruments issued to employees that are fully vested and non-forfeitable based on the market value of the stock issued as of the effective date of the agreement, per SEC requirement.  Equity instruments issued to non-employees for services are also measured at market value on the effective date of the agreement.

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

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees.  The Company will be required to apply FAS 123 (R) on a modified prospective method.  Under this method, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123, effective for the first reporting period during which the Company has such compensation.  The Company has not yet determined the impact that FAS 123 (R) will have on its financial statements; however, it does not believe the impact of adopting this Statement is material to this report as there are no unvested options and warrants at December 31, 2004.

Accounting for Convertible Securities

The Company accounts for the embedded beneficial conversion feature of the convertible debentures and the 2,500,000 warrants in accordance with the provisions of EITF 98-5.  In accordance with EITF 98-5, a discount for the appropriate portion of the face amount of the convertible debentures was recorded on the date of the first closing to allocate value to the embedded beneficial conversion feature and the 2,500,000 warrants.  Since there is no assurance that the Company will receive the funds due at the time of the final closing and/or through the exercise of additional investment rights, no effect has been given to any value that may result from the issuance of securities in the accompanying financial statements.

Item 7.  Financial Statements

POWER3 MEDICAL PRODUCTS, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF POWER 3 MEDICAL PRODUCTS, INC.:

We have audited the accompanying balance sheet of Power 3 Medical Products, Inc.. (a New York corporation in the development stage) (“the Company”) as of December 31, 2004, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2004, and for the period from May 18, 2004 (date of entry into development stage) to December 31, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Power 3 Medical Products, Inc. as December 31, 2003 were audited by other auditors whose report dated April 13, 2004 expressed a modification based on the uncertainty that the company would continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power 3 Medical Products, Inc.at December 31, 2004, and the related results of their operations and cash flows for the year ended December 31, 2004 and for the period from May 18, 2004 (date of entry into development stage) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and is primarily involved in research and development and capital raising activities.  There is no assurance that research activities that the Company is involved in will generate sufficient funds that will be available for operations. The Company’s limited revenue history, its dependence on a narrow customer base and limited funding raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 7 to the financial statements, the Company is the defendant in certain lawsuits and is involved in a dispute with Advanced Biochem.   The Company believes these claims are without merit and intends to resolve them in the best interest of the Company.   Accordingly no provision for any liabilities related to the matters has been accrued.   However, due to the uncertainties with these legal issues, it is at least reasonably possible that adverse results will occur, although any such amount cannot be estimated.

John A. Braden & Company, PC

Houston, Texas

September 2, 2005

INDEPENDENT AUDITORS’ REPORT

Letterhead of Kingery, Crouse & Hohl, P.A.

(now known as Kingery & Crouse, P.A.)

To the Shareholders and Board of Directors of Power 3 Medical Products, Inc. and subsidiaries:

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and cash flows of Power 3 Medical Products, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above were prepared assuming that the Company would continue as a going concern.  As discussed in Note 2 to such consolidated financial statements, the Company has suffered recurring losses from operations, has working capital and stockholders’

deficits at December 31, 2003 and will require a significant amount of capital and/or debt financing to proceed with its business plan. These factors, among others, raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters were also discussed in Note 2. The consolidated financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty.

/s/ Kingery, Crouse & Hohl, P.A. (now known as Kingery & Crouse, P.A.)

April 13, 2004

Tampa, FL

BALANCE SHEET

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

BALANCE SHEET

AS OF DECEMBER 31, 2004

2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	158,782
Accounts Receivable	2,350
Prepaid expenses and other current assets	4,352
Total Current Assets	165,484

FIXED ASSETS
Furniture, Fixtures and Equipment	85,025
(Net of accumulated depreciation of $45,024)
Fixed Intangible Assets (patents and agreements)	146,799
Total Fixed Assets	231,824

OTHER ASSETS
Debt Issuance Cost (net of amortization of $8,888)	131,102
Deposits	25,900
Total Other Assets	157,002
TOTAL ASSETS	554,310

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts Payable and accrued liabilities	631,560
Note Payable	20,000
Other Current Liabilities	132,481
Total Current Liabilities	784,041

LONG TERM LIABILITIES
Convertible Debentures	1,000,000
Accrued Interest on Issued Debentures	(944,444)
TOTAL LIABILITIES	839,597

STOCKHOLDER’S DEFICIT
Common Stock-$0.001 par value:150,000,000 shares authorized; 65,345,121 shares issued and outstanding	65,345
Additional Paid-In Capital	63,231,428
Deferred Compensation	(18,301,588)
Deficit accumulated before entering development stage	(11,681,500)
Deficit accumulated during the development stage	(33,598,972)
Total Stockholder’s Deficit	(285,287)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	554,310

SEE NOTES TO THE FINANCIAL STATEMENTS.

STATEMENT OF OPERATIONS

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENT OF OPERATIONS

JANUARY 1, 2004 TO DECEMBER 31, 2004

	2004	2003	Development Stage Results May 18, 2004 - December 31, 2004

REVENUES:
Sales	11,491	45,874	4,000
Other Revenue	4,000
Total Revenue	15,491	45,874	4,000

COST OF GOODS SOLD:
Production costs	5,174	21,273
Total Production costs	5,174	21,273

GROSS PROFIT	10,317	24,601	4,000

OPERATING EXPENSES:
Stock based compensation- common stock	8,215,241		8,215,241
Stock based compensation-preferred stock		1,695,000
Employee compensation and benefits	938,195		831,915
Professional and consulting fees	9,650,302		7,485,436
Occupancy and equipment	49,895		44,895
Travel and entertainment	72,375		66,623
Other selling, general and administrative expenses	748,882	558,657	150,238
Total Operating Expenses	19,674,890	2,253,657	16,794,348

LOSS FROM OPERATIONS	(19,664,573)	(2,229,056)	(16,790,348)

OTHER INCOME AND EXPENSE:
Interest Income	1,215		1,215
Other Income	641,854	402,709
Interest Expense	(59,840)	(19,149)	(57,088)
Total Other Income(Expense)	583,229	383,560	(55,873)

NET LOSS	(19,081,344)	(1,845,496)	(16,846,221)

NET LOSS PER SHARE	(0.45)	(1.81)	(0.27)

Weighted average number of shares outstanding	42,034,796	1,017,000	62,724,534

SEE NOTES TO THE FINANCIAL STATEMENTS.

STATEMENT OF STOCKHOLDER’S DEFICIT

POWER3 MEDICAL PRODUCTS, INC.

A Development Stage Enterprise

STATEMENT OF STOCKHOLDERS’ DEFICIT

For Year Ended December 31, 2004

					Additional	Deferred	Common
	Common Stock		Preferred Stock		Paid In	Compensation	Stock	Deemed
	# of Shares	Par Value	# of Shares	Par Value	Capital	Expense	Subscribed	Distribution	Deficit
BALANCES, DECEMBER 31, 2002	997,830	997			6,315,951				(7,600,881)

Issuance of preferred stock for cash and conversion of accred payroll			3,990,000	3,990	1,991,010
Issuance of common stock for services rendered	100,000	100			37,400
Conversion of convertible notes payable to common stock	95,000	95			27,405
Conversion of other note payable to common stock	50,000	50			12,450
Common stock subscriptions					89,700		300
Conversion of preferred stock	1,200,000	1,200	(120,000)	(120)	(1,080)
Net Loss for the year									(1,845,496)

BALANCES, DECEMBER 31, 2003	2,442,830	2,442	3,870,000	3,870	8,472,836		300		(9,446,377)

Correct beginning balance per transfer agent	433	1
Issued effective January 23, 2004, services	6,000,000	6,000			3,055,327
Issued effective April 1, 2004 for cash	583,334	583			134,417
Issued effective April 27,2004 for services	440,000	440			197,560
Issued effective May 10, 2004 to retire debt	300,000	300			194,700		(300)
Issued effective May 11, 2004 for services	4,500,000	4,500			2,065,500
Issued effective May 17, 2004 for services	141,033	141			105,634
Issued effective May 18, 2004 compensation	27,805,000	27,805			24,996,695	(25,024,500)
Issued effective May 18, 2004 for services	4,550,000	4,550			4,090,450
Issued effective May 18, 2004 for acquisition	15,000,000	15,000			13,485,000			(13,371,776)
Issued effective June 1, 2004 for services	125,000	125			249,875	(250,000)
Issued effective June 11, 2004 for services	100,000	100			211,900
Record stock option expense					626,100	(626,100)
Issued effective July 1, 2004 compensation	140,000	140			426,860	(427,000)
Issued effective July 23, 2004 for services	125,000	125			284,875	(285,000)
Issued November 10, 2004 for cash	242,167	242			314,575
Issued November 10, 2004 for services	10,000	10			12,990
Cancelled November 15, 2004 (agreement)	(160,000)	(160)			(71,840)
Issued November 17, 2004 to convert Series A Preferred Shares to Common Shares	1,031,316	1,031	(1,331,280)	(1,330)	1,391,246			(1,392,277)
Issued November 23, 2004 to convert Series A Preferred Shares to common shares	1,969,008	1,970	(2,538,720)	(2,540)	1,986,728			(1,988,698)
Record discount on convertible debentures					1,000,000
Net Loss for the year									(19,081,344)
Stock based compensation expensed during the year						8,311,012

BALANCES, DECEMBER 31,2004	65,345,121	65,345	0	0	63,231,428	(18,301,588)	0	(16,752,751)	(28,527,721)

Additional Information:

Deficit accumulated during development stage	(16,846,221)	(16,846,221)

Deficit accumulated prior to the development stage		(11,681,500)

Deemed Distribution	(16,752,751)

Totals	(33,598,972)	(28,527,721)

SEE NOTES TO THE FINANCIAL STATEMENTS.

STATEMENT OF CASH FLOWS

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

JANUARY 1, 2004 TO DECEMBER 31, 2004

	Year ended December 31,
	2004	2003	Cumulative during Development Stage (May 18, 2004 to December 31, 2004

Operating Activities:
Net loss	$(19,081,344)	$(1,845,496)	$(16,846,221)

Adjustments to reconcile net loss to net cash used in operating activities
Stock based services and compensation	17,932,787	1,722,500	15,155,488
Stock issued to retire preferred stock and debt	4,236		4,236
Gain on reversal of liabilities		(413,218)
Depreciation and amortization	227,461		227,461
Decrease (increase) in receivables	9,006	(11,356)	(2,350)
Decrease (increase) in deposits	(25,900)		(25,900)
Decrease (increase) in prepaids	(4,352)		(4,352)
Increase (decrease) in interest payable
Increase (decrease) in accounts payable and accrued liabilities	(8,187)	377,071	543,297

Net cash used in operating activities	(946,293)	(170,499)	(948,341)

Investing Activities:
Capital expenditures, net	(331,061)		(331,061)
Increase in other assets	—
Net cash used in investing activities	(331,061)		(331,061)

Financing Activities:
Proceeds from sale of common stock, net	449,807		449,807
Proceeds from issuance of preferred stock		100,000
Proceeds from borrowings under notes payable		30,000
Repayment of related party notes payable		(39,000)
Payments on other notes payable		(10,000)
Proceeds from stock subscriptions		90,000
Proceeds from long term debt, net of issuance costs	985,781	—	985,781

Net cash provided by financing activities	1,435,588	171,000	1,435,588

Net increase in cash and cash equivalents	158,234	501	156,186

Cash and cash equivalents, beginning of period	548	47	2,596

Cash and cash equivalents, end of period	$158,782	$548	$158,782

	Year ended December 31,
	2004	2003	Cumulative during Development Stage (May 18, 2004 to December 31, 2004

Cash paid for:
Interest	$59,840	$6,400	$59,840
Income taxes	—	—	—

Non-cash transactions:
Conversion of convertible notes payable and accrued interest to common stock	$	$27,500	$
Conversion of accrued payroll to preferred stock		200,000
Conversion of stockholder advances to notes payable		34,500
Conversion of notes payable to equity		12,500	—
Conversion of preferred stock to common stock	—	9,000

Conversion of other liabilities to stockholder advances		5,000
Exchange of convertible preferred stock for common stock 3,000,324 shares	3,380,975		3,380,975
Common stock issued for services (At market, date of effective agreement):	—
For consulting contracts 15,831,466 shares	10,156,775		10,156,775
For asset acquisition 15,000,000 shares	13,500,000		13,500,000
For compensation contracts 27,945,000 shares	25,451,500		25,451,500
Issuance of warrants in connection with services	—
Issuance of warrants in connection with convertible debentures		—
Asset retirement obligation	—
Retirement of common stock	—	—

SEE NOTES TO THE FINANCIAL STATEMENTS

POWER3 MEDICAL PRODUCTS, INC

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Item 1. ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

Power 3 Medical Products, Inc. (the “Company” or “Power 3”) was incorporated in the State of Florida on May 15, 1992 and merged into a New York Corporation in 1994, under the name Sheffield Acres, Inc..  Power3 and its wholly owned subsidiaries, C5 Health, Inc. (C5), which was officially dissolved in the State of Delaware and the State of Florida effective December 31, 2003 and Power3 Medical, Inc., a Nevada Corporation, now known as Tenthgate, Inc., were engaged in product development, sales, distribution and services for the healthcare industry.   On September 12, 2003, Surgical Safety Products, Inc. amended its Certificate of Incorporation to (a) declare a 1:50 reverse split of its common stock; (b) increase its authorized capital to 150,000,000 shares of common stock and 50,000,000 shares of preferred stock; and (c) change its name to Power3 Medical Products, Inc.  All references to the number of shares in the accompanying financial statements and notes thereto have been adjusted to reflect the stock split as if it occurred on January 1, 2004.

At December 31, 2004, the Company had one former direct subsidiary, Tenthgate, Inc. (“Tenthgate”).  Tenthgate is not active in Power3’s current line of business activity.  Prior to the acquisition of substantially all the assets and certain liabilities from Advanced BioChem, it was contemplated that Power3 would distribute shares of its subsidiary to its shareholders of record, however the shares of Tenthgate were transferred to a trustee for distribution to the shareholders of Power3 on May 17, 2004, before the Advanced BioChem transaction.  Previous management of Power3 and Tenthgate have been independently operating Tenthgate since the Advanced BioChem transaction.  As a result, Power3 does not now control the operations or activities of Tenthgate and Tenthgate activities are no longer controlled by, nor are their activities associated with Power3 in any manner whatsoever.  Power3 intends to divest itself of its subsidiary due to the differences in business activity between Tenthgate and Power3 operating under its current business model.  Some of the principal reasons for the divestiture of Tenthgate and its subsidiary are that the disposition of Tenthgate will allow the Company’s management to focus exclusively on its business objectives and permit management of Tenthgate more flexibility in its operations and the disposition will allow the market to separately identify and evaluate each business.  The Company is continuing its efforts to complete the disposition of Tenthgate; however current management of Tenthgate has advised the Company that Tenthgate has issued a significant number of shares of its common stock purportedly reducing the Company’s ownership interest to less than 1%.  The Company believes this stock issuance to be invalid, however the Company does not have access to the records of Tenthgate and is considering its alternatives with respect to these actions.  The Company still desires to complete a divestiture of Tenthgate, and believes the operations are inconsistent with and not material to the current activities of the Company.  As a result, the operations and assets of Tenthgate are not consolidated or otherwise presented herein.

In 2003, the Company was an operating company, marketing devices to aid surgical procedures. Prior to May 18, 2004, the products had received only minor market acceptance and sales had slowed to the point that Power3 was searching for other products and markets to increase its presence in the healthcare industry.  In early 2004, Power3 became aware of a biotech company that appeared to have a set of assets and intellectual properties that it required to more effectively pursue its business model.  That company, named Advanced BioChem, doing business as ProteEx, provided contract-for-fee lab services analyzing protein biomarkers. At the conclusion of negotiations with Advanced BioChem, Power3 entered into an Asset Purchase Agreement dated May 18, 2004, whereby it purchased substantially all the assets and intellectual properties of Advanced BioChem, and assumed certain liabilities, as scheduled in the agreement, from Advanced BioChem.   After the transaction, certain employees from Advanced BioChem became employees of Power3 and were later issued Employment

Agreements by Power3.  As consideration in the Asset Purchase Agreement, Power3 issued 15,000,000 shares of common stock to Advanced BioChem.

Power3 Medical Products, Inc. did not continue the business activity of Advanced BioChem and never conducted any contract-for-fee lab service work whatsoever.  Subsequent to the asset purchase, the business model of Power3 was significantly changed, the Company entered into the development stage and began to commercialize the intellectual property it acquired in the transaction, with its focus in the early detection, monitoring and targeting of diseases through the analysis of proteins.  Power3’s new developmental stage objective, and activity, is to develop its intellectual properties by focusing on disease diagnosis, protein and biomarker identification and early detection indicators in the areas of cancers, neurodegenerative and neuromuscular diseases, as well as other scientific areas of interest associated with protein biomarkers.

After the asset purchase transaction on May 18, 2004, the previous management of Power3 resigned and left the employ of the Company.  Subsequent to these resignations, two employees of Advanced BioChem were granted employment agreements by Power3.  These two employees were Steven B. Rash as President and CEO and Dr. Ira Goldknopf as Chief Scientific Officer.

2.RESTATEMENT OF UNAUDITED FINANCIAL INFORMATION

On May 18, 2004, Power3 executed the Asset Purchase Agreement (“the Agreement”) referred to above, to purchase substantially all the assets of Advanced BioChem and assume certain liabilities in exchange for the issuance of 15,000,000 shares of common stock of Power3.  For financial statement purposes, the transaction was treated, at the time, as a recapitalization of the equity structure of Power3 and therefore, the accumulated deficit of Power3 was eliminated, no stock-based expenses were recorded as a result of this transaction, and the assets and liabilities of Power3 and Advanced BioChem were combined, based on the accounting treatment as recapitalization, in a reverse acquisition.   Subsequent to the filing of Form 10-QSB for the quarter ended March 31, 2005, during its interim revue, Power3 determined that the purchase of assets and the acquisition of certain liabilities of Advanced BioChem, which occurred on May 18, 2004, is properly accounted for as a purchase transaction, in a related party transaction.  In addition, management determined that, due to the specific nature of the transaction and because Power3 did not continue the business activity of Advanced BioChem whatsoever, Advanced BioChem cannot be considered a predecessor.  In addition, because the asset acquisition by Power3 was a purchase of equipment and intellectual property from an entity that continued its existence and its previous business activity after the purchase transaction, rather than being merged into Power 3, and because the combination did not contain other elements of an equity merger of the two companies, the Company determined that the facts of the transaction had been misapplied and that purchase accounting is the more appropriate accounting treatment and Advanced BioChem would not be presented as a predecessor.  This accounting treatment represents a restatement of the transaction referenced above, which was previously characterized as a recapitalization of Power3, as in a reverse acquisition.  The Balance Sheet, Statement of Operations and the Statement of Cash Flow shown in Part I, Item 1, display the financial statements of the Company consistent with the restatement of the asset acquisition as purchase accounting.

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Investments

The accompanying 2003 financial statements include the accounts of Power3 and its subsidiaries.  As described in Item 1, the Company’s former subsidiary, now known as Tenthgate, Inc., is not consolidated in 2004, since the Company has distributed the stock to a trustee for distribution to the shareholders, and the Company does not control Tenthgate, Inc.  As such, in 2003, the Company accounted for its interest in Tenthgate using the cost method.

Deemed Distribution

During the 2nd Quarter of 2004, the Company issued 15,000,000 shares of common stock as consideration for a set of assets and liabilities purchased from Advanced BioChem in the asset purchase transaction of May 18, 2004.  Because this transaction was between individuals and entities considered to be related parties, under the rules of the SEC, the assets are recorded at historical cost and the amount in excess of historical cost is considered to be a deemed distribution to the shareholders. As part of that transaction, the Company recorded a deemed distribution of $ 13,371,776 as the difference between the market value of the stock at $0.90 per share on the date of the agreement ($13,500,000) and $128,224, debt in excess of the assets received in the transaction.

During the 4th Quarter of 2004, the Company converted Series A Preferred Stock owned by former management of the Company to common shares, per the terms of the Series A Preferred Stock held by these individuals (Novak, Gray and Leonard.)  As part of that transaction the Company recorded a deemed distribution of $3,380,975, the market value of the common shares issued at the date of issue of the common shares.  Since both of these deemed distributions occurred after May 18, 2004, the date the Company entered the development stage, the total of these two deemed distributions ($16,752,751) is included in the deficit accumulated during the development stage in the Balance Sheet of the Company as presented for December 31, 2004.  The total presented in the Balance Sheet for deficit accumulated during development stage of ($33,598,972) is the combined deemed distributions of ($16,752,751) and the net loss during development stage of ($16,846,221).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make.  Estimates that are critical to the accompanying financial statements include assessing the impact of contingencies and the amortization periods for the debt issuance costs and debt discount on the convertible debentures (see Note 8) as well as estimating depreciation and amortization periods of tangible and intangible assets, and long-lived impairments, among others.  The markets for the Company’s products are characterized by intense competition, evolving standards and price competition, all of which could impact the future realizability of the Company’s assets.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Financial Instruments and Concentrations of Credit Risk

Management believes the book value of the Company’s cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values due to their short-term nature.  Management has used certain valuation techniques to estimate the fair value of the convertible debentures and other notes payable because of the lack of similar type arrangements in the marketplace.

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents.  The Company occasionally maintains cash and cash equivalents balances in excess of federally insured limits.  The Company has not experienced any losses in such accounts.

Furniture, Fixtures and Lab Equipment

Furniture, fixtures and lab equipment are stated at cost.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the assets’ estimated useful lives.  At December 31, 2004, certain lab equipment having a net book value of approximately $37,500 serves as security for certain liabilities.

Debt Acquisition Costs

Debt acquisition costs are being amortized over the maximum term of the convertible debentures of three years using the straight line method.

Unamortized Discount

Unamortized discount resulting from the allocation of value to warrants and the beneficial conversion feature embedded in the convertible debentures is being amortized to interest expense over the contractual lives of the debentures using the interest method.

Other Intangibles

Other intangibles consist primarily of patents which are recorded at cost and arise from legal and filing fees.  Patents and other intangibles are being amortized over ten years on a straight-line basis.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. The Company evaluated its long-lived assets at December 31, 2004 and determined that certain impairment losses were necessary. As a result, operations were charged for $45,024 during the year ended December 31, 2004.  Management believes that the remaining balances of the Company’s long-lived assets are recoverable at December 31, 2004.

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

Research and Development

Research and development costs, which approximated $411,174 for the year ended December 31, 2004 are expensed as incurred.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

In 2003, the Company shipped its product directly from the outsource manufacturer to the customer without taking ownership or possession of its products.  All shipments were FOB destination with freight allowed and payment terms were net 30 days after shipment.

The Company’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 101-Revenue Recognition in Financial Statements (SAB 101) for determining when revenue is realized or realizable and earned.  In accordance with the requirements of SAB 101 the Company recognizes revenue when (1) Persuasive evidence of an arrangement exists; (2) Delivery has occurred; (3) the Seller’s price is fixed or determinable; and (4) collectibility is reasonably assured.

Sales Returns, Discounts and Other Reductions in Revenue

The Company does not allow returns for credit or discounts on purchases of surgical safety devices.  Based on historical experience, the Company does not recognize any allowance for warranty or defects and the costs of warranty or defects were expensed as incurred.

Advertising Costs

Advertising expenses, which were $-0- for the years ended December 31, 2004 and December 31, 2003, are expensed as incurred.

Investments

The accompanying financial statements for the year ended December 31, 2003 include the accounts of Power3 and its subsidiaries.  The Company accounted for its interest in Tenthgate, during 2003, using the cost method.

In the financial statements for the year ended December 31, 2004, the accounts of the Company’s former subsidiary, Tenthgate, are not consolidated since the Company has distributed the stock it held in Tenthgate to a trustee for distribution and the Company does not control Tenthgate, as of the year ended December 31, 2004.

Other Income

During the year ended December 31, 2003, various unsecured liabilities having a carrying value of approximately $413,200 were extinguished.  The transactions resulted because the age of the payables led management to conclude that the possibility of payment of such liabilities is remote.  Because none of the liabilities were to related parties, the extinguishments were included in other income in the accompanying 2003 consolidated statement of operations.

(2) GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has primarily been involved in research and development and capital raising activities; as such the Company has incurred significant losses from operations and has a significant stockholders’ deficit at December 31, 2004.

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

(3)  Loss Per Share

At December 31, 2003, common stock options and preferred stock were excluded from the fully diluted loss per share calculations because the effects would be anti-dillutive.  At December 31, 2004, the following common equivalent shares were excluded from such calculations for the same reason:

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

At December 31, 2004 the Company had net operating loss carryforwards for income tax purposes of approximately $9,551,000 arising primarily from stock based expenses that are considered to be permanent differences.  These net operating loss carryforwards expire at various times through the period ended December 31, 2022 however because the Company has experienced changes in control and has incurred significant operating losses, utilization of the income tax loss carryforwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying balance sheet because the Company established a valuation allowance to fully reserve such assets as their realization did not meet the required asset recognition standard established by SFAS 109.

(5) Related Party Transactions

In connection with the related party notes which existed at December 31, 2003, the Company incurred interest expense of approximately $10,600 during the year ended December 31, 2003.

On July 1, 2003, the Company entered into a consulting arrangement with one of the holders of Series A Preferred Stock to provide strategic and corporate development services on behalf of the Company.  This arrangement was on a month to month basis and was for $10,000 per month.  On December 31, 2003, $60,000 was unpaid and due to this party.  This amount was included in accounts payable and accrued liabilities at December 31, 2003.

At December 31, 2003, Notes Payable-Related Party consisted of three unsecured promissory notes due to a former officer ($9,500), a former officer’s spouse ($25,000) and a preferred stockholder($20,000) totaling $54,500.  These notes, which were in default as of December 31, 2003, bear interest at fixed rates between 10% and 12% per annum.  Total interest incurred under these notes approximated $5,500 for the year ended December 31, 2003.

During the three months ended March 31, 2005 the chief financial officer advanced $35,000 to the Company.  The advance, which is due on demand and unsecured, bears interest at 6% per annum.  At June 30, 2005, the balance of the advance is included in accounts payable and accrued and other liabilities in the accompanying condensed balance sheet.

On May 31, 2005, the Company received an Officer Advance in the amount of $ 55,000.  This advance is in the form of a short-term Note Payable to the Officer, is payable on June 30, 2005, and bears interest at a rate of 6 % per annum until paid.  The Officer has agreed to allow the Company an extension of time to repay this Note.

On June 3, 2005, the Company received an Officer Advance in the amount of $ 50,000.  This advance is in the form of a short-term Note Payable to the Officer, is payable on June 30, 2005, and bears interest at a rate of 6 % per annum until paid.  The Officer has agreed to allow the Company an extension of time to repay this Note.

(6) Notes Payable

At December 31, 2002, the Company had convertible promissory notes payable aggregating $57,500.  During the year ended December 31, 2003, the following conversions occurred:

•                  $37,500 of these notes were converted to 95,000 shares of the Company’s common stock.  The difference between the $37,500 reduction in these notes, and the $27,500 increase in common stock and additional paid-in capital resulted because the market value of the shares issued was less than the carrying amount of the notes.

•                  $20,000 of the convertible notes were converted to other notes payable.  These notes were unsecured, bore interest at a rate of 6 % per annum and were initially due on December 31, 2004.  However they were extended and remain outstanding as of such date.

In addition to the above, other notes payable at December 31, 2003, include $10,000 owed to the Company’s former landlord.  This note and 50,000 shares of the Company’s common stock were provided to the landlord as full consideration for a note payable of $33,009 owed to such landlord at December 31, 2002.  The $10,000 note was paid.

(7) Other Commitments and Contingencies

Operating Lease for Office and Laboratory Space

In August 2004, the Company entered into a new lease which expires on August 31, 2009, has an initial term of sixty-three months, and requires base monthly minimum lease payments ranging from approximately $6,000 to $9,600 (plus utilities and operating expenses) over the lease term.  The lease contains a provision which allows the Company to extend the lease for two additional terms of sixty months.  Rent expense (for the office lease) approximated $28,952 during the year ended December 31, 2004.

Other Leases

In June, 2004, the Company entererd into a new lease for a telephone system which expires in June, 2009, has an initial term of 60 months and requires base monthly minimum lease payments in the amount of $184.51 per month over the lease term.  The Company paid $1,107 on this lease during the year ended December 31, 2004.

In October, 2004, the Company entered into a new lease for computers which expires in September, 2006, has an initial term of 24 months and requires base monthly minimum lease payments in the amount of $344 per month over the lease term.  The Company paid $344 on this lease during the year ended December 31, 2004.

Future other lease commitments are as follows:

2005	$6,072
2006	5,109
2007	2,220
2008	2,220
2009	1,110

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

Other Common Stock Grants

In addition to the above common stock grants, the Company granted 1,305,000 shares of its common stock to various other employees.  Because all of the shares were granted at no cost to the employees, and because the shares generally vest over a period of two years, the Company recorded $26,612,600 of deferred compensation upon the date of the grant (which amount was determined based on the total number of shares granted times the trading values of the shares on the dates the stock grants were made).  This amount is being amortized to stock based compensation expense over the vesting period.

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

Future required payments for base compensation under all of the employment agreements discussed above are approximately as follows:

Periods Ending December 31,	Amounts

2005	$470,000
2006	470,000
2007	410,000
2008	350,000
2009	131,250

Total	$1,831,250

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

Dispute with Advanced BioChem

Advanced BioChem recently advised the Company, and publicly announced, that it was reviewing the terms of the Company’s acquisition of substantially all of the assets and assumption of certain liabilities of Advanced BioChem pursuant to the Asset Purchase Agreement. Advanced BioChem has asserted that the Company did not assume all of the liabilities for which it was obligated under the terms of the purchase agreement.    On August 8, 2005, Advanced BioChem filed suit against Power3 and Steven B.Rash and Ira Goldknopf claiming damages of at least $3,000,000 including the costs of litigation and of addressing the claims of the creditors of Advanced BioChem that remain unpaid.  The terms of the Asset Purchase Agreement are not clear and are subject to different interpretations. While the Company believes that it has properly interpreted the provisions of the agreement, fulfilled its obligations thereunder and reflected the terms of the transaction in its financial statements and previous filings, the Company cannot be assured it will prevail.  Power3 has previously had discussions and negotiations with Advanced BioChem in an effort to resolve this disagreement. Notwithstanding this, because the Company had previously offered to assume certain additional liabilities of approximately $425,000 in connection with their efforts to resolve the dispute, the Company had previously recorded $425,000 in contingent liabilities on its balance sheet.  In accordance with Financial Accounting Standards Board Statement Number 5, “Accounting for Contingencies”, the Company was prepared to increase the purchase price by $425,000 (which amount represents the minimum amount of the range of additional liabilities that may ultimately be assumed upon the resolution of this matter).   Recently, as a result of Advanced BioChem’s refusal to further negotiate to settle the question, management has reviewed the liabilities in question and has determined that Power3 is not liable for any of the aforementioned liabilities and these contingent liabilities have been removed from the Company’s balance sheet.  However, the Company remains contingently liable for the claimed liabilities of $2,575,000. The purchase price and related financial statements have not been adjusted for these liabilities as the fair value of this contingency cannot be reasonably estimated at this time.

Subpoena from the SEC, Division of Enforcement

On June 27, 2005, the Company received a subpoena for documents regarding the SEC’s Division of Enforcement investigation In The Matter of Maui General Store, Inc.  It is the Company’s understanding that the Maui General Store matter relates to a promotional scheme by certain individuals to promote the stock and stock price of certain entities during 2004.  The Company provided all documents in its possession pursuant to the subpoena and complied fully with the subpoena on July 11, 2005.  The Company has received no further correspondence from the Enforcement Division of the SEC.  The Company has not been notified that it is a subject of this investigation.

Settlement Agreement

At December 31, 2003, accrued and other liabilities included $10,000 to a former supplier of support services for the Company’s Oasis systems, which amount arose from the settlement of certain litigation.  Pursuant to the terms of the settlement, the Company had agreed to pay the plaintiff $20,000 on or before May 31, 2002, however such payment was not made and therefore the Company became liable to the plaintiff for $100,000 plus interest from June 1, 2002.  The liability was settled for $20,000 in 2004 and the $100,000 liability was removed from accrued liabilities at such time.

Leases in 2003

In May, 2002, the Company entered a lease expiring on March 31, 2006.  This lease was terminated on October 29, 2002 and all future obligations were released in exchange for a promissory note totaling $33,009, which included termination and related fees.  This note and all accrued interest were due on October 29, 2003.  On December 29, 2003, this note was renegotiated and at December 31, 2003, only $10,000 remained outstanding.  The note was paid in 2004.

Subsequent to termination of such lease, the Company operated out of its President’s and Chief Financial Officer’s homes.  Effective October 15, 2003, the Board of Directors resolved that a stipend be provided to the two officers for use of their home offices and related equipment in the service of the Company’s goals until such time that permanent office space is secured.  This stipend of $500 per month for each of the officers was retroactive to September 2002 at the time when the previous office space was vacated.  As a result, $15,000 of rent expense has been included in selling, general and administrative expenses in the accompanying 2003 consolidated statement of operations.

Other

On January 30, 1998, the Company entered into an agreement with Sarasota Memorial Hospital (the “Provider”) in which the Provider was to perform clinical testing of ten surgical or medical products submitted by the Company.  The agreement, which was personally guaranteed by Dr. Michael Swor, the Company’s predecessor CEO, expired on January 30, 2003 and required the Company to pay the Provider a fixed amount of $25,000 for each of the ten studies.  The agreement further provided that the Company was obligated to pay the $250,000 even if the Company elected to forego having the Provider perform the clinical testing.  The Company did not submit any products for clinical testing during the term of the agreement and/or pay any amounts due under this arrangement.  For various reasons, the Provider agreed to waive their rights under the agreement provided that the Company either (1) entered into a new profit participation agreement with the Provider under which the Provider would receive no less than $250,000 within a four year period commencing on the date of such agreement or (2) made an immediate payment of $50,000 to the Provider.  As a result thereof, the Company recorded a $50,000 liability as of December 31, 2002, which amount represented the probable amount of the liability existing at such time, as well as at December 31, 2003.  The liability was paid in 2004.

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

In connection with such financing, the Company became obligated to issue to its placement agent, Westor Online and Kogan and Associates, a warrant to purchase 100,000 shares of common stock at an exercise price of $3.00. If any investor exercises their additional investment rights and purchases additional debentures, the placement agent will be entitled to receive additional warrants to purchase up to a number of shares of common stock equal to ten percent (10%) of the exercise price paid upon exercise of the additional investment rights divided by ninety percent (90%) of the market price as of the initial closing.

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

(9) Other Significant Equity Transactions

During the year ended December 31, 2003, a stockholder contributed $90,000 in exchange for the right to receive a total of 300,000 shares of the Company’s common stock.  These shares were not issued as of December 31, 2003, and accordingly the par value of such shares is reflected as common stock subscribed.

On December 31, 2003, an independent consultant was issued 100,000 shares of restricted common stock for assisting the Company in certain development activities.  Stock based compensation of $37,500 was recorded as a result of this transaction based on the fair value of the shares at the date of issuance.

At December 31, 2003, the Company had 9,500 warrants outstanding, which entitled the holders to purchase one share of the Company’s restricted common stock for $50 per share.  The warrants expired in 2004.

Series A Preferred Stock

On March 31, 2003, the Company’s Board of Directors authorized 4,000,000 shares of Series A Preferred Stock.  Simultaneously, the Company issued 2,660,000 shares of Series A Preferred Stock in consideration of accrued and unpaid salary totaling $200,000 to two officers of the Company and 1,330,000 shares of Series A Preferred Stock in consideration of $100,000 cash by an individual investor.  The Company recorded $1,695,000 of non-cash compensation expense as a result of this transaction during 2003.  The transaction was recorded in the fourth quarter of 2003 based on the value of the Company’s stock immediately subsequent to the stock split discussed previously.  On December 31, 2003 the two officers mentioned above converted a total of 120,000 shares of their Series A Preferred Stock into 1,200,000 common shares.   In November, 2004, the Series A Preferred stockholders converted their remaining preferred shares into 3,000,324 shares of common stock.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for all of its options and warrants (the “Warrants”)  under the fair value method of that Statement. The fair value for the Warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for Warrants granted in 2000: risk-free interest rate of 6.03%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of .34; and a weighted-average expected life of the options of 2.7 years. The following assumptions were used for Warrants granted in 2004: risk-free interest rate of 5.0%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 1.86 and a weighted-average expected life of the options of -0- years (as all were immediately vested). The Black-Scholes option valuation model was developed for use in estimating the fair value of traded Warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s Warrants have characteristics significantly different from those of traded Warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.  .

All of the Company’s warrants were recorded at their fair values; accordingly stock based compensation actually recorded and stock based compensation that would be recorded using a fair value based method are identical.  For purposes of pro forma disclosures, the estimated fair value of the options is charged to expense over the options’ vesting period.  For the fiscal year ended December 31, 2003, the Company would have recorded compensation expense of approximately $11,750 as a result of outstanding options.

The Company’s pro forma information for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Net Loss:
As reported	$(19,081,344)	$(1,845,496)
Stock based employee compensation expense
Determined under fair value based methods, net of tax		$(11,750)
Option Expense	$(626,100)

Pro forma net loss	$(19,707,444)	$(1,857,246)

Loss per share, basic and diluted:
As reported	$(0.45)	$(1.81)
Pro forma	$(0.47)	$(1.83)

A summary of the Company’s warrant activity and related information for the years ended December 31, 2004 and 2003 is as follows:

	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding at beginning of year	6,360	12.50	6,360	12.50

Cancelled	—	—	—	—

Granted	3,080,000	1.44

Exercised	—	—	—	—

Outstanding at end of year	3,086,360	1.46	6,360	12.50

Exercisable at the end of the year	3,086,360	1.46	6,360	12.50

The following table summarizes information about the Company’s Warrants outstanding at December 31, 2004:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$.98	300,000	2.4	$.98
$1.00	100,000	2.4	$1.00
$1.43	50,000	2.8	$1.43
$1.44	2,500,000	4.8	$1.44
$2.77	30,000	2.6	$2.77
$3.00	100,000	4.8	$3.00
$6.50	5,460	6.0	$6.50
$50.00	900	3.0	$50.00

	3,086,360		$1.46

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

On April 5, 2005, the Company received a bridge loan in the amount of $ 251,000.  This bridge loan is due and payable on the sooner of August 15, 2005 or one business day following the closing of the Company’s sale and issuance of the $1,600,000 aggregate principal amount of debentures which come due on August 15, 2005.  This bridge loan bears interest at a rate of 10% per annum which, at the holder’s option may be paid in (a) cash or (b) that number of shares of the Company’s common stock determined by dividing $ 251,000 by the common stock price on the date of payment and multiplying the quotient so obtained by 20%.  The holder of this Note has agreed to allow the Company an extension of time to repay this Note.

On June 17, 2005, the Company received a bridge loan in the amount of $ 396,500.  This bridge loan is in the form of a promissory note, payable on the sooner of August 15, 2005, or the fifth day following the effective date of the Company’s registration statement on Form SB-2.  The note is secured by a Stock Pledge Agreement, entered into on June 17, 2005, by the CEO of Power3, wherein the Pledger agreed to pledge 6,000,000 shares of common stock as security for the performance of the Company under the note.   The note bears no interest, other than in case of default, in which case the note shall bear interest at the rate of 18% per annum from the date such interest would be due.  The holder of this Note has agreed to allow the Company an extension of time to repay this Note.

On June 3, 2005, Mr. Rosinski, Chief Financial Officer of the Company, resigned and terminated his employment at the Company as of that date.  In accordance with his resignation, the employment agreement with Mr. Rosinski terminated, on June 3, 2005, and the stock grant of 140,000 shares of Restricted Stock to Mr. Rosinski is terminated.  Mr. Rosinski has returned his stock shares in accordance with this forfeiture.

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

On August 29, 2005, Power3 issued an 8-K/A restating its previously reported financial statements for the three month period ended March 31, 2004.

Item 8. Changes In Accountants on Accounting and Financial Disclosure

On July 28, 2005, the management of Power3 Medical Products, Inc. (“the Company”) decided upon a change in its independent public accounting firm and confirmed that the Company would no longer engage Kingery & Crouse, P.A. as its independent public accounting firm.  On that same date, the Company engaged the services of John A. Braden & Company, PC, as its independent public accounting firm for its fiscal year ending December 31, 2004.  The Company’s Board of Directors authorized the engagement of John A. Braden & Company, PC as the Company’s independent public accounting firm.

The audit report of Kingery & Crouse on the Company’s financial statements as of and for the fiscal year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, but did contain modifications as to the Registrant’s ability to continue as a going concern.  From the date of Kingery & Crouse’s appointment through the date of their dismissal on July 28, 2005, there were no disagreements between the Company and Kingery & Crouse, P.A. on any matter listed under Item 304, Section (a) (1) (iv) A to E of Regulation S-B, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Kingery & Crouse, P.A. would have caused them to make reference to the matter in its reports on the Company’s financial statements.

In deciding to select John A. Braden & Company, the Board of Directors of Power3 reviewed auditor independence issues and existing commercial relationships with John A. Braden & Company and concluded that John A. Braden & Company has no commercial relationship with the Company that would impair its independence.

During the two most recent fiscal years ended December 31, 2003 and December 31, 2004, and the subsequent interim period through July 28, 2005, the Company did not consult with John A. Braden & Company, PC, regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 8a. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on this evaluation and for the reasons set forth below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2004, the end of the period covered by this annual report.

As reported in the Company’s Quarterly Reports on Form 10-QSB for the quarterly periods ended September 30, 2004 and March 31, 2005, the Company identified certain deficiencies which caused management to conclude that the Company’s disclosure controls were ineffective as of September 30, 2004.  The Company has undertaken steps and implemented actions as disclosed in its previous Form 10-QSB’s in an effort to resolve these deficiencies.  While the actions identified in the previously filed Form 10-QSB’s and the actions identified below have addressed many of these deficiencies, the Company continued to have deficiencies with respect to its disclosure controls and procedures at December 31, 2004 including the following:

Deficiencies have arisen from a lack of supporting documentation and records relating to periods prior to the Advanced Bio/Chem transaction and a lack of communication between the Company, its auditors and the management of Advanced Bio/Chem.  The Company had encountered delays in obtaining necessary supporting documentation and records for the audit of Advanced BioChem previously during 2004 prior to the date of the Advanced Bio/Chem transaction.  The delay in obtaining this supporting documentation resulted in a delay in the completion of the Company’s financial statements and the filing of this Annual Report on Form 10-KSB.  Under the purchase accounting treatment of the Advanced BioChem transaction discussed previously, this is no longer an issue because the financial statements of Advanced BioChem are no longer required for this report.

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

The Company continues to face disputed issues relating to the integration of the Advanced Bio/Chem transaction and with previous management of the Company, and such issues have caused the Company’s accounting personnel to devote significant and unanticipated time and attention to these matters.

The Company continues to believe that the deficiencies are attributable to many factors including issues relating to the quality of the Company’s disclosure controls and procedures at the time of the Advanced Bio/Chem transaction and the transition following the transaction.  Management is committed to a sound disclosure control and internal control environment and is continuing its efforts to improve the Company’s infrastructure, personnel, processes and controls to help ensure that the Company is able to produce accurate financial statements on a timely basis.

Changes in Internal Control Over Financial Reporting

As previously disclosed in the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending September 30, 2004, the Company implemented several actions during the third quarter of 2004 in an effort to improve its internal control over financial reporting.  During the fourth quarter of 2004, the Company continued the implementation of more rigorous policies with respect to its disclosure and financial reporting review process including improvements of its infrastructure and processes to improve its internal control over financial reporting.  The Company also is continuing its implementation of procedures to improve its review and processing of non-accounting documentation and contracts.  Other than the changes described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8b.  Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

Set forth below is certain information concerning each of the Company’s directors, executive officers and significant employees.  All directors of the Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.  The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office.  The Company’s directors, executive officers, significant employees, and their ages, positions held and duration as such are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Steven B. Rash	Chief Executive Officer and Director	57	May 18, 2004
Ira L. Goldknopf	Chief Scientific Officer and Director	59	May 18, 2004
Michael J. Rosinski	Chief Financial Officer	60	July 2, 2004
Brian R. Folsom	Director of Laboratory Operations	48	July 12, 2004
John P. Burton	Chief Accounting Officer	59	June 3, 2005

Certain additional information concerning the individuals named above is set forth below.  This information is based on information furnished by each director, executive officer and significant employee.

Steven B. Rash joined the Company in May 2004 as Chairman of the Board of Directors and Chief Executive Officer.  Mr. Rash was Chairman of the Board of Directors and Chief Executive Officer of Advanced Bio/Chem, Inc. from September 2003 to May 2004.  Prior to that time he was an independent consultant from February 2003 until September 2003.  In April 2001, Mr. Rash was employed as a consultant to Global Water Technologies, Inc. and was hired as President and interim CFO of the company in January 2002 and retained that position until February 2003.  From April 2000 until April 2001, he was an independent consultant.  From June 1995 until March 2000, Mr. Rash was employed as President and CEO of American Biomed, Inc., a publicly traded medical device company.  Mr. Rash has a B.S. in Business Administration from the University of Delaware and an M.B.A. from Southern Illinois University.

Ira L. Goldknopf, Ph.D. joined the Company in May 2004 as Chief Scientific Officer and Director.  From August 2000 until May 2004, Dr. Goldknopf was Chief Scientific Officer of Advanced Bio/Chem, which he co-founded in 2000.  From August 1997 until August 2000, Dr. Goldknopf was a biotechnology consultant.  Dr. Goldknopf has a B.A. in Chemistry from Hunter College and a Ph.D. in Biochemistry from Kansas State University.  Dr. Goldknopf spent ten years on the faculty of Baylor College of Medicine and is the author of over 70 publications and a principal inventor of the Company’s intellectual property.  Dr. Goldknopf also serves on the Company’s Scientific Advisory Board.

Michael J. Rosinski joined the Company on July 2, 2004 as Chief Financial Officer.  From January 1997 until June 2004, he was Senior Vice President and Chief Operating Officer for Municipal Energy Resource Corporation.  From August 1992 to December 1996, he was employed at Santa Fe Energy Resources, Inc., where he served as Chief Financial Officer from 1992 to 1994 and Senior Vice President from 1994 to 1996.  Mr. Rosinski has a B.S. in Mechanical Engineering from Georgia Tech and an M.B.A. from Tulane University.  On June 3, 2005, Michael Rosinski, Chief Financial Officer of the Company, resigned and thereby terminated his employment at the Company as of June 3, 2005.  Mr. Rosinski resigned to pursue personal interests and is available for communication with the Company as to questions and matters of import to the Company.

On June 6, 2005, John P. Burton was named Chief Accounting Officer and Controller of the Company.   Prior to joining the Company, Mr. Burton was employed at Affiniscape, Inc. where he served as Chief Financial Officer from December, 2003 until August, 2004.   From December, 1999 to March, 2003, he was employed at Bob Johnson & Associates, Inc. as Controller.  Mr. Burton has a BBA and MBA from The University of Texas at Austin.

Brian R. Folsom, Ph.D. joined the Company on July 12, 2004 as Director of Laboratory Operations.   From January 2001 to July 2003, he was a Staff Engineer at Diosynth-RTP.  From July 2003 until July 2004 he was an independent consultant.  From March 1995 until January 2001, he was the Manager, Process Development for Enchira Biotechnology Corporation.  In his prior positions, Dr. Folsom has been responsible for the management of laboratories involved in the development of biotechnological intellectual property over the past ten years.  Dr. Folsom has a B.A. in Chemistry from MacAlester College and a Ph.D. in Biochemistry from Washington State University.  Dr. Folsom is the author of 15 scientific publications and holds two patents.

There are no family relationships among any of the directors or executive officers of the Company.  Except as disclosed below with respect to the amended and restated employment agreements of Messrs. Rash, Goldknopf and Rosinski, no arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director or executive officer was elected to serve.

Mr. Rash has many years of experience in corporate reorganizations, finance and new business development.  Mr. Rash was hired by American Biomed, Inc. in June 1995 to assist in the reorganization and turnaround of the company.  Mr. Rash remained with American Biomed until March 2000 as president and CEO during which time the company was restructured.  In July 2000, approximately four (4) months after Mr. Rash’s departure, American Biomed filed for Chapter 7 bankruptcy proceedings.  Mr. Rash was initially retained as a consultant in April 2001 to assist Global Water Technologies, Inc. and its Chairman/CEO in formulating a turnaround strategy for the company.  Mr. Rash was subsequently employed as president and interim CFO in January 2002.  Global Water was declared in default of its bank loan in January 2003 and sold its operating division in February 2003.  Mr. Rash resigned in February 2003 and, in May 2003, Global Water filed for Chapter 11 bankruptcy proceedings.

Except as described above with respect to Mr. Rash, none of the Company’s directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

•                  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•                  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•                  being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•                  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

The board of directors has not established an audit committee or any committee performing similar functions.  Consequently, the Company does not have an audit committee financial expert as defined in Item 401(3) of Regulation S-B.  Management believes that in light of the Company’s current size and its status as a company with no operations, the establishment of an audit committee and the retention of an audit committee financial expert is not necessary at this time and is cost-prohibitive.  The Company also does not have a standing nominating committee of its board of directors or any committee performing a similar function.

Scientific Advisory Board

The Company’s Scientific Advisory Board provides assistance in the research and development of the Company’s products.  Unlike members of the Company’s Board of Directors, members of the Scientific Advisory Board, other than Dr. Goldknopf, are not involved in the management or operations of the Company.  The members of the Scientific Advisory Board are as follows:

Dr. Stanley H. Appel, M. D. is Professor and Chair of Neurology at the Methodist Hospital Neurological Institute,  Professor of Neurology at Baylor College of Medicine, Director of the Vicki Appel MDA/ALS Clinic, and past-Director of the Alzheimer’s Disease Research Center at Baylor College of Medicine in Houston, Texas. He also serves as the Director of the Jerry Lewis Neuromuscular Research Center.  Dr. Appel is a leading authority on degenerative neurological diseases, such as Parkinson’s, Alzheimer’s and ALS.  Specifically, Dr. Appel focuses on the importance of neurotrophic factors and immune mechanisms, including the role of inflammatory cytokines in these diseases. He has served as an Advisory Board member of the Alzheimer’s Disease and Related Disorders Association and as a Council member of the American Society of Neurochemistry.

Dr. Zouhair Atassi, Ph. D. is the current Robert A. Welch Chair of Chemistry and the Professor of Biochemistry and Molecular Biology at Baylor College of Medicine, Houston, Texas. After completing his Ph.D. in Chemistry, University of Birmingham, England, Dr. Atassi started his career in 1960 as Postdoctoral Research Fellow in Chemistry at the University of Birmingham.  Dr. Atassi was the 2003 President of the Institute of Immunobiology and he is the current Editor-in-Chief for The Protein Journal, Protein Reviews and Critical Reviews in Immunology. Dr. Atassi has published 14 books and several volumes in Immunochemistry of Proteins and Immunobiology of Proteins and Peptides. He has given more than 150 lectures in national and international conferences and more than 180 invited seminars in U.S. and foreign universities and research institutions. In addition Dr. Atassi has more than several hundred scientific publications and has been awarded five United States patents between 1996 and 2000.

Dr. Ira L. Goldknopf, Ph. D. began his scientific career over 30 years ago, pioneering the field that is now known as Proteomics. More than a decade before the start of the Human Genome Project, Dr. Goldknopf made the earliest proteomic discovery at Baylor College of Medicine with Harris Busch, the isolation, identification, and sequencing of a new protein from a two-dimensional gel, Protein A24. During the course of these investigations, he discovered that protein A24 was the first known conjugate of two very important proteins, Histone H2A, a part of the subunit structure that packages DNA in the cell nucleus, and Ubiquitin. Through the work of Dr. Goldknopf and many others (over 9,000 publications in the ensuing years) – including Drs. Avram Hershko, Aaron Ciechanover, and Alex Varshavsky, who shared the 2000 Lasker Award for their achievements – the Ubiquitin Conjugation System is now known to play a major role in the management of the inventories of proteins in the cell, cell proliferation, programmed cell death, and most if not all major regulatory functions in health and disease at the cellular level.

Dr. Thomas E. Watts, M. D. received his M.D. in 1975 from Baylor College of Medicine. Dr. Watts is board certified, from American Board of Family Practice since 1972 and practiced medicine at Blue Earth Medical Center in Minnesota from 1975 to 1996 and is now practicing at the Kelsey-Seybold Clinic, The

Woodlands, Texas.  As a physician with more than 30 years of practice experience, Dr. Watts provides the Company with insights from the perspective of the end user of the Company’s products.

Dr. Alan B. Hollingsworth, M. D. received his M.D. with Distinction from the University of Oklahoma College of Medicine in 1975 where he served as First Vice-President of Alpha Omega Alpha Honor Medical Society.  In addition to his general surgery residency at the University of Oklahoma, he completed a one-year fellowship in surgical pathology at U.C.L.A.  In the 1980s, he joined the first wave of surgeons who chose to limit their practices to breast cancer.  He was the Founding Medical Director of the University of Oklahoma Institute for Breast Health in 1993 where he held the G. Rainey Williams Chair of Surgical Breast Oncology.  Currently, he serves as Medical Director of Mercy Women’s Center (Mercy Health Center, Oklahoma City) and Medical Director, Breast MRI of Oklahoma.  His interest in breast cancer risk assessment led to the publication of the first lay book on the subject, The Truth About Breast Cancer Risk Assessment, and he served as lead author for the multi-institutional consensus paper published in the American Journal of Surgery by the national breast cancer risk assessment working group.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and the persons who beneficially own more than ten percent (10%) of the Company’s common stock to file reports of ownership and changes in ownership with the SEC.  Copies of all filed reports are required to be furnished to the Company.  Based solely on the reports received by the Company and on representations of the reporting persons, the Company determined that there were a number of transactions that were not timely reported.  With respect to its current directors, executive officers, and persons beneficially owning more than ten percent (10%) of the Company’s common stock, the Company undertook to file forms throughout the year.  The Company has implemented new procedures to ensure improved compliance with the reporting requirements on an on-going basis.  To the Company’s knowledge, based solely on its review of the reports received and on representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2004, except:  (i) Mr. Rash did not timely file a Form 3 which was subsequently filed with the SEC; (ii) Dr. Goldknopf did not timely file a Form 3 which was subsequently filed with the SEC; (iii) Mr. Rosinski did not timely file a Form 3 and Form 4, each of which was subsequently filed with the SEC; (iv) Advanced Bio/Chem, Inc. did not timely file a Form 3 which was subsequently filed with the SEC; (v) Mr. Behzadi, a former executive officer of the Company, did not timely file a Form 3 which was subsequently filed with the SEC; and (vi) Mr. Novak, a former executive officer and director of the Company, reported several transactions on five Form 5s rather than on Form 4 after he was no longer an executive officer or director of the Company and has not corrected such filings.

Code of Ethics

The Company has adopted a code of ethics applicable to its principal executive officer and principal financial officer, a copy of which is filed with this Annual Report.

Item 10. Executive Compensation

The following table sets forth the compensation paid by the Company for services performed on the Company’s behalf for the three fiscal years ended December 31, 2004, with respect to those persons who served as the Company’s Chief Executive Officer during the year ended December 31, 2004 and those executive officers who received more than $100,000 in compensation for fiscal year 2004 from either the Company or Advanced Bio/Chem.

Summary Compensation Table

		Annual Compensation(1)			Long Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus	Restricted Stock Award(s)(2)		Securities Underlying Options/SARs		All Other Compensation
		($)		($)	($)		(#)
Steven B. Rash, Chairman of the Board and Chief Executive Officer(3)	2004	190,623		0 0	11,925,000	(4) (5)	0	(5)	0 0

Ira L. Goldknopf, Chief Scientific Officer(6)	2004	96,214		0	11,925,000	(7)	0		0

Michael J. Rosinski, Chief Financial Officer(8)	2004	60,000		0	483,000 (483,000	(8) )(9)	0		0

Timothy S. Novak, Former Chairman of the Board and Chief Executive Officer (10)	2004 2003 2002	13,706 157,500 139,000	(11)	0 0 0	0 0 0		0 0 0		0 0 0

R. Paul Gray, Former Chief Financial Officer, Secretary and Treasurer(10)	2004 2003 2002	4,960 157,500 87,500	(11)	0 0 0	0 0 0		0 0 0		0 0 0

(1)          Other annual compensation provided to the named executive officers did not exceed the applicable disclosure requirements.

(2)          At December 31, 2004 the aggregate number and value of all restricted shares held by each of the named executive officers was as follows:  Rash – 13,250,000 restricted shares, $12,190,000 value; Goldknopf – 13,250,000 restricted shares, $12,190,000 value; and Rosinski – 140,000 restricted shares, $128,800 value.  The values are based on the closing price of $0.90 of the Company’s common stock on May 18, 2004.  Although the Company does not expect to pay dividends on its common stock, any dividends which may be paid on its common stock will not be paid on the restricted stock unless and until such time as the restricted stock becomes nonforfeitable.

(3)          Mr. Rash joined the Company in May 2004 with the completion of the acquisition of assets from Advanced Bio/Chem.  Mr. Rash was the Chairman of the Board and Chief Executive Officer of Advanced Bio/Chem.    Mr. Rash has entered into an employment agreement with the Company which is described below.

(4)          Pursuant to Mr. Rash’s employment agreement, he was awarded 13,250,000 shares of restricted common stock.  The value is based upon a closing price of $0.90 of the Company’s common stock on May 18, 2004.  All of the shares are restricted stock and shall vest on May 18, 2006 if Mr. Rash continues to be employed by the Company on such date.  In addition, Mr. Rash is entitled to receive 1,500,000 shares of restricted Series B preferred stock to be designated by the Company.

(5)          In 2003, Mr. Rash was granted by Advanced Bio/Chem pursuant to his employment agreement 825,000 shares of Advanced Bio/Chem’s common stock and the option to purchase 200,000 shares of common stock at $0.80 per share.  At the time the 825,000 shares were granted, the fair market value of such stock was $0.80 per share for a total of $660,000.  Mr. Rash continues to hold such shares and the value of such restricted stock holdings at December 31, 2004 was $206,250.  Advanced Bio/Chem was to enter into an option agreement with Mr. Rash; however, no such option agreement has been executed nor is it expected since Mr. Rash is no longer an officer of Advanced Bio/Chem.

(6)          Dr. Goldknopf joined the Company in May 2004 with the completion of the acquisition of the assets of Advanced Bio/Chem.  Dr. Goldknopf was the Chief Scientific Officer of Advanced Bio/Chem.   Dr. Goldknopf has entered into an employment agreement with the Company described below.

(7)          Pursuant to Dr. Goldknopf’s employment agreement, he was awarded 13,250,000 shares of restricted common stock.  The value is based upon a closing price of $0.90 of the Company’s common stock on May 18, 2004.  All of the shares are restricted stock and shall vest on May 18, 2006 if Dr. Goldknopf continues to be employed by the Company on such date.  In addition,

Dr. Goldknopf is entitled to receive 1,500,000 shares of restricted Series B preferred stock to be designated by the Company.

(8)          Mr. Rosinski joined the Company on a full-time basis in July 2004.

(9)          Pursuant to Mr. Rosinski’s employment agreement, he was awarded 140,000 shares of restricted common stock.  The value is based upon a closing price of $3.45 of the Company’s common stock on July 2, 2004.  On June 3, 2005, Mr. Rosinski resigned and terminated his employment with the Company.  Therefore, according to his Employment Agreement, his shares were returned to the Company.

(10)    Timothy S. Novak and R. Paul Gray each resigned from their respective positions with Power 3 Medical at the time of the Company’s acquisition of the assets of Advanced Bio/Chem in May 2004.  Messrs. Novak and Gray continue to be the president, and secretary/treasurer, respectively, of Tenthgate.

(11)    On March 31, 2003, each of Messrs. Novak and Gray were issued 1,330,000 shares of Series A Preferred Stock in consideration of accrued and unpaid salary.  At the time of such issuance, the Series A Preferred Stock issued to each had a value of $100,000 which is reflected in the salary figure for 2003.

Director Compensation

Mr. Rash and Dr. Goldknopf are the Company’s sole directors at this time.  Except for the compensation to which each is entitled pursuant to the terms of their respective employment agreements, neither Mr. Rash nor Dr. Goldknopf receive any further compensation for service as directors.  The Company has no formal plan for compensating outside directors at this time.  However, at such time as the Company has outside directors, the Company expects to compensate its outside directors and to reimburse them for reasonable travel and other out-of-pocket expenses incurred in connection with the attendance at meetings.

Option Grants in Last Fiscal Year

No options were granted to the above named officers in 2004.

Employment Agreements

The Company has entered into an amended and restated employment agreement with Mr. Rash.  The employment agreement is effective as of May 18, 2004 and has an initial term of five years, subject to each party’s termination rights.  The agreement provides for a base salary of $250,000 per year and the opportunity to receive cash bonuses based on performance upon the discretion of the Company’s board of directors.  The agreement also includes participation in employee benefit plans offered by the Company to its employees, as well as a grant of 13,250,000 shares of restricted common stock and 1,500,000 shares of restricted Series B preferred stock.  The agreement contains a covenant not to compete with the Company during the period of employment and for a period of two years following the termination or expiration of his employment.  The employment agreement also contains a non-disclosure and non-use of proprietary information clause and a non-interference clause covering the period of employment and for a period of five (5) years thereafter.  Either party may terminate Mr. Rash’s employment under the contract, either with or without cause upon giving the other party at least thirty days notice.  If the Company terminates Mr. Rash’s employment at any time during the initial term without cause, Mr. Rash will be entitled to receive compensation provided under the agreement for the remaining initial term of employment.  In addition, in the event of a change in control as defined in the agreement, the Company may waive, in whole or in part, any and all remaining restrictions on the restricted shares of common stock and Series B preferred stock granted to Mr. Rash.

The Company has entered into an amended and restated employment agreement with Dr. Goldknopf.  The employment agreement is effective as of May 18, 2004 and has an initial term of five years, subject to each party’s termination rights.  The agreement provides for a base salary of $125,000 per year through December 18, 2004 and $100,000 per year thereafter, with an opportunity to receive cash bonuses based on performance upon the discretion of the Company’s board of directors.  The agreement also includes participation in employee benefit plans offered by the Company to its employees, as well as a grant of 13,250,000 shares of restricted common stock and 1,500,000 shares of restricted Series B preferred stock.  The agreement contains a covenant not to compete with the Company during the period of employment and for a period of two years following the termination or expiration of his employment.  The employment agreement also contains a non-disclosure and non-use of proprietary information clause and a non-interference clause covering the period of employment and for a period of five (5) years thereafter.  Either party may terminate Dr. Goldknopf’s employment under the contract, either with or without cause upon giving the other party at least thirty days notice.  If the Company terminates Dr. Goldknopf’s employment at any time during the initial term without cause, Dr. Goldknopf will be entitled to receive compensation provided under the agreement for the remaining initial term of employment.  In addition, in the event of a change in control as defined in the agreement, the Company may waive, in whole or in part, any and all remaining restrictions on the restricted shares of common stock and Series B preferred stock granted to Dr. Goldknopf.

The Company entered into an amended and restated employment agreement with Mr. Rosinski.  The employment agreement is effective as of July 2, 2004 and has an initial term of three years, subject to each party’s termination rights.  The agreement provides for a base salary of $120,000 per year and the opportunity to receive cash bonuses based on performance upon the discretion of the Company’s board of directors.  The agreement also includes participation in employee benefit plans offered by the Company to its employees, as well as a grant of 140,000 shares of restricted common stock.  The agreement contains a covenant not to compete with the Company during the period of employment and for a period of two (2) years following the termination or expiration of his employment.  The employment agreement also contains a non-disclosure and non-use of proprietary information clause and a non-interference clause covering the period of employment and for a period of five (5) years thereafter.  Either party may terminate Mr. Rosinski’s employment under the contract, either with or without cause upon giving the other party at least thirty days notice.  If the Company terminates Mr. Rosinski’s employment at any time during the initial term without cause, Mr. Rosinski will be entitled to receive compensation provided under the agreement for the remaining initial term of employment.  In addition, in the event of a change in control as defined in the agreement, the Company may waive, in whole or in part, any and all remaining restrictions on the restricted shares of common stock granted to Mr. Rosinski.

On June 3, 2005, Mr. Rosinski, Chief Financial Officer of the Company, resigned and terminated his employment at the Company as of that date.  In accordance with his resignation, the employment agreement with Mr. Rosinski terminated, on June 3, 2005, and the stock grant of 140,000 shares of Restricted Stock to Mr. Rosinski is terminated.  Mr. Rosinski has returned his stock shares in accordance with this forfeiture.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder’s Matters

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 24, 2005, the most recent practicable date, regarding beneficial ownership of the Company’s common stock by the following persons:  (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers named in the executive compensation table; and (iv) all of the Company’s directors and executive officers as a group.  There has been no change to any of the amounts reported in the table below, as of the date of filing this report.

Unless otherwise indicated below, to the Company’s knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.  Beneficial ownership is determined in accordance with the rules of the

SEC based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of common stock subject to options or warrants exercisable within 60 days of March 24, 2005, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares of Common Stock	Percent of Class
Industrial Enterprises of America, Inc. (formerly known as Advanced Bio/Chem, Inc.) 770 South Post Oak Lane, Suite 330 Houston, Texas 77056	15,000,000	22.96%
Steven B. Rash 3400 Research Forest Dr., Suite B2-3 The Woodlands, Texas 77381	13, 250,000	20.28%
Ira L. Goldknopf 3400 Research Forest Dr., Suite B2-3 The Woodlands, Texas 77381	13, 250,000	20.28%
Michael J. Rosinski 3400 Research Forest Dr., Suite B2-3 The Woodlands, Texas 77381	140,000 (140,000)	*
Timothy S. Novak 44050 Ashburn Plaza, Suite 195 Ashburn, Virginia 20147	984,504	1.5%
R. Paul Gray 44050 Ashburn Plaza, Suite 195 Ashburn, Virginia 20147	984,504	1.5%
All current directors and executive officers as a group (3 persons)	26,500,000	40.55%

*Indicates less than one percent.

At December 31, 2004, the Company held 100% of the outstanding common stock of its subsidiary, Tenthgate, Inc. (“Tenthgate”), formerly known as Power 3 Medical, Inc.  Tenthgate owned 100% of the outstanding common stock of Ice Therapies, Inc. Tenthgate is not active in Power3’s current line of business activity.  Prior to the acquisition of substantially all the assets and certain liabilities from Advanced BioChem, it was contemplated that Power3 would distribute shares of its subsidiary to its shareholders of record, however the shares of Tenthgate were transferred to a trustee for distribution to the shareholders of Power3 on May 17, 2004, before the Advanced BioChem transaction.  Previous management of Power3 and Tenthgate have been independently operating Tenthgate since the Advanced BioChem transaction.  As a result, Power3 does not now control the operations or activities of Tenthgate.  As a result, Tenthgate’s activities are no longer controlled by, nor are their activities associated with Power3 in any manner whatsoever.  Power3 intends to divest itself of its subsidiary due to the differences in business activity between Tenthgate and Power3 operating under its current business model.  Some of the principal reasons for the divestiture of Tenthgate and its subsidiary are that the disposition of Tenthgate will allow the Company’s management to focus exclusively on its business objectives and permit management of Tenthgate more flexibility in its operations and the disposition will allow the market to separately identify and evaluate each business.  The Company is continuing its efforts to complete the disposition of Tenthgate; however current management of Tenthgate has advised the Company that Tenthgate has issued a significant number of shares of its common stock purportedly reducing the Company’s ownership interest to less than 1%.  The Company believes this stock issuance to be invalid, however the Company does not have access to the records of Tenthgate and is considering its alternatives with respect to these actions.  The

Company still desires to complete a divestiture of Tenthgate, and believes the operations are inconsistent with and not material to the current activities of the Company.  As a result, the operations and assets of Tenthgate are not consolidated or otherwise presented herein.

Changes of Control

In addition to the shares of the Company’s common stock beneficially owned by Mr. Rash and Dr. Goldknopf described above, the Company has entered into amended and restated employment agreements with Mr. Rash and Dr. Goldknopf which require the Company to issue 1,500,000 shares of restricted Series B preferred stock to each of Mr. Rash and Dr. Goldknopf. The Company has not filed the certificate of amendment designating the Series B preferred stock and its powers, designations and relative rights and has not issued the shares of the Series B preferred stock.  As a result of certain restrictions agreed upon with the investors in connection with the Company’s recent financing, the Company may not issue the Series B preferred stock until 90 days after the effective date of the registration statement filed by the Company on behalf of the investors.  After such restrictions lapse, the Company intends to file the certificate of amendment and issue the Series B preferred stock.

The terms of the Series B preferred stock agreed upon by the Company provide that while the shares of Series B preferred stock are held by Mr. Rash and Dr. Goldknopf, they will have the right to vote that number of votes equal to the number of outstanding shares of the Company’s common stock plus one additional vote such that they will hold a majority of the voting rights of the Company.  In the event of the death or termination of employment of either Mr. Rash or Dr. Goldknopf, the remaining holder of the Series B preferred stock will continue to hold such voting rights.  The issuance of such shares of Series B preferred stock will result in a change of control of the Company.

Employee Stock Option Plans

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans enacted by management and approved by the Board of Directors, but not submitted for a vote or approved by all holders of the Company’s securities	580,000	$1.44	17,801,768

Total	580,000	$1.44	17,801,768

The 17,801,768 securities that remain available for future issuance under equity compensation plans arise from the Company’s 2003 Stock Compensation Plan (“2003 Plan”) (8,000,000 of the total) and the Company’s 2004 Directors, Officers and Consultants Stock Option, Stock Warrant, and Stock Award Plan (“2004 Plan”) (9,801,768 of the total).  No options have been issued under the 2003 Plan.  The Company has issued 6,000,000 shares of common stock under the 2004 Plan.  The 2004 Plan initially authorized the issuance of 10,000,000 shares of the Company’s common stock pursuant to the Plan; however, the number of shares available under the 2004 Plan shall increase so that immediately following any grant of securities under the 2004 Plan, the total number of shares issuable under the 2004 Plan and reserved for issuance upon exercise of options, warrants, or conversion of shares of preferred stock will equal 15% of the total number of the Company’s issued and outstanding shares of common stock.

In March 2003, the Company’s board of directors approved the 2003 Plan, which provides for the granting of common stock, options and/or warrants to officers, directors and employees as well as consultants and attorneys who provide services to the Company.  Under this plan the Company is authorized to issue up to 8,000,000 shares of common stock, options or warrants.  The options and warrants shall expire according to the terms as determined by a committee on the date of grant, which shall not exceed ten years from the date of grant, or five years in cases of a grantee who owns more than 10% of the total combined voting power of all classes of the Company’s stock.  The exercise period of incentive stock options granted will also be determined by this committee at the date of grant.  The exercise price shall not be less than 100% of the fair market value of the incentive stock options on the date of grant, except in cases of a 10% shareholder, in which case the exercise price shall not be less than 110% of the fair market value on the date of grant.

In January 2004, the Company’s board of directors approved the 2004 Plan.  Under this plan, initially 10,000,000 shares of common stock are reserved for issuance and 6,000,000 shares were issued under the Plan.  After the grant of any option, warrant or share of preferred stock, the number of shares that may be granted under this plan will be increased.  The number of shares available under the 2004 Plan shall increase so that immediately following any grant of securities under the 2004 Plan, the total number of shares issuable under this plan and reserved for issuance upon exercise of options, warrants or conversion of shares of preferred stock under the plan will equal 15% of the total number of the Company’s issued and outstanding shares of common stock.

On June 3, 2005, the Company’s Chief Financial Officer, Mr. Rosinski resigned and terminated his employment at the Company as of that date.  On June 3, 2005, in accordance with the resignation of Mr. Rosinski, the stock grant of 140,000 shares of Restricted Stock to Mr. Rosinski is terminated.   Mr. Rosinski has returned his stock shares in accordance with this forfeiture.

On June 3, 2005 the Company named a new Chief Accounting Officer and Controller, Mr. John Burton.  At the present time, Mr. Burton is employed at the Company without an Employment Contract.

Item 12.  Certain Relationships and Related Transactions

On May 18, 2004, the Company acquired a set of assets from Advanced Bio/Chem and assumed certain of its liabilities in exchange for the issuance of 15,000,000 shares of the Company’s common stock to Advanced Bio/Chem.  At the time of the acquisition, Mr. Rash owned approximately 3.92% of the common stock of Advanced Bio/Chem, thus resulting in indirect beneficial ownership at the time of the transaction of approximately 588,000 shares of the Company’s common stock through Advanced Bio/Chem.  Additionally, Dr. Goldknopf held approximately 8.23% of the common stock of Advanced Bio/Chem at the time of the transactions, thus resulting in his indirect beneficial ownership at the time of the transaction of approximately 1,234,500 shares of the Company’s common stock through Advanced Bio/Chem.

In October 2004, Mr. Rosinski loaned the Company $75,000.  The loan was repaid to Mr. Rosinski, without interest, in November 2004 with proceeds from the Company’s financing on October 28, 2004.

In March, 2005, Mr. Rosinski loaned the Company $ 35,000.  The loan, due to be repaid on or before April 30, 2005, is to be repaid with proceeds from later issue of permanent financing and is payable, with interest at rate of 6% per annum,  The loan remains outstanding and is carried on the Balance Sheet of the Company in Notes Payable.

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

Item 13. Exhibits

(a)          Exhibits

Exhibit No.	INDEX
2.1

Asset Purchase Agreement dated as of May 11, 2004 by and among Power 3 Medical Products, Inc., Advanced Bio/Chem, Inc. d/b/a ProteEx, Steven B. Rash and Ira Goldknopf (incorporated by reference to Exhibit 2.1 to the Company’s Registration State on Form SB-2 (File No. 333-122227)).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.5 to the Company’s Form 10-SB filed on September 28, 1998).
3.2	Certificate of Merger (incorporated by reference to Exhibit 2.7 to the Company’s Form 10-SB filed on September 28, 1998).
3.3	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 2.9 to the Company’s Form 10-SB filed on September 28, 1998).
3.4	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.(I).10 to the Company’s Form S-3 filed on March 2, 2000).
3.5	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 5, 2004).
3.6	Bylaws (incorporated by reference to Exhibit 2.10 to the Company’s Form 10-SB filed on September 28, 1998).
4.1	Form of Convertible Debenture Due October 28, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 3, 2004).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 3, 2004).
4.3	Form of Additional Investment Right (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 3, 2004).
10.1(3)	Amended and Restated Employment Agreement for Steven B. Rash (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2005).
10.2(3)	Amended and Restated Employment Agreement for Ira L. Goldknopf, Ph.D. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2005).
10.3(3)	Amended and Restated Employment Agreement for Michael J. Rosinski (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 5, 2005).
10.4(4)

Exclusive License Agreement dated effective as of June 28, 2004 by and between Baylor College of Medicine and Power 3 Medical Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004).

10.5(4)

Patent and Technology License Agreement dated August 1, 2004 by and between The Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center, and Power 3 Medical Products, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004).

10.6(4)

Patent and Technology License Agreement dated September 1, 2003 by and between The Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center, and Advanced Bio/Chem, Inc. (d/b/a ProteEx) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004).

10.7

Securities Purchase Agreement dated as of October 28, 2004, among the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2004).

10.8

Amendment to Securities Purchase Agreement dated January 19, 2005 among the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form SB-2 (File No.333-122227)).

10.9

Registration Rights Agreement dated as of October 28, 2004, among the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 3, 2004).

10.10(3)	2003 Stock Compensation Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration

Exhibit No.	INDEX
Statement on Form S-8 filed April 18, 2003).
10.11(3)

2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed January 20, 2004).

10.12(3)	Collaborative Research Agreement, dated March 21, 2005, by and between New Horizons Diagnostics and Power3
10.13(3)	Collaborative Research and Licensing Agreement, dated May 17, 2005, by and between BioSite Incorporated and Power3 for collaborative research and worldwide licensing to BioSite Incorporated
14.1(1)	Code of Ethics for Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.
16.1	Letter re: change in certifying accountant
21.1(1)	List of subsidiaries.
31.1(1)	Certification of Power 3 Medical Products, Inc. Chief Executive Officer, Steven B. Rash, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Power 3 Medical Products, Inc. Chief Accounting Officer, John P. Burton, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification of Power 3 Medical Products, Inc. Chief Executive Officer, Steven B. Rash, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification of Power 3 Medical Products, Inc. Chief Accounting Officer, John P. Burton, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Filed herewith.

(2)   Furnished herewith.

(3)   Management contract or compensatory plan or arrangement.

(4)   Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate amount of fees billed by the Company’s independent accountants for the year ended December 31, 2004 and the year ended December 31, 2003:

	2003	2004
Audit Fees:	$10,000	$55,747
Audit Related Fees:	—	—
Tax Fees:	—	—
All Other Fees:	—	—

Total Fees:	$10,000	$55,747

The Company does not have an Audit Committee of the Board of Directors. All activities of the Company’s independent accountants are reviewed and approved prior to the engagement by the Board of Directors, who consider whether such activities could affect the independence of such accountants.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Power 3 Medical Products, Inc.

	By:	/s/ Steven B. Rash
	Name:	Steven B. Rash
	Title:	Chairman and Chief Executive Officer

Date: September 9, 2005		(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Rash	Chairman and Chief Executive Officer (Principal Executive Officer)	September 9, 2005
Steven B. Rash

/s/ Ira L. Goldknopf	Chief Scientific Officer and Director	September 9, 2005
Ira L. Goldknopf, Ph.D.

/s/ John P. Burton	Chief Accounting Officer and Controller (Principal Financial and Accounting Officer)	September 9, 2005
John P. Burton