Form 10QSB/A
period 2005-03-31
POWER 3 MEDICAL PRODUCTS INC
filed 2005-09-09
CIK 1063530

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

Amendment No. 1

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

(281) 466-1600

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 15, 2005, there were 65,345,121 shares of voting common stock of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

EXPLANATORY NOTE

This Form 10-QSB/A is being filed to amend the Power3 Medical Products, Inc. (the “Company” or “Power3”) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.  The amendment arises out of management’s review and redetermination of the proper accounting treatment of its May 18, 2004 acquisition of a certain set of assets and the assumption of certain liabilities from Advanced BioChem in an Asset Purchase Agreement of that same date.  Previously the acquisition was reported in the financial statements of the Company, as a recapitalization, in a reverse acquisition.  After a thorough review of the facts of the transaction, management has determined that the purchase transaction is properly accounted for using purchase accounting between related parties.

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

The restatement of the financial statements for the three month period ending March 31, 2004, as described in the 8-K/A filed for May 18, 2004, results in the presentation of Power3’s financial condition as of March 31, 2004, rather than the presentation of Advanced BioChem, as was required under the pervious accounting treatment.  This restatement results in different beginning balances in the balance sheet for March 31, 2004.  Other than the difference in the beginning balance, the restatement results in a recognition of the previously existing Retained Earnings deficit which had been eliminated under recapitalization in a reverse acquisition.  Similarly, with regard to the asset purchase transaction, the stock based compensation expenses are restated to reflect the stock granted at the time of the transaction.

The restatement requires recognition, in the restated Statement of Operations, of the difference in the historical cost of the assets acquired in the asset purchase transaction minus the liabilities assumed in the transaction.  In addition, the restatement results in a reclassification of the values reported within the Stockholder’s Deficit section of the Company’s balance sheet.  However, the restatement does not materially change the Net Loss reported for the Company for the three month period ending March 31, 2005.

The management of Power3 has determined that the facts of the asset purchase transaction were misinterpreted resulting in a misapplication of GAAP.  As a result of these corrections, management has recommended, and the Board of Directors has approved, the restatement of the asset purchase transaction which occurred on May 18, 2004 and for the financial statements for the three month period ending March 31, 2005.

Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to restate the financial statements for the three month period ended March 31, 2005.  This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures.  Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on May 24, 2005.  Other than specific additions to amend the Management Discussion & Analysis section related to the restated financial statements, only the financial statements and the accompanying notes to the financial statements have been amended as a result of the restatement.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEET AS OF MARCH 31, 2005

(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	38,377
Prepaid expenses and other current assets	6,701
Total current assets	45,078

LAB EQUIPMENT (net of accumulated depreciation of $60,588)	85,025
INTELLECTUAL PROPERTY	156,859

OTHER ASSETS:
Debt issuance costs - net	174,380

Deposits	25,900

TOTAL ASSETS	487,242

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	827,868
Other Liabilities	169,213
Notes payable	125,000
Convertible debentures (net of unamortized discounts of $1,238,899)	161,112
Total liabilities	1,283,193

STOCKHOLDERS’ DEFICIT:

Common stock - $0.001 par value: 150,000,000 shares authorized; 65,345,121 shares issued and outstanding	65,345
Capital Stock Additional paid-in capital	63,631,428
Deferred Compensation	(14,692,150)
Deficit accumulated before entering development stage	(11,681,500)
Deficit accumulated during the development stage	(38,119,074)

Total Stockholder’s Deficit	(795,951)

TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	487,242

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

POWER 3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise )

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	Development Stage Results May 18, 2004 to March 31, 2005

REVENUES	—	11,490	4,000
Cost of Goods Sold	—	(5,173)
Gross Profit	—	6,317	4,000

OPERATING EXPENSES:
Consulting Fees	—	2,130,000	7,180,003
Stock based compensation	3,609,438	225,000	11,824,679
Other operating expenses	786,980	131,557	2,202,689

Total operating expenses	4,396,418	2,486,557	21,207,371

LOSS FROM OPERATIONS	(4,396,418)	(2,480,240)	(21,203,371)

INTEREST AND FINANCING EXPENSE	123,685	1,514	162,952

NET LOSS	(4,520,103)	(2,481,754)	(21,366,323)

NET LOSS PER SHARE - Basic and diluted	(0.07)	(0.36)	(0.34)

Weighted average number of shares Outstanding	65,345,121	6,976,163	63,468,549

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

POWER 3 MEDICAL PRODUCTS, INC

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

		For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	Cumulative During Development Stage May 18, 2004 to March 31, 2005

Operating activities:

Net Loss		(4,520,103)	(2,481,754)	(21,366,323)

Stock based compensation - issued common stock		3,609,438	2,130,000	19,100,454

Adjustments to reconcile net cash used in operations:
Depreciation		15,564		243,025
Expenses incurred in exchange for common stock
Increase in receivables			11,356	(2,350)
Increase in accounts payable		85,128	(16,346)	594,366
Increase in accrued liabilities		237,350	83,062	(427,443)
Other adjustments			2,038	46,977

Net cash used in operations		(572,623)	(271,644)	(1,811,294)

Investing activities:
Purchase of equipment		12,742		11,486
Advances to subsidiary			(7,137)

Net cash used in investing activities		12,742	(7,137)	11,486

Financing activities:

Sale of common stock				449,807
Other		439,476	278,340	1,385,781

Net cash from financing activities		439,476	278,340	1,835,588

Net Increase(Decrease) during period		(120,405)	(441)	35,780

Cash at beginning of period		158,782	547	2,597

Cash at end of period		38,377	105	38,377

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Interest Paid		105,856	1,514

Shares Issued (market price, date of effective agreement):
For consulting contracts	15,831,466 shares			10,218,102
For acquisition	15,000,000 shares			13,500,000
For compensation	27,945,000 shares			25,451,500
For conversion of Preferred shares to common shares	3,000,324 shares			3,380,975

SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS..

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

Subsequent to the May 18, 2004 asset purchase transaction with Advanced BioChem, Power3 Medical Products, Inc. changed its business model and became a development stage company.  Power3 began to commercialize the intellectual property acquired in the transaction, with its focus being in the early detection, monitoring and targeting of diseases through the analysis of proteins.  Power3’s current developmental stage business objective, and activity, is to develop its intellectual properties by focusing on disease diagnosis, protein and biomarker identification and early detection indicators in the areas of cancers, neurodegenerative and neuromuscular diseases, as well as other scientific areas of interest associated with protein biomarkers.

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

During 2003, Power3 was an operating company marketing surgical products to the health care industry.  At the time of the asset purchase transaction on May 18, 2004, with Advanced BioChem, Power3 transitioned into the development stage with its principal business activity being the commercialization of its intellectual properties in the area of diagnosis and treatment of breast cancer, ALS, Alzheimer’s disease and Parkinson’s disease. During this development stage, shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in the exchange, as of the effective date of the agreement, per SEC requirement.

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

Subsequent to the filing of Form 10-QSB for the quarter ended March 31, 2005, and during its interim revue and preparation for filing its 10-QSB for the six months ended June 30, 2005, management reviewed the transaction referenced above and determined that the May 18, 2004 transaction for the purchase of assets and the assumption of a certain set of liabilities, is properly accounted for as a purchase transaction between related parties.  Advanced BioChem has continued to operate as a separate company with the only relationship to Power3 being that it is a significant shareholder in the Company. The initial impact of the restatement is to replace the results of Advanced BioChem’s balance sheet, statement of operations and cash flows with Power3’s results for the three month period ended March 31, 2004.  This restatement results in a restated beginning balance as the balance sheet is now that of Power3, for March 31, 2004.  This difference in beginning balance flows through the Company’s later financial statements, including its effects on the restated financial statements in this amended 10-QSB for the three month period ending March 31, 2005.

Other than the difference in beginning balance described above, this restatement of Power3’s balance sheet results in the Company’s retained earnings deficit, which had previously been eliminated under recapitalization, being restored, as well as recognition of the difference between the consideration given versus the consideration received in the asset purchase transaction, being restated with an offset to additional paid in capital.  Similarly, with regard to the asset purchase transaction, the stock based compensation expenses are restated to reflect the stock granted at the time of the transaction to various shareholders.  Finally, the restatement of the purchase transaction required a reclassification of certain items in the previously presented balance sheet for Power3.  Power3 will be issuing its audited financial statements for the year ended December 31, 2004, contemporaneously with this amended 10-QSB and the audited ending balances for December 31, 2004 represent the beginning balances for the financial statements presented herein.

As a result of the restated accounting treatment, the Statement of Operations, for Power3 during the three months ended March 31, 2005, is not materially different with that previously presented in the 10-QSB for the same three month period.

The effect of the restatement on the previously presented Statements of Cash Flow is not materially different from that previously presented in the 10-QSB for the same three month period.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements include only the accounts of Power3. As stated above, the operations of Tenthgate have been excluded for consolidation and the assets have been expensed as abandoned, discontinued operations.

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

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. The Company evaluated its long-lived assets at December 31, 2004 and determined that certain impairment losses were necessary. As a result, operations were charged for $60,589 during the period May 18, 2004 (date of acquisition) to March 31, 2005.  Management believes that the remaining balances of the Company’s long-lived assets are recoverable.

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

Stock – Based Compensation

The Company accounts for equity instruments issued to employees for services based on the intrinsic value of the equity instruments issued and accounts for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.  The Company has valued stock based compensation based on market prices of the stock as of the effective date of the agreement, per SEC requirements.  Because there have been extreme fluctuations in the quoted market prices of the stock, this method has resulted in significant amounts, relative to the assets and liabilities, being recorded as compensation and paid in capital.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  As such, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the three month period March 31, 2005 are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

(2)  Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has primarily been involved in research and development and capital raising activities; as such the Company has incurred significant losses from operations and has a significant stockholders’ deficit at March 31, 2005.  As a result, the Company has an immediate need for capital to continue its operations, and it will need to raise significant additional funds to implement its business plan.  This cash will have to come from equity sales and/or borrowings as management has projected that the Company will need significant additional capital for development and other ongoing operational activities before it will have any anticipated revenue generating products. The actual amount of funds that the Company will need will be determined by many factors, some of which are beyond the Company’s control.  These factors include:

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

A current possibility available to management is to raise the remaining funds of $1,600,000 potentially available to the Company pursuant to the Securities Purchase Agreement dated October 28, 2004 (the “Agreement”). These funds will be immediately reduced by the payment of certain delinquent payables of approximately $251,000 of certain bridge financing received in April 2005, the $396,500 of bridge loan financing and the two Officer Advances that are to be repaid upon the receipt of the $1,600,000. The Company is in immediate need for capital to continue its operations and as such its ability to continue as a going concern is subject to its ability to generate a profit or obtain necessary funding from outside sources.  Management believes that even though the Company currently has limited cash resources and liquidity, assuming exercise of the warrants and additional investment rights specified in the Agreement, that the net funds available from the final closing under such Agreement will allow the Company to continue operations through December 2005.  In the event the final closing and sale of $1,600,000 in aggregate principal amount of debentures occurs, but the warrants and additional investment rights are not exercised, the Company anticipates that it will need to raise additional capital prior to December 2005 to meet its operating costs. However, the Company is currently in default under the conditions set forth in the Agreement as well as the debentures and registration rights agreement and consequently, there is no assurance that the Company will be successful in completing the sale and issuance of the remaining $1,600,000 aggregate principal amount of debentures and/or the additional investments rights pursuant to the Agreement.  If the Company is unsuccessful in the closing of the sale and issuance of the $1,600,000 aggregate principal amount of debentures at the final closing, the Company will be required to obtain alternative financing, sell or license some of its technology, and/or to curtail or cease its operations. Any such funding may significantly further dilute existing shareholders or may limit the Company’s rights to its technology.  Moreover, the increase in the number of shares available in the public marketplace may reduce the market price for the Company’s common stock, and consequently, the price investors may receive at the time of sale.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(5) Related Party Transactions

 During the three months ended March 31, 2005 the chief financial officer advanced $35,000 to the Company.  The advance, which is due on demand and unsecured, bears interest at 6% per annum.  At March 31, 2005, the balance of the advance is included in accounts payable and included in Other Liabilities in the accompanying condensed balance sheet.

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

Future required payments for base compensation under all of the employment agreements discussed above are approximately as follows:

Periods Ending December 31,	Amounts

2005 (nine months)	$352,500
2006	470,000
2007	410,000
2008	350,000
2009	175,000

Total	$1,757,500

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

A summary of the Company’s warrant activity and related information for the period January 1, 2004 to December 31, 2004 is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price

Outstanding at January 1, 2004	6,360	$12.50

Cancelled	—	$—

Granted	3,080,000	$1.44

Exercised	—	$—

Outstanding at December 31, 2004	3,086,360	$1.46

Exercisable at the end of the year	3,086,360	$1.46

The following table summarizes information about the Company’s Warrants outstanding at December 31, 2004:

			Weighted
		Weighted Average	Average
	Number	Remaining Contractual	Exercise
Exercise Price	Outstanding	Life (in years)	Price
$.98	300,000	2.4	$.98
$1.00	100,000	2.4	$1.00
$1.43	50,000	2.8	$1.43
$1.44	2,500,000	4.8	$1.44
$2.77	30,000	2.6	$2.77
$3.00	100,000	4.8	$3.00
$6.50	5,460	6.0	$6.50
$50.00	900	3.0	$50.00

	3,086,360		$1.46

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

While the impact of replacing the Advanced BioChem predecessor financials with Power3’s financials significantly affects the beginning balances, the restatement does not materially change the Power3 financial statements, other than to recognize the acquisition costs incurred in the May 18, 2004 transaction.  The restatement requires a recognition, in the restated Statement of Operations for the period, of the difference in the historical cost of the assets acquired in the asset purchase transaction minus the liabilities assumed in the transaction and of the costs associated with the stock issued as consideration in the transaction.  In addition, the restatement results in a restatement of the values reported within the Stockholder’s Equity section of the Company’s balance sheet.  However, the restatement of the financial statements for 2004 is not expected to materially change the Net (Loss) reported for the Company for the three month period ending March 31, 2005, nor is it expected to materially change the Total Assets or Total Liabilities reported for the Company, other than as to the beginning balance restatement reported above.

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

Dispute with Advanced BioChem

Advanced BioChem recently advised the Company, and publicly announced that it was reviewing the terms of the Company’s acquisition of the assets and assumption of certain liabilities of Advanced BioChem pursuant to the Asset Purchase Agreement.  Advanced BioChem has asserted that the Company, together with Messrs. Rash and Goldknopf, are responsible for Advanced BioChem’s liabilities, with the exception of those specifically excluded.  The amount of such liabilities is approximately $2,700,000.  The terms of the Asset Purchase Agreement are not clear and are subject to different interpretations.  The Company had confidential and non-binding discussions and negotiations with Advanced BioChem in an effort to resolve this disagreement.  At this time, Advanced BioChem has ceased discussions with the Company indicating that it will take action to enforce any rights and remedies it may have with respect to the Power3 sale and the liabilities.  Notwithstanding this, because the

Company had offered to assume certain liabilities in the amount of approximately $425,000 in an effort to resolve this disagreement and in accordance with Financial Accounting Standards Board Statement Number 5, “Accounting for Contingencies”, the Company had increased the purchase price by $425,000 (which amount represents the minimum amount of the range of additional liabilities that may ultimately be assumed upon resolution of the matter.)

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

Results of Operation

Three Months Ended March 31, 2005 as Compared to Three Months Ended March 31, 2004

There were no revenues for the quarter ended March 31, 2005 compared to $11,490 in revenues for the quarter ended March 31, 2004.  Due to the lack of revenue, there were no Gross Profits for the quarter ended March 31, 2005 compared to $6,317 for the quarter ended March 31, 2004.

Operating expenses were $4,396,418 for the quarter ended March 31, 2005, primarily due to stock-based compensation expense of $3,609,438.  The stock based compensation results from the quarterly amortization of the non-cash stock compensation valued at market price on the effective date of the agreement.  In addition, all other operating expenses for the quarter ended March 31, 2005 were $786,980 as compared to $131,557 for the quarter ended March 31, 2004, representing an increase of $655,423, primarily resulting from increased payroll and increased research and development costs, compared to the reduced operations ongoing at the Company during the 1st quarter of 2004, prior to the May 18, 2004 acquisiton of a set of assets from Advanced BioChem.

Interest expense in the quarter ended March 31, 2005 was $123,685 as compared to $1,514 for the same period in 2004.  The increase in interest expense is primarily attributable to the non-cash interest expense recorded to amortize the debt issue expense and the debt discount associated with the issuance of the convertible debentures.

Liquidity and Capital Resources

The Company’s liquidity and capital needs relate primarily to working capital, research and development costs and other general corporate requirements.  The Company has not received any cash from operations and therefore is dependent upon debt and equity capital raised to operate the company during this developmental stage.  This financing is discussed specifically in “Notes Payable” and “Convertible Debentures” section of this report.

Net cash used in operating activities approximated ($572,623) for the quarter ended March 31, 2005.  A significant portion of this is represented in the negative Net Income reported for the period.

Net cash provided by investing activities was ($12,742), primarily consisting of payments, to vendors, on equipment obtained in the Advanced BioChem transaction.

Net cash provided by financing activities amounted to $439,476, mainly consisting of the sale of convertible debenture.  During the period, the Company experienced a net cash decrease for the period of ($120,405.)

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

The Company is in default under the provisions of the Securities Purchase Agreement, registration rights agreement and previously issued debentures.  The events of default principally relate to the Company’s inability to timely file its Annual Report on Form 10-KSB and the Company’s resulting inability to have the registration statement declared effective.  Although the Company intends to seek waivers or forbearance agreements from the holders of its debentures, there is no assurance that the Company will receive such concessions.  If the Company is unable to obtain such concessions, the aggregate amount payable under the outstanding debentures due to the acceleration thereof by reason of the default is equal to the “Mandatory Prepayment Amount” as specified in the debentures.

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

Management has identified certain deficiencies which have caused it to conclude that the Company’s disclosure controls are ineffective.  Many of these deficiencies were previously reported in the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004. The Company has undertaken steps and implemented actions as disclosed in its previous Form 10-QSB in an effort to resolve these deficiencies.  While the actions identified in the previously filed Form 10-QSB and the actions identified below have addressed many of these deficiencies, the Company continued to have deficiencies with respect to its disclosure controls and procedures at March 31, 2005 including the following:

•                  As the Company has previously reported, the Company has been unable to file its 2004 Annual Report on Form 10-KSB.  As previously reported by the Company and discussed in “Item 3.  Defaults Upon Senior Securities” above, the Company’s inability to timely file its 2004 Form 10-KSB was caused by its inability to include the audit report of Advanced BioChem’s previous auditor in the Company’s 2004 Form 10-KSB.  The Company has also encountered deficiencies arising from a lack of supporting documentation and records relating to periods prior to the Advanced BioChem transaction and a lack of communication between the Company, its auditors and the previous auditors of Advanced BioChem.  The lack of this supporting documentation and failure either to obtain the prior auditor’s consent or make alternative arrangements for the 2003 Advanced BioChem audit report have resulted in the Company’s inability to file its Annual Report on Form 10-KSB. Although the Company has hired accounting personnel as reported in its previous Form 10-QSB, the Company’s limited financing and available capital have restricted the Company’s ability to fully implement its procedures for the improvement of its internal control over financial reporting and to engage outside professionals and advisors to the extent the Company has desired to support the Company’s accounting personnel in the preparation and/or audit of financial statements and reports to be filed with the SEC.

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

(c)                Not applicable.

(d)               Not applicable.

Item 3. Defaults Upon Senior Securities

The Company is in default under the provisions of the Securities Purchase Agreement, registration rights agreement and previously issued debentures.  The events of default principally relate to the Company’s inability to timely file its Annual Report on Form 10-KSB and the Company’s resulting inability to have the registration statement declared effective within the time period required by the agreements.  As previously disclosed by the Company, the Company has been unable to file its 2004 Annual Report on Form 10-KSB due to its inability to include the audited financial statements of the Predecessor for fiscal year 2003.  Fitts, Roberts & Co., P.C. (“Fitts, Roberts”) audited the financial statements of Advanced BioChem for the year ended December 31, 2003 and has previously issued its audit opinion in Advanced BioChem’s Annual Report on Form 10-KSB for 2003.  Fitts, Roberts previously gave the Company its consent to the inclusion of Fitts, Roberts’ audit report in the Company’s previous filings.  Fitts, Roberts has refused to give its consent to the inclusion, in the Company’s Annual Report on Form 10-KSB for 2004, of Fitts, Roberts’ audit report on the financial statements of Advanced BioChem for fiscal year 2003.  The Company has requested guidance from the SEC concerning the accounting treatment of its transaction with Advanced BioChem, which may resolve this issue.  Management of Power3 has now decided against obtaining an additional audit of Advanced BioChem as it has now properly recharacterized the purchase transaction with Advanced BioChem as purchase accounting and the financial statements of Advanced BioChem are no longer required as a predecessor.  Power3 is taking steps immediately to file its Form 10-KSB for the year ended December 31, 2004 contemporaneously with this report.

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

Filing of the Company’s Form 10-KSB will be made as soon as the issues concerning the inclusion of the 2003 financial statements of Advanced BioChem have been resolved.  Promptly thereafter, the Company intends to file an amendment to its previously filed registration statement and will endeavor to have it declared effective as soon as practicable.  The Company is in discussion with its debenture holders regarding a resolution of this matter.

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