Form 10QSB
period 2005-09-30
POWER 3 MEDICAL PRODUCTS INC
filed 2005-11-14
CIK 1063530

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of September 30, 2005, there were 65,345,121 shares of voting common stock of the registrant issued and outstanding.

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

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

RECENT DEVELOPMENTS

Scientific Developments – Pfizer Research Agreement

On October 13, 2005, Power3 Medical Products, Inc. (“Power3” and “the Company”) executed a Research Agreement with Pfizer, Inc. to further evaluate the Company’s NuroPro™ test capabilities and to test blind and unblended samples provided by Pfizer, under controlled conditions.

Market Information

On June 16, 2005, due to the Company’s continued failure to file its Form 10-KSB for the year ended December 31, 2004, quotation of Power3’s shares on the Over-the-Counter Bulletin Board (OTC BB) was suspended. The Company’s shares are currently quoted on the Pink Sheets.

On September 9, 2005, the Company filed its Form 10-KSB for the year ended December 31, 2004. The Company has been informed that a Form 211 application has been filed in order to resume quotation of the Company’s shares on the on the OTC BB.

Legal Proceedings - Discontinuance of Lawsuit

On August 8, 2005, Industrial Enterprises of America, formerly Advanced BioChem, filed suit in the Supreme Court of the State of New York, New York County against Power3, Steven B. Rash and Ira Goldknopf claiming damages of at least $3,000,000. In this action, Advanced BioChem has asserted that Power3, Steven Rash and Ira Goldknopf are responsible for all of the liabilities of Advanced BioChem, at the date of the asset purchase transaction on May 18, 2004. On October 25, 2005, this action was discontinued without prejudice by the Plaintiff, Industrial Enterprises of America.

Appointment of Chief Financial Officer

On September 15, 2005 the Company named John P. Burton as Chief Financial Officer, according to an Employment Agreement effective as of that date.

I.  FINANCIAL INFORMATION

Item 1. Financial Statements

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEET AS OF September 30, 2005

(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,733
All Other Current Assets	15,509
Total Current Assets	52,242
FIXED ASSETS
Furniture, Fixtures and Equipment (Net of accumulated depreciation of $58,566)	77,854
Intellectual Property	267,774
Total Fixed Assets	345,628
OTHER ASSETS
Debt Issuance Cost (net of amortization of $14,590)	37,243
Deposits	25,900
Total Other Assets	63,143

TOTAL ASSETS	$461,013

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts Payable and accrued liabilities	$1,015,982
Note Payable	1,138,150
Other Current Liabilities	426,524
Total Current Liabilities	2,580,656
LONG TERM LIABILITIES
Convertible Debentures	1,400,000
Accrued Interest on Issued Debentures	(1,005,554)
Total Long Term Liabilities	394,446

TOTAL LIABILITIES	$2,975,102

STOCKHOLDER’S DEFICIT
Common Stock-$0.001 par value:150,000,000 shares authorized; 65,345,121 shares issued and outstanding	65,345
Additional Paid-In Capital	63,252,246
Deferred Compensation	(7,968,043)
Deficit accumulated before entering development stage	(11,681,500)
Deficit accumulated during development stage	(46,182,137)
Total Stockholder’s Deficit	(2,514,089)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$461,013

See notes to the condensed financial statements.

POWER 3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise )

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Three	For the Nine	For the Nine	Development Stage
	Months Ended	Months Ended	Months Ended	Months Ended	May 18, 2004 thru
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

REVENUES				25,091	4,000

COST OF GOODS SOLD				10,423

GROSS PROFIT				14,667	4,000

OPERATING EXPENSES

Stock based compensation	2,850,837	1,717,600	9,948,545	9,052,649	18,163,786

Consulting Fees	2,887	(455,633)	103,262	3,302,465	7,235,002
Other operating expenses	535,189	362,397	2,071,506	376,742	3,518,873

Total Operating Expenses	3,388,913	1,624,364	12,123,313	12,731,856	28,917,661

LOSS FROM OPERATIONS	(3,388,913)		(12,123,313)	(12,717,189)	(28,913,661)

Interest and Financing Expense	(237,364)		(460,112)	(2,752)	(517,200)

Other Income and Expense			259		1,474

NET LOSS	(3,626,277)	(1,624,364)	(12,583,166)	(12,719,941)	(29,429,387)

NET LOSS PER SHARE (basic and diluted)	(0.06)	(0.05)	(0.19)	(0.37)	(0.46)

Weighted average number of shares outstanding	65,289,640	34,761,018	65,289,640	34,761,018	64,126,503

See notes to condensed financial statements.

POWER 3 MEDICAL PRODUCTS, INC

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			Development
	For the Nine	For the Nine	Stage Results
	Months Ended	Months Ended	May 18, 2004 -
	September 30, 2005	September 30, 2004	September 30, 2005
Operating Activities:
Net Loss	(12,583,166)	(12,719,941)	(29,429,387)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based services and compensation	9,948,545	12,355,114	25,104,033
Stock issued to retire preferred stock and debt			4,236
Depreciation and amortization	29,106	212,677	256,567
Decrease(increase) in receivables	2,350	(2,244)
Decrease(increase) in deposits			(25,900)
Decrease(increase) in prepaids	(11,157)		(15,509)
Decrease(increase) in inventory
Decrease(increase) in intellectual property	(120,975)		(120,975)
Decrease(increase)in debt issuance costs	93,859		93,859
Increase(decrease) in accrued interest	(61,110)		(61,110)
Increase(decrease) in accounts payable and accrued liabilities and other	678,465	(417,237)	1,221,762

Net cash used in Operating Activities	(2,024,083)	(571,631)	(2,972,424)

INVESTING ACTIVITIES
Capital expenditures, net	(6,934)	100,404	(337,995)

Net cash used in Investing Activities	(6,934)	100,404	(337,995)

FINANCING ACTIVITIES
Proceeds from long term debt, net of issuance costs	338,890	134,722	1,324,671
Proceeds from short-term debt and shareholder advances	1,570,078		1,570,078
Proceeds from sale of common stock, net		349,000	449,807

Net cash provided by financing activities	1,908,968	483,722	3,344,556

Net increase (decrease) in cash and cash equivalents	(122,049)	12,495	34,137

Cash and cash equivalents, beginning of period	158,782	547	2,596

Cash and cash equivalents, end of period	36,733	13,041	36,733

	For the Nine months ended September 30, 2005	For the Nine months ended September 30, 2004	Cumulative during Development Stage (May 18, 2004 to Sept. 30, 2005

Cash paid for:
Interest	91,500	0	91,500
Income taxes	0	0	0

Non-cash transactions:
Conversion of convertible notes payable and accrued interest to common stock
Conversion of accrued payroll to preferred stock
Conversion of stockholder advances to notes payable			—
Conversion of notes payable to equity	—
Conversion of preferred stock to common stock
Conversion of other liabilities to stockholder advances
Exchange of convertible preferred stock for common stock 3,000,324 shares			3,380,975
Common stock issued for services (At market, date of effective agreement):	—
For consulting contracts		10,277,102	10,156,775
For asset acquisition 15,000,000 shares		13,500,000	13,500,000
For compensation contracts		25,451,500	25,451,500
Issuance of warrants in connection with services	—	430,100	626,100
Issuance of warrants in connection with convertible debentures	—	—	4,556,666

See notes to the condensed financial statements.

POWER 3 MEDICAL PRODUCTS, INC

(A Development Stage Enterprise)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Item 1. ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

Prior to January 1, 2004, Power3 Medical Products, Inc. and its subsidiaries (collectively “Power3” or “the Company”), formerly known as Surgical Safety Products, was primarily engaged in product development, sales, distribution and services for the healthcare industry.  During this period, the Company was in a prior development stage, marketing devices to aid surgical procedures.  In early 2004, Power3 became aware of a biotech company that appeared to have a set of assets and intellectual properties that it required to more effectively pursue its business model.  That company, named Advanced BioChem, doing business as ProteEx, provided contract-for-fee lab services analyzing protein biomarkers. At the conclusion of negotiations with Advanced BioChem, Power3 entered into an Asset Purchase Agreement dated May 18, 2004, whereby it purchased substantially all the assets and intellectual properties of Advanced BioChem, and assumed certain liabilities, as scheduled in the agreement, from Advanced BioChem. After the transaction, certain employees from Advanced BioChem became employees of Power3 and were later issued Employment Agreements by Power3.  As consideration in the Asset Purchase Agreement, Power3 issued 15,000,000 shares of common stock to Advanced BioChem.

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

Previously the Company was the sole shareholder in a subsidary, TenthGate, Inc., a Nevada corporation, although it was not active in Power3’s current line of business activity.  As part of the acquisition of the assets of Advanced BioChem, it was contemplated that Power3 would distribute shares of TenthGate to its shareholders of record prior to the Advanced BioChem transaction.  Previous management of Power3 and TenthGate, have been independently operating TenthGate since the Advanced BioChem transaction.  The Company feels that its business focus and strategy is significantly different from that of TenthGate, and the disposition of TenthGate will allow the Company’s management to focus exclusively on its business objectives and operation and allow the market to separately identify and evaluate each business.  Current management of TenthGate has advised the Company that TenthGate has issued a significant number of shares of its common stock, thereby reducing the Company’s ownership interest to less than 1%.  In addition, counsel for TenthGate has advised the Company that, on August 19, 2005, TenthGate, Inc. was merged with and into Edmonds 5, Inc.  The Company is considering its alternatives with respect to these action and still desires to complete a divestiture of any interest it may have remaining in TenthGate, Inc.

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

Restatement of Financial Statements

On May 18, 2004, Power3 executed the Asset Purchase Agreement (“the Agreement”) referred to above, to purchase substantially all the assets of Advanced BioChem and assume certain liabilities in exchange for the issuance of 15,000,000 shares of common stock of Power3.  For financial statement purposes, the transaction was initially reported as a recapitalization of the equity structure of Power3 and therefore, the accumulated deficit of Power3 was eliminated, no stock-based expenses were recorded as a result of this transaction, and the assets and liabilities of Power3 and Advanced BioChem were combined, based on the accounting treatment of recapitalization, as in a reverse acquisition.   Subsequent to the filing of Form 10-QSB and Amendment No. 1 for the quarter ended March 31, 2005, during its interim revue, management determined that the purchase of assets and the acquisition of certain liabilities of Advanced BioChem, which occurred on May 18, 2004, should have been accounted for as a purchase transaction, in a related party transaction.  As a result, all financial statements of the Company have been reported under the revised accounting treatment since the date of the Advanced BioChem transaction on May 18, 2004.

Specifically, on August 10, 2005, the Company issued an 8-K reporting non-reliance on previously issued financial statements for the quarter ended June 30, 2004, September 30, 2004 and March 31, 2005, which had been presented under the previous accounting treatment.  On September 9, 2005, the Company filed amended Form 10-QSB’s for the quarterly periods ending June 30, 2004, September 30, 2004 and March 31, 2005.  In addition, on September 9, 2005, the Company filed its Form 10-KSB for the year ended December 31, 2004, under the restated accounting treatment discussed above.

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

During the 4th Quarter of 2004, the Company converted Series A Preferred Stock owned by former management of the Company to common shares, per the terms of the Series A Preferred Stock held by these individuals (Novak, Gray and Leonard.)  As part of that transaction the Company recorded a deemed distribution of $3,380,975, the market value of the common shares issued at the date of issue of the common shares.  Since both of these deemed distributions occurred after May 18, 2004, the date the Company entered the development stage, the total of these two deemed distributions ($16,752,750) is included in the deficit accumulated during the development stage in the Balance Sheet of the Company as presented for December 31, 2004.  The total presented in the Balance Sheet for deficit accumulated during development stage of ($46,182,137) is the combined deemed distributions of ($16,752,750) and the net loss during development stage of ($29,429,387).

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include only the accounts of Power3.  TenthGate’s statement of condition and operating results are not consolidated, since the Company now owns less than

1% of TenthGate’s common stock outstanding and its financial results would not be consolidated, nor are they material to the financial statements of Power3.

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year.  For further information, refer to the financial statements of the Company for the years ended December 31, 2004 and 2003, including notes thereto, and/or the consolidated financial statements of the Company as of December 31, 2004 and 2003, including notes thereto included in the Company’s Form 10-KSB for the respective periods.

Professional Fees have been classified in the enclosed Statement of Operations as Other Operating Expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make.  Estimates that are critical to the accompanying financial statements include assessing the impact of contingencies and the amortization periods for the debt issuance costs and warrant expense relative to the convertible debentures as well as estimating depreciation and amortization periods of tangible and intangible assets, and long-lived impairments, among others.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Financial Instruments and Concentrations of Credit Risk

Management believes the book value of the Company’s cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values due to their short-term nature.  Management has used certain valuation techniques to estimate the fair value of the convertible debentures, loans and notes because of the lack of similar type arrangements in the marketplace.

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents.  We occasionally maintain cash and cash equivalents balances in excess of federally insured limits.  We have not experienced any losses in such accounts.

Furniture, Fixtures and Lab Equipment

Furniture, fixtures and lab equipment are stated at cost.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the assets’ estimated useful lives.  At September 30, 2005, certain lab equipment having a net book value of approximately $37,500 serves as security for certain liabilities.

Debt Acquisition Costs

Debt acquisition costs are being amortized over the maximum term of the convertible debentures of three years using the straight line method.

Unamortized Discount on Convertible Debentures and Warrants associated with this Issue

Unamortized discount resulting from the allocation of value to warrants and the beneficial conversion feature embedded in the convertible debentures is being amortized to interest expense over the contractual lives of the debentures using the interest method.

Amortization of Warrant Expense not related to Convertible Debentures

Unamortized warrant expense resulting from the issuance of warrants to consultants and allocation of value to these warrants is being amortized to stock compensation expense over the contractual lives of the warrants.

Other Intangibles

Other intangibles consist primarily of patents which are recorded at cost and arise from legal and filing fees.  Patents and other intangibles are being amortized over ten years on a straight-line basis.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. The Company evaluated its long-lived assets at September 30, 2005 and determined that certain impairment losses were necessary. As a result, operations have been charged for $74,131 during the period May 18, 2004 (date of acquisition) to September 30, 2005.  Management believes that the remaining balances of the Company’s long-lived assets are recoverable at September 30, 2005.

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

Stock – Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair market value of the equity instruments issued and accounts for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.  Fair value is measured herein as the closing market price of the common stock on the effective date of the agreement or Board resolution, rather than imputed value of the agreement or imputed services.

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

Income Taxes

The Company computes income taxes in accordance with Financial Accounting Standards Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”). The Company also prepares its income taxes in accordance with this standard. Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. There were no significant temporary differences at September 30, 2005.

Research and Development

Research and development costs, which approximated $342,531 for the nine months ended September 30, 2005 and the $200,001 for the nine months ended September 30, 2004, are expensed as incurred.

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

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has primarily been involved in research and development and capital raising activities; as such the Company has incurred significant losses from operations and has a significant stockholders’ deficit at September 30, 2005.   As a result, the Company has an immediate need for capital to continue its operations, and it will need to raise significant additional funds to implement its business plan.  This cash will have to come from equity sales and/or borrowings as management has projected that the Company will need significant additional capital for development and other ongoing operational activities before it will have any anticipated revenue generating products. The actual amount of funds that the Company will need will be determined by many factors, some of which are beyond the Company’s control.  These factors include:

•                  The extent to which the Company enters into licensing arrangements or joint ventures;

•                  The progress and results of research and product development;

•                  The costs and timing of obtaining new patent rights;

•                  The extent to which the Company requires or licenses other technologies; and

•                  Regulatory changes and competition and technological developments in the market.

A current possibility available to the Company is to raise the remaining funds of $1,600,000 potentially available to them pursuant to the Securities Purchase Agreement dated October 28, 2004 (the “Agreement”). These funds will be immediately reduced by the payment of certain delinquent payables of approximately $451,000 of bridge financing received in April and September, 2005, the $446,500 of bridge loan financing and Officer Advances that are to be repaid upon the receipt of the $1,600,000. The Company is in immediate need of capital to continue its operations and as such its ability to continue as a going concern is subject to its ability to generate a profit or obtain necessary funding from outside sources. Management believes that even though the Company currently has limited cash resources and liquidity, assuming funding of the additional $1,600,000 available from the existing convertible debenture holders as specified in the Agreement, that the net funds available from the final closing under such Agreement will allow the Company to continue operations through December 2005.  In the event the final closing and sale of $1,600,000 in aggregate principal amount of debentures occurs, but the warrants and additional investment rights are not exercised, the Company anticipates that it will need to raise additional capital prior to January, 2006 to meet its operating costs. However, the Company is currently in default under the conditions set forth in the Agreement as well as the debentures and registration rights agreement and consequently, there is no assurance that the Company will be successful in completing the sale and issuance of the remaining $1,600,000 aggregate principal amount of debentures and/or the additional investments rights pursuant to the Agreement.  If the Company is unsuccessful in the closing of the sale and issuance of the $1,600,000 aggregate principal amount of debentures at the final closing, the Company will be required to obtain alternative financing, sell or license some of its technology, or curtail or cease its operations. Any such funding may significantly further dilute existing shareholders or may limit the Company’s rights to its technology.  Moreover, the increase in the number of shares available in the public marketplace may reduce the market price for the Company’s common stock, and consequently, the price investors may receive at the time of sale.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  LOSS PER SHARE

The following common equivalent shares have been excluded from the fully diluted loss per share calculations because the effects would be anti-dilutive;

•                  2,500,000 warrants and additional investment rights which were issued to certain accredited investors on October 28, 2004 under the Agreement. In addition, pursuant to the Agreement, the investors purchased certain convertible debentures that if exercised, will result in the issuance of an indeterminate number of shares of common stock.

•                  333,333 warrants which were issued to certain accredited investors on January 26, 2005 under the Agreement. In addition, pursuant to the Agreement, the investors purchased certain convertible debentures that if exercised, will result in the issuance of an indeterminate number of shares of common stock.

•                  580,000 shares of warrants which were issued to members of the Company’s Scientific Advisory Board and various other consultants in 2004 (including 100,000 to the agent that placed the convertible debentures discussed above).  The warrants, which expire five years from the dates of the respective grants and were issued at no cost to such personnel, may be converted to a like number of shares of the Company’s common stock at any time prior to their expiration(s).  As a result, during the period May 18, 2004 (date of acquisition) to December 31, 2004, the Company recorded $626,100 of stock based compensation as a result of the issuance of these warrants, which amounts represent the fair value of the warrants on the dates they were granted.

(4)  INCOME TAXES

The Company recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations.  Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At September 30, 2005 the Company had net operating loss carryforwards for income tax purposes of approximately $12,957,858 arising primarily from stock based expenses that are considered to be permanent differences.  These net operating loss carryforwards expire at various times through the period ended December 31, 2010, however because the Company has experienced changes in control and has incurred significant operating losses, utilization of the income tax loss carryforwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying balance sheet because the Company established a valuation allowance to fully reserve such assets as their realization did not meet the required asset recognition standard established by SFAS 109.

(5) RELATED PARTY TRANSACTIONS

 During the three months ended March 31, 2005 the chief financial officer at the time advanced $35,000 to the Company.  The advance, which is due on demand and unsecured, bears interest at 6% per annum.  At September 30, 2005, the balance of the advance is included in Officer Advances in the accompanying condensed balance sheet.

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

During September, 2005, the Company received Officer Advances in the amount of $100,000.  These advances were in the form of a short-term Note Payable, to the Officer, and are payable on March 6, 2006.  Should the principal not be repaid as of March 6, 2006, interest of 6% per year on any unpaid principal amount will be earned by the Payee until such time as all of the principal amount is repaid.

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

On April 5, 2005, the Company received a bridge loan in the amount of $251,000.  This bridge loan is due and payable on the sooner of August 15, 2005 or one business day following the closing of the Company’s sale and issuance of the $1,600,000 aggregate principal amount of debentures which come due on August 15, 2005.  This bridge loan bears interest at a rate of 10% per annum which, at the holder’s option may be paid in (a) cash or (b) that number of shares of the Company’s common stock determined by dividing $251,000 by the common stock price on the date of payment and multiplying the quotient so obtained by 20%.   The due date for this note has now been extended to November 15, 2005, by amendment as discussed in the 8-K filed by the Company on September 9, 2005.

On June 17, 2005, the Company received a bridge loan in the amount of $396,500.  This bridge loan is in the form of a promissory note, payable on the sooner of August 15, 2005, or the fifth day following the effective date of the Company’s registration statement on Form SB-2.  The note is secured by a Stock Pledge Agreement, entered into on June 17, 2005, by the CEO of Power3, wherein the Pledger agreed to pledge 6,000,000 shares of common stock as security for the performance of the Company under the note.   The note bears no interest, other than in case of default, in which case the note shall bear interest at the rate of 18% per annum from the date such interest would be due.  On September 6, 2005, the parties to this promissory note agreed to amend the original note, thereby changing the amount to be repaid, by Power3, to $446,500 and changing the due date of the note to October 31, 2005.  All other provisions of the note remain in effect, as originally stated in the Note Payable and shown as an exhibit to the 8-K filed by the Company on September 9, 2005.  This note remains outstanding and unpaid at this time.

On September 5, 2005, the Company received a bridge loan in the amount of $200,000.  This bridge loan is due and payable within one business day following the closing of the Company’s sale and issuance of the $1,600,000 aggregate principal amount of debentures pursuant to the Securities Purchase Agreement dated October 28, 2004, as amended.  If that closing, which is to occur within five trading days of the effectiveness of the Company’s pending registration statement on Form SB-2, does not occur on or before October 31, 2005, the entire unpaid principal balance will be due on October 31, 2005.  Interest is due on the note according to certain provisions as described in the note documents, shown as an exhibit to the 8-K filed by the Company on September 9, 2005.  This note remains outstanding and unpaid at this time.

(7) OTHER COMMITMENTS AND CONTINGENCIES

Operating Lease

In August 2004, the Company entered into a new lease which expires on August 31, 2009, has an initial term of sixty-three months, and requires base monthly minimum lease payments ranging from approximately $6,000 to $9,600 (plus utilities and operating expenses) over the lease term.  The lease contains a provision which allows the Company to extend the lease for two additional terms of sixty months.  Rent expense, including utilities, approximated $17,447 and $75,233, for the nine months ended September 30, 2004 and the period September 30, 2005 respectively.

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

Chief Financial Officer – The amended and restated employment agreement is effective as of September 15, 2005 and has an initial term of three years, subject to each party’s termination rights.  The agreement provides for a base salary of $100,000 per year and the opportunity to receive cash bonuses based on performance upon the discretion of our board of directors.  The agreement also includes participation in employee benefit plans offered by us to our employees, as well as a grant of 140,000 shares of restricted common stock.  Either party may terminate the Chief Financial Officer’s employment under the contract, either with or without cause upon giving the other party at least thirty days notice.  If the Company terminates the chief financial officer’s employment at any time during the initial term without cause, he will be entitled to receive compensation provided under the agreement for the remaining initial term of employment.  In addition, in the event of a change in control as defined in the agreement, the Company may waive, in whole or in part, any and all remaining restrictions on the restricted shares of common stock granted to him.

Other Common Stock Grants

In addition to the above common stock grants, the Company granted 1,305,000 shares of its common stock to various other employees.  Because all of the shares were granted at no cost to the employees, and because the shares generally vest over a period of one-three years, the Company recorded a total of $27,850,500 of deferred compensation upon the dates of the employee stock grants (which amount was determined based on the total number of shares granted times the trading values of the shares on the dates the stock grants were made).  This amount is being amortized to stock based compensation expense over the vesting period.

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

Future required payments for base compensation under all of the employment agreements discussed above are approximately as follows:

Periods Ending December 31,	Amounts

2005 (three months)	$112,500
2006	450,000
2007	450,000
2008	425,000
2009	350,000

Total	$1,787,500

Contingencies

On August 8, 2005, Industrial Enterprises of America, formerly Advanced BioChem, filed suit against Power3, Steven B. Rash and Ira Goldknopf claiming damages of at least $3,000,000 including the costs of litigation and of addressing the claims of the creditors of Advanced BioChem that remain unpaid.  Advanced BioChem has, in its public reports, announced their assertion that the parties to the law suit are responsible for all of the liabilities of Advanced BioChem, at the date of the asset purchase transaction on May 18, 2004.   The terms of the Asset Purchase Agreement are not clear and are subject to different interpretations.  While we believe that we have properly interpreted the provisions of the Agreement, fulfilled our obligations thereunder and reflected the terms of the transaction in our financial statements and previous filings, we have previously had discussions and negotiations with Advanced BioChem in an effort to resolve this disagreement and the alleged liabilities.  Recently as a result of Advanced BioChem’s refusal to further negotiate to settle the question, management has reviewed the liabilities in question and has determined that we are not liable for any of the aforementioned liabilities and these liabilities have not been included in the financial statements of the Company.  We intend to file an answer denying all claims in the lawsuit.  We believe that Advanced BioChem’s claims are without merit, however we cannot be assured we will prevail or if the outcome of the action will adversely affect our financial position or results of operations.

On September 30, 2005, the Company received a communication from an attorney representing former management of Power3, requesting a clarification of statements made in Form 10-QSB/A for the period ended June 30, 2004 and for the period ended September 30, 2004.  Based on the Company’s knowledge and reports it received from the Company’s stock transfer agent, the Company previously stated that shares of stock were issued to Emeritus Group LP, Southshore Harbor Group LLP and Arborcrest Assets LLP on May 17, 2004, based on authorization from Power3 Medical Products, Inc’s management at the time.  After further investigation and provision of documents by previous management,, it appears that the Company’s previous management authorized issuance of shares to three individuals, rather than to the limited partnership entities previously named, for consulting agreements, although no such consulting agreements were provided by previous management.  Based on copies provided, and prior to the actual issuance of shares to these individuals, these three individuals notified the stock transfer agent, by letter, to issue their shares to the limited partnership entities, Emeritus Group LP, Southshore Harbor Group LLP and Arborcrest Assts LLP.  The common shares of Power3 were later issued to these three limited partnership entities and have been reported in the outstanding common shares of the Company.

(8) SECURITIES PURCHASE AGREEMENT

Convertible Debentures

The Company entered into a Securities Purchase Agreement, dated October 28, 2004 (the “Agreement”) with certain accredited investors, and an Amendment to such Securities Purchase agreement on January 19, 2005 in which four investors accelerated the purchase of debentures in exchange for additional warrants.   Pursuant to the Agreement, the purchasers agreed to purchase from the Company convertible debentures due three (3) years from the date of issuance in the aggregate principal amount of $3,000,000. The Agreement also provides for the issuance to the purchasers, at no additional cost to the purchasers, warrants to purchase shares of the Company’s common stock and additional investment rights to purchase additional convertible debentures.  In connection with the Agreement, the Company also entered into a registration rights agreement with the purchasers, which requires that the Company file a registration statement with the SEC registering, on behalf of the purchasers, the resale of the shares of common stock issuable upon conversion of the debentures and the exercise of the warrants.  On October 6, 2005, the

Company filed an amended registration statement for the resale of the shares issuable upon conversion of the debentures.

Effective October 28, 2004, the Company issued and sold to the purchasers the first $1,000,000 in aggregate principal amount of such debentures at the initial closing under the Agreement. Effective January 26, 2005, the Company issued and sold to certain investors $400,000 aggregate principal amount of debentures.  Subject to the conditions set forth in the Agreement, as amended, the purchasers are required to purchase the remaining $1,600,000 in aggregate principal amount of such debentures at the final closing, which is to occur on or before the fifth trading day after the effective date of the registration statement. The Company is currently in default under the Agreement and the previously issued debentures and related registration rights agreement, and therefore the conditions of the Agreement were not satisfied or otherwise met on a timely basis. As stated, the Company has now filed the aforementioned registration statement, however it has not been declared effective yet.  Consequently, there are no assurances that the investors will purchase all or any portion of the remaining $1,600,000 aggregate principal amount of debentures. The $1,000,000 aggregate principal amount of debentures issued in the initial closing and the $400,000 aggregate principal amount of debentures issued on January 26, 2005 are due and payable in accordance with their original terms in full three years after the date of issuance and will not bear interest. The debentures which may be issued at the final closing will be due and payable in full three (3) years after the date of their issuance, and will not bear interest. The aggregate cash purchase price for the debentures will be $3,000,000, which is equal to the full face amount of the debentures. At any time from the closing date until the maturity date of the debentures, the purchasers have the right to convert the debentures, in whole or in part, into common stock of the Company at the then effective conversion price. The conversion price for the previously issued $1,400,000 aggregate principal amount of debentures and the 1,600,000 aggregate principal amount of debentures issuable at the final closing is equal to the lesser of (1) $0.90, (2) the 75% average of the daily volume weighted average price of the common stock for the five (5) consecutive days preceding the effective date of the registration statement or (3) the daily volume weighted average price of the common stock on the effective date of the registration statement. The conversion price shall be subject to adjustment under circumstances set forth in the debentures.

Under the Agreement, the Purchasers also received, at the first closing, warrants to purchase an aggregate of up to 2,500,000 shares of common stock and additional investment rights to purchase additional amounts of convertible debentures.  Pursuant to the Amendment to the agreement, concurrent with the Company’s issuance of the $400,000 aggregate principal amount of debentures on January 26, 2005, the Company issued additional warrants to purchase an aggregate of up to 333,333 shares of common stock.  All the issued warrants are exercisable at a price of $1.44 per share (subject to adjustment), for a period of five (5) years from October 28, 2004.

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

As mentioned above, the Company is in default under the provisions of the Agreement, registration rights agreement and previously issued debentures.  The events of default now principally relates to the Company’s inability to have its registration statement declared effective within the time period required by the agreements.  Although the Company intends to seek waivers or forbearance agreements from the holders of its debentures, there is no assurance that the Company will receive such concessions.  As such, the indebtedness has been classified as a current liability in the accompanying balance sheet.  If the Company is unable to obtain such concessions, the aggregate amount payable under the outstanding debentures due to the acceleration thereof by reason of the default is equal to the “Mandatory Prepayment Amount” as specified in the debentures.  The Mandatory Prepayment Amount equals the sum of (i) the greater of:  (a) 130% of the principal amount of the debentures to be prepaid, or (b) the principal amount of the debentures to be prepaid, divided by the conversion price on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is less, multiplied by the closing price of the Company’s common stock on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the debentures.  In addition to the foregoing, pursuant to the terms of the registration rights agreement, the Company is required to pay each holder of the debentures liquidated damages since the registration statement was not declared effective on or before February 25, 2005.  The amount of liquidated damages shall equal two percent (2%) of the aggregate purchase price paid by the holders for the debentures and shall be payable on each monthly anniversary of such date until the registration statement is declared effective.  As of September 30, 2005, the Company has recorded $232,000 of expense and accrued liabilities as a result of this provision.

The Company has received notice from one of the purchasers of the debentures informing the Company that it is in default under the debentures and demanding payment of the Mandatory Prepayment Amount, together with the liquidated damages, to which it is entitled pursuant to the agreement.  That amount has not been paid as of the date of filing this report.

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

Since there is no assurance that the Company will receive the remaining funds due at the time of the final closing and/or through the exercise of additional investment rights, no effect has been given to any value that may result from the issuance of these securities in the accompanying financial statements.

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

All of the Company’s warrants were recorded at their fair values; accordingly stock based compensation and warrant expense actually recorded and stock based compensation and warrant expense that would be recorded using a fair value based method are identical.   A summary of the Company’s warrant activity and related information for the period January 1, 2004 to December 31, 2004 is as follows:

		Weighted
		Average
	Warrants	Price

Outstanding at January 1, 2004	6,360	$12.50
Cancelled	—	$—
Granted	3,080,000	$1.44
Exercised	—	$—
Outstanding at December 31, 2004	3,086,360	$1.46

Exercisable at the end of the year	3,086,360	$1.46

The following table summarizes information about the Company’s Warrants outstanding at December 31, 2004:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years from December 31, 2004)	Weighted Average Exercise Price
$.98	300,000	2.4	$.98
$1.00	100,000	2.4	$1.00
$1.43	50,000	2.8	$1.43
$1.44	2,500,000	4.8	$1.44
$2.77	30,000	2.6	$2.77
$3.00	100,000	4.8	$3.00
$6.50	5,460	6.0	$6.50
$50.00	900	3.0	$50.00

	3,086,360		$1.46

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

(12) SUBSEQUENT EVENTS

On October 3, 2005, Power3 was notified that it has been sued by Kamy A. Behzadi, a former employee and a stockholder of Power3.  The suit claims breach of contract and ask that all restrictions on stock issued to the Plaintiff be removed or that the restrictions be declared null and void.  Previously on May 11, 2005, the Company filed suit against Mr. Behzadi and Search Alliance for misrepresentation of professional credentials, deceptive trade practices and breach of contract regarding his employment with Power3.

On October 6, 2005, Power3 filed Amendment #1 to its previously filed SB-2 to register the stock related to the Securities Purchase Agreement, dated October 28, 2004, as amended.

On October 17, 2005, the Company executed a promissory note in the principal amount of $39,231 payable to Dr. Ira L. Goldknopf (the “Payee”) who is the Chief Scientific Officer, a Director and a Principal Stockholder of the Company.  Under the terms of the note, the principal amount of thirty nine thousand, two hundred and thirty one dollars ($39,231), (the “Principal”) shall be due and payable on or before March 6, 2006 (the “Maturity Date”).  Should the Principal not be repaid as of March 6, 2006, interest of 6 % per year on any unpaid Principal amount will be earned by the Payee until such time as all of the Principal amount is repaid.  This Note may be repaid at any time prior to March 6, 2006, without interest or penalty.

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

Scientific Developments

The members of the Company’s scientific team have developed a method for the differential diagnosis of neurodegenerative diseases utilizing blood serum, which was co-developed with neurologist, Dr. Stan Appel, Chair of Neurology and his team at The Methodist Hospital Neurological Research Institute in Houston. Under the trade name of NuroPro™, the Company is continuing development of a suite of four tests to differentiate individuals with no known neurological disorders from those with Alzheimer’s disease, Parkinson’s disease, ALS, and other disorders that have similar clinical symptoms as these diseases. Each test involves monitoring the concentration of a group of differentially expressed proteins selected from a panel of 34 biomarkers that have been identified as indicators of the different disorders. Each test employs a different combination of 4 to 10 biomarkers to achieve the desired diagnostic capability for the specific disease discrimination designed for any individual test.  The Company has just received a Notice of Allowance for the trademark NuroPro™ from the United States Patent and Trademark Office.

At the end of the first nine months of 2005, the number of unique samples in our collection used for constructing our NuroPro™ tests has increased from 435 to over 600.  During this time, the Company has determined the protein identities for 31 of the 34 differentially expressed proteins in the pool of biomarkers targeting neurodegenerative diseases and has focused its efforts on commercializing the first 4 of the diagnostic tests in the NuroPro™ series. The first test is a “general” test designed to aid the general practitioner in differentiating individuals with no known neurological disorders from those with neuromuscular diseases including Parkinson’s disease, ALS, and other disorders with similar clinical symptoms. The second test is designed to aid the neurologist in differentiating individuals with ALS from those disorders with similar clinical symptoms as ALS. The third test is designed to aid neurologists in differentiating individuals with Alzheimer’s disease from those with similar disorders and from normal non demented individuals of the same age.  The fourth test is designed to aid neurologists and internists in differentiating individuals with Parkinson’s disease from those with similar disorders and from normal individuals of the same age.

Since January, 2005, the Company has converted six provisional patents to utility patent applications, 1 focusing on the Company’s biomarker discovery technologies, 1 on antibody based test designs for the company’s biomarkers, and 4 on biomarkers for neurodegenerative diseases. The company has filed a provisional patent application for the Company’s first generic, blood based diagnostic test for neuromuscular disorders on May 9, 2005 and second and third provisional patent applications on July 21, 2005 and August 17, 2005 for the Company’s ALS specific test and Alzheimer’s specific test to distinguish patients with ALS from those with other diseases that have the same symptoms as ALS but with more treatment options and better prognosis. A fourth provisional patent application has been submitted, on August 24, 2005, for a functionally-related group of biomarkers that distinguish between ALS and Parkinson’s disease. These applications are included in the 9 utility patents pending, 15 provisional patent applications, and 1 issued patent, owned and/or licensed by Power3 for developing disease specific diagnostic tests for neurodegenerative disease, breast cancer, and drug resistance.

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

On June 28, 2004, Power3 entered into an exclusive license agreement with Baylor College of Medicine, Houston, TX to commercialize the neurodegenerative disease biomarkers and tests co developed and patents filed jointly with that institution. Further, on June 6, 2005, the Company entered into a research agreement with The Methodist Hospital Neurological Research Institute, Houston TX, to be effective March 17, 2005, to continue the search for biomarkers and development of the NuroPro suite of tests that directly impact the diagnosis of neurodegenerative diseases. Power3, in collaboration with Stan Appel, M.D., Chair of Neurology at the Methodist Hospital Neurological Research Institute, has completed clinical validation, testing serum proteins from over 600 patients, normal and neurodegenerative disease controls, including patients with Lou Gehrig’s (ALS), Alzheimer’s and Parkinson’s diseases.

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

Power3’s Discovery Platform of patents pending and trade secrets for identifying protein biomarkers, which signal early stages of breast cancer (pre-mammography) have led to what the Company believes to be the first test of its type that detects breast cancer earlier than current technology allows.  These discoveries establish the basis of a very sensitive, non-invasive, early detection breast cancer-screening test. With regard to the NAF test for breast cancer, the M.D. Anderson utilities patent licensed by Power3 has issued, as of February 15, 2005.  The Company’s breast Cancer NAFTest™ Clinical Validation Study continues with promising results.  The current enrollment status includes 162 patients, including all categories of normal, benign and cancer samples.  The three clinical sites include Mercy Women’s Center in Oklahoma City, OK, Obstetrical and Gynecology Associates in Houston, TX, and NYU School of Medicine in NY, NY.  It is anticipated that the enrollment will continue without changes to the sites or Primary Investigators.  The Company is pleased with the continual progress of the validation study and the advice received from the study’s principal investigator.  The Company has received a Notice of Allowance for its NAFTest™ trademark for breast cancer from the United States Patent and Trademark Office.

The Company has extended its breast cancer diagnostic technology with a newly discovered group of 12 blood serum biomarkers found in studies of serum samples collected at Mercy Women’s Center from 144 high risk women. Preliminary biostatistical analysis of these biomarkers indicate that monitoring their concentrations has utility in distinguishing between women with breast cancer, women with benign breast disease, and normal women.

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

The Company has accumulated an intellectual property portfolio in which the Company owns or has licensed a total of 24 patent applications, 1 issued U.S. patent and 2 License agreements, covering its biomarker discovery and diagnostic platforms and the breakthrough diagnostic and drug targeting discoveries it has obtained with its platforms.  The discoveries the Company has made include biomarkers and tests for breast cancer, gastrointestinal cancer, leukemia, drug resistance and neurodegenerative diseases.  The Company is also preparing several manuscripts for scientific publication covering these discoveries.

On October 13, 2005, the Company executed a Research Agreement with Pfizer, Inc. to further evaluate its NuroPro™ test capabilities and to test blind and unblended samples provided by Pfizer, under controlled conditions.

Results of Operations

Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004

Revenues for the three months ending September 30, 2005 were $-0- and $-0- for the same period in 2004.  Due to the Company’s focus on disease diagnosis, protein and biomarkers identification, and research on drug resistance in the areas of cancer, neurodegenerative and neuromuscular diseases, it is unlikely that the Company will receive any revenues from commercial operations in the immediate future.

Total Operating expenses were $3,388,913 during the three months ended September 30, 2005 as compared to $1,624,364 for the three months ended September 30, 2004, an increase of $1,764,549.  The increase in operating expenses was primarily attributable to an increase of $1,133,237 in stock based compensation expense and to the amortized costs of the warrants issued to consultants and to the convertible debenture holders.  Other operating expenses were $535,189 in the first three months of 2005 as compared to $362,397 during the first three months of 2004, an increase of $172,792.

Interest expense thus far in 2005 has amounted to $368,612 as compared to $2,752 during the same nine month period of 2004.  The increase in interest expense is primarily attributable to the monthly amortization of the accrued interest on the convertible debentures issued.

The above matters result in our Net Loss being slightly less during the first nine months in 2005 as compared to the first nine months of 2004.

Liquidity and Capital Resources

The Company has financed its operations since the date of the Advanced BioChem transaction primarily through the net proceeds generated from the sale of common stock, the sale of convertible debentures and the issuance of notes payable as bridge loans.  From the date of the Advanced BioChem transaction through September 30, 2005, the Company has raised approximately $2,538,150 in debt capital.  As described in “Recent Financing” below, the Company may sell an additional $1,600,000 in aggregate principal amount of convertible debentures following the effectiveness of the Registration Statement on Form SB-2 filed by the Company for the resale of certain shares of the Company’s stock by the purchasers of the Company’s convertible debentures.  The Company is in default under the terms of the Securities Purchase Agreement, the previously issued debentures and related registration rights agreement and there can be no assurance that the existing investors will purchase all or any portion of the additional $1,600,000 aggregate principal amount of debentures.  If additional debentures are issued and sold by the Company, the Company will use a portion of the proceeds from the sale and issuance of such debentures to pay the $451,000 principal balance owing under the promissory notes dated April and September, 2005, the $ 446,500 principal balance owing under the promissory note dated June 17, 2005 and amended in September, 2005 and the $240,650 in Officer Advances.

The Company’s liquidity and capital needs relate primarily to working capital, development and other general corporate requirements.  The Company has not received any cash from operations.  Under the terms of the license agreement with M.D. Anderson, which the Company acquired from Advanced BioChem, the Company is required to pay a nonrefundable license documentation fee of $40,000, payable in two installments.  The first $20,000 installment was previously paid following the execution of the license agreement and the second installment was paid in February 2005.  A similar license documentation fee is payable under the terms of the license agreement the Company entered into with M.D. Anderson and the Company was obligated to pay the second installment of $20,000 in August of 2005. That payment is now due and payable and has not been paid.  The Company has an immediate need for capital to continue its current operations.  In addition to seeking additional capital, the Company will seek revenues from research grants, collaboration agreements, and other strategic alliances.

In the event the sale and issuance of the $1,600,000 aggregate principal amount of debentures occurs and the investors exercise their warrants and additional investment rights, the Company anticipates it will have adequate cash to meet its funding requirements through the first quarter of 2006.  The foregoing projections are based upon the Company’s existing obligations.  Advanced BioChem has asserted that the Company has not assumed or recognized all liabilities for which it is obligated under the terms of the Securities Purchase Agreement.  The resolution of this dispute, including a possible settlement thereof, could result in an increase in the Company’s liabilities.  If the Company’s obligations are increased, the Company will require additional funding sooner than is currently anticipated.  (See “Recent Developments – Dispute with Advanced BioChem.”)

Net cash used in operating activities approximated ($210,471) for the nine months ended September 30, 2005, compared to ($970,366) for the nine months ended September 30, 2004.  The decrease in net cash used in operating activities during 2005 was primarily due to a smaller charge to stock-based compensation during the first nine months of 2005, as compared to the first nine months of 2004.

Net cash provided by financing activities approximated $338,890 for the nine months of 2005 as compared to $882,457 for the nine months ended September 30, 2004.  As of September 30, 2005, the Company’s principal source of liquidity was approximately $36,733 in cash.

Recent Financing

On September 5, 2005, the Company received a bridge loan in the amount of $ 200,000.  This bridge loan is due and payable within one business day following the closing of the Company’s sale and issuance of the $1,600,000 aggregate principal amount of debentures pursuant to the Securities Purchase Agreement dated October 28, 2004, as amended.  If that closing, which is to occur within five trading days of the effectiveness of the Company’s pending registration statement on Form SB-2, does not occur on or before October 31, 2005, the entire unpaid principal balance will be due on October 31, 2005.  The due date for this note has been extended to November 15, 2005 and interest is due on the note according to certain provisions as described in the note documents, shown as an exhibit to the 8-K filed by the Company on September 9, 2005.

The Company’s earlier $251,000 bridge loan, received in the quarter ending June 30, 2005, bears interest at a rate of 10% per annum which, at the holder’s option, may be paid in (a) cash, or (b) that number of shares of the Company’s common stock determined by dividing $ 251,000 by the common stock price on the date of payment and multiplying the quotient so obtained by 20%.  This note is still outstanding and remains unpaid at this time.

On September 6, 2005, the Company received an Officer Advance in the amount of $ 80,000.  This advance is in the form of a short-term Note Payable, to the Officer, and is payable on March 6, 2006.

Should the principal not be repaid as of March 6, 2006, interest of 6% per year on any unpaid principal amount will be earned by the Payee until such time as all of the principal amount is repaid.

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

On September 6, 2005, the parties to this promissory note agreed to amend the original note, thereby changing the amount to be repaid, by Power3, to $446,500 and changing the due date of the note to October 31, 2005.  All other provisions of the note remain in effect, as originally stated in the Note Payable and shown as an exhibit to the 8-K filed by the Company on September 9, 2005.  This note remain unpaid and still outstanding at this time.

On September 29, 2005 the Company received an Officer Advance in the amount of $20,000.  This advance is in the form of a short-term Note Payable to the Officer and is payable on March 6, 2006.  Should the principal not be repaid as of March 6, 2006, interest of 6% per year on any unpaid principal amount will be earned by the Payee until such time as all of the principal amount is repaid.

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

Absent a source of revenues, the Company will require funding in order to carry out its business plan until such time as it is able to generate sustained revenues.  The Company’s current cash requirements are approximately $200,000 per month and the Company anticipates that it will require approximately $2,400,000 for the twelve months ended September 30, 2006 to continue its development activities, undertake and perform clinical validation studies, continue its marketing efforts and maintain its administrative infrastructure, broken down as follows:

Estimated Expenditures Required
During Next Twelve Months

General and Administrative	$1,850,000
Patent filings and intellectual property	$200,000
NAF clinical validation studies	$350,000

Total	$2,400,000

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

As noted previously, the Company entered into a securities purchase agreement and an amendment to the securities purchase agreement pursuant to which certain investors agreed to purchase, subject to the satisfaction of certain conditions, convertible debentures in the aggregate principal amount of $3,000,000.  Assuming the completion of the remaining closing and sale and issuance of the remaining $1,600,000 in aggregate principal amount of the convertible debentures, the Company estimates that, after repayment of the bridge loans immediately following the sale and issuance of such debentures, the Company will have adequate cash to allow it to meet its current funding requirements through the first quarter of 2005.  In the event the sale and issuance of such debentures occurs and the investors exercise their warrants and additional investment rights, the Company anticipates it will have adequate cash to meet its current funding requirements through the end of 2006.  The foregoing is based upon current estimated cash requirements and may be affected by the Company’s current dispute with Advanced BioChem regarding the liabilities assumed under the May 2004 transaction.

The Company will continue to require additional debt or equity financing for its operations, which may not be readily available.  The Company’s ability to continue as a going concern is subject to its ability to generate a profit or obtain necessary funding from outside sources.

Off-Balance Sheet Arrangements

At September 30, 2005, with the exception of the lease for its operating facility, and employment agreements entered with its three principal officers, the Company did not have any significant off balance sheet commitments.

On November 1, 2005, the Company executed an agreement with Dallas Jones Associates to provide financial services and receive compensation of 8 per cent of debt funds or equity funds raised for the Company, payable upon completion of any such transaction.

Critical Accounting Policies

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

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees.  The Company will be required to apply FAS 123 (R) on a modified prospective method.  Under this method, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123, FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005.  The Company has not yet determined the impact that FAS 123 (R) will have on its financial statements; however, it does not believe the impact of adopting this Statement will be material as there are no unvested options and warrants at September 30, 2005.

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

Item 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on this evaluation and for the reasons set forth below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2005.

Management has identified certain deficiencies which have caused it to conclude that the Company’s disclosure controls are ineffective.  Certain of these deficiencies such as late filing of the Company’s 10-K for the year ended December 31, 2004, the Company’s inability to hire outside professionals and consultants and the unexpected issues with the Advanced BioChem transaction, were previously reported in the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

The Company has undertaken steps and implemented actions as disclosed in its previous Form 10-QSB in an effort to resolve these deficiencies.

While the actions identified in the previously filed Form 10-QSB and the actions identified below have addressed many of these deficiencies, the Company continued to have deficiencies with respect to its disclosure controls and procedures at September 30, 2005 including the following:

•                  Although the Company has hired accounting personnel as reported in its previous Form 10-QSB, the Company’s limited financing and available capital have restricted the Company’s ability to fully implement its procedures for the improvement of its internal control over financial reporting and to engage certain outside professionals and advisors to the extent the Company has desired to support the Company’s accounting personnel in the preparation and/or audit of financial statements and reports to be filed with the SEC.

•                  The Company continues to face unexpected issues relating to the integration of the Advanced BioChem transaction such as the dispute described in this quarterly report over the Advanced BioChem liabilities that Power3 is ultimately responsible for and such issues have caused the Company’s accounting personnel to devote significant and unanticipated time and attention to these matters.

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

Changes in Internal Control Over Financial Reporting

During the first three quarters of 2005, the Company has continued the implementation of more rigorous policies with respect to its disclosure and financial reporting review process including improvements of its infrastructure and processes to improve its internal control over financial reporting.  The Company also is continuing its implementation of procedures to improve its review and processing of non-accounting documentation and contracts.  Other than the changes described above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

On June 3, 2005, Mr. Michael Rosinski, Chief Financial Officer of Power3, resigned and terminated his employment at the Company as of that date.  On June 3, 2005, the Company named John P. Burton as its Chief Accounting Officer and Controller.  On September 15, 2005 the Company named Mr. Burton as Chief Financial Officer, according to an Employment Agreement effective as of that date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2004, Chapman Spira & Carson, LLC (“Chapman Spira”), an investment banking firm, filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Advanced BioChem (the Predecessor), Power3 and Steven Rash.  The suit alleges that Advanced BioChem and Power3 are liable to Chapman Spira for damages allegedly resulting from the breach of a letter agreement between Chapman Spira and Advanced BioChem relating to the performance of strategic and investment banking services.  The suit further alleges that Mr. Rash made false statements regarding the performance of services by Chapman Spira. Chapman Spira is seeking damages in the amount of $1,522,000 plus interest.  We have filed an answer in the lawsuit.  We believe that Chapman Spira’s claims are without merit; however, we cannot be assured we will prevail or if the outcome of the action will adversely affect our business, financial position or results of operations.  Inquiries to resolve this matter have been undertaken by the attorneys representing each party in this matter, but no resolution has been achieved thus far.

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

On May 17, 2005, the Law Offices of Jerry Scheff filed suit against us seeking recovery of fees billed to us for legal fees invoiced in November, 2004.  We believe that we are not liable for the specific dollar amounts claimed in the lawsuit, however the dollar amounts are included in the accounts payable section of the Company’s balance sheet.  We cannot be assured we will prevail or if the outcome of this action will adversely affect our financial position or results of operations.

On May 19, 2005, Quinn Capital Consulting, Inc. filed suit against Power3 and Steven B. Rash claiming breach of contract regarding payment for services claimed to be issued to Power3, with payment to have been made by issue of 500,000 shares to Quinn Capital, for which Power3 later cancelled or otherwise converted the shares from Quinn Capital.  We believe that we are not liable for the issuance of any shares to Quinn Capital regarding the service performed under any such agreement, however we cannot be assured we will prevail or if the outcome of this action will affect our financial position or results of operations.

In June, 2005, Charles Caudle et al filed a lawsuit in Harris County, Texas, against Advanced BioChem, Power3 and the officers and directors of both companies.  The suit alleges that Advanced BioChem, Power3 and the officers and directors of Power3, are liable to Charles Caudle et al for damages resulting from funds loaned to Advanced BioChem and which were subsequently converted into common stock of Advanced BioChem.  It is unclear as to the specific dollar amount of the claim.  We, and our officers and directors, have filed an answer denying all claims in the lawsuit.  We believe that Charles Caudle et al’s claims are without merit, however we cannot be assured we will prevail or if the outcome of the action will adversely affect our financial position or results of operations.

On June 27, 2005, the Company received a subpoena for documents regarding the SEC’s Division of Enforcement investigation In The Matter of Maui General Store, Inc.  It is our understanding that the Maui General Store matter relates to a promotional scheme by certain individuals to promote the stock and stock price of certain companies, during 2004.  We provided all documents in our possession pursuant to the subpoena and complied fully with the subpoena on July 11, 2005.  We have received no further correspondence from the Enforcement Division of the SEC.  We have not been notified that we are a subject of this investigation.

On August 8, 2005, Industrial Enterprises of America, formerly Advanced BioChem, filed suit in the Supreme Court of the State of New York, New York County against Power3, Steven B. Rash and Ira Goldknopf claiming damages of at least $3,000,000. In this action, Advanced BioChem has asserted that Power3, Steven Rash and Ira Goldknopf are responsible for all of the liabilities of Advanced BioChem, at the date of the asset purchase transaction on May 18, 2004.   On October 25, 2005, this action was discontinued without prejudice by the Plaintiff, Industrial Enterprises of America.

On August 29, 2005, Power3 was notified that it had been sued by Carlotta Lansford for non-payment of services rendered to Advanced BioChem.  Plaintiff claims that the liability for these services now rests with Power3 due to Power3’s assumption of liabilities in the May 18, 2004 transaction with Advanced BioChem.  While Power3 believes that it will eventually be determined to be not liable for these claims, this liability has been included in the accounts payable of the Company.

On October 3, 2005, Power3 was notified that it has been sued by Kamy A. Behzadi, a former employee and a stockholder of Power3.  The suit claims breach of contract and ask that all restrictions on stock issued to the Plaintiff be removed or that the restrictions be declared null and void.   Previously on May 11, 2005, the Company had filed suit against Mr. Behzadi and Search Alliance for misrepresentation of professional credentials, deceptive trade practices and breach of contract regarding his employment with Power3.

Item 2. Unregistered Sale of Equity Securities and use of Proceeds

(a)                Not applicable.

(b)               Under the terms of the $400,000 aggregate principal amount of convertible debentures issued by the Company as of January 26, 2005, as well as the terms of the $1,000,000 aggregate principal amount of convertible debentures issued by the Company as of October 28, 2004, the Company is prohibited from taking certain actions without the approval of the holders of a two-thirds majority of the then-outstanding principal amount of the debentures.  Specifically, the Company has agreed not to, so long as any portion of the debentures are outstanding, (1) amend it certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the debentures, or (2) repurchase more than a de minimis number of shares of its common stock or other equity securities other than as to the shares of common stock issuable upon conversion of the debentures described above.

(c)                Not applicable.

(d)               Not applicable.

Item 3. Defaults Upon Senior Securities

The Company is in default under the provisions of the Securities Purchase Agreement, registration rights agreement and previously issued debentures.  The events of default principally relate to the Company’s inability to timely file its Annual Report on Form 10-KSB and the Company’s resulting inability to have the registration statement declared effective within the time period required by the agreements.  As previously disclosed, the Company had been unable to file its 2004 Annual Report on Form 10-KSB.  The Company has now correctly recharacterized the May 18, 2004 transaction with Advanced BioChem as a purchase transaction, and on September 9, 2005, filed its Form 10-KSB for the year ended December 31, 2004.

Although the Company intends to seek waivers or forbearance agreements from the holders of its debentures, there is no assurance that the Company will receive such concessions.  If the Company is unable to obtain such concessions, the aggregate amount payable under the outstanding debentures due to the acceleration thereof by reason of the default is equal to the “Mandatory Prepayment Amount” as specified in the debentures.  The Mandatory Prepayment Amount equals the sum of (i) the greater of:  (a) 130% of the principal amount of the debentures to be prepaid, or (b) the principal amount of the debentures to be prepaid, divided by the conversion price on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is less, multiplied by the closing price of the Company’s common stock on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the debentures.  In addition to the foregoing, pursuant to the terms of the registration rights agreement, the Company is required to pay each holder of the debentures liquidated damages since the registration statement was not declared effective on or before February 25, 2005.  The amount of liquidated damages shall equal two percent (2%) of the aggregate purchase price paid by the holders for the debentures and shall be payable on each monthly anniversary of such date until the registration statement is declared effective.  The Company has received notice from one of the purchasers of the debentures informing the Company that it is in default under the debentures and demanding payment of the Mandatory Prepayment Amount, together with the liquidated damages, to which it is entitled pursuant to the agreement.  That amount is outstanding and has not been paid by the Company.

The Company has now filed its Amendment #1 to SB-2 and as soon as it is declared effective, will endeavor to resolve the issue of the monthly debenture penalty payments immediately thereafter or at time of purchase of the remaining $1,600,000 of convertible debentures.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the quarter ended March 31, 2004.

Item 5. Other Information

Filing Status of Reports

On October 6, 2005, Power3 filed Amendment #1 to SB-2, originally filed in February, 2005, to register securities underlying a Securities Purchase Agreement dated October 28, 2004, as amended.

Related Party Promissory Note

On October 17, 2005, the Company executed a promissory note in the principal amount of $39,231 payable to Dr. Ira L. Goldknopf (the “Payee”) who is the Chief Scientific Officer, a Director and a Principal Stockholder of the Company.  Under the terms of the note, the principal amount of thirty nine thousand, two hundred and thirty one dollars ($39,231), (the “Principal”) shall be due and payable on or before March 6, 2006 (the “Maturity Date”).  Should the Principal not be repaid as of March 6, 2006, interest of 6 % per year on any unpaid Principal amount will be earned by the Payee until such time as all the Principal amount is repaid.  This Note may be repaid at any time prior to March 6, 2006, without interest or penalty.

$150,000 Promissory Note

On November 3, 2005, Power3 Medical Products, Inc. (“the Company” or “Power3”) executed a promissory note (“the Note”) in the principal amount of $150,000 payable to Trinity Financing Investments Corporation (“the Holder”).  Pursuant to the Note, the Company promises to pay to the Holder $150,000 in cash on March 2, 2006. The Note bears interest at the rate of 11% per annum until the maturity date. After the maturity date, the default rate of interest increases to 18% per annum on any portion of the principal amount of the Note remaining outstanding.

Payment of the Note is secured by personal Unconditional and Continuing Guarantees from both Steven B. Rash, the Company’s Chairman and CEO, and Dr. Ira Goldknopf, the Company’s Chief Scientific Officer and a Director. In addition, Mr. Rash and Mr. Goldknopf executed a Stock Pledge Agreement, as security for the Note, in the amount of 2,000,000 shares of Power3 common stock.  Further, as part of the consideration provided to the Holder for the Note, Trinity Financing Investments Corporation also received seven year warrants for the purchase of up to 1,000,000 shares of the Company’s common stock at an exercise price of $.25 per share, subject to adjustment.   The warrants are exercisable, in whole or in part, any time from and after the date of issuance of the warrant and prior to the expiration of seven years following the date of issuance of the warrant.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Form 10-QSB for quarter ended June 30, 2005 as filed on August 22, 2005
10.2	Form 8-K/A, as filed on August 29, 2005
10.3	Form 10-QSB/A for quarter ended June 30, 2004 as filed on September 9, 2005
10.4	Form 10-QSB/A for quarter ended September 30, 2004 as filed on September 9, 2005
10.5	Form 10-QSB/A for quarter ended March 31, 2005 as filed on September 9, 2005
10.6	Form 10-KSB for year ended December 31, 2004 as filed on September 9, 2005
10.7	Amendment #1 to SB-2 filed October 6, 2005 as filed on October 6, 2005
10.8

Promissory Note, dated September 5, 2005, executed by Power3 and Cordillera Fund, in the amount of $200,000 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 9, 2005

10.9

Promissory Note, dated September 6, 2005, executed by Power3 and Dr. Ira Goldknopf in the amount of $80,000 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 9, 2005

10.10

Promissory Note (Amended version), dated August 29, 2005, executed by Power3 and John Fife in the amended amount of $446,500 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 9, 2005

10.11	Collaborative Research Agreement, dated October 13, 2005 by and between Power3 and Pfizer Inc. with Pfizer Inc.(incorporated by reference to the Company’s Form 8-K filed on October 19, 2005.)
10.12	Employment Agreement with John Burton dated September 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 21, 2005
10.13

Exclusive License Agreement dated effective June 28, 2005, by and between Power3 and Baylor College of Medicine (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2004

10.14

Patent and Technology License Agreement dated August 1, 2004, by and between Power3 and The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2004

10.15

Patent and Technology License Agreement dated September 1, 2003 by and between The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center and Advanced BioChem (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB for the quarter ended September 30, 2004

10.16

Securities Purchase Agreement dated October 28, 2004 among the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2004

10.17

Amendment to Securities Purchase Agreement dated January 19, 2005, between the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form SB-2 (File No. 122227)

10.18	Power3’s Registration Statement (incorporated by reference to the SB-2 (File No. 122227) as filed on January 21, 2005
10.19	Amended and Restated Employment Agreement for Steven B. Rash (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2005
Amended and Restated Employment Agreement for Ira L. Goldknopf, PhD (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 5, 2005)
10.20	Collaborative Research Agreement dated March 21, 2005, by and between New Horizons Diagnostics and Power3 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2005
10.21

Collaborative Research and Licensing Agreement dated May 17, 2005, by and between BioSite Incorporated and Power3 (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-KSB filed on September 9, 2005

31.1*	Certification
31.2*	Certification
32.1**	Certification Pursuant to Section 906
32.2**	Certification Pursuant to Section 906

  * Filed with this report.
** Furnished with this report.

(1)          Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Power3 Medical Products, Inc. (Registrant)

Date: November 14, 2005	By:	/s/ Steven B. Rash
Steven B. Rash
Chairman and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Rash	Chairman and	November 14, 2005
Steven B. Rash	Chief Executive Officer

/s/ John P. Burton	Chief Accounting Officer	November 14, 2005
John P. Burton	and Controller