Form 10KSB
period 2005-12-31
POWER 3 MEDICAL PRODUCTS INC
filed 2006-04-17
CIK 1063530

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Revenues for the issuer’s fiscal year ended December 31, 2005 were $ -0-.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Over-the-Counter Bulletin Board (“OTCBB”) administered by the National Association of Securities Dealers (“Nasdaq”) on December 31, 2005 was $6,602,561.  For purposes of this calculation, affiliates include directors, executive officers and current employees.

The number of shares outstanding of the registrant’s common stock, par value .001 per share, as of March 1, 2006 was 68,613,700 shares.

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
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services

SIGNATURES

i

FORWARD-LOOKING STATEMENT

This Report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies, and predictions of Power3 Medical Products, Inc. (“Power3” or the “Company”) or its management with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are usually identified by the use of words such as “believes,” “will,” “anticipates,” “estimates,” “expects,” “projects,” “plans,” “intends,” “should,” “could,” or similar expressions.  These statements are based on certain assumptions and analyses made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors believed appropriate.  Readers are cautioned that these forward-looking statements are only predictions and that the Company’s business is subject to significant risks and uncertainties, including, without limitation:

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

PART I

Except for historical information, the matters set forth in this report include forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth herein.  Power3 Medical Products, Inc. refers you to cautionary information and risk factors contained elsewhere herein and in other documents filed with the Securities and Exchange Commission (“SEC”) from time to time.

Item 1. Description of Business.

Overview and Corporate History

Power3 Medical Products, Inc. (the “Company” or “Power3 “) was incorporated in the State of Florida on May 15, 1992 and merged into a New York Corporation in 1994, under the name Sheffield Acres, Inc. Power3 and its wholly owned subsidiaries, C5 Health, Inc. (C5), which was officially dissolved in the State of Delaware and the State of Florida effective December 31, 2003 and Power3 Medical, Inc., a Nevada Corporation, were engaged in sales, distribution and services for the healthcare industry. On September 12, 2003  Surgical Safety Products, Inc. amended its Certificate of Incorporation to (a) declare a 1:50 reverse split of its common stock; (b) increase its authorized capital to 150,000,000 shares of common stock and 50,000,000 shares of preferred stock; and (c) change its name to Power3 Medical Products, Inc.

Prior to May 17, 2004, the Company had one direct subsidiary, Tenthgate, Inc. (“Tenthgate”), a Nevada corporation formerly known as Power3 Medical, Inc.  Prior to this date, Tenthgate was accounted for, by Power3, as a wholly-owned subsidiary, operating as a “development stage company”, under the cost method.  Prior to the acquisition of substantially all the assets and certain liabilities from Advanced BioChem, now known as Industrial Enterprises of America, it was contemplated that Power3 would distribute the shares of its subsidiary, Tenthgate, to its shareholders of record, as of May 17, 2004.  To fulfill this obligation, the shares of Tenthgate were transferred to a trustee for distribution to the shareholders of Power3 as of May 17, 2004, before the Advanced BioChem transaction and the takeover by present management.  Tenthgate was spun off because the management of Power3, in place prior to May 17, 2004, desired to continue to own and eventually operate this subsidiary.  At the time of the spinoff, Tenthgate was granted the rights to market a product line that had previously been marketed by Power3, but which the company had decided to abandon.  Tenthgate was not an operating company, and their management has apparently abandoned any plans to market the product as evidenced by their SEC filings, specifically their amended 10-QSB filed for the quarterly period ending January 31, 2005, wherein they specifically state that they are a “development stage company.”  As of May 17, 2004, at the time of the transfer of shares to a trustee for distribution to the previous shareholders of Power3, Tenthgate was spun off to the previous shareholders of Power3 as of May 17, 2004, and was deconsolidated from Power3 at that time.  The new owners of Tenthgate, i.e. the previous shareholders of Power3 as of May 17, 2004, have been independently operating Tenthgate since May 17, 2004 and Power3 does not now own or control the operations or activities of Tenthgate, nor are their activities associated with Power3 in any manner whatsoever.

The Company’s common stock is quoted on the Pink Sheets Electronic Quotation Service under the symbol “PWRM.PK”. The Company’s principal executive offices are located at 3400 Research Forest Drive, Suite B2-3, The Woodlands, Texas 77381.  The Company’s telephone number is (281) 466-1600 and its facsimile number is (281) 466-1681.  During 2005, the Company’s failure to timely file its Form 10-KSB caused the OTCBB to append the symbol “E” to the Company’s trading symbol.  On June 14, 2005, the Company was notified of the OTCBB’s action to not allow the Company’s securities to be quoted on the OTCBB, as of June 16, 2005, pending the filing of the Company’s Form 10-KSB for 2004.  The Company’s Form 10-KSB for 2004 was filed on September 6, 2006.  The Company has reapplied for quotation on the OTCBB and all quotations of the Company’s securities are deleted from the OTCBB.  Power3 filed a Form 211 to be reinstated to the OTCBB, but was informed by NASD that restoration to the OTCBB was not possible until the Company’s SB-2, filed to register shares associated with the convertible debentures issued in October, 2004, was effective.  Power3 has been informed by the NASD that the only issue remaining, before it can be relisted to the Bulletin Board, is the effectiveness of the SB-2, filed by the Company to register the shares associated with the convertible debenture and warrant agreements, originally issued in October, 2004.

                The Company transitioned to the development stage, from previously being an operating company, as of the asset purchase transaction with Advanced BioChem on May 18, 2004, as referenced below.  As a development stage company, Power3 is primarily engaged in commercializing its intellectual properties in the area of diagnosis and treatment of breast cancer, ALS, Alzheimer’s disease and Parkinson’s disease.

Purchase of a Set of Assets and Assumption of a Set of Liabilities from Advanced Bio/Chem, Inc.

On May 18, 2004, Power3 purchased substantially all the assets of Advanced Bio/Chem, doing business as ProteEx.  Since the May 18, 2004 transaction, Advanced Bio/Chem has changed its name to Industrial Enterprises of America, Inc.  In this transaction, Power3 purchased substantially all the assets and intellectual properties of Advanced Bio/Chem and assumed certain liabilities in exchange for the issuance of 15,000,000 shares of its common stock pursuant to an Asset Purchase Agreement of even date therewith. For financial statement purposes, the transaction has been accounted for as a purchase transaction.  Unless otherwise stated in this report, all financial information presented in this report is for Power3 Medical Products, Inc., in accordance with Regulation S-B for reporting the purchase of a set of assets and liabilities not constituting a change in control of Advanced BioChem or a merger or acquisition of Advanced BioChem into Power3 Medical Products, Inc .

The transaction between Power3 and Advanced BioChem was evaluated by an independent appraiser and was determined to be a fair value transaction.  Power3 exchanged 15,000,000 shares of common stock for a set of assets and certain liabilities it received in the transaction from Advanced BioChem.  The physical assets acquired consisting primarily of lab equipment were transferred to the Balance Sheet of Power3, at cost, which is estimated to be substantially the same as their value.  In addition, the liabilities acquired were transferred to the Balance Sheet of Power3 at the remaining outstanding balances due.  A subset of legal fees transferred to Power3, which had previously been capitalized by Advanced BioChem, were expensed at the time of the transaction.  No other intangible assets were identified or recognized as obtained from Advanced BioChem since all such expenditures had been previously expensed by Advanced BioChem as research and development expenditures.  Therefore, Power3 recognized the difference in the market value of the stock given up in the transaction versus the assets and liabilities acquired as Goodwill.

This accounting treatment represents a change in the accounting treatment previously used to report the Advanced BioChem transaction as a recapitalization of Power3 as in a reverse acquisition, as previously shown in the Form 10-QSB issued by Power3 for the 2nd Quarter, 2004.  The Company, and its auditors, are in complete agreement as to the accounting treatment of purchase accounting as an appropriate treatment to account for its acquisition of the assets and a certain set of liabilities of Advanced BioChem, now known as Industrial Enterprises of America, on May 18, 2004.

Business of Issuer

As of the Company’s acquisition of assets from Advanced Bio/Chem on May 18, 2004, the Company’s overall business strategy was changed.  The Company’s current business directive is to engage in the early detection, monitoring, and targeting of diseases through the analysis of proteins. Power3’s development stage business objective is to commercialize its intellectual properties by focusing on disease diagnosis, protein and biomarkers identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases. Coincident with the acquisition of assets from Advanced BioChem, the Company changed its management team and established a Scientific Advisory Board to assist in the research and development of its products. The members of this Scientific Advisory Board are recognized leaders in their chosen fields and the Company is working with them to find effective therapeutics and novel predictive medicine for important human diseases.

The Company’s business strategy, which is dependent upon obtaining sufficient additional financing, is to enhance the commercialization of its existing diagnostic products and to aggressively pursue appropriate product and company strategic partnerships.

As a result of the acquisition of assets and certain liabilities of Advanced Bio/Chem, Power3 has transitioned into an advanced proteomics company that applies existing proprietary methodologies to discover and identify protein biomarkers associated with diseases. By discovery and development of protein-based disease biomarkers, the Company has begun the development of tools for diagnosis, prognosis, early detection and identification of new targets for drugs in cancer, and neurodegenerative and neuromuscular diseases such as amyotrophic lateral sclerosis (commonly known as ALS or Lou Gehrig’s disease), Alzheimer’s disease, and Parkinson’s disease.

Power3’s scientific team is headed by its Chief Scientific Officer, Dr. Ira L. Goldknopf.  Dr. Goldknopf was a pioneer in the science of clinical proteomics in the 1970s and 1980s and in so doing made a significant biochemistry discovery – the ubiquitin conjugation of proteins.  This discovery was cited in the announcement of the 2004 Nobel Prize for chemistry.  The team has leveraged these significant insights and has made progress in the discovery of unique disease protein footprints of biomarkers in breast cancer, neurodegenerative disease, and drug resistance to chemotherapeutic agents.

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

Product Candidates

The Company plans to target the protein-based diagnostic and drug targeting markets utilizing the Company’s portfolio of proprietary biomarker disease footprints.  In the area of neurodegenerative disease, the Company has completed clinical validation studies involving over 650 patient samples and is utilizing biostatistics to monitor appropriate biomarkers for diagnostic sensitivity, specificity, positive predictive value, and negative predictive value.  By testing patient body fluids and tissues, such as serum, nipple aspirate fluid, and bone marrow, the Company has discovered unique snapshots of protein patterns in diseases including:

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

The Company has successfully identified more than 400 proteins, protein fragments and isoforms that are differentially expressed in response to disease by employing proprietary technologies gained from over 50 years of combined experience in protein biochemistry.

Power3 is transitioning from a company focused only on research and development to one that is demonstrating “proof of concept” of its technology as it enters the commercialization stage for its technology, products and services.  The Company is engaged in the process of developing a portfolio of products including the biomarkers and blood serum tests (for early detection of breast cancer), NuroPro™ biomarkers and blood serum tests (for neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases) and biomarkers, tests and drug targets for drug resistance to chemotherapeutics.

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

Effective June 28, 2004, Power3 entered into an exclusive license agreement with the Baylor College of Medicine which grants to the Company an exclusive, worldwide, sublicensable license for serum proteomics methods under certain patent rights for all biomarkers for both diagnostic and therapeutic use in neurodegenerative disease. Under the terms of the agreement, Power3 paid Baylor an initial license fee and it has the obligation to pay future royalties and additional licensing fees upon the achievement of certain milestones.  The Company is obligated under the license agreement to indemnify Baylor, its faculty members, scientists, researchers, employees, officers, trustees and agents against claims arising from the design, process, manufacture or use of any of the patent rights or licensed products that are developed through the use of the license from Baylor.  Subject to customary termination provisions, the term of the agreement is established on a country-by-country basis and expires on the date of expiration of the last patent rights to expire in that country or the tenth anniversary of the first commercial sale of licensed products in countries where no patents exist in such country. After such expiration the Company will have a perpetual paid in full license in such country.

On August 1, 2004, Power3 entered into an exclusive license agreement with M.D. Anderson which grants the Company an exclusive, worldwide, sublicensable license to patents and technologies for early detection screening tests, identified protein biomarkers and drug targets for cancer patient’s resistance to drug therapy. The licensed technology was developed through joint collaboration between the Company’s scientific team and M.D. Anderson. Under the terms of the agreement, the Company paid M.D. Anderson an initial license fee and the Company has the obligation to pay further royalties and additional licensing fees upon the achievement of certain milestones.  The license agreement imposes upon the Company an obligation to indemnify the Board of Regents, The University of Texas System, M.D. Anderson, the regents, officers, employees, students, and agents against claims arising on account of any injury or death or damage to property caused by the exercise of the rights granted under the license agreement to the Company, its officers and affiliates.  The term of the license agreement is based on the date of expiration of the last patent rights to expire or, in the case of licensed technology rights, for a term of fifteen (15) years.  However, in addition to customary termination provisions, M.D. Anderson has the right to terminate the license in any country if the Company fails, within ninety (90) days after receiving written notification from M.D. Anderson, to provide satisfactory evidence that it has commercialized or is attempting to commercialize the licensed invention in such country.

On August 31, 2004 the Company entered into a research agreement with Baylor College of Medicine for the purpose of discovering biomarkers in serum and plasma that are of particular utility in the diagnosis and drug targeting for metabolic syndrome and associated disorders including diabetes, cardiovascular disease, hypertension and stroke.  Under the terms of the agreement, Baylor College of Medicine will provide the Company sample materials for use in diagnosis in drug targeting metabolic syndrome and associated diseases including diabetes, cardiovascular disease, hypertension and stroke.  With respect to any inventions developed pursuant to the agreement, the party who develops such invention will retain sole and exclusive rights to such invention.  The other party will have the right to an exclusive license for the invention, which has been developed.  Inventions developed jointly by the parties will be jointly owned.  Power3 does not have any obligations for the payment of fees or royalties pursuant to this agreement.  The agreement has a term ending June 30, 2007 and may be renewed for successive one-year periods.

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

On October 13, 2005, Power3 executed a Research Agreement with Pfizer, Inc. to further evaluate the Company’s NuroPro™ test capabilities and to test blind and unblended samples, provided by Pfizer, under controlled conditions.  The Company is completing the analysis of the results with the blinded samples in preparation to present them to Pfizer.

On December 28, 2005, the Company submitted 6 breast cancer blood serum biomarkers to Biosite, for consideration under the agreement.  The development of antibodies was begun by Biosite for the first of this series.

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

The Company has decided to focus development efforts for its early-detection tests for breast cancer on blood serum.  The Company has successfully used blood serum as the platform for its NuroPro™ neurodegenerative tests and believes that blood serum as a single platform is the best medium for the development and commercialization of proteomics diagnostic tests.

The Company’s Breast Cancer NAFTest™ analyzes fluids from the breast called nipple aspirates fluid (NAF). Initial success yielded the identification of groups of breast cancer proteins in the aspirates. The procedure utilizes a breast pump to obtain a drop of fluid from the nipple. The aspirate is analyzed to identify specific breast cancer protein footprints.

During the past year, Power3 has conducted clinical validation studies of its breast nipple aspirate fluid breast cancer test a three clinical sites:  Mercy Woman’s Center in Oklahoma City, the NYU Medical Center in New York City and Obstetrics and Gynecological Associates at The Woman’s Hospital in Houston.  The use of breast duct fluid samples for this purpose is the subject of an issued patent and patent pending license from MD Anderson Cancer Center.

Concurrently, Power3 conducted its own biomarker discovery program using blood serum samples collected from the same clinical validation sites, in collaboration with Dr. Alan Hollingsworth at the Mercy Woman’s Center.

The blood serum biomarkers and tests for early-detection of breast cancer discovered by comparing blood serum samples, distinguish between women with breast cancer, women with benign breast disease, and normal women with high sensitivity and specificity.  The Company believes that there are many advantages to a simple blood test over other samples taken from patients, not the least of which is the ready acceptance by patients to having blood drawn.  This, along with numerous complaints from patients about the discomfort of the procedure, as well as the low success rate in getting nipple aspirate samples (less than 50%) and the experience that even when samples were successfully drawn, they were often not representative enough for accurate testing, has led the Company to decide that nipple aspirate testing is not commercially viable.

Since the Company has elected to not pursue nipple aspirate testing for commercialization, the license agreement with MD Anderson has not been renewed by the Company.  The blood serum biomarkers and tests, discovered directly using blood serum, are covered under intellectual property solely owned by the Company.

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

The members of the Company’s scientific team have developed a method for the differential diagnosis of neurodegenerative diseases utilizing blood serum, which was co-developed with neurologist, Dr. Stan Appel, now Chair of Neurology and Co-Director of Methodist Neurological Institute in Houston. With this test, which involves monitoring the concentration of differentially expressed proteins, the Company has identified groups of unique markers that appear to distinguish normal patients from those with motor neuron, cognitive, and other neurological disorders.

The Company is continuing its ongoing clinical validation program in collaboration with the Methodist Neurological Institute.  The initial phase was completed in July 2004 and the latest phase was completed in March, 2006.  During this time period, the Company’s database has increased from 183 to over 650 unique samples classified either as normal or being clinically diagnosed with ALS, Alzheimer’s, Parkinson’s, and other related neurological disorders.  During this time, the number of differentially expressed proteins used in the discriminant analysis has increased from 9 to 47.  The ability to differentiate diseases from each other and from normal and disease controls has improved using the proprietary PD3™ process, including Polyiterative™ biostatistical analysis on the larger database and the expanded set of biomarkers.  Currently, select panels of biomarkers are being employed in development of the NuroPro™ blood serum-based tests for four disease diagnostics including neurological diseases of motor control such as Parkinson’s disease, ALS and their like disorders; ALS specific tests for ALS vs. ALS-like disorders; Alzheimer’s disease specific tests; and a Parkinson’s disease-specific test.  Pre-IDE applications for the first two have been filed with the U.S. Food and Drug Administration.

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

Strategic Partners Initiative

In January of 2006, the Company retained GloCap Advisors, LLC, as exclusive advisor for strategic alternatives.  As the Company continues to seek synergistic strategic partners to license and develop its growing portfolio of protein biomarkers and tests, it believes Glocap Advisors assistance, business introductions and advice will increase the Company’s exposure in target markets, provide important strategic relationships and identify appropriate strategic partners, instrumental and essential for overall successful execution of the Company’s business plan.  The Company’s business plan includes the development of these strategic partnerships which it anticipates will assist in the Company’s evolution over the next several years including the commercialization of its proprietary technologies.

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

Research and Development

The Company believes that research and development is an important factor in its future growth and operates a state of the art proteomics laboratory.  The Company has restricted the initiation of new research activities during 2005 because of funding limitations and has focused its efforts on commercializing its current inventory of test products.

Patents, Copyrights and Trademarks

The Company is continuing to pursue patent protection for its proprietary technologies with the U.S. Patent and Trademark Office and in foreign jurisdictions.  The Company plans to prosecute, assert and defend any patent rights it may obtain, whenever appropriate.  However, securing patent protection does not necessarily assure the Company of competitive success.

With respect to the Company’s biomarker discovery process, antibody detection system and breast cancer biomarkers, the Company has two provisional patents pending and four utility patents pending.  The Company’s work in breast cancer no longer depends on certain technologies that it has licensed from M.D. Anderson Cancer Center, as those licenses are for nipple aspirate technology that the Company has determined to be not commercially viable.  The Company’s blood serum biomarkers and tests are solely owned by the Company.

In cooperation with Baylor College of Medicine, the Company has discovered 47 biomarkers for neurodegenerative diseases such as ALS, Alzheimer’s disease, and Parkinson’s disease.  The Company has received an exclusive license for the rights in this technology and is responsible for the filing, prosecution and maintenance of all patent applications covering this licensed technology.  To date, the Company has seven provisional patent applications pending for the neurodegenerative biomarkers and assays using these biomarkers and has also converted four of those provisional patents into utility applications.

In cooperation with the Leukemia Group at MD Anderson Cancer Center, the Company has joint ownership of one utility patent pending and one PCT international application in the area of drug resistance to chemotherapy in chronic myelogenous leukemia.  The Company has also recently discovered a new biomarker for drug resistance in Leukemia that exerts its effect on the drug target, which will shortly be filed as a provisional patent application.  The Company also has joint inventorship of a provisional patent application for biomarkers in gastrointestinal cancer with the University of Virginia.

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

Scientific Publications and Presentations

In February, 2006, the Company published two peer reviewed scientific articles.  Establishing the scientific basis of their NuroPro™ neurodegenerative disease biomarkers and tests is an invited review entitled “2D gel blood serum biomarkers reveal differential clinical proteomics of the neurodegenerative diseases” by Essam A. Sheta, Stanley H. Appel and Ira L. Goldknopf, Expert Review of Proteomics 3, 45-62 (2006).  And the second scientific article “Complement C3c and related protein biomarkers in amyotrophic lateral sclerosis and Parkinson’s disease”, by Ira L. Goldknopf, et al. Biochemical and Biophysica Research Communications 342, 1034-1039 (2006), details a breakthrough discovery of differences in a key protein that drives neurodegeneration between Parkinson’s disease and ALS.

The Company is also scheduled to deliver three presentations to major scientific meetings in April 2006: “Blood Serum Biomarkers for Differential Diagnosis of Parkinson’s Disease” and “Biomarkers for Diagnosis and Targeting of Resistance and Sensitivity to Imatinib Mesylate in Chronic Myelogenous Leukemia” delivered at Experimental Biology 2006 in San Francisco in early April; and “Convergence of Proteomic-Diagnostics and Pharmaco-Proteomics toward Personalized Medicine-Examples from Breast Cancer and Leukemia” given at the OncoProteomics World Congress in San Francisco in late April, 2006.

The Company believes its growing IP portfolio, industry papers and presentations demonstrate the value of its visionary approach to medically-useful product development and anticipates further acceptance by the scientific and business communities as it transitions its technologies into commercially-viable products.

Governmental Regulation

The Food and Drug Administration establishes guidelines for clinical trials which are conducted in order to obtain FDA approval.  Clinical trials are required to find effective treatments to improve health.  All clinical trials are based on a protocol which is a study plan that describes the type of people who may participate in the trial, the schedule of tests and procedures, and the length of the study.

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

On May 5, 2005 the Company submitted a pre-IDE application to the FDA on its blood test for neurodegenerative diseases of motor control, including Parkinson’s disease, ALS and their like disorders in order to obtain the Agency’s guidance regarding: the appropriate regulatory pathway to pursue; the proper approach to refine and/or define its data and statistical analyses; and the study design for the Company’s pending neurodegenerative disease diagnostic blood tests. A submission made under the pre-IDE process is not an official IDE application as described in 21 CFR Part 812. The Pre-IDE process is designed to help companies obtain early, informal input on aspects of a future IDE application and offers assistance in establishing the parameters for official IDE applications when unique diagnostic tests involving innovative technologies are being pursued. The Company met with the Food and Drug Administration on June 1, 2005 regarding its Pre-IDE submission for the first in a series of its NuroPro™ Blood Tests for the early detection and differentiation of neuromuscular diseases, such as ALS and Parkinson’s disease.

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

Now, the Company is proceeding to make preparations for FDA applicable multiple site clinical studies for the NuroPro™ suite of blood serum tests.  On August 17, 2005, the Company submitted its second Pre-IDE application on its ALS specific blood test for distinguishing ALS from normal and disease controls.

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

The Company does store and handle certain organic wastes and human tissue samples in its laboratory operations.  The cost of complying with environmental laws which govern our research and development laboratory operations, during 2005, was $1,155 .

Employees and Consultants

At December 31, 2005, the Company had fourteen (14) full-time employees.  None of the Company’s employees are represented by collective bargaining agreements, and the Company considers its employee relations to be good.  The Company utilizes part-time consultants as well as contract research organizations and other outside specialty firms for various services such as clinical trial support, manufacturing and regulatory approval advice.

Divestiture of Subsidiaries

Prior to May 17, 2004, the Company had one direct subsidiary, Tenthgate, Inc. (“Tenthgate”), a Nevada corporation formerly known as Power3 Medical, Inc.  Prior to this date, Tenthgate was accounted for, by Power3, as a wholly-owned subsidiary, operating as a “development stage company”, under the cost method.  Prior to the acquisition of substantially all the assets and certain liabilities from Advanced BioChem, now known as Industrial Enterprises of America, Power3 agreed to distribute the shares of its subsidiary, Tenthgate, to its shareholders of record, as of May 17, 2004.  To fulfill this obligation, the shares of Tenthgate were transferred to a trustee for distribution to the previous shareholders of Power3 on May 17, 2004, before the Advanced BioChem transaction and the takeover by present management.  Tenthgate was spun off because the previous owners and management of Power3, in place prior to May 17, 2004, desired to continue to own and eventually operate this inactive subsidiary, and to pursue the prior operations of Power3.  Apparently the current management of Tenthgate has decided to abandon that product, because their SEC filings state that they are a “development stage company.”  Since May 17, 2004, Tenthgate has been deconsolidated from Power3.  Tenthgate has been independently operating since May 17, 2004 and Power3 did not own or control the operations or activities of Tenthgate in any manner whatsoever, after May 17, 2004.

Risk Factors

In addition to the other information contained in this report, the following risks may affect us.  If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

We have a history of operating losses, and we may not achieve or maintain profitability in the future.

We have experienced a net loss of ($13,512,696) for calendar year 2005. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted primarily from non-cash, stock-based compensation costs incurred in consulting contracts, stock issued for compensation, research and development activities and from general and administrative costs associated with operations. Stock issued for compensation and for consulting fees has been valued at market price on the effective date of the agreement, per SEC requirement.  We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs and we have estimated that we will require approximately $2,500,000 to carry out our business plan through the period ending December 31, 2006.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our research and development processes involve the controlled storage, use and disposal of hazardous materials including biological hazardous materials of which we have contracts in place for proper disposal. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result. We currently do not have insurance which covers any such accident and may not be able to maintain insurance on acceptable terms, or at all. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

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

As of December 31, 2005, 65,215,121 shares of our common stock were outstanding.  We also intend to register, pursuant to a Registration Statement on Form SB-2, approximately 13,600,000 shares issuable upon outstanding convertible debentures and warrants.  In addition to the shares included in the registration statement, the investors have additional investment rights to purchase additional convertible debentures in the aggregate principal amount of $2,500,000.  These additional convertible debentures are convertible into 2,314,815 shares of common stock, subject to adjustment.  The investors will be permitted to sell the shares covered by the registration statement in the open market from time to time without advance notice to the Company or to the market and without limitations on volume.  The sale of a substantial number of shares of our common stock by the investors, or the anticipation of such sales, could make it more difficult for the Company to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  In addition to the shares listed in this prospectus, approximately 15,000,000 shares of common stock issued to Advanced Bio/Chem in our acquisition of substantially all of its assets may become available for resale.  Sales of shares pursuant to other exercisable options and warrants we have issued could also lead to subsequent sales of the shares in the public market. These sales could depress the market price of our stock by creating an excess in supply of shares for sale. Availability of these shares for sale in the public market could also impair our ability to raise capital by selling equity securities.

Our stock is thinly traded, which could lead to price volatility and difficulty liquidating your investment.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the quarter ended December 31, 2005, the average daily trading volume of our stock was approximately 162,500 shares and the shares traded as low as $0.10 and as high as $0.26 per share. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

As stated in “Market Information”, during 2005, upon the Company’s failure to timely file its Form 10-KSB, the OTCBB appended the symbol “E” to the Company’s trading symbol and notified the Company of its jeopardy of having its securities no longer quoted on the OTCBB, pending the Company’s filing of its Form 10-KSB for 2004.  On June 14, 2005, the Company was notified of the OTCBB’s action to not allow the Company’s securities to be quoted on the OTCBB, as of June 16, 2005, pending the filing of the Company’s Form 10-KSB for 2004.  The 10-KSB for 2004 was filed in September, 2005, however the Company, per SEC comments, is now restating its financials for 2004 in this Form 10-KSB for the year ended December 31, 20005.  Accordingly, at time of this filing, the Company’s common shares are only available for trading through the Pink Sheets.

If the ownership of our common stock continues to be highly concentrated, it may prevent you from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of December 31, 2005, our executive officers, directors and their affiliates beneficially own or control approximately 21.7% of the outstanding shares of our common stock (after giving effect to the exercise of all options and warrants held by them which are exercisable within sixty days of such date).  Additionally, based upon our stock records, Industrial Enterprises of America, previously known as Advanced Bio/Chem, is the record owner of approximately 22% of the outstanding shares of our common stock as of March 24, 2005.  Accordingly, our current executive officers, directors and their affiliates, as well as Advanced Bio/Chem, will have substantial control over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions.  These shareholders may also delay or prevent a change of control of the Company, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Under the terms of our convertible debentures, we are prohibited from taking certain actions without the approval of the holders of a two-thirds majority of the then-outstanding principal amount of the debentures.  Specifically, we have agreed not to, so long as any portion of the debentures are outstanding, (1) amend its certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the debentures (with exception for the Series B preferred stock to be issued by the Company), or (2) repurchase more than a de minimis number of shares of its common stock or other equity securities other than as to the shares of common stock issuable upon conversion of the debentures described above.

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

Item 3. Legal Proceedings

In November 2004, Chapman Spira & Carson, LLC (“Chapman Spira”), an investment banking firm, filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Advanced BioChem (the Predecessor), Power3 and Steven Rash.  The suit alleges that Advanced BioChem and Power3 are liable to Chapman Spira for damages allegedly resulting from the breach of a letter agreement between Chapman Spira and Advanced BioChem relating to the performance of strategic and investment banking services.  Chapman Spira is seeking damages in the amount of $1,522,000 plus interest.  The Company has filed an answer in the lawsuit.  The Company believes that Chapman Spira’s claims are without merit; however, the Company cannot be assured it will prevail or if the outcome of the action will adversely affect the Company’s business, financial position or results of operations.  Settlement negotiations are ongoing between the parties and their attorneys, however no resolution has been achieved thus far.

An equipment vendor filed a complaint, regarding equipment which the Company acquired in its May 18, 2004 transaction with Advanced BioChem, now known as Industrial Enterprises of America, and against Advanced BioChem in April of 2002 in a California court alleging breach of contract and seeking damages.  Advanced BioChem reached a settlement agreement in April of 2003 under which Advanced BioChem would pay the vendor $40,000 in installments through August, 2003.  At December 31, 2003, Advanced BioChem had a balance remaining of $20,000. In April, 2005, the equipment vendor filed a lawsuit against Advanced BioChem, certain former officers of Advanced BioChem and against Power3 in order to enforce its claim for the remaining balance which is past due and may have been assumed by the Company as part of the settlement of the dispute with Advanced BioChem.  Settlement negotiations are ongoing, however no resolution has been achieved thus far.

On May 17, 2005, the Law Offices of Jerry Scheff, Spencer and Associates and Proteomic Research Services filed suit against the Company seeking recovery of amounts billed to Power3 for services and legal fees invoiced in November, 2004.  In February, 2006, a settlement was reached between all parties and all legal actions between the parties have been completed.

In June, 2005, Charles Caudle et al filed a lawsuit in Harris County, Texas, against Advanced BioChem, Power3 and the officers and directors of both companies.  The suit alleges that Advanced BioChem, Power3 and the officers and directors of Power3, are liable to Charles Caudle et al for damages resulting from funds loaned to Advanced BioChem and which were subsequently converted into common stock of Advanced BioChem.  It is unclear as to the specific dollar amount of the claim.  The Company, and its officers and directors, has filed an answer denying all claims in the lawsuit.  The Company believes that Charles Caudle et al’s claims are without merit, however the Company cannot be assured it will prevail or if the outcome of the action will adversely affect the Company’s financial position or results of operations.  Settlement negotiations between the parties are ongoing, however no resolution has been achieved thus far.

On June 27, 2005, the Company received a subpoena for documents regarding the SEC’s Division of Enforcement investigation In The Matter of Maui General Store, Inc.  It is the Company’s understanding that the Maui General Store matter relates to a promotional scheme by certain individuals to promote the stock and stock price of certain companies, during 2004.  The Company provided all documents in its possession pursuant to the subpoena and complied fully with the subpoena on July 11, 2005.  In February, 2006, Steven B. Rash and Dr. Ira Goldknopf gave testimony regarding this matter to the SEC’s Division of Enforcement in Washington, D.C.

The Company has received no further correspondence from the Enforcement Division of the SEC.  The Company has not been notified that it is a subject of this investigation.

On August 8, 2005, Advanced BioChem, now known as Industrial Enterprises of America, filed suit against Power3, Steven B. Rash and Ira Goldknopf claiming damages of at least $3,000,000 including the costs of litigation and of addressing the claims of the creditors of Advanced BioChem that remain unpaid.  Advanced BioChem had, in its public reports, announced their assertion that the parties to the law suit are responsible for all of the liabilities of Advanced BioChem, at the date of the asset purchase transaction on May 18, 2004.   On October 25, 2005, this action was dismissed, without prejudice, by Industrial Enterprises of America.   Power3 has consulted with its attorneys on this matter and has been informed that no further action will be filed on this matter, based on information received from Industrial Enterprises of America.

In January of 2005, Kamy Behzadi, a previous employee of Advanced BioChem and Power3, filed suit against Advanced BioChem and Power3 claiming his entitlement to 1,000,000 common shares of Power3 per an Employment Agreement with the Company.  In May, 2005, Power3 filed a countersuit against Behzadi regarding his employment with the Company.  On March 22, 2006, both lawsuits were settled and all actions between the parties have been completed, assuming fulfillment of the Settlement Agreement clauses, which specify that Behzadi is to retain 25,000 shares of common stock of Power3 and Power3 agreed to compensate Behzadi for his legal fees.

On October 28, 2005, Centigrade Services, Inc. filed suit against Power3 to collect an outstanding debt of $2,117.09 plus court costs.  The Company believes that this lawsuit will be settled prior to the court date, however no resolution has been achieved thus far.  The debt is recorded in accounts payable by Power3.

On September 12, 2005, Focus Partners LLC filed suit against David Zazoff and Power3 alledging that Power3 breached its agreement with Focus Partners in that it failed to issue stock to the Plaintiff according to the terms of their agreement, that the stock in question was issued to Zazoff and that Zazoff later sold the stock in question for $480,000.  Settlement discussions between the Power3 and Focus Partners are ongoing, however no resolution has been achieved thus far.

On August 30, 2005, Carlotta Lansford, a previous consultant for Advanced BioChem, now known as Industrial Enterprises of America, filed suit against Advanced BioChem and Power3, claiming $3,295 in unpaid consulting and accounting fees.  The Company believes this lawsuit will be settled prior to the court date, however no resolution has been achieved thus far.  The debt is recorded in accounts payable by Power3.

On February 15, 2006, Bowne of Dallas LP filed suit against Power3 to collect a debt for services in the amount of $17,315.03.  The Company believes this lawsuit will be settled prior to the court date, however no resolution has been achieved thus far.  The debt is recorded in accounts payable by Power3.

On October 28, 2005, Power3 received notice of a Petition to Enforce Foreign Judgement citation filed against the Company by KForce regarding an employment fee adjudicated in December, 2003 in the state of Florida against the Company, in the amount of $15,872.77, together with $4,735.02 in interest.  Power3 does not agree with the Foreign Judgement and is attempting to resolve the issue prior to enforcement.  No resolution has been achieved on this issue at this time, however the Company is endeavoring to resolve the petition.  This debt is recorded and outstanding in accounts payable by the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of the security holders during 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

During 2004, the Company’s common stock was traded on the OTC Bulletin Board under the symbol “PWRM.”  As of June, 2005, as reported previously, the Company’s common stock has been quoted on the Pink Sheets.  The high and low bid information for each quarter for the years ending December 31, 2005 and 2004, as reported by National Quotation Bureau, Inc., are as follows:

Quarter	Pre or Post Split Price(1)	High Bid	Low Bid

First Quarter 2005	Post-Split	$0.89	$0.48
Second Quarter 2005	Post-Split	$0.695	$0.14
Third Quarter 2005	Post-Split	$0.85	$0.14
Fourth Quarter 2005	Post-Split	$0.26	$0.10

First Quarter 2004	Post-Split	$0.87	$0.15
Second Quarter 2004	Post-Split	$2.87	$0.28
Third Quarter 2004	Post-Split	$7.79	$1.70
Fourth Quarter 2004	Post-Split	$2.23	$0.67

(1)  On September 24, 2003, the Company effected a 1-for-50 reverse stock split of its common stock.

The quotations above reflect inter-dealer prices, without adjustment for retail mark-up, markdown or commissions and may not reflect actual transactions.

During 2005, upon the Company’s failure to timely file its Form 10-KSB, the OTCBB appended the symbol “E” to the Company’s trading symbol and notified the Company of its jeopardy of having its securities no longer quoted on the OTCBB, pending the Company’s filing of its Form 10-KSB for 2004.  On June 14, the Company was notified of the OTCBB’s action to not allow the Company’s securities to be quoted on the OTCBB, as of June 16, 2005, pending the filing of the Company’s Form 10-KSB for 2004.  Accordingly, the Company’s securities are no longer eligible for quotation on the OTCBB, as of June 16, 2005, all quotations of the Company’s securities are deleted from the OTCBB and the Company’s common stock is traded on the Pink Sheets under the symbol PWRM.PK.

Holders

As of December 31, 2005, there were 1,109 shareholders of record of the Company’s common stock.  The transfer agent for the Company’s common stock was Cottonwood Stock Transfer, through June 30, 2005.  In early July, 2005, the management and Board of Directors of Power3 terminated its relationship with Cottonwood Stock Transfer and contractually agreed to employ Integrity Stock Transfer as its new stock transfer agent.

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

Recent Sales of Securities under the 2004 Stock Compensation Plan

The following summarizes information relating to the Company’s sale of equity securities that were not registered under the Securities Act of 1933 during the period covered by this annual report and which have not been previously disclosed by the Company in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

On September 1, 2005, the Company issued 140,000 shares of restricted common stock to John P. Burton, according to the terms of his Employment Agreement.  The shares were issued according to the 2004 Stock Compensation Plan, allowing issuance of shares to employees and consultants.

On October 31, 2005, the Company issued 300,000 shares of common stock to Billings & Solomon, a law firm representing the Company in debt settlement negotiations.  The shares were issued according to the 2004 Stock Compensation Plan, allowing issuance of shares to employees and consultants.

On November 11, 2005, the Company issued 250,000 shares of common stock to Sichenzia Ross Friedman and Ferrence, a law firm representing the Company as an SEC attorney and in legal matters.  The shares were issued according to the 2004 Stock Compensation Plan, allowing issuance of shares to employees and consultants.

On December 6, 2005, the Company issued 300,000 shares of common stock to Billings & Solomon, a law firm representing the Company in debt settlement negotiations.  The shares were issued according to the 2004 Stock Compensation Plan, allowing issuance of shares to employees and consultants.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

The Company is an early stage development company engaged in the early detection, monitoring, and targeting of diseases through the analysis of proteins.  As previously stated, the Company’s previous operating assets were abandoned and spun off to a trustee for the shareholders of record as of May 17, 2004, prior to the date of the asset purchase transaction on May 18, 2004. Coincident with the acquisition, the Company significantly changed its business activity from being an operating company and returned to being a development stage company with its focus on commercializing the intellectual properties it acquired in the asset purchase transaction.  The Company’s business objective is to focus on disease diagnosis, protein and biomarkers identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases.  The Company has established a scientific advisory board to assist in the research and development of its products. The members of the scientific advisory board are recognized leaders in their chosen fields, and the Company is working with them in the development of effective early diagnosis and drug targets for early treatment of cancers, neurodegenerative and neuromuscular diseases.

On May 18, 2004, the Company acquired substantially all the assets and intellectual properties of Advanced BioChem and assumed a set of liabilities in exchange for the issuance of 15,000,000 shares of the Company’s common stock. As of May 18, 2004, the Company established the new business direction described in the “Business of Issuer” section of this document, completely changed its business activity and became an advanced proteomics company applying existing certain proprietary methodologies to discover and identify protein biomarkers associated with diseases.  The Company currently has no products or services for sale and is principally focused on research and development activities and, to a certain extent, initiating the “proof of concept” of its technologies.

The Company has had significant losses during 2004 and 2005.  The Company anticipates that it will continue to incur substantial operating losses in future years as it progresses in its research and development activities as well as the commercializing of its technologies.  The Company does not expect to produce revenues from operations in the near term and expects that its revenues will be limited to research grants, collaboration agreements, and other strategic alliances which the Company is able to obtain.  The Company has an immediate need for capital to continue its current operations.  Assuming the Company successfully closes the final stage of its private placement, the Company anticipates that it will need to raise additional capital prior to May, 2006, to meet its operating costs.  At December 31, 2005, the Company had an accumulated Stockholder’s equity of $9,182,895.  The following discussion should be read in conjunction with the Company’s audited financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004, including the notes to those financial statements.  The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs.  Actual results could differ materially from those discussed in the forward-looking statements.  See “Item 1. Description of Business – Risk Factors” for additional discussion of these factors and risks.

Results of Operations

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004

Revenues from operations for the year ended December 31, 2005 were $-0- compared to $15,491 for the prior year, resulting in a decrease of $15,491.

Cost of Goods Sold for the year ended December 31, 2005 were $-0-, compared to $5,174 for the prior year, resulting in a decrease of $5,174.

Operating expenses were $15,027,193 for 2005 as compared to a restated Operating Expenses figure of 19,678,470, a decrease of $4,651,277.  The decrease in operating expenses was primarily due to a $9,059,950 reduction in consulting fees in 2005, compared to 2004, offset by a $3,973,375 increase in stock-based compensation due to amortizing 12 full months of stock compensation compared to only 7 months in 2004..

Employee compensation and benefits were $1,278,633 in 2005 compared to $938,195 in 2004, the increase primarily due to employee compensation increases and costs associated with hiring additional employees to handle administrative, laboratory, financial and governmental compliance measures.

Occupancy and equipment expenses were $135,903 in 2005.  This resulted primarily from the Company’s office lease and utilities during 2005.

Derivative income (expense) amounted to $2,019,884 and $1,570,348 during the years ended December 31, 2005 and 2004, respectively, and arises from both freestanding derivatives (warrants) and embedded derivatives (embedded conversion features). We generally don’t use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. We will experience fair value adjustements to our derivative financial instruments, which amounts will result in charges or credits to our income, until we reaquire the ability to settle these instruments with our common stock.

Interest expense amounted to ($505,647) and ($16,728) for the years ended December 31, 2005 and 2004, respectively. Interest expense increased due to (i) increases in our average borrowings and (ii) amortizations associated with our discounted debt and deferred financing costs.

The above matters result in net loss decreasing from ($17,471,463) in 2004 as compared to ($13,512,696) in 2005.

Liquidity and Capital Resources

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are in the development stage and have primarily been involved in research and development and capital raising activities; as such we have incurred significant losses from operations during both 2004 and 2005.

We have an immediate need for capital to continue our operations, and we will need to raise significant additional funds to implement our business plan.  This cash will have to come from equity sales and/or borrowings as management has projected that we will need significant additional capital for development and other ongoing operational activities before we will have any anticipated revenue generating products. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control.  These factors include:

•                  The extent to which we enter into licensing arrangements, collaborations or joint ventures;

•                  The progress and results of research and product development;

•                  The costs and timing of obtaining new patent rights;

•                  The extent to which we require or license other technologies; and

•                  Regulatory changes and competition and technological developments in the market.

We have financed our operations primarily through the net proceeds generated from the sale of common stock and the recent sale of convertible debentures.  From the date of the Advanced Bio/Chem transaction to December 31, 2004, the Company raised approximately $1,000,000.  Then in January, 2005, the Company raised an additional $400,000 from a limited set of the original convertible debenture holders.  As described in “Recent Financing” below, the Company intends to sell an additional $1,600,000 in aggregate principal amount of convertible debentures following the effectiveness of the Registration Statement on Form SB-2 filed by the Company for the resale of certain shares of the Company’s stock by the purchasers of the Company’s convertible debentures.

Net cash infrom operating activities approximated 825,208 for the year ended December 31, 2005, compared to $2,104,180 for the year ended December 31, 2004.  The decrease in net cash from operating activities during 2004 was primarily due to an adjustment to stock-based compensation expense from cancellation of previously-issued stock to employees.

Net cash used in investing activities during 2005 was ($66,026) as compared to $(331,061) in 2004.  Net cash provided by financing activities approximated ($916,565) for the year ended December 31, 2005, as compared to ($1,614,885) for the year ended December 31, 2004.  The increase in net cash provided by financing activities is primarily due to net proceeds received from the closing of the Company’s 2nd tranche of convertible debentures in January, 2005 and borrowings made by the Company during 2005 as Notes Payable.  In addition, cash proceeds from the sales of stock decreased from $449,807 for the year ended December 31, 2004 to $156,000 for the year ended December 31, 2005.

As of December 31, 2005, the Company’s principal source of liquidity was approximately $1,399 in cash.  As of the date of filing this report, the Company has approximately $100,000 on hand to pay operating expenses.  We also have no confirmed source of funds for the next twelve months, although we expect that after filing this report and an amended SB-2 registration statement, additional debt and equity capital will become available to the Company.

Pursuant to the financing described below, it is anticipated that the Company will receive an additional $1,600,000 upon the sale and issuance of $1,600,000 in aggregate principal amount of debentures at the final closing of the private placement, which is to occur on or before the fifth trading day after the effective date of the registration statement filed by the Company for the resale of securities by the investors.  In addition, the Company has received several bridge loans and officer advances during 2005.  It is expected that a portion of the proceeds received by the Company from the issuance and sale of the $1,600,000 aggregate principal amount of debentures will be used to repay certain bridge loans received during 2005.  The Company has thus far, been unable to complete the funding of the convertible debentures, described below in “Recent Financing” due to its failure to obtain effectiveness of its SB-2 to register the shares associated with the debentures, the warrants and additional investment rights covered in the securities purchase agreements.

Recent Financing

The Company entered into a securities purchase agreement, dated as of October 28, 2004, with certain investors.  Pursuant to the securities purchase agreement, the investors agreed to purchase from the Company convertible debentures due three (3) years from the date of issuance in the aggregate principal amount of $3,000,000.  Effective January 26, 2005, the Company entered into an amendment to the securities purchase agreement with each of the investors.  The securities purchase agreement, as amended, also provides for the issuance to the investors of warrants to purchase shares of the Company’s common stock and additional investment rights to purchase additional convertible debentures. In connection with the securities purchase agreement, the Company entered into a registration rights agreement which requires the Company to file a registration statement registering on behalf of the investors the resale of the shares of common stock issuable upon conversion of the debentures and the exercise of the warrants.  The Company will also file a registration statement registering on behalf of the investors the resale of shares of common stock issuable upon conversion of the debentures issued upon exercise of the additional investment rights previously issued by the Company.

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

The $1,000,000 aggregate principal amount of debentures issued on October 28, 2004 and the $400,000 aggregate principal amount of debentures issued January 26, 2005 are due and payable in full three (3) years after issuance and do not bear interest. The $1,600,000 aggregate principal amount of debentures issuable at the final closing will be due and payable in full three (3) years after the date of their issuance, and will not bear interest. The aggregate cash purchase price for the debentures will be $3,000,000, which is equal to the full face amount of the debentures. At any time from the closing date until the maturity date of the debentures, the purchasers have the right to convert the debentures, in whole or in part, into common stock at the then effective conversion price. The conversion price for the previously issued $1,400,000 aggregate principal amount of debentures is $0.90 per share, provided however if the lessor of (i) 75% of the average of the 5 consecutive Closing Prices immediately prior to the Effective Date, as defined in the Purchase Agreement, and (ii) the Closing Price on the Effective Date (the lessor of (i) and (ii) being referred to as the “Effective Date Price”) is less than the Conversion Price, the Conversion Price shall be reduced to equal the Effective Date Price, the now designated Effective Date Price.  The remaining 3rd tranche, when and if made, of $1,600,000 aggregate principal amount of debentures issuable at the final closing will have a conversion price equal to the above.  The debentures contain covenants that will limit the Company’s ability to, among other things: incur or guarantee additional indebtedness; incur or create liens; amend the Company’s certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the debentures; and repay or repurchase more than a de minimis number of shares of common stock other than as permitted in the debentures and other documents executed with the purchasers.

If Power3, at any time while the debentures are outstanding, shall offer, sell or grant any option to purchase or offer, sell or grant any right to reprice its securities, or otherwise dispose of or issue any common stock or common stock equivalents, entitle any person to acquire shares of common stock at an effective price per share less than the then effective Conversion Price, as calculated by the formula described above, then the Conversion Price for the convertible debenture shares shall be reduced to equal any such new effective Conversion Price, as defined in the Agreement, regardless of whether or not such common stock or common stock equivalents are issued to convertible debenture holders.  In case of any such adjustment in the effective Conversion Price for the convertible debenture shares, this could significantly dilute existing investors.

The debentures include default provisions and an event of default includes, among other things, a change of control of the Company, the sale of all or substantially all of the Company’s assets, the failure to have the registration statement declared effective on or before the 180th day after the initial closing date, and the lapse of the effectiveness of the registration statement for more than 30 consecutive trading days during any 12-month period (with certain exceptions), the Company’s failure to timely deliver certificates to holders upon conversion and a default by the Company in any obligations under any indebtedness of at least $150,000 which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each debenture may become immediately due and payable, either automatically or by declaration of the holder of such debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 130% of the principal amount of the debentures to be prepaid or the principal amount of the debentures to be prepaid, divided by the conversion price on the date specified in the debenture, multiplied by the closing price on the date set forth in the debenture.  Specific provisions exist in the Securities Purchase Agreement which subject the Company to liabilities for liquidated damages if the registration statement covering the shares does not become effective within 180 days after the October 28, 2004 purchase, which they did not, or if the registration statement does not remain effective.  In addition, if the Company is not able to deliver said share certificates, upon conversion, the Company becomes subject to partial liquidated damages, as specified in the Notes to the Financial Statements section of this report, based on the number of days required to deliver said shares.

Because the Company’s investors could be significantly diluted in their ownership position, the Company is further bound, by the Securities Purchase Agreement covering the debentures and the warrants, to not offer, sell or grant shares to other persons or companies at prices below the effective conversion prices available to the convertible debenture holders in the Agreements.  In such case, the specific details of the conversion price formulas can be found in the Notes to the Financial Statements in this report or in the actual Securities Purchase Agreement documents as previously filed in publicly-filed reports.

Concurrent with the issuance of the initial $1,000,000 aggregate principal amount of debentures dated October 28, 2004, the purchasers also received warrants to purchase an aggregate of up to 2,500,000 shares of common stock and additional investment rights to purchase up to an additional $2,500,000 principal amount of convertible debentures. On January 26, 2005, an amendment to the Securities Purchase Agreement was executed with four of the original purchasers of the initial $1,000,000 debenture purchase.  Pursuant to the terms of the amendment, concurrent with the issuance of the $400,000 aggregate principal amount of convertible debentures, the Company issued additional warrants to purchase an aggregate of up to 333,333 shares of its common stock, but no additional investment rights.  The warrants are exercisable at a price of $1.44 per share (subject to adjustment), for a period of five (5) years from October 28, 2004.  If Power3, at any time the warrants are outstanding, pays a stock dividend or other distribution on its shares; subdivides outstanding shares into a larger number of shares; combines outstanding shares into a smaller number of shares; or issues by reclassification any shares of capital stock of the Company, then the Exercise Price of the warrants shall be adjusted by a formula based on the number of common shares then outstanding, and the number of shares issuable upon exercise of the warrants shall be proportionately adjusted.  In addition, if the Company shall offer, sell, grant any option to purchase or reprice its securities, or otherwise dispose of or issue any common stock, at an effective price per share less than the then existing Exercise Price of the warrants, then the Exercise Price shall be reduced to equal this lower Base Share Price, as defined in the Securities Purchase Agreement for the warrants.

The additional investment rights are exercisable at a price equal to the principal amount of the debentures for a period until the earlier of (1) nine months following the effective date of the registration statement, or (2) April 28, 2006, whichever comes first. The debentures to be purchased upon the exercise of the additional investment rights will have the same terms as the debentures described above, except that the conversion price will be equal to $1.08, subject to adjustment according to the terms of the Agreement.

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

Additional terms and specifics of the Convertible Debenture agreements, including Events of Default and the consequences thereof, are detailed in the Notes to the Financial Statements.

Other Recent Financing

On April 5, 2005, the Company received a bridge loan in the amount of $251,000.  This bridge loan was due and payable on the sooner of August 15, 2005 or one business day following the closing of the Company’s sale and issuance of the remaining $1,600,000 aggregate principal amount of debentures.  The Company expects to use proceeds from the sale and issuance of such debentures to repay this bridge loan.  The bridge loan bears interest at a rate of 10% per annum which, at the holder’s option, may be paid in (a) cash, or (b) that number of shares of the Company’s common stock determined by dividing $251,000 by the common stock price on date of payment and multiplying the quotient so obtained by 20%.  This note is in default and remains outstanding at this time and no payments of principal or interest have been made thus far on this loan, either in cash or shares.  At the time of this report, the note holder has not made demand for payment of principal or interest on this note.

On September 1, 2005, the Company received a bridge loan in the amount of $200,000.  This bridge loan is due and payable on the sooner of November 15, 2005 or immediately following the closing of the Company’s sale and issuance of the remaining $1,600,000 aggregate principal amount of debentures.  The Company expects to use the proceeds from the sale and issuance of such debentures to repay this bridge loan.  The loan bears interest at rate of 10% until payment, however the interest rate increases to 12% after an event of default.  The note contains a provision that the accrued interest on this note shall be considered paid in full upon issuance of 166,000 shares of restricted stock at $0.00 cost basis per share to the note holder.  In addition, the Note contains a provision for the issue of Penalty Shares to the note holder, in an event of default, calculated as 8,300 shares per month for each 30-day period the note is in default.  This note is in default and remains outstanding and neither principal, interest, nor penalty shares have been paid or issued on this note.  At the time of this report, the note holder has not made demand for payment of principal or interest on this note.

On May 31, 2005, the Company received an Officer Advance in the amount of $ 55,000.   This advance is in the form of a short-term Note Payable, to the Officer, Mr. Steven Rash, President and CEO, by the Company.  The Note Payable was originally due on June 30, 2005, and bears interest at 6 % per annum until paid.  The Company used the proceeds from this note as working capital.  The Company expects to use the proceeds from later permanent financing obtained from issuing additional debentures to repay this Officer Advance.  This note is in default, however the Officer has agreed to allow the Company an indefinite extension of time to repay this Note Payable.

On June 3, 2005, the Company received an Officer Advance in the amount of $ 50,000.  This advance is in the form of a short-term Note Payable, to the Officer, Dr. Ira Goldknopf, Chief Scientific Officer, by the Company.  The Note Payable was due on June 30, 2005, and bears interest at 6% per annum until paid.  The Company used the proceeds from this note as working capital.  The Company expects to use the proceeds from later permanent financing obtained from issuing additional debentures to repay this Officer Advance.  This note is in default, however the Officer has agreed to allow the Company an indefinite extension of time to repay this Note.

On March 31, 2005, the Company received an Officer Advance in the amount of $35,000 from the Chief Financial Officer.  This Note was due on April 30, 2005, and bears interest at a rate of 6% per annum until paid.  The Company expects to use the proceeds from later permanent financing obtained from issuing additional debentures to repay this Officer Advance.  This note is in default, however the note holder has agreed to allow the Company an indefinite extension of time to repay this Note.

On June 13, 2005, the Company received a bridge loan in the amount of $ 396,500.   This bridge loan was due and payable on the sooner of August 11, 2005 or the fifth day following the effective date of the Company’s registration statement on Form SB-2.  The Company expects to use the proceeds from the sale and issuance of the remaining $1,600,000 of convertible debentures to repay the loan.  The note is secured by a Stock Pledge Agreement, entered into on June 17, 2005, by Steven B. Rash, Chairman and CEO of Power3, wherein Mr. Rash pledged 6,000,000 shares of common stock as security for the performance of the Company under the note.  On September 30, 2005, in consideration of an additional $50,000 added to the principal amount of the Note, which was expensed to Interest Expense, and making the total principal due $446,500, the payee of this Note agreed to allow the Company an extension of time to repay such bridge loan, until October 31, 2005.  This note is in default and no payments of principal or interest have been made on this loan by Power3.  It is the Company’s understanding that the Note holder has sold a certain number of the common shares pledged to him and individually owned by Steve Rash and the note is no longer in default.

During the latter half of 2005, the Company’s Chief Scientific Officer advanced the Company $159,231 as short-term Officer Advances in order to enable the Company to meet certain payment obligations.  These advances were in the form of short-term 180 day notes and bear interest at a rate of 6% per annum.   None of these short-term Officer Advances were due as of December 31, 2005 and the Company expects to use the proceeds from later permanent financing obtained from issuing additional debentures to repay these Officer Advances.

On November 2, 2005, the Company received a bridge loan in the amount of $150,000 from Trinity Financing Investments.  This bridge loan is due and payable on March 2, 2006 and bears interest at a rate of 11% until maturity and 18% thereafter until the loan is repaid.  In addition to the note, the holder received 1,000,000 warrants to purchase common shares of the Company at $.25 per share.  This note is secured by a pledge of common shares individually owned by Steven B. Rash and Dr. Ira L. Goldknopf.

On December 12, 2005, the Company received a bridge loan in the amount of $150,000 from Trinity Financing Investments.  This bridge loan is due and payable on April 9, 2006 and bears interest at a rate of 11% until maturity and 24% thereafter until the loan is repaid.  In addition to the note, the holder received 1,000,000 warrants to purchase common shares of the Company at $.14 per share.  This note is secured by a pledge of common shares owned individually by Dr. Ira Goldknopf.

On December 14, 2005, the Company received an Officer Advance in the amount of $50,000 from the Chief Scientific Officer.  This Note is due on June 15, 2006 and bears interest at a rate of 6% per annum until paid.  The Company expects to use the proceeds from later permanent financing obtained from issuing additional debentures to repay this Officer Advance.

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

Absent a source of revenues, the Company will require funding in order to carry out its business plan until such time as it is able to generate sustained revenues.  The Company’s current cash requirements are approximately $300,000 per month and the Company anticipates that it will require approximately $3,950,000 for the twelve months ended March 31, 2007 to continue its development activities, undertake and perform clinical validation studies, continue its marketing efforts and maintain its administrative infrastructure, broken down as follows:

Expenditures Required
During Next Twelve Months

General and Administrative	$2,750,000

Capital Expenditures	$250,000

Patent filings and intellectual property	$200,000

NAF clinical validation studies	$500,000

Testing for Research Agreements	$250,000

Total	$3,950,000

The Company has no significant capital expenditure requirements and does not plan to increase its monthly expenditure rate absent an increase in revenues or additional funding.

As noted in “Liquidity and Capital Resources” above, the Company entered into a securities purchase agreement and an amendment to the securities purchase agreement pursuant to which certain investors agreed to purchase convertible debentures in the aggregate principal amount of $3,000,000. The securities purchase agreement, as amended, also provides for the issuance of warrants to purchase shares of the Company’s common stock and additional investment rights to purchase additional convertible debentures. On the initial closing under the securities purchase agreement, which occurred effective as of October 28, 2004, the investors purchased the first $1,000,000 in aggregate principal amount of the convertible debentures of which the Company received approximately $860,000 after payment of fees and expenses.  Pursuant to the securities purchase agreement, as amended, a sub-group of the original investors purchased an additional $400,000 aggregate principal amount of convertible debentures on January 26, 2005 as a second tranche of the total investment.  Subject to the Company’s satisfaction of the conditions set forth in the securities purchase agreement (which includes the effectiveness of the registration statement), the investors are required to purchase the remaining $1,600,000 in aggregate principal amount of such convertible debentures on or before the fifth trading day after the effective date of the registration statement.  Assuming the completion of the remaining closing and sale and issuance of the remaining $1,600,000 in aggregate principal amount of the convertible debentures, the Company estimates that, after repayment of the bridge note of $446,500, the bridge note of $251,500 and the bridge note of $200,000, immediately following the sale and issuance of such debentures, the Company will have adequate cash to allow it to meet its funding requirements through the third quarter of 2006.  In the event the sale and issuance of such debentures occurs and the investors exercise their warrants and additional investment rights, the Company anticipates it will have adequate cash to meet its funding requirements through the first quarter of 2007.

In addition to the convertible debentures, the Company also issued warrants to purchase up to 2,500,000 shares of common stock, with an exercise price equal to $1.44.  The Company issued additional warrants to purchase up to 333,333 shares of common stock concurrent with its issuance of the $400,000 aggregate principal amount of debentures.  Full exercise of the warrants would generate funds in excess of $3,000,000.  The Company also issued additional investment rights, which give the investors the right to purchase up to an aggregate of $2,500,000 of convertible debentures with a conversion price of $1.08. However, the exercise of these warrants and additional investment rights is at the discretion of the purchasers and there are no assurances that the purchasers will exercise their rights under such securities.

The Company will continue to require additional debt or equity financing for its operations which may not be readily available.  The Company’s ability to continue as a going concern is subject to its ability to generate a profit or obtain necessary funding from outside sources.  Management believes that even though the Company currently has limited cash resources and liquidity, assuming exercise of the warrants and additional investment rights, the net funds available from the final closing under the Securities Purchase Agreement financing, after repayment of the bridge loans, will allow the Company to continue operations through October 2006.  In the event the final closing and sale of $1,600,000 in aggregate principal amount of debentures occurs but the warrants and additional investment rights are not exercised, the Company anticipates that it will need to raise additional capital prior to October 2006 to meet its operating costs.  The Company’s actual results may differ materially from these estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company.  Insufficient funding will require the Company to curtail or terminate operations.

Off-Balance Sheet Arrangements

At December 31, 2005, with the exception of the lease for its operating facility, and employment agreements entered with its three principal officers, the Company did not have any significant off balance sheet commitments.

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

Power3’s stock-based compensation expense consists primarily of amortized costs for stock issued to consultants, to employees and for warrants, covered by the 2004 Stock Compensation Plan.  Total stock-based compensation expense for 2004 amounted to $8,215,241 compared to $12,188,616 in 2005.  The increase is primarily due to the amortization, over 12 full months in 2005 compared to only approximately 7 full months in 2004, since most of the stock was originally issued on or about May 18, 2004.  Most of the stock issued to employees is being amortized over 24 months, and since this is the bulk of the stock compensation expense, most of the stock-based compensation will be fully amortized to deferred compensation expense during 2006.

 Stock-based compensation expense during 2005 amounted to:

Stock-based Expense to:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Consultants	$136,875	$109,786		$45,000
Employees	$3,181,443	$3,181,443	$3,129,629	$2,209,179	*
Warrants	$47,208	$47,208	$47,208	$53,637

* Includes adjustment for stock returned to Power3 due to settlement and terminations of employment in 2005 and credit to Stock Compensation Expense for $675,000+$2,820+$213,504=$891,324 for returned company stock.

Stock-based compensation expense during 2004 amounted to:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For Consultants		$42,708	$128,124	$128,124
For Employees		$1,464,213	$3,181,443	$3,181,443
For Warrants		$10,055	$35,841	$43,290

Item 7.  Financial Statements

POWER3 MEDICAL PRODUCTS, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (RESTATED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF POWER3 MEDICAL PRODUCTS, INC.:

We have audited the accompanying balance sheets of Power3 Medical Products, Inc.. (a New York corporation in the development stage) (“the Company”) as of December 31, 2004 (restated) and 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2004 (restated) and 2005, and for the period from May 18, 2004 (date of entry into development stage) to December 31, 2005.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. .

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power3 Medical Products, Inc.at December 31, 2004 (restated) and 2005, and the related results of their operations and cash flows for the years ended December 31, 2004 (restated) and 2005 and for the period from May 18, 2004 (date of entry into development stage) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

John A. Braden & Company, PC

Houston, Texas

April 14, 2006

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

	2005	2004
		(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,398	$158,301
Accounts receivable		2,350
Prepaid expenses and other current assets	21,092	4,352
Total current assets	22,490	165,003

OTHER ASSETS
Goodwill	13,371,776	13,371,776
Deferred finance costs, net	290,027	239,682
Intangible assets, net	179,786	96,424
Furniture, fixtures and equipment, net	70,751	85,025
Deposits	25,900	25,900

TOTAL ASSETS	$13,960,730	$13,983,810

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,024,935	$631,560
Notes payable—in default	1,520,477	20,000
Convertible debentures—in default	75,279	14,254
Other current liabilities	702,208	132,481
Derivative liabilities	1,454,936	2,877,919
Total current liabilities	4,777,835	3,676,211

STOCKHOLDERS’ EQUITY
Common Stock-$0.001 par value:150,000,000 shares authorized; 65,215,121 shares issued and outstanding	65,545	65,675
Additional paid-in capital	57,773,506	58,884,351
Deferred compensation	(4,802,621)	(18,301,588)
Loss accumulated before entering development stage	(11,681,500)	(11,681,500)
Loss accumulated during the development stage	(32,172,035)	(18,659,339)
Total stockholders’ equity	9,182,895	10,307,599

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,670,703	$13,983,810

See accompanying notes to the financial statements.

STATEMENT OF OPERATIONS

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004 (RESTATED)

	2005	2004	Period from May 18, 2004 - December 31, 2005
		(Restated)
REVENUES:
Sales		11,491
Other revenue		4,000	4,000
Total revenue		15,491	4,000

COST OF GOODS SOLD:
Production costs		5,174
Total cost of goods sold		5,174

GROSS PROFIT		10,317	4,000

OPERATING EXPENSES:
Stock based compensation	12,188,616	8,215,241	20,403,857
Employee compensation and benefits	1,278,633	938,195	2,110,548
Professional and consulting fees	590,352	9,650,302	10,240,654
Occupancy and equipment	135,903	49,895	180,798
Travel and entertainment	89,490	72,375	156,113
Other selling, general and administrative expenses	744,199	752,462	(1,533,008)
Total operating expenses	(15,027,193)	(19,678,470)	(31,558,962)

LOSS FROM OPERATIONS	(15,027,193)	(19,668,153)	31,554,962)

OTHER INCOME AND (EXPENSE):
Derivative income (expense)	2,019,884	1,570,348	1,371,984
Interest income		1,215	1,215
Other income	260	641,855	(294,817)
Interest expense	(505,647)	(16,728)	(625,524)
Total other income(expense)	1,514,497	2,196,690	452,858

NET LOSS	$(13,512,696)	$(17,471,463)	(31,102,104)

NET LOSS PER SHARE	$(0.21)	$(0.42)	$(0.48)

Weighted average number of shares outstanding	65,428,847	42,034,796	64,391,890

See accompanying notes to the financial statements.

POWER3 MEDICAL PRODUCTS, INC.

A Development Stage Enterprise

STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 (RESTATED)AND 2003

					Additional
	Common Stock		Preferred Stock		Paid In
	Shares	Par Value	Shares	Par Value	Capital	Other	Deficit
BALANCES, DECEMBER 31, 2002	997,830	997			6,315,951		(7,600,881)

Issuance of preferred stock for cash and conversion of accred payroll			3,990,000	3,990	1,991,010
Issuance of common stock for services rendered	100,000	100			37,400
Conversion of convertible notes payable to common stock	95,000	95			27,405
Conversion of other note payable to common stock	50,000	50			12,450
Common stock subscriptions					89,700	300
Conversion of preferred stock	1,200,000	1,200	(120,000)	(120)	(1,080)
Net Loss for the year							(1,845,496)
BALANCES, DECEMBER 31, 2003	2,442,830	2,442	3,870,000	3,870	8,472,836	300	(9,446,377)

POWER3 MEDICAL PRODUCTS, INC.

A Development Stage Enterprise

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 (RESTATED)AND 2003

					Additional	Deferred
	Common Stock		Preferred Stock		Paid In	Compensation
	Shares	Par Value	Shares	Par Value	Capital	Expense	Other	Deficit

BALANCES, DECEMBER 31, 2003	2,442,830	2,442	3,870,000	3,870	8,472,836		300	(9,446,377)

Correct beginning balance per transfer agent	433	1
Issued effective January 23, 2004, services	6,000,000	6,000			3,055,327
Issued effective April 1, 2004 for cash	583,334	583			134,417
Issued effective April 27,2004 for services	440,000	440			197,560
Issued effective May 10, 2004 to retire debt	300,000	300			194,700		(300)
Issued effective May 11, 2004 for services	4,500,000	4,500			2,065,500
Issued effective May 17, 2004 for services	141,033	141			105,634
Issued effective May 18, 2004 compensation	27,805,000	27,805			24,996,695	(25,024,500)
Issued effective May 18, 2004 for services	4,550,000	4,550			4,090,450
Issued effective May 18, 2004 for acquisition	15,000,000	15,000			13,485,000
Issued effective June 1, 2004 for services	125,000	125			249,875	(250,000)
Issued effective June 11, 2004 for services	100,000	100			211,900
Record stock option expense					626,100	(626,100)
Issued effective July 1, 2004 compensation	140,000	140			426,860	(427,000)
Issued effective July 23, 2004 for services	125,000	125			284,875	(285,000)
Issued November 10, 2004 for cash	242,167	242			314,575
Issued November 10, 2004 for services	10,000	10			12,990
Cancelled November 15, 2004 (agreement)	(160,000)	(160)			(71,840)
Issued November 17, 2004 to convert Series A Preferred Shares to Common Shares	1,031,316	1,031	(1,331,280)	(1,330)	1,391,246			(1,392,277)
Issued November 23, 2004 to convert Series A Preferred Shares to common shares	1,969,008	1,970	(2,538,720)	(2,540)	1,986,728			(1,988,698)
Stock based compensation expensed during the year						8,215,241
Net reclassifications of derivative liabilities					(3,347,077)
Other equity								(42,021)
Net loss								(17,471,463)
Balances, December 31, 2004 (restated)	65,345,121	65,345	0	0	58,884,351	(18,301,588)		(30,340,836)

POWER3 MEDICAL PRODUCTS, INC.

A Development Stage Enterprise

STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 (RESTATED)AND 2003

			Additional	Deferred
	Common Stock		Paid In	Compensation
	Shares	Par Value	Capital	Expense	Equity
Balances, December 31, 2004 (restated)	65,345,121	65,345	58,884,351	(18,301,588)	(30,340,836)
Cancelled Shares from 7/01/04	(140,000)	(140)	(426,860)
Issued Shares on 9/14/05	140,000	140	41,860
Issued Shares on 10/31/05	300,000	300	65,700
Issued Shares on 11/11/05	250,000	250	44,750
Issued Shares on 12/06/05	300,000	300	44,700
Cancelled Shares on 12/31/05	(975,000)	(975)	(876,500)
Cancelled Shares on 12/31/05	(5,000)	(5)	(4,495)
Settlement on employee stock, net				441,302
Amortization				13,057,665
Net loss					(13,512,696)
BALANCES, DECEMBER 31, 2005	65,215,121	65,215	57,773,506	(4,802,621)	(43,853,535)

See accompanying notes to the financial statements.

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004 (RESTATED)

	2005	2004	Period from May 18, 2004 to December 31, 2005
		(Restated)	(Restated)
Operating activities:
Net loss	$(13,512,696)	$(17,471,463)	$(30,358,917)
Adjustments to reconcile net loss to net cash from operating activities:
Derivative income (expense)	2,019,884	1,570,348	3,590,232
Stock based services and compensation	12,295,216	17,932,787	27,450,704
Stock issued to retire preferred stock and debt		4,236	4,236
Adj to Stock based compensation due to cancellation	(891,324)		(891,324)
Amortization of debt discount and finance costs	105,446	16,728	105,446
Depreciation and amortization	20,158	45,024	65,182
Changes in operation assets and liabilities:
Decrease (increase) in receivables		9,006	6,656
Decrease (increase) in deposits		(25,900)	(25,900)
Decrease (increase) in prepaid and other		(4,352)	(4,352)
Increase (decrease) in interest payable	255,467		255,467
Increase (decrease) in accounts payable and accrued liabilities	533,057	27,766	980,823
Net cash from operating activities	825,208	2,104,180	1,178,253

Investing Activities:
Capital expenditures, net	3,061	(331,061)	(328,000)
Increase in other assets.	(69,087)		(69,087)
Net cash from investing activities	(66,026)	(331,061)	(397,087)

Financing Activities:
Proceeds from sale of common stock, net	156,000	449,807	605,807
Proceeds from borrowings under notes payable	1,546,731		1,546,731
Proceeds from convertible debentures, warrants and rights, net of costs	338,000	859,041	1,197,041
Derivatives and Other Liabilities	(2,957,296)	(2,923,733)	(3,831,942)
Net cash from financing activities	(916,565)	(1,614,885)	(482,363)

Net increase in cash and cash equivalents	(157,383)	158,234	(1,197)
Cash and cash equivalents, beginning of period	158,782	548	2,596

Cash and cash equivalents, end of period	$1,399	$158,782	$1,399

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004 (RESTATED)

	2005	2004	Period from May 18, 2004 to December 31, 2005
		(Restated)	(Restated)
Cash paid for:
Interest		$59,840	$59,840
Income taxes			—

Non-cash transactions:
Conversion of convertible notes payable and accrued interest to common stock
Conversion of accrued payroll to preferred stock
Conversion of stockholder advances to notes payable
Conversion of notes payable to equity			—
Conversion of preferred stock to common stock

Conversion of other liabilities to stockholder advances
Exchange of convertible preferred stock for common stock 3,000,324 shares		3,380,975	3,380,975
Common stock issued for services (At market, date of effective agreement):
For consulting contracts	$156,000	10,156,775	10,312,775
For asset acquisition 15,000,000 shares		13,500,000	13,500,000
For compensation contracts	$(385,000)	25,451,500	25,066,500
Issuance of warrants in connection with services
Issuance of warrants in connection with convertible debentures
Asset retirement obligation
Retirement of common stock	$882,000		882,000

See accompanying notes to the financial statements..

POWER3 MEDICAL PRODUCTS, INC

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Item 1. ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

Power3 Medical Products, Inc. (the “Company” or “Power3 “) was incorporated in the State of Florida on May 15, 1992 and merged into a New York Corporation in 1994, under the name Sheffield Acres, Inc..  Power3 and its wholly owned subsidiaries, C5 Health, Inc. (C5), which was officially dissolved in the State of Delaware and the State of Florida effective December 31, 2003 and Power3 Medical, Inc., a Nevada Corporation, now known as Tenthgate, Inc., were engaged in product development, sales, distribution and services for the healthcare industry.  On September 12, 2003, Surgical Safety Products, Inc. amended its Certificate of Incorporation to (a) declare a 1:50 reverse split of its common stock; (b) increase its authorized capital to 150,000,000 shares of common stock and 50,000,000 shares of preferred stock; and (c) change its name to Power3 Medical Products, Inc.  All references to the number of shares in the accompanying financial statements and notes thereto have been adjusted to reflect the stock split as if it occurred on January 1, 2004.

Prior to May 17, 2004, the Company had one direct subsidiary, Tenthgate, Inc. (“Tenthgate”), a Nevada corporation formerly known as Power3 Medical, Inc.  Prior to this date, Tenthgate was accounted for, by Power3, as a wholly-owned subsidiary, operating as a “development stage company”, under the cost method.  As part of the transaction which involved the acquisition of substantially all the assets and certain liabilities from Advanced BioChem, now known as Industrial Enterprises of America, it was agreed that Power3 would distribute the shares of its subsidiary, Tenthgate, to its then existing shareholders .  To fulfill this obligation, the shares of Tenthgate were transferred to a trustee for distribution to the shareholders of Power3 as of May 17, 2004.  Tenthgate was spun off because the management of Power3, in place prior to May 17, 2004, desired to continue to own and eventually operate this subsidiary.  At the time of the spinoff, Tenthgate was granted the rights to market a product line that had previously been marketed by Power3, but which the company had decided to abandon.  Tenthgate had not been an operating company, and their management has apparently abandoned any plans to market the product as evidenced by their SEC filings, specifically their amended 10-QSB filed for the quarterly period ending January 31, 2005, wherein they specifically state that they are a “development stage company.”  The prior operations of the company which are reflected in the financial statements as occurring prior to reentering the development stage were the operations the Company had decided to abandon and which were transfewrred to the prior shareholders under the control of prior management.  Any activities since May 17, 2004, are not consolidated from Power3 because Power3 does not now own or control the operations or activities of Tenthgate, nor are their activities associated with Power3 in any manner whatsoever.

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

Power3 Medical Products, Inc. did not continue the business activity of Advanced BioChem and never conducted any contract-for-fee lab service work.  Subsequent to the asset purchase, the business model of Power3 was significantly changed, the Company entered into the development stage and began to commercialize the intellectual property it acquired in the transaction, with its focus in the early detection, monitoring and targeting of diseases through the analysis of proteins.  Power3’s new developmental stage objective, and activity, is to develop its intellectual properties by focusing on disease diagnosis, protein and biomarker identification and early detection indicators in the areas of cancers, neurodegenerative and neuromuscular diseases, as well as other scientific areas of interest associated with protein biomarkers.

Coincident with the asset purchase transaction on May 18, 2004, the previous management of Power3 resigned and left the employ of the Company.  Immediatelly thereafter, two employees of Advanced BioChem were granted employment agreements by Power3.  These two employees were Steven B. Rash as President and CEO and Dr. Ira Goldknopf as Chief Scientific Officer.

Restatement of Financial Information

The following tabular presentation summarizes the net loss and net loss per share as originally reported and as restated, and the quarterly effects of each adjustement, for each year ended December 31, 2004:

Details of the 2004 restatement adjustments are as follows:

	As Originally	As
	Reported	Restated

Net Loss	$(19,081,344)	$(17,471,463)

Net Loss per share	(0.45)	(0.42)

The Company has restated its financial statements to correct its accounting for the issuance of convertible debentures, warrants and investment rights. The revised financial statements provide for (i) the classification of warrants as liabilities, at fair value, (ii) the classification of embedded conversion and other features embedded in the convertible debentures and investment rights as liabilities at fair value and (iii) the amortization of discounts that resulted in the host instruments using the effective interest method. This revised accounting is required because, under current accounting standards, financial instruments, such as warrants and embedded conversion features that are indexed to a Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. This accounting will be utilized in the accounting for these instruments until the Company reaquires the ability to share settle the instruments or physically settles the instruments through other means. Also see Note 5.

On May 18, 2004, Power3 executed the Asset Purchase Agreement (“the Agreement”) referred to above, to purchase substantially all the assets of Advanced BioChem and assume certain liabilities in exchange for the issuance of 15,000,000 shares of common stock of Power3.  For financial statement purposes, the transaction was treated, at the time, as a recapitalization of the equity structure of Power3 and therefore, the accumulated deficit of Power3 was eliminated, no stock-based expenses were recorded as a result of this transaction, and the assets and liabilities of Power3 and Advanced BioChem were combined, based on the accounting treatment as recapitalization, in a reverse acquisition.  Subsequent to the filing of Form 10-QSB for the quarter ended March 31, 2005, during its interim revue, Power3 determined that the purchase of assets and the acquisition of certain liabilities of Advanced BioChem, which occurred on May 18, 2004, is properly accounted for as a purchase transaction.  In addition, management determined that, due to the specific nature of the transaction and because Power3 did not continue the business activity of Advanced BioChem whatsoever, Advanced BioChem cannot be considered a predecessor.  In addition, because the asset acquisition by Power3 was a purchase of equipment and intellectual property from an entity that continued its existence and its previous business activity after the purchase transaction, rather than being merged into Power3, and because the combination did not contain other elements of an equity merger of the two companies, the Company determined that the facts of the transaction had been misapplied and that purchase accounting is the more appropriate accounting treatment and Advanced BioChem would not be presented as a predecessor.  This accounting treatment represents a restatement of the transaction referenced above, which was previously characterized as a recapitalization of Power3, as in a reverse acquisition.  The Balance Sheet, Statement of Operations and the Statement of Cash Flow shown in Part I, Item 1, display the financial statements of the Company consistent with the restatement of the asset acquisition as purchase accounting.  On August 10, 2005, the Company issued an 8-K reporting non-reliance on previously issued financial statements for the quarter ended June 30, 2004, September 30, 2004 and March 30, 2005, which had been previously presented under the previous accounting treatment.

On April 12, 2006, during interim review of its previously issued financial statements in preparation for production of the 10-KSB for 2005, management determined that the following changes were necessary in its previously published financial statements as follows:

•                  Legal Fees, in the amount of $17,676, acquired in the transaction with Advanced BioChem discussed above and capitalized in the 10-KSB previously issued for December 31, 2004, should be expensed as of May 18, 2004;

•                  Difference in the value of stock issued in the transaction with Advanced BioChem discussed above and the assets and liabilities acquired from Advanced BioChem, previously accounted for as a deemed distribution, should be accounted for as Goodwill in the amount of $13,371,776;

•                  Licensing expenses in the amount of $50,000 for 2004 and $38,767 in 2005, paid to Baylor College of Medicine and MD Anderson which had previously been capitalized, should be expensed;

•                  The convertible debentures issued in October, 2004 and January, 2005, which had previously been accounted for as Long Term Liabilities should, as of April 25, 2005, be reclassified as Current Liabilities on that date because as of that date, the debentures were in default (due to our failure to have the SB-2 relating to the conversion option, the warrants and the additional investment rights associated with the convertible debentures, effective within 180 days of the original issue of debenture date) and thereby became a current liability rather than a long term liability as of the date of this Event of Default;

•                  Because the Event of Default discussed above, occurred for the convertible debentures we issued in October, 2004 and in January, 2005, on April 25, 2005, the Mandatory Prepayment Amount of 130% of the original principal amounts, became due as of that date and recognition of this $420,000 due, as a current liability, should have been effective as of April 25, 2005; and

•                  Additional evaluations were required to properly value the conversion option issued with the Convertible Debentures, the warrants issued with these debenture, evaluation of the additional investment rights and calculations to determine the fair value any embedded derivatives existing in these agreements.

During interim revue on April 12, 2005, and in preparation for the production of our 10-KSB for 2005, management determined that these changes were necessary because the facts of each situation had been misapplied and each of the above items needed to be restated in our financial statements, as they apply, for the previously published reports for June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005, and September 30, 2005.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Item 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, notes payable, derivative financial instruments, other current liabilities, and convertible debentures. Management believes the carrying values of cash and cash equivalents, accounts payable, accounts payable and accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature. The fair value of convertible debentures, which have a face value and carrying value of $75,279 and $1,400,000, respectively, is estimated to be approximately $987,000. The fair value of the Trinity notes payable, which have a face value and carrying value of $302,750 and $135,873, respectively, is estimated to be approximately $311,000.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The caption Derivative Financial Instruments consists of (i) the fair values associated with derivative features embedded in the Convertible Debentures and (ii) the fair values of the detachable warrants and additional investment rights that were issued in connection with the debenture financing arrangements. (See Item 5. Financing Arrangements)

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company occasionally maintains cash and cash equivalents balances in excess of federally insured limits. The Company has not experienced any losses in such accounts.

Principles of Consolidation and Investments

During 2003, the Company accounted for its investment in its subisidiary, Tenthgate, Inc. under the cost method.  As described in Note 1, the Company’s former subsidiary, known as Tenthgate, Inc., is not consolidated for periods after May 17,  2004, because the Company, in May of 2004, distributed its common stock ownership in Tenthgate to a trustee for distribution to the shareholders of record as of May 17, 2004.  Power3 does not now own or control Tenthgate, Inc.’s activities or operations in any manner whatsoever.  Since Tenthgate, Inc. was spun off in May, 2004, as described in Item I, it is not consolidated for periods subsequent to that transaction..

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

Furniture, Fixtures and Lab Equipment

Furniture, fixtures and lab equipment are stated at cost.  Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the assets’ estimated useful lives.  At December 31, 2005, certain lab equipment having a net book value of approximately $37,500 serves as security for certain liabilities.

Debt Discounts and Deferred Finance Costs

Debt discounts and deferred finance costs are being amortized through periodic charges to interest expense over the maximum term of the convertible debentures of three years using the effective interest method. Amortization of debt discounts amounted to $93,801 and $14,251 during the years ended December 31, 2005 and 2004, respectively.

Other Intangibles

Other intangibles, which consist primarily of patent applications, are recorded at cost and arise from legal and filing fees.  Since these are only patent applications, and not approved patents yet, no legal life exists for.these applications and therefore no amortization is taken for these costs, until they become legal patents.

Legal fees incurred for patent protection applications, expended by Advanced BioChem and obtained in the May 18, 2004 transaction with Advanced BioChem, were expensed.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. The Company evaluated its long-lived assets at December 31, 2005 and determined that certain impairment losses were necessary. As a result, operations were charged for $20,158 during the year ended December 31, 2005.  Management believes that the remaining balances of the Company’s long-lived assets are recoverable.

Statement of Financial Accounting Standards (SFAS) 142 “Accounting for Intangible Assets” provides that goodwill is not subject to periodic amortization, but is evaluated at least annually for impairments. The goodwill acquired by the Company at the time of the May 18, 2004 transaction was evaluated at both December 31, 2004 and 2005. Goodwill was determined to not be impaired because the fair value of the reporting unit, based on the market capitalization of the Company, exceeded the carrying value of the reporting unit, based on assets minus liabilities, at both December 31, 2004 and 2005.

Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128 “Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss, adjusted for using the “if-converted method” for convertible securities, for the period by the weighted average number of common and common equivalent shares (using the “treasury-stock” method) outstanding during the period.  In periods in which common stock equivalents would be anti-dilutive, such shares are ignored in the loss per share calculations because they would have an anti-dilutive effect.

Reclassification of Liabilities

Based on the Event of Default, resulting from the Company’s failure to get an SB-2 effective for the shares involved with conversion of the debentures and warrant shares, that occurred on April 25, 2005 for the convertible debentures issued in October, 2004 and January, 2005, Power3 has reclassified the convertible debentures as a Current Liability, rather than as a Long Term Liability as they were previously shown in our financial statements in both the original 10-KSB filed for 2004 and in quarterly reports for June 30, 2005 and September 30, 2005.

In addition, since the Event of Default occurred on April 25, 2005, Power3 has now recognized the Mandatory Prepayment Amount, as a Current Liability, as described in the debenture agreements as due in case an Event of Default occurs.

The only Accounts Payable amount extinguished during 2004 was a balance due to a CPA firm, dated January 10, 2003, which totaled $19,961.  On or about May 4, 2004, a settlement was reached with this CPA firm in which they accepted $4,236 in cash as full payment for the balance due.  While management has no written documentation as to why the vendor agreed to settle for less than the original amount billed, our understanding is that there was a dispute over the extent of the services actually rendered and it was agreed that the CPA firm would accept the lesser amount in full settlement of the bill.

No amounts from Accounts Payable were reclassified during 2005.

Stock – Based Compensation

The Company accounts for equity instruments awarded to employees for services based on the fair value of common stock issued and the intrinsic value of stock options and warrants. The accompany accounts for all equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.  Fair value is measured based on the closing market price of the common stock on the effective date of the agreement or Board resolution, using the Black Scholes valuation model.

Income Taxes

The Company computes income taxes using the asset and liability method in accordance with Financial Accounting Standards Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. There were no significant temporary differences at December 31, 2005.

Research and Development

Research and development costs, which approximated $501,245 for the year ended December 31, 2005 are expensed as incurred.

In 2004, the Company paid $10,000 to Baylor College of Medicine and $40,000 to M.D. Anderson for research agreements with both institutions.  These research agreements covered the provision of human tissue samples by Baylor (400 patient samples) and M.D. Anderson (60 patient samples), the exchange of technology and the testing of the patient samples provided using Power3’s biomarker technology.  Power3 executed licensing agreements with both Baylor College of Medicine and M.D. Anderson to insure that the research partnerships and cooperative technology would be continued and eventually benefit both Power3 and the respective institutions, if and when Power3 commercially developed its testing and diagnostic capabilities.  These payments were expensed under FAS guidelines for research and development accounting.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

In 2004, the Company shipped its product directly from the outsource manufacturer to the customer without taking ownership or possession of its products.  All shipments were FOB destination with freight allowed and payment terms were net 30 days after shipment. Accordingly, revenue was recognized upon delivery.

The Company’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104-Revenue Recognition in Financial Statements (SAB 104) for determining when revenue is realized or realizable and earned.  In accordance with the requirements of SAB 104 the Company recognizes revenue when (1) Persuasive evidence of an arrangement exists; (2) Delivery has occurred; (3) the Seller’s price is fixed or determinable; and (4) collectibility is reasonably assured.

Advertising Costs

Advertising costs are expenses as incurred. Advertising expenses were $-0- for each of the years ended December 31, 2005 and December 31, 2004.

Other Income

In 2005, Other Income consisted of only one item which was $260 of Interest Income earned from deposits in a money market account as the Company’s primary bank.

In 2004, Other Income consisted of $641,855 as follows:

•                  $412,500 from write off of Accrued Officer Salaries, as of May 17, 2004, originally due to the previous officers of Power3, but agreed, by them, to be forgiven at the time of the May 18, 2004 transaction which transferred control of the Company to the new owners and management.  These two individuals were not controlling shareholders of the Company as of December 31, 2004;, nor were they members of management at the time of the debt forgiveness.

•                  $121,500 from write off of previously-existing debt to consultant, as of May 17, 2004, due to forgiveness of the debt by the consultant on that date;

•                  $19,961 from a settlement reached with a previous consultant wherein the Company paid $4,236 in full payment of the debt obligation and the consultant agreed to accept this amount as full payment due to a dispute over services performed;

•      $39,627 from a settlement reached with a previous creditor, who was also a minority shareholder, to whom the Company paid $47,188 in cash and issued 300,000 shares of common stock in full settlement of the $90,000 alledged obligation;

•      $20,267 from write off of interest that had been accrued on the $90,000 obligation mentioned above;

•                  $28,000 from write off of Accrued Compensation, as of May 17, 2004, that had been previously accrued to a consultant which was settled in negotiations in exchange for a note for $2,000 due to this consultant.

Note 3.  GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has primarily been involved in research and development and capital raising activities; as such the Company has incurred significant losses from operations during 2004 and 2005.

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

A current possibility available to the Company is to raise the remaining funds of $1,600,000 potentially available to them pursuant to the Securities Purchase Agreement dated October 28, 2004 (the “Agreement”). These funds will be immediately reduced by the payment of certain delinquent payables of approximately $251,000 and $200,000 of certain bridge financing received in April and November, 2005, the $446,500 of bridge loan financing and the Officer Advances that are to be repaid upon the receipt of the $1,600,000. The Company is in immediate need for capital to continue its operations and as such its ability to continue as a going concern is subject to its ability to generate a profit or obtain necessary funding from outside sources. . Management believes that even though the Company currently has limited cash resources and liquidity, assuming exercise of the warrants and additional investment rights specified in the Agreement, that the net funds available from the final closing under such Agreement will allow the Company to continue operations through December 2006.  In the event the final closing and sale of $1,600,000 in aggregate principal amount of debentures occurs, but the warrants and additional investment rights are not exercised, the Company anticipates that it will need to raise additional capital prior to October 2006 to meet its operating costs. However, the Company is currently in default under the conditions set forth in the Agreement as well as the debentures and registration rights agreement and consequently, there is no assurance that the Company will be successful in completing the sale and issuance of the remaining $1,600,000 aggregate principal amount of debentures and/or the additional investments rights pursuant to the Agreement.  If the Company is unsuccessful in the closing of the sale and issuance of the $1,600,000 aggregate principal amount of debentures at the final closing, the Company will be required to obtain alternative financing, sell or license some of its technology, and/or curtail or cease its operations. Any such funding may significantly further dilute existing shareholders or may limit the Company’s rights to its technology.  Moreover, the increase in the number of shares available in the public marketplace may reduce the market price for the Company’s common stock, and consequently, the price investors may receive at the time of sale.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

LOSS PER SHARE

At December 31, 2005, common stock options were excluded from the fully diluted loss per share calculations because the effects would be anti-dillutive:

•                  2,500,000 warrants, and additional investment rights having a value of $2,500,000, which were issued to certain accredited investors on October 28, 2004 under the Agreement. In addition, pursuant to the Agreement, the investors purchased certain convertible debentures that if exercised, will result in the issuance of an indeterminate number of shares of common stock.

•                  333,333 warrants which were issued to certain accredited investors on January 26, 2005 under the Amended Agreement. In addition, pursuant to the Agreement, the investors purchased certain convertible debentures that if exercised, will result in the issuance of an indeterminate number of shares of common stock

•                  580,000 shares of warrants which were issued to members of the Company’s Scientific Advisory Board and various other consultants in 2004 (including 100,000 to the agent that placed the convertible debentures discussed above).  The warrants, which expire three to five years from the dates of the respective grants and were issued at no cost to such personnel, may be converted to a like number of shares of the Company’s common stock at any time prior to their expiration(s).  As a result, during the period May 18, 2004 (date of acquisition) to December 31, 2005, the Company has recorded $284,447 of stock based compensation as a result of the issuance of these warrants.

•                  2,000,000 shares of warrants were issued in November and December of 2005 to Trinity Finance Investments associated with two Notes, 1,000,000 warrants each, for invested funds.  The warrants which expire in 7-8 years may be converted to a like number of shares at any time prior to their expiration date.  As a result the Company recorded $6,429 of stock-based compensation as a result of the issuance of these warrants during 2005.

In addition, at December 31, 2005, loss per share excludes 34,222,222 shares that are indexed to convertible debentures and investment rights. These instruments would also have an anti-dilutive effect on loss per share.

Note 4. INCOME TAXES

The Company recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations.  Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

Based on the Company’s 2004 tax return, the Company has net operating loss carryforwards for income tax purposes of approximately $12,957,858 arising primarily from stock based expenses that are considered to be permanent differences.  These net operating loss carryforwards expire at various times through the period ended December 31, 2022 however because the Company has experienced changes in control and has incurred significant operating losses, utilization of the income tax loss carryforwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying balance sheet because the Company established a valuation allowance to fully reserve such assets as their realization did not meet the required asset recognition standard established by SFAS 109.  The tax return for 2005 has not been finalized at the time of this report, however it is expected that additional net operating loss carryforwards will result from the Company’s 2005 operations.

Note 5.  RELATED PARTY TRANSACTIONS

As reported earlier in “General and Corporate History”, on May 18, 2004, the Company purchased substantially all the assets of Advanced BioChem in exchange for 15,000,000 shares of common stock of Power3 and assumed certain liabilities as part of the purchase transaction.  During 2004, employment agreements were issued to two former employees of Advanced BioChem, specifically Steven B. Rash, the new Chief Executive Officer of Power3 and Dr. Ira Goldknopf as Chief Scientific Officer of Power3.  These agreements are specifically discussed in “Employment Agreements” later.

On October 13, 2004, the Chief Financial Officer loaned the Company $75,000 as a short-term bridge loan, with no interest and no maturity date specified.  On November 11, 2004, the loan was paid back with no interest.

On March 31, 2003, the Company’s Board of Directors authorized 4,000,000 shares of Series A Preferred Stock.  Simultaneously, the Company issued 2,660,000 shares of Series A Preferred Stock in consideration of accrued and unpaid salary totaling $200,000 to two officers of the Company and 1,330,000 shares of Series A Preferred Stock in consideration of $100,000 cash by an individual investor.  The Company recorded $1,695,000 of non-cash compensation expense as a result of this transaction during 2003.  The transaction was recorded in the fourth quarter of 2003 based on the value of the Company’s stock immediately subsequent to the stock split discussed previously.  On December 31, 2003 the two officers mentioned above converted a total of 120,000 shares of their Series A Preferred Stock into 1,200,000 common shares.  In November, 2004, the Series A Preferred stockholders converted their remaining preferred shares into 3,000,324 shares of common stock.  The stock was issued to previous officers of the Company, both related parties and an outside consultant, for past compensation due.  When the compensation was originally recorded, accrued compensation was charged, with the offset to preferred stock.  The entry to record the preferred stock was made in the fourth quarter of 2003 because it was discovered as part of the 2003 audit, by the audit firm, and a decision was made by previous management, not to amend the 10-QSB for the three month period ending March 31, 2003.  The conversion terms at the date of the original issuance were 10:1.  However, subsequently the Board of Directors and the shareholders agreed to change the conversion factor to .7752:1, did a Board Resolution to that effect and the preferred stock was converted to common stock, in 2004, in accordance with the revised conversion terms.

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

During the latter half of 2005, the Chief Scientific Officer advanced the Company $159,231 as short-term Officer Advances in order to enable the Company to meet certain payment obligations.  These advances were in the form of 180 day notes and bear interest at a rate of 6% per annum until the outstanding balance is paid in full.  None of these short-term Officer Advances were due as of December 31, 2005.

On December 14, 2005, the Company received an Officer Advance in the amount of $50,000 from the Chief Scientific Officer.  This note is due on June 13, 2006 and bears interest at a rate of 6% per annum until paid.

Other Commitments and Contingencies

Operating Lease for Office and Laboratory Space

In August 2004, the Company entered into a new lease which expires on August 31, 2009, has an initial term of sixty-three months, and requires base monthly minimum lease payments ranging from approximately $6,000 to $9,600 (plus utilities and operating expenses) over the lease term.  The lease contains a provision which allows the Company to extend the lease for two additional terms of sixty months.  Rent expense (for the office lease) approximated $68,944 during the year ended December 31, 2005 and $28,952 during the year ended December 31, 2004.

Other Leases

In June, 2004, the Company entererd into a new lease for a telephone system which expires in June, 2009, has an initial term of 60 months and requires base monthly minimum lease payments in the amount of $184.51 per month over the lease term.  The Company paid $2,269 on this lease during the year ended December 31, 2005.

In October, 2004, the Company entered into a new lease for computers which expires in September, 2006, has an initial term of 24 months and requires base monthly minimum lease payments in the amount of $344 per month over the lease term.  The Company paid $4,136 on this lease during the year ended December 31, 2005.

Future lease commitments are as follows:

2006	$5,109
2007	2,220
2008	2,220
2009	1,110

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

Chief Financial Officer – The employment agreement is effective as of September 1, 2005 and has an initial term of three years, subject to each party’s termination rights.  The agreement provides for a base salary of $100,000 per year and the opportunity to receive cash bonuses based on performance upon the discretion of our board of directors.  The agreement also includes participation in employee benefit plans offered by us to our employees, as well as a grant of 140,000 shares of restricted common stock.  Either party may terminate the Chief Financial Officer’s employment under the contract, either with or without cause upon giving the other party at least thirty days notice.  If the Company terminates the chief financial officer’s employment at any time during the initial term without cause, he will be entitled to receive compensation provided under the agreement for the remaining initial term of employment.  In addition, in the event of a change in control as defined in the agreement, the Company may waive, in whole or in part, any and all remaining restrictions on the restricted shares of common stock granted to him.

Other Common Stock Grants

In addition to the above common stock grants, during 2004, the Company granted 1,445,000 shares of its common stock to various other employees.  Because all of the shares were granted at no cost to the employees, and because the shares generally vest over a period of two years, the total value of the grants, to all employees, was recorded as $25,451,500 of deferred compensation expense upon the date of the grant (which amount was determined based on the total number of shares granted times the trading values of the shares on the dates the stock grants were made).  This amount is being amortized to stock based compensation expense over the vesting period.  The specific allocations for stock compensation expense in 2004 and 2005 are previously exhibited in this report In Management Discussion and Analysis.

As a matter of explanation, during the quarter ended September 30, 2004, Power3 amortized three months of employee stock grants, three months of the first-mentioned consulting contract and 2.3 months of the second-mentioned consulting contract.  However, after reviewing our accounting for the quarter ended September 30, 2004, at time of the end of year audit, it was determined that a later adjusting entry was made, as of September 30, 2004, which credited stock compensation expense for $1,533,505, credited consulting fees for $455,633 and debited deferred compensation expense for the offset.  At the time of the end of year audit, it was determined that this entry was erroneous and was based on a misunderstanding of the transactions involved.  As soon as this was noted, as part of the year end audit, the correction was made and the total shown for stock compensation expense for 2004 is correctly reported.

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

The only stock grant made during 2005 was 140,000 shares to the Chief Financial Officer which represented a -0- net increase in the number of shares outstanding, because the shares previously granted to the previous Chief Financial Officer had been returned. There was, however, a significant difference in the Deferred Compensation Expense because the unamortized portion of the previous grant was offset by the significantly lower new Deferred Compensation Expense debit, resulting from the replacement issue of shares in 2005.  This resulted from the difference in the value of the shares as being $3.05 in July of 2004 when the original 140,000 shares were issued as compared to the shares being valued at $.30 when those 140,000 shares were reissued to the incoming Chief Financial Officer.

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

Other Contingencies

In the normal course of business, the Company is involved in certain litigation, including one matter in which the plaintiff is seeking $1,522,000 in damages.  Management believes the claim is without merit, and intends to vigorously contest such claim.  This matter is currently in ongoing negotiations between the parties and their attorneys and accordingly its ultimate resolution cannot be determined at this time.  As such, no effect has been given to any loss that might result from the outcome of this litigation in the accompanying financial statements.

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

In September, 2005, a New York corporation filed suit against Power3 alledging breach of an agreement and damages totaling approximately $480,000 plus court costs and legal fees.  Settlement discussions are currently ongoing, however no resolution has been achieved thus far.  The Company does not believe it will ultimately be held liable for this claim and has not made any provision for this claim on its balance sheet.

The Company is involved in several other debt collection lawsuits totaling approximately $38,600 plus court costs and interest.  Since none of these matters has come to court, or is expected to within a short amount of time, the Company cannot be certain how any of these four matters will be resolved and therefore has not made any provision for these claims on its balance sheet.

Subpoena from the SEC, Division of Enforcement

On June 27, 2005, the Company received a subpoena for documents regarding the SEC’s Division of Enforcement investigation In The Matter of Maui General Store, Inc.  It is the Company’s understanding that the Maui General Store matter relates to a promotional scheme by certain individuals to promote the stock and stock price of certain entities during 2004.  The Company provided all documents in its possession pursuant to the subpoena and complied fully with the subpoena on July 11, 2005.  In February, 2006, Steven B. Rash and Dr. Ira Goldknopf appeared before a Grand Jury in Washington, D.C., as witnesses, for the SEC Division of Enforcement.  The Company has received no further correspondence from the Enforcement Division of the SEC.  The Company has not been notified that it is a subject of this investigation.

Financing Arrangements:

Securities Purchase Agreement—Convertible Debentures

The Company entered into a Securities Purchase Agreement, dated October 28, 2004 (the “Agreement”) with certain accredited investors (the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase convertible debentures due three (3) years from the date of issuance in the aggregate principal amount of $3,000,000. The Agreement also provides for the issuance to the Purchasers, at no additional cost to the purchasers, warrants to purchase shares of the Company’s common stock and additional investment rights to purchase additional convertible debentures. In connection with the Agreement, the Company also entered into a Registration Rights Agreement with the Purchasers that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the debentures and the exercise of the warrants, (ii) achieve effectiveness within a stated period and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to incur liquidating damages amounting to 2.0% for each month.

On October 28, 2004, the Company issued the Purchasers the first $1,000,000 in aggregate principal amount of such debentures at the initial closing under the Agreement. Effective January 19, 2005, the Company issued and sold, to a sub-group of the original investors, a second tranche of $400,000 aggregate principal amount of debentures.  Subject to the conditions set forth in the Agreement, the purchasers are required to purchase the remaining $1,600,000 in aggregate principal amount of such debentures at the final closing, which is to occur on or before the fifth trading day after the effective date of the registration statement. The Company is currently in default under the Agreement and the previously issued debentures and related registration rights agreement, and therefore the conditions of the Agreement will not be satisfied or otherwise met on a timely basis. Consequently, there are no assurances that the Purchasers will purchase all or any portion of the remaining $1,600,000 aggregate principal amount of debentures. The $1,000,000 aggregate principal amount of debentures issued in the initial closing and the $400,000 aggregate principal amount of debentures issued on January 19, 2005 are due and payable in accordance with their original terms in full three years after the date of issuance and do not bear interest. The debentures which may be issued at the final closing will be due and payable in full three (3) years after the date of their issuance, and will also not bear interest. At any time from the closing date until the maturity date of the debentures, the Purchasers have the right to convert the debentures, in whole or in part, into common stock of the Company at the then effective conversion price, which varies relative to the Company’s trading stock price, as follows: $0.90 per share, provided however if the lesser of (i) 75% of the average of the 5 consecutive Closing Prices immediately prior to the Effective Date, as defined in the Securities Purchase Agreement, and (ii) the Closing Price on the Effective Date (the lesser of (i) and (ii) being referred to as the “Effective Date Price”) is less than the Conversion Price, the Conversion Price shall be reduced to equal the Effective Date Price.

The debentures also afford the Purchasers anti-dilution protection should, at any time while the debentures are outstanding, the Company offer, sell or grant any option to purchase or offer, sell or grant any right to reprice its securities, or otherwise dispose of or issue any common stock or common stock equivalents, entitle any person to acquire shares of common stock at an effective price per share less than the then effective Conversion Price, as calculated by the formula described above; then, in such instance, the Conversion Price for the convertible debenture shares shall be reduced to the lower price. In case of any such adjustment in the effective Conversion Price for the convertible debenture shares, this could significantly dilute existing investors.

Under the Agreement, the Purchasers also received warrants to purchase an aggregate of up to 2,500,000 shares of common stock and additional investment rights to purchase up to an additional $2,500,000 principal amount of convertible debentures. The warrants are exercisable at a price of $1.44 per share, subject to adjustment, including under anti-dilution protection similar to that described above.

The additional investment rights are exercisable at a price equal to the principal amount of the debentures to be purchased, for (1) a period of nine months following the effective date of the registration statement to be filed pursuant to the Registration Rights Agreement, or (2) a period of 18 months from the date of issuance of the additional investment rights, whichever is shorter. The rights debentures will have the same terms as the debentures described above, except that the conversion price will be equal to $1.08.

The debentures contain covenants that limit the Company’s ability to, among other things: incur or guarantee additional indebtedness; incur or create liens; amend the Company’s certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the debentures; and repay or repurchase more than a de minimus number of shares of common stock other than as permitted in the debentures and other documents executed with the purchasers.

The convertible debentures contain consequences in case of default.  Events of default which could subject the Company to penalties and liabilities as specified in the Agreement include:

•                  Any default in the payment of the principal amount of the debentures or the liquidated damages;

•                  Any untrue or incorrect representation or warranty in the Transaction document or any other report, financial statement or certificate made to Holder(s);

•                  Any case or action of bankruptcy or insolvency commenced by the Company, against the Company or adjudicated by a court against the Company for the benefit of creditors;

•                  Any default in its obligations under a mortgage or debt in excess of $150,000;

•                  Any cease in the eligibility of the Company’s stock to be quoted on a Trading Market;

•                  Any Change in Control or sale or disposal of 33% or more of the assets of the Company;

•                  Any lapse in the effectiveness of the Registration Statement covering the shares related to the debenture conversion option, the warrants or the additional investment rights as described and transacted in the Securities Purchase Agreement and accompanying documents;

•                  Any failure to deliver certificates within the specified time; and

•                  Any failure, by the Company, to pay in full the amount of cash due pursuant to a Buy-In or failure to pay any amounts owed on account on account of an Event of Default within 10 days of the date due.

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

Other provisions included in the Securities Purchase Agreement include the following:

•                  The debenture may be exchanged for an equal aggregate principal amount of debentures in different authorized denominations;

•                  The debenture is convertible into common stock, at the option of the Holder, at any time after the effective date of the debenture, any time after an event of default and from time to time subject to limitations on conversion specified in the Agreement;

•                  Conversions can be made in smaller increments and from time to time.  If smaller amounts of the debentures are converted, the Holder will not be required to physically surrender the debentures;

•                  The Company has 1 business day after receipt of conversion notice to object to any such request to convert;

•                  The Holder shall not have the right to convert any portion of his debenture if such conversion would enable him to own in excess of 4.99% of the outstanding common stock of the Company;

•                  No later than 3 trading days after any conversion date, the Company will deliver a certificate representing the converted shares, free of any legends and trading restrictions for the number of shares converted;

•                  If the Company fails to deliver said certificates, liquidated damages of $1,000 per day will be paid;

•                  The Company will reserve and keep available authorized and unissued registered shares available to be issued upon conversion;

•                  Holder will not be responsible for any transfer taxes relative to issuance of shares;

•                  If the Company pays a stock dividend or other distribution on its shares, or splits or subdivides its shares or issue by reclassification or any such change in its common shares outstanding, then the number of shares available to Holder shall be adjusted proportionally;

•                  If the Company shall offer, sell, grant any option or otherwise distribute shares to holders of common stock, the number of shares available to Holder shall be adjusted proportionally;

•                  If the Company is involved in any merger or acquisition, the conversion price of the stock shall be adjusted to reflect the effects of such previous adjustment;

•                  During the term of the debentures, the Company is not permitted to do certain things unless approved by the holders of 2/3 majority of the debentures such as create any indebtedness senior to the Company’s debenture obligations, amend its certificate of incorporation or buy back any amount of its common stock;

•                  If the Company offers, sells or grants stock at an effective per share price less than the then Conversion Price, then the Conversion Price shall be reduced to equal the effective conversion, exchange or purchase price for such common stock or common stock equivalents;

•                  If the Company offers, sells or grants securities that have a price less than the otherwise calculated Conversion Price, then the current exercise price of the warrants is thereby adjusted to be the lower of the offered or sold price or the otherwise calculated Conversion Price;

•                  If there is an Event of Default, all amounts become due in the form of a Mandatory Prepayment Amount (discussed as follows), with maximum interest and penalty payments; and

•                  Miscellaneous other provisions such as notice in writing, governing law, waiver and severability.

As mentioned above, the Company is in default under the provisions of the Agreement, Registration Rights Agreement and previously issued debentures.  The events of default principally relate to the Company’s inability to have its registration statement declared effective within the time period required by the agreements.  Although the Company intends to seek waivers or forbearance agreements from the holders of its debentures, there is no assurance that the Company will receive such concessions.  As such, the indebtedness has been classified as a current liability in the accompanying balance sheet.  If the Company is unable to obtain such concessions, the aggregate amount payable under the outstanding debentures due to the acceleration thereof by reason of the default is equal to the “Mandatory Prepayment Amount” as specified in the debentures.  The Mandatory Prepayment Amount equals the sum of (i) the greater of:  (a) 130% of the principal amount of the debentures to be prepaid, or (b) the principal amount of the debentures to be prepaid, divided by the conversion price on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is less, multiplied by the closing price of the Company’s common stock on (x) the date the payment is demanded or otherwise due, or (y) the date the payment is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the debentures.

The Company is in default on the Convertible Debentures with regard to the deadline for having the registration statement be effective, the withdrawal of the Company’s stock from trading on the OTCBB and several other default clauses.  Besides the provisions for the Mandatory Prepayment provisions which become effective if the Company is in default on these debentures and the liquidated damages resulting from the registration statement not being effective, as discussed immediately above, the Company is also subject to partial liquidated damages for not being able to deliver share certificates, if such were demanded in a conversion action by a debenture holder.  These partial liquidated damages amount to $10 per trading day, for each $1,000 of principal amount being converted, increasing to $20 per trading day after 5 trading days from when such damages begin to accrue, until the share certificates are delivered by the Company.

The Company has received notice from one of the Purchasers informing the Company that it is in default under the debentures and demanding payment of the Mandatory Prepayment Amount, together with the liquidated damages, to which it is entitled pursuant to the agreement. The Company has filed an SB-2 to register the shares of stock associated with the convertible debenture agreements and is endeavoring to have it declared effective as soon as practicable.  The Company is in discussion with its debenture holders regarding a resolution of this matter.

In connection with such financing, the Company issued, a warrant to purchase 100,000 shares of common stock at an exercise price of $3.00 to its placement agent, Westor Online and Kogan and Associates. If any investor exercises their additional investment rights and purchases additional debentures, the placement agent will be entitled to receive additional warrants to purchase up to a number of shares of common stock equal to ten percent (10%) of the exercise price paid upon exercise of the additional investment rights divided by ninety percent (90%) of the market price as of the initial closing. The Company accounted for the warrants as deferred financing costs and is amortizing the fair values thereof ($101,000) through periodic charges to interest expense using the effective method.

Convertible Debentures, Warrants and Additional Investment Rights:

The carrying values of the Company’s convertible debentures amounted to $14,251 and $75,279, at December 31, 2004 and 2005, respectively. Convertible debentures consist of face value $1,000,000 and $1,400,000, as of December 31, 2004 and 2005, respectively, non-interest bearing convertible debentures due in two traunches: $1,000,000 on October 28, 2007 and $400,000 due on January 26, 2008. The convertible debentures arose from the aforementioned financing, where the proceeds were allocated among the components of the financing arrangement, as follows:

	Traunch 1	Traunch 2
Instrument:	October 28, 2004	January 26, 2005	Total
Convertible debentures (1)	$—	$—	$—
Common stock warrants (2)	3,070,750	135,000	3,205,750
Embedded conversion feature	882,556	266,592	1,149,148
Additional investment rights	606,867	225,415	832,282
Derivative loss	(3,560,173)	(227,006)	(3,787,179)
Total gross proceeds (3)	$1,000,000	$400,000	$1,400,000

(1)     The discount to the face value of the convertible debentures that resulted from the allocation is being amortized through periodic charges to interest expense using the effective method. Amortization of the discount amounted to $14,251 and $61,028 during the years ended December 31, 2004 and 2005, respectively.

(2)     The Company issued additional warrants to purchase 333,333 share of common stock in connection with Traunch 2, which was not contemplated in the initial financing agreement. Current accounting standards require that these warrants be allocated between the debt (and recorded as deferred financing costs) and the derivative instruments (and allocated directly to derivative expense). Since the initial allocation of proceeds did not result in any initial value allocated to the debt, the fair value of these warrants was charged to derivative expense, as reflected in the table.

(3)     Direct financing costs associated with the offerings amounted to $140,959 and $62,000 for Traunch 1 and Traunch 2, respectively. Deferred financing costs are being amortized through periodic charges to interest expense using the effective method. Amortization of the deferred financing costs amounted to $2,009 and $8,071 during the years ended December 31, 2004 and 2005, respectively.

Derivative financial instruments arising from the financing are initially recorded and continuously carried at fair values. The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2004 and 2005:

(Assets) Liabilities:	2004	2005
Common stock warrants	$1,227,250	$57,250
Embedded conversion feature	464,941	632,000
Additional investment rights	423,137	537,778
Other derivative instruments (1)	762,591	229,124
	$2,877,919	$1,454,936

(1)   The fair values of certain other derivative financial instruments (warrants and convertible preferred stock) that existed at the time of the initial Debenture Financing were reclassed from stockholders’ equity to liabilities when, in connection with the Debenture Financing, the Company no longer controlled its ability to share-settle these instruments. These derivative financial instruments had a fair value of $5,835,443 on October 28, 2004, when the Company no longer controlled its ability to share-settle the instruments. Prior to December 31, 2004, the Company settled the preferred stock with the issuance of common stock. As a result, the derivative liability associated with the preferred stock was adjusted to fair value immediately before the settlement and reclassed to common equity. The remaining instruments will be reclassified to stockholders’ equity when the Company reacquires the ability to share-settle the instruments.

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are indexed at December 31, 2004 and 2005:

Shares of common stock	2004	2005
Common stock warrants	2,500,000	2,833,333
Embedded conversion feature (1)	2,039,216	18,666,666
Additional investment rights (1)	1,699,346	15,555,555
Other derivative instruments (2)	1,480,000	3,480,000
	7,718,562	40,535,556

(1)   The terms of the embedded conversion features in the debentures and additional investment rights provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. The substantial increase in the number of shares from December 31, 2004 to December 31, 2005 is indicative of a significant decline in the Company’s trading common stock prices.

(2)   During November and December 2005, the Company issued the Trinity notes payable that had detachable warrants for the purchase of 2,000,000 shares of common stock. These warrants constitute the incremental increase in other derivative instruments. Because share settlement of these warrants is not within the control of the Company, the warrants were classified as derivative financial instruments at their initial fair value. See Trinity Notes Payable, below.

Derivative income (expense) for the years ended December 31, 2004 and 2005 associated with adjustments recorded to reflect the aforementioned derivatives at fair value (in addition to the initial allocation, above) amounted to $5,130,521 and $2,246,890, respectively.

Fair value considerations for derivative financial instruments:

Freestanding derivative financial instruments, consisting of warrants that arose from the debenture financing, are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model are as follows:

	Traunch 1	Traunch 2
Instrument	Warrants	Warrants
Exercise prices	$1.44	$1.44
Initial term (years)	5.0	5.0
Volatility	84.90%	84.90%
Risk-free rate	3.34%	3.73%

Embedded derivative financial instruments, arising from the debentures and the additional investment rights, consist of multiple individual features that were embedded in the convertible debentures. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were, as attributable to each convertible debenture and additional investment right, aggregated into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

Assumptions included exercise estimates/behaviors and the following other significant estimates:

	Traunch 1	Traunch 2
Instrument	Features	Features
Conversion prices	$0.10—$0.90	$0.10—$1.08
Remaining terms (years)	1.6—4.5	1.8—4.5
Equivalent volatility	78.17%—81.53%	78.17%—81.53%
Equivalent interest-risk adjusted rate	5.18%—5.43%	5.20%—5.24%
Equivalent credit-risk adjusted yield rate	23.1%—45.7%	12.8%—14.2%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Other derivative financial instruments consist of warrants and Series A Preferred stock that were issued prior to and subsequent to the debenture financing and were reclassified from stockholders’ equity or initially accounted as liabilities, at fair values, since share-settlement was not within the Company’s control after the debenture financing. The other warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying those instruments. The preferred stock was determined by management to contain simple, non-complex conversion features and was, therefore, also valued using Black-Scholes-Merton methodology. Significant assumptions included in this model are as follows:

Instrument	Other Warrants	Preferred Stock
Exercise prices (1)	$0.14—$3.00	$1.00
Initial term (years)	5.0—8.0	5.0
Volatility	84.90%—171.12%	84.90%
Risk-free rate	3.34%—3.73%	3.34%

(1)   The weighted average exercise price of the other 3,480,000 common stock warrants is $0.61. As previously discussed, the preferred stock was converted to common stock before the close of the 2004 year end.

Trinity Notes Payable

During November and December 2005, the Company issued $300,000 face value, 11% notes payable and detachable warrants to purchase 2,000,000 shares of common stock to Trinity Financing Investments Corporation. Principal and interest on the notes are payable $150,000 in March and $150,000 in April 2006. The warrants have eight-year terms and strike prices of $0.25 for 1,000,000 shares and $0.14 for 1,000,000 shares.

The proceeds from the Trinity financing were allocated first to the warrants, based upon their fair values, with the balance of $103,100 allocated to the notes. The allocation of proceeds to the fair value to the warrants was performed because, as discussed in the previous section, share settlement is not within management’s control. Such amount was initially classified as a derivative liability. The resulting note discount is being amortized through periodic charges to interest expense using the effective method. Amortization of note discount amounted to $32,773 during the period from issuance of the notes to December 31, 2005.

The Company did not make its required debt service payments in March and April 2006. As a result of this default, the Company is required to accrue interest at a composite rate of 21%.

Other Significant Equity Transactions

During the year ended December 31, 2003, Power3 owed a stockholder for previous advances made to the Company, and had agreed to issue common stock to the stockholder to settle this outstanding obligation, thereby resulting in 300,000 shares of common stock being entered as Common Stock Subscribed in the Company’s Equity secion of its Balance Sheet.  In May, 2004, an agreement was completed with the stockholder, wherein he agreed to accept $47,188 in cash and the issuance of the subscribed 300,000 shares of common stock in full settlement of the $90,000 owed to him by the Company.  These shares were not issued as of December 31, 2003, and accordingly the par value of such shares is reflected as common stock subscribed as of December 31, 2003.  The common shares were issued in May, 2004 and the amount in Common Stock Subscribed was thereby eliminated.

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

The stock was issued to previous officers of the Company, both related parties and an outside consultant, for past compensation due.  When the compensation was originally recorded, accrued compensation was charged, with the offset to preferred stock.  The entry to record the preferred stock was made in the fourth quarter of 2003 because it was discovered as part of the 2003 audit, by the audit firm, and a decision was made by previous management, not to amend the 10-QSB for the three month period ending March 31, 2003.  The conversion terms at the date of the original issuance were 10:1.  However, subsequently the Board of Directors and the shareholders agreed to change the conversion factor to .7752:1, did a Board Resolution to that effect and the preferred stock was converted to common stock, in 2004, in accordance with the revised conversion terms.

Stock Option Plans

The Company has various stock option and warrant plans outstanding.  Options granted under the 1998 stock option plans are exercisable only after the respective vesting period, which is determined by the Company’s stock option committee. Options expire seven years from the date of grant. Under the 1999 stock option plan, options granted to employees vest ratably over three years; vesting is determined by the Company’s stock option committee for options granted to officers, directors, and consultants. Options expire ten years from the date of grant.  A total of 5,460 options remained in effect for warrants granted in 2000.  The fair value of these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for warrants granted in 2000:  risk-free interest rate of 6.03%;dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of $.34; and a weighted-average expected life of the options of 2.7 years.

In March 2003, the Company’s board of directors approved a 2003 Stock Compensation Plan, which provided for the granting of common stock, options and/or warrants to officers, directors and employees as well as consultants and attorneys who provide services to the Company. On September 25, 2003, the Company filed a Post-Effective Amendment No. 1, to it’s previously filed Form S-8 Registration Statement for the 2003 Stock Compensation Plan, to deregister the 2003 Stock Compensation Plan as well as the 8,000,000 shares of Power3’s common stock previously registered in the previous S-8 filed.  The Company stated therein that all such securities were unissued and remain available for issuance.  In addition, the 8,000,000 warrants issued by Power3, under this Plan, in March, 2003, were cancelled by mutual consent of Power3 and the persons to whom the warrants had been issued.  Therefore no valid options or shares were issued or remain outstanding under this 2003 Stock Compensation Plan.

In January 2004, the Company’s Board of Directors approved the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant, and Stock Award Plan (the 2004 Plan).  Pursuant to the 2004 Plan, initially 10,000,000 shares of common stock, warrants, options, preferred stock or any combination thereof may be optioned.  After the grant of any option, warrant or share of preferred stock, the number of shares that may be optioned under the 2004 Plan will be increased.  The number of shares of such increase shall be an amount such that immediately following such increase, the total number of shares issuable under this plan and reserved for issuance upon exercise of options, warrants, or conversion of shares of preferred stock will equal 15% of the total number of issued and outstanding shares of the Company’s common stock.  The Company has issued 38,926,466 shares of common stock and 580,000 warrants under the 2004 Plan.  Based upon the automatic increase provisions above, the number of shares available for issue under the Plan is 9,929,269, based upon 15% of the outstanding shares as of December 31, 2005.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for all of its options and warrants (the “Warrants”)  under the fair value method of that Statement. The fair value for the Warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for Warrants granted in 2000: risk-free interest rate of 6.03%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of .34; and a weighted-average expected life of the options of 2.7 years. The following assumptions were used for Warrants granted in 2004: Risk-free interest rate of 5.0%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 1.86 and a weighted-average expected life of the options of -0- years (as all were immediately vested). The following assumptions were used for Warrants granted in 2005:  Risk-free interest rate of 5.5%; dividend yield of 0%, volatility factor of the expected market price of the Company’s common stock of 1.86 and a weighted-average expected life of the 2005 options for 7 years.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded Warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s Warrants have characteristics significantly different from those of traded Warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

All of the Company’s warrants were recorded at their fair values; accordingly stock based compensation actually recorded and stock based compensation that would be recorded using a fair value based method are identical.  For purposes of pro forma disclosures, the estimated fair value of the options is charged to expense over the options’ vesting period.

The Company’s pro forma information for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Net Loss:
As reported	$(13,512,696)	$(17,471,463)
Stock based employee compensation expense
Determined under fair value based methods, net of tax
Option Expense	$(360,000)	$(626,100)

Pro forma net loss	$(13,872,696)	$(18,097,563)

Loss per share, basic and diluted:
As reported	$(0.21)	$(0.42)
Pro forma	$(0.23)	$(0.44)

A summary of the Company’s warrant activity and related information for the years ended December 31, 2005 and 2004 is as follows:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding at beginning of year	3,086,360	1.46	6,360	12.50

Cancelled	—	—	—	—

Granted	2,333,333.32		3,080,000	1.44

Exercised	—	—	—	—

Outstanding at end of year	5,419,693.97		3,086,360	1.46

Exercisable at the end of the year	5,419,693.97		3,086,360	1.46

The following table summarizes information about the Company’s Warrants outstanding at December 31, 2005:

			Weighted
		Weighted Average	Average
Exercise	Number	Remaining Contractual	Exercise
Price	Outstanding	Life (in years)	Price
$.14	1,000,000	8.0	$.14
$.25	1,000,000	7.0	$.25
$.98	300,000	2.0	$.98
$1.00	100,000	1.5	$1.00
$1.08	333,333	2.0	$1.08
$1.43	50,000	1.8	$1.43
$1.44	2,500,000	1.9	$1.44
$2.77	30,000	2.0	$2.77
$3.00	100,000	1.9	$3.00
$6.50	5,460	5.0	$6.50
$50.00	900	2.0	$50.00

	5,419,693		$.97

Note  6.  RECENT PRONOUNCEMENTS

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

FIN- 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45 “Guarantor’s Accounting and Disclosure

Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by us. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 has no impact on the Company’s financial statements

Note 7. SUBSEQUENT EVENTS

Events that have occurred since December 31, 2005 include the following:

On March 1, 2006, Power3 Medical Products, Inc. (“the Company” or “Power3”) executed a promissory note in the principal amount of $80,000 payable to Steven B. Rash, CEO of Power3 (“the Payee”.)  Under the terms of the note, the principal amount of Eighty thousand dollars ($80,000.00), the (“Principal”) shall be due and payable on or before September 1, 2006 (the “Maturity Date”). Should the Principal not be repaid as of September 1, 2006, interest of 6% per year on any unpaid Principal amount will be earned by the Payee until such time as all of the Principal amount is repaid. This Note may be repaid at any time prior to September 1, 2006, without interest or penalty.

On March 1, 2006, Power3 Medical Products, Inc. executed a promissory note in the principal amount of $50,000 payable to Dr. Ira L. Goldknopf, the Chief Scientific Officer of Power3 (“the Payee”). Under the terms of the note, the principal amount of Fifty thousand dollars ($50,000), “the Principal”) shall be due and payable on or before September 1, 2006 (the “Maturity Date”). Should the Principal not be repaid as of September 1, 2006, interest of 6% per year on any unpaid Principal amount will be earned by the Payee until such time as all of the Principal amount is repaid. This Note may be repaid at any time prior to September 1, 2006, without interest or penalty.

On January 5, 2006, Power3 Medical Products, Inc. executed an Agreement with Glocap Advisors LLC (“Glocap”) wherein the Company engaged Glocap to act as financial advisors and provide the Company with financial advice and strategic consulting services. The Company agreed to provide Glocap with a Retainer equal to $30,000 in free-trading common stock of the Company upon the signing of the engagement letter. In confirmation of this agreement, the Company issued 2226,415 shares of common stock to Glocap, as S-8 shares issued under its 2004 Stock Compensation Plan. In addition, the Company agreed to compensate Glocap Advisors with a cash success fee based on capital input secured by Glocap based upon an agreed-upon formula, but completely dependent on success and not payable to Glocap unless capital is actually invested in the Company by an outside investor sourced by Glocap.

On January 3, 2006, Power3 Medical Products, Inc. executed an Agreement with Stonemill Consulting Company (“Stonemill”) wherein the Company engaged Stonemill to find and bring in investor capital from a third party investor. The Company agreed to provide Stonemill with 50,000 shares of common stock of Power3, together with warrants to purchase up to 500,000 shares of the Company’s common stock with an exercise price of $0.18 per share. The warrants will be exercisable for a period of five years from January 3, 2006. The Company issued 50,000 shares of common stock to Stonemill as S-8 stock issued under its 2004 Stock Compensation Plan.

On February 9, 2006, Power3 Medical Products, Inc. executed an Agreement with The Kaminer Group wherein the Company engaged The Kaminer Group to create and implement programs designed to generate awareness, credibility, media coverage and interest from strategic partners and investors. The Agreement covers a 12-month period commencing January 1, 2006 through December 31, 2006 and may be terminated by either rparty by a one-month written notice to terminate. As compensation for the above-described services, the Company agreed to a monthly retainer fee of $3,000 in cash. In addition the Kaminer Group will receive the equivalent of $2,000 in options per month to purchase Power3 common shares at the average daily closing market price for share during the previous month. In addition, Power3 will be billed for expenses incurred on its behalf at the close of each month during the Agreement.

On February 17 ,2006, Power3 received notice from UT MD Anderson Cancer Center confirming that the License Agreements between Power3 and UT MD Anderson Cancer Center were terminated under Section 13.3 of the License Agreement for breach of certain payment obligations as outlined in the License Agreement. The letter further described maintenance fees, license documentation fees and patent costs due to UT MD Anderson in the amounts of $46,945.62, prior to the termination date. In addition, the letter stated that Power3 was obligated to grant UT MD Anderson a nonexclusive royalty-bearing license to improvements made by Power3 and asked the Company to immediately disclose those improvements so that UT MD Anderson could consider whether it wished to license them.

Item 8.  CHANGES IN ACCOUNTANTS AND FINANCIAL DISCLOSURE

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

Item 8a.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation and for the reasons set forth below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2005, the end of the period covered by this annual report.

As reported in the Company’s Quarterly Reports on Form 10-QSB for the quarterly periods ended September 30, 2004 and March 31, 2005, the Company identified certain deficiencies which caused management to conclude that the Company’s disclosure controls were ineffective as of September 30, 2004. The Company has undertaken steps and implemented actions as disclosed in its previous Form 10-QSB’s in an effort to resolve these deficiencies. While the actions identified in the previously filed Form 10-QSB’s and the actions identified below have addressed many of these deficiencies, the Company continued to have deficiencies with respect to its disclosure controls and procedures at December 31, 2005 including the following:

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

In addition, during the past year, Power3 faced staffing issues relative to its cash flow situation. The Company has retained outside consultants, on an interim basis, to provide accounting and legal expertise directed toward improving its reporting and control procedures. The Company has implemented additional controls over its daily operations and has drafted various Internal Controls memoranda.

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

During 2005, the Company changed its auditing firm and implemented additional internal controls over documents and accounting that are designed to improve its reporting. Further, in mid-summer of 2005, Power3 changed its auditing firm to further improve its financial reporting.

Other than the changes described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8b.  Other Information

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION (16a) OF THE EXCHANGE ACT

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

Name	Position Held with the Company	Age	Date First Elected or Appointed

Steven B. Rash	Chief Executive Officer and Director	58	May 18, 2004
Ira L. Goldknopf	Chief Scientific Officer and Director	60	May 18, 2004
Brian R. Folsom	Director of Laboratory Operations	49	July 12, 2004
John P. Burton	Chief Financial Officer	60	June 3, 2005

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

On June 3, 2005, John P. Burton was named Chief Accounting Officer and Controller of the Company. On September 15, 2005, the Company executed an Employment Agreement with Mr. Burton, effective September 1, 2005. The Employment Agreement named Mr. Burton as Chief Financial Officer of the Company and granted Mr. Burton 140,000 shares of restricted common stock. Prior to joining the Company, Mr. Burton was employed at Affiniscape, Inc. where he served as Chief Financial Officer from December, 2003 until August, 2004. From December, 1999 to March, 2003, he was employed at Bob Johnson & Associates, Inc. as Controller. Mr. Burton has a BBA and MBA from The University of Texas at Austin.

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

Item 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the three fiscal years ended December 31, 2005, of our Chief Executive Officer and our other executive officers:

Summary Compensation Table

					Long Term Compensation
					Awards
		Annual Compensation(1)			Restricted Stock		Securities Underlying	All Other
Name and Principal Position	Year	Salary		Bonus	Award(s)(2)		Options/SARs	Compensation
		($)		($)	($)		(#)
Steven B. Rash, Chairman of the Board and Chief Executive Officer(3)	2005	248,426		0	0		0	0
	2004	190,623		0	11,925,000	(4)		0

Ira L. Goldknopf, Chief Scientific Officer(6)	2005	78,948		0	0		0	0
	2004	96,214			11,925,000	(7)	0	0

John P. Burton, Chief Financial Officer	2005	57,138		0	42,000		0	0

Michael J. Rosinski, Chief Financial Officer(8)	2004	60,000		0	483,000	(8)	0	0
					(483,000	)(9)

Timothy S. Novak, Former Chairman of the Board and Chief Executive Officer (10)	2004	13,706		0	0		0	0
	2003	157,500	(11)	0	0		0	0
	2002	139,000		0	0		0	0

R. Paul Gray, Former Chief Financial Officer, Secretary and Treasurer(10)	2004	4,960		0	0		0	0
	2003	157,500	(11)	0	0		0	0
	2002	87,500		0	0		0	0

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

(10)                            Timothy S. Novak and R. Paul Gray each resigned from their respective positions with Power3 Medical at the time of the Company’s acquisition of the assets of Advanced Bio/Chem in May 2004. Messrs. Novak and Gray continue to be the president, and secretary/treasurer, respectively, of Tenthgate.

(11)                            On March 31, 2003, each of Messrs. Novak and Gray were issued 1,330,000 shares of Series A Preferred Stock in consideration of accrued and unpaid salary. At the time of such issuance, the Series A Preferred Stock issued to each had a value of $100,000 which is reflected in the salary figure for 2003.

Director Compensation

Mr. Rash and Dr. Goldknopf are the Company’s directors at this time. Except for the compensation to which each is entitled pursuant to the terms of their respective employment agreements, neither Mr. Rash nor Dr. Goldknopf receive any further compensation for service as directors. The Company has no formal plan for compensating outside directors at this time. However, at such time as the Company has outside directors, the Company expects to compensate its outside directors and to reimburse them for reasonable travel and other out-of-pocket expenses incurred in connection with the attendance at meetings.

Option Grants in Last Fiscal Year

No options were granted to the above named officers in 2004 or 2005.

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

The Company entered into an employment agreement with Mr. Burton. The employment agreement is effective as of September 1, 2005 and has an initial term of three years, subject to each party’s termination rights. The agreement provides for a base salary of $100,000 per year and the opportunity to receive cash bonuses based on performance upon the discretion of the Company’s board of directors. The agreement also includes participation in employee benefit plans offered by the Company to its employees, as well as a grant of 140,000 shares of restricted common stock. The agreement contains a covenant not to compete with the Company during the period of employment and for a period of two (2) years following the termination or expiration of his employment. The employment agreement also contains a non-disclosure and non-use of proprietary information clause and a non-interference clause covering the period of employment and for a period of five (5) years thereafter. Either party may terminate Mr. Burton’s employment under the contract, either with or without cause upon giving the other party at least thirty days notice. If the Company terminates Mr. Burton’s employment at any time during the initial term without cause, Mr. Burton will be entitled to receive compensation provided under the agreement for the remaining initial term of employment. In addition, in the event of a change in control as defined in the agreement, the Company will waive, in whole or in part, any and all remaining restrictions on the restricted shares of common stock granted to Mr. Burton.

On June 3, 2005, Mr. Rosinski, then Chief Financial Officer of the Company, resigned and terminated his employment at the Company as of that date. In accordance with his resignation, the employment agreement with Mr. Rosinski terminated, on June 3, 2005, and the stock grant of 140,000 shares of Restricted Stock to Mr. Rosinski is terminated. Mr. Rosinski has returned his stock shares in accordance with this forfeiture.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder’s Matters

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2005, the most recent practicable date, regarding beneficial ownership of the Company’s common stock by the following persons:  (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers named in the executive compensation table; and (iv) all of the Company’s directors and executive officers as a group. There has been no change to any of the amounts reported in the table below, as of the date of filing this report.

Unless otherwise indicated below, to the Company’s knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of common stock subject to options or warrants exercisable within 60 days of December 31, 2005, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares of Common Stock	Percent of Class
Industrial Enterprises of America, Inc. (formerly known as Advanced Bio/Chem, Inc.) 770 South Post Oak Lane, Suite 330 Houston, Texas 77056	14,346,549	21.68%
Steven B. Rash 3400 Research Forest Dr., Suite B2-3 The Woodlands, Texas 77381	9,039,647	13.66%
Trinity Financing Investments 300 East 55th St Apt 14D New York, NY 10022	5,000,000	7.56%
Ira L. Goldknopf 3400 Research Forest Dr., Suite B2-3 The Woodlands, Texas 77381	4,946,549	7.48%
John P. Burton 3400 Research Forest Dr., Suite B2-3 The Woodlands, Texas 77381	140,000	*
All current directors and executive officers as a group (3 persons)	14,126,196	21.34%

*Indicates less than one percent.

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

Employee Stock Option Plans

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans enacted by management and approved by the Board of Directors, but not submitted for a vote or approved by all holders of the Company’s securities	580,000	$1.44	9,929,268

Total	580,000	$1.44	9,929,268

The 9,929,268 securities that remain available for future issuance under equity compensation plans arise from the Company’s 2004 Directors, Officers and Consultants Stock Option, Stock Warrant, and Stock Award Plan (“2004 Plan”). The Company has issued 38,926,466 shares of common stock under the 2004 Plan. The 2004 Plan initially authorized the issuance of 10,000,000 shares of the Company’s common stock pursuant to the Plan; however, the number of shares available under the 2004 Plan shall increase so that immediately following any grant of securities under the 2004 Plan, the total number of shares issuable under the 2004 Plan and reserved for issuance upon exercise of options, warrants, or conversion of shares of preferred stock will equal 15% of the total number of the Company’s issued and outstanding shares of common stock.

In March 2003, the Company’s board of directors approved a 2003 Stock Compensation Plan, which provided for the granting of common stock, options and/or warrants to officers, directors and employees as well as consultants and attorneys who provide services to the Company. Later, on September 25, 2003, the Company issued a Post-Effective Amendment No. 1 to its Form S-8 Registration Statement previously filed on April 18, 2003 and previously issued for this 2003 Stock Compensation Plan. This amendment deregistered the 2003 Stock Compensation Plan, the 8,000,000 shares of Power3’s common stock previously registered under this Plan and any shares of stock or warrants contemplated to be issued within this Plan.

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

During the latter half of 2005, the Chief Scientific Officer advanced the Company $159,231 as short-term Officer Advances in order to enable the Company to meet certain payment obligations. These advances were in the form of 180 day notes and bear interest at a rate of 6% per annum until the outstanding balance is paid in full. None of these short-term Officer Advances were due as of December 31, 2005.

On December 14, 2005, the Company received an Officer Advance in the amount of $50,000 from the Chief Scientific Officer. This Note is due on June 15, 2006, and bears interest at a rate of 6% per annum until paid.

Item 13. Exhibits

(a)          Exhibits

Exhibit No.	INDEX
2.1

Asset Purchase Agreement dated as of May 11, 2004 by and among Power 3 Medical Products, Inc., Advanced Bio/Chem, Inc. d/b/a ProteEx, Steven B. Rash and Ira Goldknopf (incorporated by reference to Exhibit 2.1 to the Company’s Registration State on Form SB-2 (File No. 333-122227).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.5 to the Company’s Form 10-SB filed on September 28, 1998).
3.2	Certificate of Merger (incorporated by reference to Exhibit 2.7 to the Company’s Form 10-SB filed on September 28, 1998).
3.3	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 2.9 to the Company’s Form 10-SB filed on September 28, 1998).
3.4	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.(I).10 to the Company’s Form S-3 filed on March 2, 2000).
3.5	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 5, 2004).
3.6	Bylaws (incorporated by reference to Exhibit 2.10 to the Company’s Form 10-SB filed on September 28, 1998).
4.1	Form of Convertible Debenture Due October 28, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 3, 2004).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 3, 2004).
4.3	Form of Additional Investment Right (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 3, 2004).
10.1	Form 10-QSB for quarter ended June 30, 2005 as filed on August 22, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10QSB filed November 11, 2005).
10.2	Form 8-K/A, as filed on August 29, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10QSB filed November 11, 2005).
10.3	Form 10-QSB/A for quarter ended June 30, 2004 as filed on September 9, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10QSB filed November 11, 2005).
10.4	Form 10-QSB/A for quarter ended September 30, 2004 as filed on September 9, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10QSB filed November 11, 2005).
10.5	Form 10-QSB/A for quarter ended March 31, 2004 as filed on September 9, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10QSB filed November 11, 2005).
10.6	Form 10-KSB for year ended December 31, 2004 as filed on September 9, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10QSB filed November 11, 2005).
10.7	Amendment #1 to Sb-2 filed October 6, 2005 as filed on October 6, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10QSB filed November 11, 2005).
10.8(3)	Amended and Restated Employment Agreement for Steven B. Rash (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2005).
10.9(3)	Amended and Restated Employment Agreement for Ira L. Goldknopf, Ph.D. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2005).
10.10(3)	Amended and Restated Employment Agreement for Michael J. Rosinski (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 5, 2005).
10.11(3)	Employment Agreement for John P. Burton (incorporated by reference to Exhibit 10.1 to the

Exhibit No.	INDEX
Company’s Form 8-K filed September 21, 2005).
10.12(4)

Exclusive License Agreement dated effective as of June 28, 2004 by and between Baylor College of Medicine and Power3 Medical Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004).

10.13(1),(4)	Research Agreement signed August 17, 2004 by and between Baylor College of Medicine and Power3 Medical Products, Inc.
10.14(4)

Patent and Technology License Agreement dated August 1, 2004 by and between The Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center, and Power3 Medical Products, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004).

10.15(4)

Patent and Technology License Agreement dated September 1, 2003 by and between The Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center, and Advanced Bio/Chem, Inc. (d/b/a ProteEx) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004).

10.16

Securities Purchase Agreement dated as of October 28, 2004, among the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2004).

10.17

Amendment to Securities Purchase Agreement dated January 19, 2005 among the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form SB2 (File No.333-122227)).

10.18

Registration Rights Agreement dated as of October 28, 2004, among the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 3, 2004).

10.19	Power3’s Registration Statement (incorporated by reference to the SB-2 (File No. 122227) as filed on January 21, 2005.
10.20(3)	2003 Stock Compensation Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed April 18, 2003).
10.21 (3)

2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed January 20, 2004).

10.22(3)

Collaborative Research Agreement, dated March 21, 2005, by and between New Horizons Diagnostics and Power3 (incorporated by reference to Exhibit 16.1 of the Company’s Registration Statement on Form 10KSB filed September 9, 2005).

10.23(3)

Collaborative Research and Licensing Agreement, dated May 17, 2005, by and between BioSite Incorporated and Power3 for collaborative research and worldwide licensing to BioSite Incorporated. (incorporated by reference to Exhibit 16.1 of the Company’s Registration Statement on Form 10KSB filed September 9, 2005).

10.24	Research Agreement, dated October 13, 2005, between Power3 and Pfizer, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed October 19, 2005).
10.25	Promissory Note executed by Power3 and Cordillera Fund LP in the amount of $251,000, dated April 5, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10QSB filed August 22, 2005).
10.26(1)	Promissory Note executed by Power3 and Michael J. Rosinski in the amount of $35,000
10.27	Promissory Note, dated May 31, 2005, executed by Power3 and Steven B. Rash in the amount of $55,000 (incorporated by reference to Exhibit 26.4 to the Company’s Form SB2/A filed on October 6, 2005).
10.28	Promissory Note, dated June 3, 2005, executed by Power3 and Dr. Ira Goldknopf in the amount

Exhibit No.	INDEX
of $50,000 (incorporated by reference to Exhibit 26.5 to the Company’s Form SB2/A filed on October 6, 2005).
10.29

Promissory Note, dated June 13, 2005, executed June 17, 2005 between Power3 and John Fife in the amount of $396,500 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed on June 22, 2005).

10.30

Promissory Note (Amended version), dated August 29, 2005, executed by Power3 and John Fife in the amended amount of $446,500 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed on September 9, 2005).

10.31

Promissory Note executed by Power3 and Cordillera Fund LP in the amount of $200,000, dated September 5, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8K filed on September 9, 2005).

10.32	Promissory Note, dated October 17, 2005, between Power3 and Dr. Ira Goldknopf in the amount of $39,231 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8K filed October 19, 2005).
10.33	Promissory Note, dated September 6, 2005, between Power3 and Dr. Ira Goldknopf in the amount of $80,000 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8K filed September 9, 2005).
10.34	Promissory Noted dated November 3, 2005 between Power3 and Trinity financing in the amount of $150,000 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed on November 8, 2005).
10.35(1)	Promissory Note, dated November 23, 2005, between Power3 and Dr. Ira Goldknopf in the amount of $52,000.
10.36	Promissory Note executed on December 12, 2005 between Power3 and Trinity Financing (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed December 12, 2005)
10.37(1)	Promissory Note, dated December 14, 2005, between Power3 and Dr. Ira Goldknopf in the amount of $50,000.
14.1	Code of Ethics for Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer (incorporated by reference to Exhibit 14.1 to the Company’s Form 10KSB filed September 9, 2005) .
16.1	Letter re: change in certifying accountant (incorporated by reference to Exhibit 16.1 of the Company’s Registration Statement on Form 10KSB filed September 9, 2005).
16.2	Letter from Kingery & Crouse P.A. regarding agreement with 8K statements (incorporated by reference to Exhibit 16.1 of the Company’s Registration Statement on Form 18K filed August 2, 2005).
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Form 10KSB filed September 9, 2005).
31.1(2)	Certification of Power 3 Medical Products, Inc. Chief Executive Officer, Steven B. Rash, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(2)	Certification of Power 3 Medical Products, Inc. Chief Accounting Officer, John P. Burton, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification of Power 3 Medical Products, Inc. Chief Executive Officer, Steven B. Rash, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification of Power 3 Medical Products, Inc. Chief Accounting Officer, John P. Burton, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated April 18, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8K filed April 18, 2005).
99.2	Press Release dated April 27, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8K filed April 29, 2005).

(1)	Filed herewith
(2)	Furnished herewith
(3)	Management contract or compensatory plan or arrangement
(4)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate amount of fees billed by the Company’s independent accountants for the year ended December 31, 2005 and the year ended December 31, 2004:

	2004	2004
Audit Fees:	$101,743	$55,747
Audit Related Fees:	$46,163	—
Tax Fees:	$5,081	—
All Other Fees:	$3,925	—

Total Fees:	$156,912	$55,747

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

Power3 Medical Products, Inc.

	By:	/s/ Steven B. Rash
	Name:	Steven B. Rash
	Title:	Chairman and Chief Executive Officer

Date: April 17, 2006		(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Rash	Chairman and Chief Executive Officer	April 17, 2006
Steven B. Rash	(Principal Executive Officer)

/s/ Ira L. Goldknopf	Chief Scientific Officer and Director	April 17, 2006
Ira L. Goldknopf, Ph.D.

/s/ John P. Burton	Chief Financial Officer	April 17, 2006
John P. Burton	(Principal Financial and Accounting Officer)