Form 10KSB/A
period 2005-12-31
POWER 3 MEDICAL PRODUCTS INC
filed 2006-04-28
CIK 1063530

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

The number of shares outstanding of the registrant’s common stock, par value .001 per share, as of March 31, 2006 was 69,600,348 shares.

Documents incorporated by reference:  None.

EXPLANATORY NOTE

THIS AMENDMENT NO. 1 ON FORM 10-KSB (THIS AMENDMENT) AMENDS THE REGISTRANT’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005, ORIGINALLY FILED ON APRIL 17, 2006 (THE ORIGINAL FILING.)  THE REGISTRANT HEREBY AMENDS AND CORRECTS VARIOUS TYPOGRAPHICAL ERRORS IN THE ORIGINAL FILING, CLARIFIES ITS RESTATEMENT OF FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2004 AND PROVIDES ADDITIONAL INFORMATION IN CERTAIN MINOR AREAS OF THE TEXT IN OUR ORIGINAL FILING.

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

Purchase of a Set of Assets and Assumption of a Set of Liabilities from Advanced Bio/Chem, Inc.

On May 18, 2004, Power3 purchased substantially all the assets of Advanced Bio/Chem, doing business as ProteEx. Since the May 18, 2004 transaction, Advanced Bio/Chem has changed its name to Industrial Enterprises of America, Inc. In this transaction, Power3 purchased substantially all the assets and intellectual properties of Advanced Bio/Chem and assumed certain liabilities in exchange for the issuance of 15,000,000 shares of its common stock pursuant to an Asset Purchase Agreement of even date therewith. For financial statement purposes, the transaction has been accounted for as a purchase transaction. Unless otherwise stated in this report, all financial information presented in this report is for Power3 Medical Products, Inc., in accordance with Regulation S-B for reporting the purchase of a set of assets and liabilities not constituting a change in control of Advanced BioChem or a merger or acquisition of Advanced BioChem into Power3 Medical Products, Inc.

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

On May 24, 2005, the Company entered into a Collaboration Agreement with BioSite Incorporated. The Agreement provides that the Company and Biosite will engage in a collaborative research program in which Biosite will attempt to develop antibodies and diagnostic assays for selected target biomolecules proposed by the Company. The Company and Biosite will then assess the diagnostic and therapeutic potential of these antibodies and diagnostic assays for breast cancer and neurological diseases. If the antibodies and diagnostic assays are found to have diagnostic and/or therapeutic potential, Biosite will develop and commercialize Biosite Products for the detection and/or treatment of breast cancer and/or neurological diseases. Biosite will make milestone payments to the Company, as well as pay royalties on the sale of any Biosite Products containing antibodies to any selected target biomolecule claimed in a patent application or an issued patent.

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

Scientific Publications and Presentations

In February, 2006, the Company published two peer reviewed scientific articles. Establishing the scientific basis of their NuroPro™ neurodegenerative disease biomarkers and tests is an invited review entitled “2D gel blood serum biomarkers reveal differential clinical proteomics of the neurodegenerative diseases” by Essam A. Sheta, Stanley H. Appel and Ira L. Goldknopf, Expert Review of Proteomics 3, 45-62 (2006). And the second scientific article ”Complement C3c and related protein biomarkers in amyotrophic lateral sclerosis and Parkinson’s disease”, by Ira L. Goldknopf, et al. Biochemical and Biophysica Research Communications 342, 1034-1039 (2006), details a breakthrough discovery of differences in a key protein that drives neurodegeneration between Parkinson’s disease and ALS.

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

The Company does store and handle certain organic wastes and human tissue samples in its laboratory operations. The cost of complying with environmental laws which govern our research and development laboratory operations, during 2005, was $1,155.

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

The Company has had significant losses during 2004 and 2005. The Company anticipates that it will continue to incur substantial operating losses in future years as it progresses in its research and development activities as well as the commercializing of its technologies. The Company does not expect to produce revenues from operations in the near term and expects that its revenues will be limited to research grants, collaboration agreements, and other strategic alliances which the Company is able to obtain. The Company has an immediate need for capital to continue its current operations. Assuming the Company successfully closes the final stage of its private placement, the Company anticipates that it will need to raise additional capital prior to May, 2006, to meet its operating costs. At December 31, 2005, the Company had an accumulated Stockholder’s equity of $9,182,565. The following discussion should be read in conjunction with the Company’s audited financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004, including the notes to those financial statements. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. See “Item 1. Description of Business – Risk Factors” for additional discussion of these factors and risks.

Results of Operations

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004

Revenues from operations for the year ended December 31, 2005 were $-0- compared to $15,491 for the prior year, resulting in a decrease of $15,491.

Cost of Goods Sold for the year ended December 31, 2005 were $-0-, compared to $5,174 for the prior year, resulting in a decrease of $5,174.

Operating expenses were $15,027,193 for 2005 as compared to a restated Operating Expenses figure of 19,671,709, a decrease of $4,644,516. The decrease in operating expenses was primarily due to a $9,039,014 reduction in professional and consulting fees in 2005, compared to 2004, offset by a $3,973,375 increase in stock-based compensation due to amortizing 12 full months of stock compensation compared to only 7 months in 2004..

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

Interest expense amounted to $505,647 and $23,489 for the years ended December 31, 2005 and 2004, respectively. Interest expense increased due to (i) increases in our average borrowings and (ii) amortizations associated with our discounted debt and deferred financing costs.

The above matters result in net loss decreasing from ($13,512,696) in 2005 as compared to a restated loss of ($17,471,463) in 2004.

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

Net cash in from operating activities was ($1,984,464) for the year ended December 31, 2005, compared to ($924,632) for the year ended December 31, 2004. The decrease in net cash from operating activities during 2004 was primarily due to an adjustment to stock-based compensation expense from cancellation of previously-issued stock to employees.

Net cash used in investing activities during 2005 was ($89,246) as compared to ($226,473) in 2004. Net cash provided by financing activities approximated $1,916,808 for the year ended December 31, 2005, as compared to $1,308,888 for the year ended December 31, 2004. The increase in net cash provided by financing activities is primarily due to net proceeds received from the closing of the Company’s 2nd tranche of convertible debentures in January, 2005 and borrowings made by the Company during 2005 as Notes Payable. In addition, cash proceeds from the sales of stock decreased from $449,817 for the year ended December 31, 2004 to $198,000 for the year ended December 31, 2005.

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

Recent Financing

The Company entered into a securities purchase agreement, dated as of October 28, 2004, with certain investors. Pursuant to the securities purchase agreement, the investors agreed to purchase from the Company convertible debentures due three (3) years from the date of issuance in the aggregate principal amount of $3,000,000. Effective January 26, 2005, the Company entered into an amendment to the securities purchase agreement with a sub-group of the original investors. This sub-group invested a 2nd tranche of monies, as part of their original commitment. The securities purchase agreement, as amended, also provides for the issuance to the investors of warrants to purchase shares of the Company’s common stock and additional investment rights to purchase additional convertible debentures. In connection with the securities purchase agreement, the Company entered into a registration rights agreement which requires the Company to file a registration statement registering on behalf of the investors the resale of the shares of common stock issuable upon conversion of the debentures and the exercise of the warrants. The Company will also file a registration statement registering on behalf of the investors the resale of shares of common stock issuable upon conversion of the debentures issued upon exercise of the additional investment rights previously issued by the Company.

Effective October 28, 2004, the Company issued and sold to the investors the first $1,000,000 in aggregate principal amount of such debentures at the initial closing under the securities purchase agreement.

Pursuant to the securities purchase agreement, as amended, effective January 26, 2005 the Company issued and sold, as a 2nd tranche of investment, to certain investors $400,000 aggregate principal amount of convertible debentures. Subject to the Company’s satisfaction of the conditions set forth in the securities purchase agreement (which includes the effectiveness of the registration statement) the investors are required to purchase the remaining $1,600,000 in aggregate principal amount of such debentures at the final closing, which is to occur on or before the fifth trading day after the effective date of the registration statement.

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

As noted in “Liquidity and Capital Resources” above, the Company entered into a securities purchase agreement and an amendment to the securities purchase agreement pursuant to which certain investors agreed to purchase convertible debentures in the aggregate principal amount of $3,000,000. The securities purchase agreement, as amended, also provides for the issuance of warrants to purchase shares of the Company’s common stock and additional investment rights to purchase additional convertible debentures. On the initial closing under the securities purchase agreement, which occurred effective as of October 28, 2004, the investors purchased the first $1,000,000 in aggregate principal amount of the convertible debentures of which the Company received approximately $860,000 after payment of fees and expenses. Pursuant to the securities purchase agreement, as amended, a sub-group of the original investors purchased an additional $400,000 aggregate principal amount of convertible debentures on January 26, 2005 as a second tranche of the total investment. Subject to the Company’s satisfaction of the conditions set forth in the securities purchase agreement (which includes the effectiveness of the registration statement), the investors previously agreed to purchase the remaining $1,600,000 in aggregate principal amount of such convertible debentures on or before the fifth trading day after the effective date of the registration statement. Assuming the completion of the remaining closing and sale and issuance of the remaining $1,600,000 in aggregate principal amount of the convertible debentures, the Company estimates that, after repayment of the bridge note of $446,500, the bridge note of $251,500 and the bridge note of $200,000, immediately following the sale and issuance of such debentures, the Company will have adequate cash to allow it to meet its funding requirements through the third quarter of 2006. In the event the sale and issuance of such debentures occurs and the investors exercise their warrants and additional investment rights, the Company anticipates it will have adequate cash to meet its funding requirements through the first quarter of 2007.

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

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company will be required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123, effective for the first reporting period during which the Company has such compensation. The Company has not yet determined the impact that FAS 123 (R) will have on its financial statements; however, it does not believe the impact of adopting this Statement is material to this report as there are no unvested options and warrants at December 31, 2004 or December 31, 2005.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and is primarily involved in research and development and capital raising activities. There is no assurance that research activities that the Company is involved in will generate sufficient funds that will be available for operations. The Company’s limited revenue history, its dependence on a narrow customer base and limited funding raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 6 to the financial statements, the Company is the defendant in certain lawsuits and is involved in a dispute with Advanced Biochem. The Company believes these claims are without merit and intends to resolve them in the best interest of the Company. Accordingly no provision for any liabilities related to the matters has been accrued. However, due to the uncertainties with these legal issues, it is at least reasonably possible that adverse results will occur, although any such amount cannot be estimated.

John A. Braden & Company, PC

Houston, Texas

April 14, 2006

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

	2005	2004
		(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,399	$158,301
Accounts receivable		2,350
Prepaid expenses and other current assets	21,092	4,352
Total current assets	22,491	165,003

OTHER ASSETS
Goodwill	13,371,776	13,371,776
Deferred finance costs, net	290,027	239,682
Intangible assets, net	179,786	96,424
Furniture, fixtures and equipment, net	70,750	85,025
Deposits	25,900	25,900

TOTAL ASSETS	$13,960,730	$13,983,810

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,003,331	$609,867
Notes payable—in default	1,285,739	20,000
Convertible debentures—in default	75,279	14,251
Other current liabilities	916,857	112,480
Derivative liabilities	1,454,936	2,877,919
Total current liabilities	4,736,142	3,634,517

STOCKHOLDERS’ EQUITY
Common Stock-$0.001 par value:150,000,000 shares authorized; 65,215,121 shares issued and outstanding	65,215	65,345
Additional paid-in capital	57,773,506	58,884,351
Deferred compensation	(4,802,621)	(18,301,588)
Loss accumulated before entering development stage	(11,681,500)	(11,681,500)
Loss accumulated during the development stage	(32,130,011)	(18,617,315)
Total stockholders’ equity	9,224,588	10,349,293

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,960,730	$13,983,810

See accompanying notes to the financial statements.

STATEMENT OF OPERATIONS

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004 (RESTATED)

	2005	2004	Period from May 18, 2004 December 31, 2005
		(Restated)
REVENUES:

Sales		11,491
Other revenue		4,000	4,000
Total revenue		15,491	4,000

COST OF GOODS SOLD:
Production costs		5,174

Total cost of goods sold		5,174

GROSS PROFIT		10,317	4,000

OPERATING EXPENSES:
Stock based compensation	12,188,616	8,215,241	20,403,857
Employee compensation and benefits	1,273,377	938,195	2,056,859
Professional and consulting fees	593,632	9,629,546	8,055,312
Occupancy and equipment	130,401	49,895	187,073
Travel and entertainment	89,490	72,375	155,624
Other selling, general and administrative expenses	751,677	766,457	959,634
Total operating expenses	(15,027,193)	(19,671,709)	(31,818,359)

LOSS FROM OPERATIONS	(15,027,193)	(19,661,392)	(31,814,359)

OTHER INCOME AND (EXPENSE):
Derivative income (expense)	2,019,884	1,570,348	3,590,232
Interest income	260	1,215	1,474
Other income		641,855
Interest expense	(505,647)	(23,489)	(526,384)
Total other income(expense)	1,514,497	2,189,929	3,065,322

NET LOSS	$(13,512,696)	$(17,471,463)	(28,749,037)

NET LOSS PER SHARE	$(0.21)	$(0.42)	$(0.45)

Weighted average number of shares outstanding	65,428,847	42,034,796	64,391,890

See accompanying notes to the financial statements.

POWER3 MEDICAL PRODUCTS, INC.

A Development Stage Enterprise

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 (RESTATED)

					Additional	Deferred
	Common Stock		Preferred Stock		Paid In	Compensation
	Shares	Par Value	Shares	Par Value	Capital	Expense	Other	Deficit

BALANCES, DECEMBER 31, 2003	2,442,830	2,442	3,870,000	3,870	$8,472,836		300	(9,446,377)

Correct beginning balance per transfer agent	433	1
Issued effective January 23, 2004, services	6,000,000	6,000			3,055,327
Issued effective April 1, 2004 for cash	583,334	583			134,417
Issued effective April 27,2004 for services	440,000	440			197,560
Issued effective May 10, 2004 to retire debt	300,000	300			194,700		(300)
Issued effective May 11, 2004 for services	4,500,000	4,500			2,065,500
Issued effective May 17, 2004 for services	141,033	141			105,634
Issued effective May 18, 2004 compensation	27,805,000	27,805			24,996,695	(25,024,500)
Issued effective May 18, 2004 for services	4,550,000	4,550			4,090,450
Issued effective May 18, 2004 for acquisition	15,000,000	15,000			13,485,000
Issued effective June 1, 2004 for services	125,000	125			249,875	(250,000)
Issued effective June 11, 2004 for services	100,000	100			211,900
Record stock option expense					626,100	(626,100)
Issued effective July 1, 2004 compensation	140,000	140			426,860	(427,000)
Issued effective July 23, 2004 for services	125,000	125			284,875	(285,000)
Issued November 10, 2004 for cash	242,167	242			314,575
Issued November 10, 2004 for services	10,000	10			12,990
Cancelled November 15, 2004 (agreement)	(160,000)	(160)			(71,840)
Issued November 17, 2004 to convert Series A Preferred Shares to Common Shares	1,031,316	1,031	(1,331,280)	(1,330)	1,391,246			(1,392,277)
Issued November 23, 2004 to convert Series A Preferred Shares to common shares	1,969,008	1,970	(2,538,720)	(2,540)	1,986,728			(1,988,698)
Stock based compensation expensed during the year						8,311,012
Net reclassifications of derivative liabilities					$(3,347,077)
Net loss								(17,471,463)
Balances, December 31, 2004 (restated)	65,345,121	65,345	0	0	$58,884,351	(18,301,588)		(30,298,815)

POWER3 MEDICAL PRODUCTS, INC.

A Development Stage Enterprise

STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 (RESTATED)

			Additional	Deferred
	Common Stock		Paid In	Compensation
	Shares	Par Value	Capital	Expense	Equity
Balances, December 31, 2004 (restated)	65,345,121	65,345	$58,884,351	(18,301,588)	(30,298,815)
Cancelled Shares from 7/01/04	(140,000)	(140)	(426,860)
Issued Shares on 9/14/05	140,000	140	41,860
Issued Shares on 10/31/05	300,000	300	65,700
Issued Shares on 11/11/05	250,000	250	44,750
Issued Shares on 12/06/05	300,000	300	44,700
Cancelled Shares on 12/31/05	(975,000)	(975)	(876,500)
Cancelled Shares on 12/31/05	(5,000)	(5)	(4,495)
Settlement on Employee Stock				441,302
Amortization				13,057,665
Net loss					(13,512,696)
BALANCES, DECEMBER 31, 2005	65,215,121	65,215	$57,773,506	(4,802,621)	(43,811,511)

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004 (RESTATED)

	2005	2004	Period from May 18, 2004 to December 31, 2005
	(Restated)
Operating Activities:
Net Loss	(13,512,696)	(17,471,463)	(28,749,037)
Adjustment to reconcile net loss to net cash used in operating activities:
Derivative income (expense)	(2,019,884)	(1,570,348)	(3,590,232)
Stock based services and compensation	12,188,616	17,932,787	27,344,105
Stock issued to retire preferred stock and debt		4,236	4,236
Gain on reversal of liabilities
Amortization of debt discount and finance charges	105,446	16,728	122,174
Depreciation and amortization	20,158	45,024	65,182
Other		(51,309)	(34,935)
Changes in operating assets and liabilities:
Decrease(increase) in receivables	2,350	9,006	0
Decrease(increase) in deposits		(25,900)	(25,900)
Decrease(increase) in prepaids	(16,740)	(4,352)	(21,092)
Increase(decrease) in accrued interest
Increase (decrease) in deferred finance costs	50,345	239,682	290,027
Increase(decrease) in accounts payable and accrued liabilities	1,197,941	(48,723)	1,684,328

Net cash (used in) Operating Activities	(1,984,464)	(924,632)	(2,911,144)

INVESTING ACTIVITIES
Capital expenditures, net	(5,884)	(130,049)	(135,933)
Intellectual property	(83,362)	(96,424)	(179,786)

Net cash used in Investing Activities	(89,246)	(226,473)	(315,719)

FINANCING ACTIVITIES
Proceeds from CD, warrants and rights, net of issuance costs	338,000	859,041	1,197,041
Proceeds from borrowings from notes payable	1,380,808		1,380,808

Proceeds from sale of common stock, net	198,000	449,817	647,817

Net cash provided by financing activities	1,916,808	1,308,858	3,225,666

Net increase (decrease) in cash and cash equivalents	(156,902)	157,753	(1,197)

Cash and cash equivalents, beginning of period	158,301	548	2,596

Cash and cash equivalents, end of period	1,399	158,301	1,399

	1,399	158,301	1399

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

POWER3 MEDICAL PRODUCTS, INC

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1. ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

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

Prior to May 17, 2004, the Company had one direct subsidiary, Tenthgate, Inc. (“Tenthgate”), a Nevada corporation formerly known as Power3 Medical, Inc. Prior to this date, Tenthgate was accounted for, by Power3, as a wholly-owned subsidiary, operating as a “development stage company”, under the cost method. As part of the transaction which involved the acquisition of substantially all the assets and certain liabilities from Advanced BioChem, now known as Industrial Enterprises of America, it was agreed that Power3 would distribute the shares of its subsidiary, Tenthgate, to its then existing shareholders. To fulfill this obligation, the shares of Tenthgate were transferred to a trustee for distribution to the shareholders of Power3 as of May 17, 2004. Tenthgate was spun off because the management of Power3, in place prior to May 17, 2004, desired to continue to own and eventually operate this subsidiary. At the time of the spinoff, Tenthgate was granted the rights to market a product line that had previously been marketed by Power3, but which the company had decided to abandon. Tenthgate had not been an operating company, and their management has apparently abandoned any plans to market the product as evidenced by their SEC filings, specifically their amended 10-QSB filed for the quarterly period ending January 31, 2005, wherein they specifically state that they are a “development stage company.” The prior operations of the company which are reflected in the financial statements as occurring prior to reentering the development stage were the operations the Company had decided to abandon and which were transferred to the prior shareholders under the control of prior management. Any activities since May 17, 2004, are not consolidated from Power3 because Power3 does not now own or control the operations or activities of Tenthgate, nor are their activities associated with Power3 in any manner whatsoever.

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

Coincident with the asset purchase transaction on May 18, 2004, the previous management of Power3 resigned and left the employ of the Company. Immediately thereafter, two employees of Advanced BioChem were granted employment agreements by Power3. These two employees were Steven B. Rash as President and CEO and Dr. Ira Goldknopf as Chief Scientific Officer.

Restatement of Financial Information

We have restated our Financial Statements for the year ended December 31, 2004 as a result of discoveries made by management that certain accounting procedures and applications thereof had not fully considered all the facts of the situations and certain accounting errors and irregularities were identified. Specifically these areas included the recognition of embedded derivatives, the recognition of goodwill, the expensing of certain intangible assets acquired in the Advanced BioChem transaction and the classification of liabilities as current, rather than long term liabilities.

The following tabular presentation summarizes the net loss and net loss per share as originally reported and as restated, and the quarterly effects of each adjustement, for each year ended December 31, 2004 :

Details of the 2004 restatement adjustments are as follows:

	As Originally	As
	Reported	Restated

Total Assets	$554,310	$13,983,810	*

Total Liabilities	$839,597	$3,634,517	**

Total Stockholder’s Equity	$(285,287)	$10,349,293	***

Revenues	$15,491	$15,491

Net Loss	$(19,081,344)	$(17,471,463)

Net Loss per share	(0.45)	(0.42)

*The $13,429,500 increase in Total Assets is due to an increase in Goodwill of $13,371,776, reduction in Intangible Assets of ($50,376) due to expensing previously capitalized legal and licensing fees, removal of ($131,102) in Debt Issuance Costs previously capitalized, recording $239,682 in deferred finance costs and a ($480) correction to Cash to account for a check that never cleared.

**The $2,794,920 increase in Total Liabilities is due to recognition of the derivative liabilities of $2,877,919, elimination of previous balance in the convertible debentures of ($55,556), write off of a previous Note Payable of ($20,001), a restatement of accrued liabilities of ($21,693) and recognition of the convertible debenture liability balance of $14,251.

***The $10,634,580 increase in Stockholder’s Equity is due to an increased loss of $14,981,657 over the previously stated period offset by a reduction in additional paid in capital of ($4,347,077) resulting from the recognition of the derivative liabilities and adjustment to the fair values of the notes payable and warrants.

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

Since Power3’s planned principal operations have not yet commenced, it was and is considered to be in the developmental stage, as of May 18, 2004, as defined in Financial Accounting Standards Board Statement No. 7. Accordingly, some of the Company’s accounting policies and procedures have not yet been established. The Company has been in its current developmental stage since its acquisition of its set of intellectual properties on May 18, 2004. Losses incurred by Power3 are as follows, as of December 31, 2004 and 2005:

	2004	2005
Losses accumulated before entering development stage	$(11,681,500)	$(11,681,500)
Losses accumulated during development stage	$(18,617,315)	$(32,130,011)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation and Investments

During 2003, the Company accounted for its investment in its subsidiary, Tenthgate, Inc. under the cost method. As described in Note 1, the Company’s former subsidiary, known as Tenthgate, Inc., is not consolidated for periods after May 17, 2004, because the Company, in May of 2004, distributed its common stock ownership in Tenthgate to a trustee for distribution to the shareholders of record as of May 17, 2004. Power3 does not now own or control Tenthgate, Inc.’s activities or operations in any manner whatsoever. Since Tenthgate, Inc. was spun off in May, 2004, as described in Item I, it is not consolidated for periods subsequent to that transaction..

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

During 2005, three employees, who had previously been granted common stock in exchange for services, left the employ of the Company. When this stock was returned to the Company, and cancelled, the Company recognized a gain on the return of this stock based on the difference between amounts amortized to deferred compensation expense in 2004 and 2005 compared to amounts expensed to stock compensation expense in 2004 and 2005, as follows...

	Total	Amount	Net
	Gain	Amortized	Gain

Net Gain on Bhezadi stock	$900,000	$(673,874)	$226,126
Net Gain on Mosqueda stock	$4,500	$(2,820)	$1,680
Net Gain on Rosinski stock	$427,000	$(213,504)	$213,496

Gain on Settlement of Employee Stock			$441,302

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

Note 6. OTHER COMMITMENTS AND CONTINGENCIES

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

Future lease commitments are as follows:

2006	$96,129
2007	$106,420
2008	$114,800
2009	$39,434

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

During the quarter ended September 30, 2004, Power3 amortized three months of employee stock grants, three months of the first-mentioned consulting contract and 2.3 months of the second-mentioned consulting contract. However, at the time of our end of year audit, it was determined that an adjusting entry was made, as of September 30, 2004, which credited stock compensation expense for $1,533,505, credited consulting fees for $455,633 and debited deferred compensation expense for the offset. At the time of the end of year audit, it was determined that this entry was erroneous and was based on a misunderstanding of the transactions involved. As soon as this was noted, as part of the year end audit, the correction was made and the total shown for stock compensation expense for 2004 is correctly reported.

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

The Company is involved in several other debt collection lawsuits totaling approximately $38,600 plus court costs and interest. Since none of these matters has come to court, or is expected to within a short amount of time, the Company cannot be certain how any of these four matters will be resolved. The original debt amounts are recorded in accounts payable on the balance sheet of the Company.

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

Note 7. FINANCING ARRANGEMENTS:

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

On October 28, 2004, the Company issued the Purchasers the first $1,000,000 in aggregate principal amount of such debentures at the initial closing under the Agreement. Effective January 26, 2005, the Company issued and sold, to a sub-group of the original investors, a second tranche of $400,000 aggregate principal amount of debentures. Subject to the conditions set forth in the Agreement, all purchasers are required to purchase the remaining $1,600,000 in aggregate principal amount of such debentures at the final closing, which is to occur on or before the fifth trading day after the effective date of the registration statement. The Company is currently in default under the Agreement and the previously issued debentures and related registration rights agreement, and therefore the conditions of the Agreement will not be satisfied or otherwise met on a timely basis. Consequently, there are no assurances that the Purchasers will purchase all or any portion of the remaining $1,600,000 aggregate principal amount of debentures. The $1,000,000 aggregate principal amount of debentures issued in the initial closing and the $400,000 aggregate principal amount of debentures issued on January 19, 2005 are due and payable in accordance with their original terms in full three years after the date of issuance and do not bear interest. The debentures which may be issued at the final closing will be due and payable in full three (3) years after the date of their issuance, and will also not bear interest. At any time from the closing date until the maturity date of the debentures, the Purchasers have the right to convert the debentures, in whole or in part, into common stock of the Company at the then effective conversion price, which varies relative to the Company’s trading stock price, as follows: $0.90 per share, provided however if the lesser of (i) 75% of the average of the 5 consecutive Closing Prices immediately prior to the Effective Date, as defined in the Securities Purchase Agreement, and (ii) the Closing Price on the Effective Date (the lesser of (i) and (ii) being referred to as the “Effective Date Price”) is less than the Conversion Price, the Conversion Price shall be reduced to equal the Effective Date Price.

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

Note 8. Other Significant Equity Transactions

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

Stock Option Plans

The Company has various stock option and warrant plans outstanding. Options granted under the 1998 stock option plans are exercisable only after the respective vesting period, which is determined by the Company’s stock option committee. Options expire seven years from the date of grant. Under the 1999 stock option plan, options granted to employees vested ratably over three years as determined by the Company’s stock option committee for options granted to officers, directors, and consultants. Options expire ten years from the date of grant. A total of 6,360 options remained in effect for warrants granted in 2000. The fair value of these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for warrants granted in 2000:  risk-free interest rate of 6.03%;dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of $.34; and a weighted-average expected life of the options of 2.7 years.

In March 2003, the Company’s board of directors approved a 2003 Stock Compensation Plan. On September 25, 2003, the Company filed a Post-Effective Amendment No. 1, to it’s previously filed Form S-8 Registration Statement for the 2003 Stock Compensation Plan, to deregister the 2003 Stock Compensation Plan as well as the 8,000,000 shares of Power3’s common stock previously registered in the previous S-8 filed and the warrants that had been previously issued were cancelled by mutual consent.

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

The Company’s pro forma information for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
		(as restated)
Net Loss:
As reported	$(13,512,696)	$(17,471,463)
Stock based employee compensation expense
Determined under fair value based methods, net of tax
Option Expense	$(360,000)	$(626,100)

Pro forma net loss	$(13,872,696)	$(18,097,563)

Loss per share, basic and diluted:
As reported	$(0.21)	$(0.42)
Pro forma	$(0.23)	$(0.44)

A summary of the Company’s warrant activity and related information for the years ended December 31, 2005 and 2004 is as follows:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding at beginning of year	3,086,360	1.46	6,360	12.50

Cancelled	—	—	—	—

Granted	2,333,333.32		3,080,000	1.44

Exercised	—	—	—	—

Outstanding at end of year	5,419,693.97		3,086,360	1.46

Exercisable at the end of the year	5,419,693.97		3,086,360	1.46

The following table summarizes information about the Company’s Warrants outstanding at December 31, 2005:

			Weighted
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Average Exercise Price
$.14	1,000,000	8.0	$.14
$.25	1,000,000	7.0	$.25
$.98	300,000	2.0	$.98
$1.00	100,000	1.5	$1.00
$1.08	333,333	2.0	$1.08
$1.43	50,000	1.8	$1.43
$1.44	2,500,000	1.9	$1.44
$2.77	30,000	2.0	$2.77
$3.00	100,000	1.9	$3.00
$6.50	5,460	5.0	$6.50
$50.00	900	2.0	$50.00

	5,419,693		$.97

Note 9. RECENT PRONOUNCEMENTS

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

FIN- 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by us. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 has no impact on the Company’s financial statements

Note 10. SUBSEQUENT EVENTS

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

On January 5, 2006, Power3 Medical Products, Inc. executed an Agreement with Glocap Advisors LLC (“Glocap”) wherein the Company engaged Glocap to act as financial advisors and provide the Company with financial advice and strategic consulting services. The Company agreed to provide Glocap with a Retainer equal to $30,000 in free-trading common stock of the Company upon the signing of the engagement letter. In confirmation of this agreement, the Company issued 226,415 shares of common stock to Glocap, as S-8 shares issued under its 2004 Stock Compensation Plan. In addition, the Company agreed to compensate Glocap Advisors with a cash success fee based on capital input secured by Glocap based upon an agreed-upon formula, but completely dependent on success and not payable to Glocap unless capital is actually invested in the Company by an outside investor sourced by Glocap.

On January 3, 2006, Power3 Medical Products, Inc. executed an Agreement with Stonemill Consulting Company (“Stonemill”) wherein the Company engaged Stonemill to find and bring in investor capital from a third party investor. The Company agreed to provide Stonemill with 50,000 shares of common stock of Power3, together with warrants to purchase up to 500,000 shares of the Company’s common stock with an exercise price of $0.18 per share. The warrants will be exercisable for a period of five years from January 3, 2006. The Company issued 50,000 shares of common stock to Stonemill as S-8 stock issued under its 2004 Stock Compensation Plan. In February, Power3 issued an additional 71,428 shares to Stonemill for services.

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

On February 17, 2006, Power3 received notice from UT MD Anderson Cancer Center confirming that the License Agreements between Power3 and UT MD Anderson Cancer Center were terminated under Section 13.3 of the License Agreement for breach of certain payment obligations as outlined in the License Agreement. The letter further described maintenance fees, license documentation fees and patent costs due to UT MD Anderson in the amounts of $46,945.62, prior to the termination date. In addition, the letter stated that Power3 was obligated to grant UT MD Anderson a nonexclusive royalty-bearing license to improvements made by Power3 and asked the Company to immediately disclose those improvements so that UT MD Anderson could consider whether it wished to license them.

On January 6, 2006, Power3 sold 500,000 shares of S-8 common stock to Congregation Beth Joseph in exchange for cash.

In January and February, 2006, Power3 issued 370,000 shares of common stock to a law firm for services, under the 2004 Stock Compensation Plan.

In January, 2006, Power3 issued 864,911 shares of common stock to its employees for services, under the 2004 Stock Compensation Plan.

In February, 2006, Power3 sold 1,114,286 shares of common stock to 4 individuals and to Congregation Beth Joseph and Congregation Beth Shmiel.

In February, 2006, Power3 issued an additional 201,539 shares of common stock to its employees for services, under the 2004 Stock Compensation Plan.

In March, 2005, Power3 sold an additional 800,000 shares of S-8 stock to 6 individuals for working capital.

Item 8. Controls and Procedures

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

Limitations on Effectiveness of Controls

Internal control over financial reporting cannot provide absolute assurance of achieveing financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process, safeguards to reduce, though not eliminate, this risk.

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

Item 9. CHANGES IN ACCOUNTANTS AND FINANCIAL DISCLOSURE

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION (16a) OF THE EXCHANGE ACT

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the three fiscal years ended December 31, 2005, of our Chief Executive Officer and our other executive officers:

Summary Compensation Table

		Annual			Long Term Compensation
		Compensation(1)			Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Restricted Stock Award(s)(2) ($)		Securities Underlying Options/SARs (#)	All Other Compensation
Steven B. Rash, Chairman of the	2005	248,426		0	[0]		0	0
Board and Chief Executive	2004	190,623		0	11,925,000	(4)		0
Officer(3)

Ira L. Goldknopf, Chief Scientific Officer(6)	2005	78,948		0	0		0	0
	2004	96,214			11,925,000	(7)	0	0

John P. Burton, Chief Financial Officer	2005	57,138		0	42,000		0	0

Michael J. Rosinski, Chief	2004	60,000		0	483,000	(8)	0	0
Financial Officer(8)					(483,000)	(9)

Timothy S. Novak, Former	2004	13,706		0	0		0	0
Chairman of the Board and Chief	2003	157,500	(11)	0	0		0	0
Executive Officer (10)	2002	139,000		0	0		0	0

R. Paul Gray, Former Chief	2004	4,960		0	0		0	0
Financial Officer, Secretary and	2003	157,500	(11)	0	0		0	0
Treasurer(10)	2002	87,500		0	0		0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder’s Matters

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

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.5 to the Company’s Form 10-SB

Exhibit No.	INDEX
filed on September 28, 1998).
3.2	Certificate of Merger (incorporated by reference to Exhibit 2.7 to the Company’s Form 10-SB filed on September 28, 1998).
3.3	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 2.9 to the Company’s Form 10-SB filed on September 28, 1998).
3.4	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.(I).10 to the Company’s Form S-3 filed on March 2, 2000).
3.5	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 5, 2004).
3.6	Bylaws (incorporated by reference to Exhibit 2.10 to the Company’s Form 10-SB filed on September 28, 1998).
4.1	Form of Convertible Debenture Due October 28, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 3, 2004).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 3, 2004).
4.3	Form of Additional Investment Right (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 3, 2004).
10.1	Form 10-QSB for quarter ended June 30, 2005 as filed on August 22, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10QSB filed November 11, 2005).
10.2	Form 8-K/A, as filed on August 29, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10QSB filed November 11, 2005).
10.3	Form 10-QSB/A for quarter ended June 30, 2004 as filed on September 9, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10QSB filed November 11, 2005).
10.4	Form 10-QSB/A for quarter ended September 30, 2004 as filed on September 9, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10QSB filed November 11, 2005).
10.5	Form 10-QSB/A for quarter ended March 31, 2004 as filed on September 9, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10QSB filed November 11, 2005).
10.6	Form 10-KSB for year ended December 31, 2004 as filed on September 9, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10QSB filed November 11, 2005).
10.7	Amendment #1 to Sb-2 filed October 6, 2005 as filed on October 6, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10QSB filed November 11, 2005).
10.8(3)	Amended and Restated Employment Agreement for Steven B. Rash (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2005).
10.9(3)	Amended and Restated Employment Agreement for Ira L. Goldknopf, Ph.D. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2005).
10.10(3)	Amended and Restated Employment Agreement for Michael J. Rosinski (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed January 5, 2005).
10.11(3)	Employment Agreement for John P. Burton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 21, 2005).
10.12(4)

Exclusive License Agreement dated effective as of June 28, 2004 by and between Baylor College of Medicine and Power3 Medical Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004).

10.13(1),(4)	Research Agreement signed August 17, 2004 by and between Baylor College of Medicine and Power3 Medical Products, Inc.
10.14(4)	Patent and Technology License Agreement dated August 1, 2004 by and between The Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson

Exhibit No.	INDEX
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

10.24	Research Agreement, dated October 13, 2005, between Power3 and Pfizer, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed October 19, 2005).
10.25	Promissory Note executed by Power3 and Cordillera Fund LP in the amount of $251,000, dated April 5, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10QSB filed August 22, 2005).
10.26(1)	Promissory Note executed by Power3 and Michael J. Rosinski in the amount of $35,000
10.27	Promissory Note, dated May 31, 2005, executed by Power3 and Steven B. Rash in the amount of $55,000 (incorporated by reference to Exhibit 26.4 to the Company’s Form SB2/A filed on October 6, 2005).
10.28	Promissory Note, dated June 3, 2005, executed by Power3 and Dr. Ira Goldknopf in the amount of $50,000 (incorporated by reference to Exhibit 26.5 to the Company’s Form SB2/A filed on October 6, 2005).
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

Exhibit No.	INDEX
10.31

Promissory Note executed by Power3 and Cordillera Fund LP in the amount of $200,000, dated September 5, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8K filed on September 9, 2005).

10.32	Promissory Note, dated October 17, 2005, between Power3 and Dr. Ira Goldknopf in the amount of $39,231 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8K filed October 19, 2005).
10.33	Promissory Note, dated September 6, 2005, between Power3 and Dr. Ira Goldknopf in the amount of $80,000 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8K filed September 9, 2005).
10.34	Promissory Noted dated November 3, 2005 between Power3 and Trinity financing in the amount of $150,000 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed on November 8, 2005).
10.35(1)	Promissory Note, dated November 23, 2005, between Power3 and Dr. Ira Goldknopf in the amount of $52,000.
10.36	Promissory Note executed on December 12, 2005 between Power3 and Trinity Financing (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed December 12, 2005)
10.37(1)	Promissory Note, dated December 14, 2005, between Power3 and Dr. Ira Goldknopf in the amount of $50,000.
14.1	Code of Ethics for Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer (incorporated by reference to Exhibit 14.1 to the Company’s Form 10KSB filed September 9, 2005).
16.1	Letter re: change in certifying accountant (incorporated by reference to Exhibit 16.1 of the Company’s Registration Statement on Form 10KSB filed September 9, 2005).
16.2	Letter from Kingery & Crouse P.A. regarding agreement with 8K statements (incorporated by reference to Exhibit 16.1 of the Company’s Registration Statement on Form 18K filed August 2, 2005).
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Form 10KSB filed September 9, 2005).
31.1(2)	Certification of Power 3 Medical Products, Inc. Chief Executive Officer, Steven B. Rash, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(2)	Certification of Power 3 Medical Products, Inc. Chief Accounting Officer, John P. Burton, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification of Power 3 Medical Products, Inc. Chief Executive Officer, Steven B. Rash, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification of Power 3 Medical Products, Inc. Chief Accounting Officer, John P. Burton, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated April 18, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8K filed April 18, 2005).
99.2	Press Release dated April 27, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8K filed April 29, 2005).

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

Power3 Medical Products, Inc.

	By:	/s/ Steven B. Rash
	Name:	Steven B. Rash
	Title:	Chairman and Chief Executive Officer

Date: April 28, 2006		(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Rash	Chairman and Chief Executive Officer	April 28, 2006
Steven B. Rash	(Principal Executive Officer)

/s/ Ira L. Goldknopf	Chief Scientific Officer and Director	April 28, 2006
Ira L. Goldknopf, Ph.D.

/s/ John P. Burton	Chief Financial Officer	April 28, 2006
John P. Burton	(Principal Financial and Accounting Officer)