Form 10QSB
period 2006-03-31
POWER 3 MEDICAL PRODUCTS INC
filed 2006-05-15
CIK 1063530

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of March 31, 2006, there were 69,600,348 shares of voting common stock of the registrant issued and outstanding.

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

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEET AS OF March 31, 2006

(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$163,191
All Other Current Assets	36,149
Total Current Assets	199,340
FIXED ASSETS
Furniture, Fixtures and Equipment (Net of accumulated depreciation of $72,004)	63,930
Intellectual Property	179,786
Total Fixed Assets	243,716
OTHER ASSETS
Goodwill	13,371,776
Deferred Finance Costs	284,715
Deposits	25,900
Total Other Assets	13,682,391

TOTAL ASSETS	$14,125,447

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts Payable	$998,007
Notes Payable-in default	2,089,131
Convertible Debentures-in default	107,280
Other Current Liabilities	945,663
Derivative Liabilities	1,975,089

TOTAL LIABILITIES	$6,115,170

STOCKHOLDER’S EQUITY
Common Stock-$0.001 par value:150,000,000 shares authorized; 69,600,348 shares issued and outstanding	69,900
Additional Paid-In Capital	58,375,402
Deferred Compensation Expense	(1,717,766)
Deficit accumulated before entering development stage	(11,681,500)
Deficit accumulated during development stage	(37,035,759)
Total Stockholder’s Equity	8,010,277
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$14,125,447

See notes to the condensed financial statements.

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

AS OF DECEMBER 31, 2005

2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,399
Accounts receivable
Prepaid expenses and other current assets	21,092
Total current assets	22,491

OTHER ASSETS
Goodwill	13,371,776
Deferred finance costs, net	290,027
Intangible assets, net	179,786
Furniture, fixtures and equipment, net	70,751
Deposits	25,900

TOTAL ASSETS	$13,960,730

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,003,331
Notes payable—in default	1,285,739
Convertible debentures—in default	75,279
Other current liabilities	916,857
Derivative liabilities	1,454,936
Total current liabilities	4,736,142

STOCKHOLDERS’ EQUITY
Common Stock-$0.001 par value:150,000,000 shares authorized; 65,215,121 shares issued and outstanding	65,215
Additional paid-in capital	57,773,506
Deferred compensation	(4,802,621)
Loss accumulated before entering development stage	(11,681,500)
Loss accumulated during the development stage	(32,130,011)
Total stockholders’ equity	9,224,588

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,960,730

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three month period ended March 31, 2006	For the three month period ended March 31, 2005	Development Stage from May 18, 2004 to March 31, 2006
		(as restated)
REVENUES:
Sales	$
Other revenue			4,000
Total revenue	$		4,000

COST OF GOODS SOLD:
Production costs
Total cost of goods sold	$

GROSS PROFIT			4,000

OPERATING EXPENSES:
Stock based compensation	$3,084,855	3,356,775	22,959,712
Employee compensation and benefits	451,788	309,959	2,536,160
Professional and consulting fees	187,924	182,766	8,267,767
Occupancy and equipment	39,345	56,744	342,324
Travel and entertainment	15,391	22,006	171,016
Other selling, general and administrative expenses	28,684	142,194	634,290
Total operating expenses	(3,807,987)	(4,070,444)	(34,911,269)

LOSS FROM OPERATIONS	$(3,807,987)	(4,070,444)	(34,907,269)

OTHER INCOME AND (EXPENSE):
Derivative income (expense)	$(520,154)	718,846	3,070,078
Interest income		225	1,474
Other income (expense)			(715,077)
Interest expense	(577,607)	(19,506)	(1,103,991)
Total other income(expense)	$(1,097,761)	699,565	1,252,484

NET LOSS	$(4,905,748)	$(3,370,879)	(33,654,785)

NET LOSS PER SHARE	$(0.07)	$(0.05)	$(0.52)

Weighted average number of shares outstanding	67,759,930	65,345,121	64,827,754

POWER 3 MEDICAL PRODUCTS, INC

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			Development
	For the Three	For the Three	Stage Results
	Months Ended	Months Ended	May 18, 2004 -
	March 31 2006	March 31 2005	March 31, 2006
	(as restated)
Operating Activities:
Net Loss	(4,905,748)	(3,370,879)	(33,654,785)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based services and compensation	3,442,507	3,356,775	30,786,612
Stock issued to retire preferred stock and debt			4,236
Derivative (income) expense	520,154	(718,846)	(3,070,078)
Depreciation and amortization	6,820	15,564	72,002
Amortization of debt discount and finance costs	212,440	14,199	334,614
Other			(34,935)
Decrease(increase) in deposits			(25,900)
Decrease(increase) in prepaids	(15,057)		(36,149)
Increase (decrease) in Deferred finance costs		(300)	290,027
Increase(decrease) in accounts payable and accrued liabilities and other	23,482	249,884	1,707,810

Net cash used in Operating Activities	(715,402)	(453,603)	(3,626,546)

INVESTING ACTIVITIES
Capital expenditures, net		(2,822)	(135,933)
Increase (decrease) in other assets		(1,980)	(179,786)
Net cash used in Investing Activities		(4,802)	(315,719)

FINANCING ACTIVITIES
Proceeds from CD, warrants and investment rights		338,000	1,197,041
Adjustment related to derivatives	198,865		198,865
Proceeds from borrowings under notes payable (net)	429,400		1,810,208
Proceeds from sale of common stock, net	248,929		896,746

Net cash provided by financing activities	877,194	338,000	4,102,860

Net increase (decrease) in cash and cash equivalents	161,792	(120,405)	160,595

Cash and cash equivalents, beginning of period	1,399	158,301	2,596

Cash and cash equivalents, end of period	163,191	37,896	163,191

	For the Three months ended March 31, 2006	For the Three months ended March 31, 2005	Cumulative during Development Stage May 18, 2004 to March 31, 2006

Cash paid for:
Interest	0	0	0
Income taxes	0	0	0

Non-cash transactions:
Conversion of convertible notes payable and accrued interest to common stock
Conversion of accrued payroll to preferred stock
Conversion of stockholder advances to notes payable			—
Conversion of notes payable to equity	—
Conversion of preferred stock to common stock
Conversion of other liabilities to stockholder advances
Issuance of warrants in connection with services	90,000
Issuance of warrants in connection with convertible debentures	—

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

In 2003, the Company was an operating company, marketing devices to aid surgical procedures. Prior to May 18, 2004, the products had received only minor market acceptance and sales had slowed to the point that Power3 was searching for other products and markets to increase its presence in the healthcare industry. In early 2004, Power3 became aware of a biotech company that appeared to have a set of assets and intellectual properties that it required to more effectively pursue its business model. That company, named Advanced BioChem, doing business as ProteEx, now known as Industrial Enterprises of America, provided contract-for-fee lab services analyzing protein biomarkers. At the conclusion of negotiations with Advanced BioChem, Power3 entered into an Asset Purchase Agreement dated May 18, 2004, whereby it purchased substantially all the assets and intellectual properties of Advanced BioChem, and assumed certain liabilities, as scheduled in the agreement, from Advanced BioChem. After the transaction, certain employees from Advanced BioChem became employees of Power3 and were later issued employment agreements by Power3. As consideration in the Asset Purchase Agreement, Power3 issued 15,000,000 shares of common stock to Advanced BioChem.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s financial statements provide for (i) the classification of warrants as liabilities, at fair value, (ii) the classification of embedded conversion and other features embedded in the convertible debentures and investment rights as liabilities at fair value and (iii) the amortization of discounts that resulted in the host instruments using the effective interest method. This revised accounting is required because, under current accounting standards, financial instruments, such as warrants and embedded conversion features that are indexed to a Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. This accounting will be utilized in the accounting for these instruments until the Company reaquires the ability to share settle the instruments or physically settles the instruments through other means. Also see Note 8.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, derivative financial instruments, other current liabilities, and convertible debentures. Management believes the carrying values of cash and cash equivalents, accounts payable, accounts payable and accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature. The convertible debentures have a face value and carrying value of $107,280 and $1,400,000, respectively and the Trinity notes payable have a face value and carrying value of $302,750 and $311,000, respectively

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The caption Derivative Financial Instruments consists of (i) the fair values associated with derivative features embedded in the Convertible Debentures and (ii) the fair values of the detachable warrants and additional investment rights that were issued in connection with the debenture financing arrangements. (See Note 8. Financing Arrangements)

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company occasionally maintains cash and cash equivalents balances in excess of federally insured limits. The Company has not experienced any losses in such accounts.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates that are critical to the accompanying financial statements include assessing the impact of contingencies and the amortization periods for the debt issuance costs and debt discount on the convertible debentures (see Note 7) as well as estimating depreciation and amortization periods of tangible and intangible assets, and long-lived impairments, among others. The markets for the Company’s products are characterized by intense competition, evolving standards and price competition, all of which could impact the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Furniture, Fixtures and Lab Equipment

Furniture, fixtures and lab equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the assets’ estimated useful lives. At March 31, 2006, certain lab equipment having a net book value of approximately $37,500 serves as security for certain liabilities.

Debt Discounts and Deferred Finance Costs

Debt discounts and deferred finance costs are being amortized through periodic charges to interest expense over the maximum term of the convertible debentures of three years using the effective interest method. Amortization of debt discounts amounted to $207,128 for the quarter ended March 31, 2006.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 142 “Accounting for Intangible Assets” provides that goodwill is not subject to periodic amortization, but is evaluated at least annually for impairments. The goodwill acquired by the Company at the time of the May 18, 2004 transaction was evaluated at March 31, 2006, and for the years ended December 31, 2005 and 2004. Goodwill was determined to not be impaired because the fair value of the reporting unit, based on the market capitalization of the Company, exceeded the carrying value of the reporting unit, based on assets minus liabilities, at year end in 2004 and 2005 and at March 31, 2006.

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

Reclassification of Liabilities

Based on the Event of Default, resulting from the Company’s failure to get an SB-2 effective for the shares involved with conversion of the debentures and warrant shares, that occurred on April 25, 2005 for the convertible debentures issued in October, 2004 and January, 2005, Power3 has reclassified the convertible debentures as a Current Liability, rather than as a Long Term Liability as they were previously shown in our financial statements in both the original 10-KSB filed for 2004 and will do so in amended quarterly reports for June 30, 2005 and September 30, 2005.

In addition, since the Event of Default occurred on April 25, 2005, Power3 now recognizes the Mandatory Prepayment Amount, as a Current Liability, as described in the debenture agreements as due in case an Event of Default occurs.

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

During the 1st quarter of 2006, the Company amortized $3,025,493 to stock-based compensation for employees who had been issued stock in May, 2004; $59,362 for warrants issued in 2004 and 2005; and $179,635 for stock issued to consultants and others for services.

Income Taxes

The Company computes income taxes using the asset and liability method in accordance with Financial Accounting Standards Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. There were no significant temporary differences at March 31, 2006.

Research and Development

Research and development costs, which approximated $14,907 for the quarter ended March 31, 2006, were expensed as incurred.

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

Advertising Costs

Advertising costs are expenses as incurred. Advertising expenses were $-0- for each of the years ended December 31, 2005 and December 31, 2004. No advertising expenses were incurred during the quarter ended March 31, 2006.

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

A current possibility available to the Company is to raise the remaining funds of $1,600,000 potentially available to them pursuant to the Securities Purchase Agreement dated October 28, 2004 (the “Agreement”). These funds will be immediately reduced by the payment of certain delinquent payables of approximately $1,597,500 of certain bridge financing received in 2005 and 2006. The Company is in immediate need for capital to continue its operations and as such its ability to continue as a going concern is subject to its ability to generate a profit or obtain necessary funding from outside sources. Management believes that even though the Company currently has limited cash resources and liquidity, assuming exercise of the warrants and additional investment rights specified in the Agreement, that the net funds available from the final closing under such Agreement will allow the Company to continue operations through June, 2006. In the event the final closing and sale of $1,600,000 in aggregate principal amount of debentures occurs, but the warrants and additional investment rights are not exercised, the Company anticipates that it will need to raise additional capital prior to June, 2006 to meet its operating costs. However, the Company is currently in default under the conditions set forth in the Agreement as well as the debentures and registration rights agreement and consequently, there is no assurance that the Company will be successful in completing the sale and issuance of the remaining $1,600,000 aggregate principal amount of debentures and/or the additional investments rights pursuant to the Agreement. If the Company is unsuccessful in the closing of the sale and issuance of the $1,600,000 aggregate principal amount of debentures at the final closing, the Company will be required to obtain alternative financing, sell or license some of its technology, and/or curtail or cease its operations. Any such funding may significantly further dilute existing shareholders or may limit the Company’s rights to its technology. Moreover, the increase in the number of shares available in the public marketplace may reduce the market price for the Company’s common stock, and consequently, the price investors may receive at the time of sale. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4. LOSS PER SHARE

At December 31, 2005, common stock options were excluded from the fully diluted loss per share calculations because the effects would be anti-dilutive:

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

Note 5. INCOME TAXES

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

Note 6. RELATED PARTY TRANSACTIONS

On January 20, 2006, the Company received an Officer Advance in the amount of $40,000 from Steven B. Rash, Chief Executive Officer of the Company. This advance is in the form of a short-term Note Payable to the Officer, is payable on July 20, 2006 and bears interest at a rate of 6% per annum until paid.

During February, 2006, the Chief Scientific Officer advanced the Company $89,400 as short-term Officer Advances in order to enable the Company to meet certain payment obligations. These advances were in the amounts of $5,000, $5,000, $20,000, $20,000, $20,000 and $19,400. On February 28, 2006, the Company executed a 180-day Note Payable in the amount of $39,400 with the Officer, payable on August 27, 2006, with interest at 6% per annum until paid. In addition, on March 1, 2006, the Company executed a 180-day Note Payable in the amount of $50,000 with the Officer, payable on or before September 1, 2006.

Note 7. OTHER COMMITMENTS AND CONTINGENCIES

Operating Lease for Office and Laboratory Space

In August 2004, the Company entered into a new lease which expires on August 31, 2009, has an initial term of sixty-three months, and requires base monthly minimum lease payments ranging from approximately $6,000 to $9,600 (plus utilities and operating expenses) over the lease term. The lease contains a provision which allows the Company to extend the lease for two additional terms of sixty months. Rent expense (for the office lease) was $20,016 for the quarter ended March 31, 2006.

Other Leases

In June, 2004, the Company entered into a new lease for a telephone system which expires in June, 2009, has an initial term of 60 months and requires base monthly minimum lease payments in the amount of $184.51 per month over the lease term. The Company paid $554 on this lease during the quarter ended March 31, 2006.

In October, 2004, the Company entered into a new lease for computers which expires in September, 2006, has an initial term of 24 months and requires base monthly minimum lease payments in the amount of $344 per month over the lease term. The Company paid $1,032 on this lease during the quarter ended March 31, 2006.

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

Future required payments for base compensation under all of the employment agreements discussed above are approximately as follows:

Periods Ending December 31,	Amounts

2006	470,000
2007	410,000
2008	350,000
2009	131,250

Total	$1,361,250

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

In June, 2005, Charles Caudle et al filed a lawsuit in Harris County, TX against Advanced BioChem, Power3 and the officers and directors of both companies. Power3 has filed an answer denying all claims in the lawsuit. The Company believes that the Plaintiff’s claims are without merit, however the Company cannot be assured it will prevail or if the outcome of the action will adversely affect the Company’s financial position or operations. Settlement negotiations between the parties are ongoing, however no resolution has been achieved thus far.

In May, 2005, Quinn Capital Consulting, Inc. filed suit against Power3 and it’s Chief Executive Officer, claiming breach of contract regarding payment for services claimed to have been provided to Power3, with payment to have been made by issue of 500,000 shares of Power3’s common stock to Quinn Capital. Power3 believes that it is not liable for the issuance of such shares to Quinn Capital for the services performed, however we cannot be assured we will prevail or if the outcome of this action will affect our financial position or operations.

In September, 2005, Focus Partners LLC filed suit against David Zazoff and Power3 alledging that Power3 breached its agreement with Focus Partners in that it failed to issue stock to the Plaintiff according to the terms of their agreement, that the stock in question was issued to Zazoff and that Zazoff later sold the stock in question for $480,000. Negotiations between the parties are ongoing, however no resolution has been achieved so far.

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

Note 8. FINANCING ARRANGEMENTS:

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

•                  The Company has one business day after receipt of conversion notice to object to any such request to convert;

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

In connection with such financing, the Company issued, a warrant to purchase 100,000 shares of common stock at an exercise price of $3.00 to its placement agent, Westor Online and Kogan and Associates. If any investor exercises their additional investment rights and purchases additional debentures, the placement agent will be entitled to receive additional warrants to purchase up to a number of shares of common stock equal to ten percent (10%) of the exercise price paid upon exercise of the additional investment rights divided by ninety percent (90%) of the market price as of the initial closing. The Company accounted for the warrants as deferred financing costs and is amortizing the fair values thereof through periodic charges to interest expense using the effective method.

Convertible Debentures, Warrants and Additional Investment Rights:

The carrying values of the Company’s convertible debentures amounted to $14,251 and $75,279, at December 31, 2004 and 2005, respectively. As of March 31, 2006, the carrying values were increased to $107,280. Convertible debentures consist of face value $1,000,000 and $1,400,000, as of December 31, 2004 and 2005, respectively, non-interest bearing convertible debentures due in two traunches: $1,000,000 on October 28, 2007 and $400,000 due on January 26, 2008. The convertible debentures arose from the aforementioned financing, where the proceeds were allocated among the components of the financing arrangement, as follows:

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

(3)     Direct financing costs associated with the offerings amounted to $140,959 and $62,000 for Traunch 1 and Traunch 2, respectively. Deferred financing costs are being amortized through periodic charges to interest expense using the effective method. Amortization of the deferred financing costs amounted to $5,312 for the quarter ended March 31, 2006.

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

The proceeds from the Trinity financing were allocated first to the warrants, based upon their fair values, with the balance of $103,100 allocated to the notes. The allocation of proceeds to the fair value to the warrants was performed because, as discussed in the previous section, share settlement is not within management’s control. Such amount was initially classified as a derivative liability. The resulting note discount is being amortized through periodic charges to interest expense using the effective method. Amortization of note discount amounted to $207,900 during the period from issuance of the notes to December 31, 2005.

The Company did not make its required debt service payments in March and April 2006. As a result of this default, the Company is required to accrue interest at a composite rate of 21%.

Note 9. OTHER SIGNIFICANT EQUITY TRANSACTIONS

On January 3, 2006, Power3 executed an agreement with Stonemill Consulting Company (“Stonemill”) wherein the Company engaged Stonemill to find and bring in investor capital from third party investors. The Company agreed to provide Stonemill with 121,428 shares of common stock of Power3 as commission for locating investors to purchase common stock of Power3. The Company issued 50,000 shares of common stock to Stonemill as S-8 stock issued under its 2004 Stock Compensation Plan. In February, 2006, the Company issued an additional 71,428 shares to Stonemill for services.

On January, 5, 2006, Power3 executed an agreement with Glocap Advisors LLC (“Glocap”) wherein the Company engaged Glocap to act as financial advisors and provide the Company with financial advice and strategic consulting services. The Company agreed to provide Glocap with a retainer equal to $30,000 in free-trading common stock of the Company upon the signing of the engagement letter. In confirmation of this agreement, Power3 issued 226,415 shares of common stock to Glocap, as S-8 shares issued under its 2004 Stock Compensation Plan.

On February 9, 2006, Power3 executed an agreement with The Kaminer Group wherein the Company engaged The Kaminer Group to create and implement programs designed to generate interest from strategic partners and investors. As compensation for these services, the Company agreed to a monthly retainer fee of $3,000 in cash and the Kaminer Group will receive the equivalent of $2,000 in options per month to purchase Power3 common shares at the average daily closing market price for shares during the previous month.

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

A summary of the Company’s warrant activity and related information for the years ended December 31, 2005 and 2004 is as follows:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding at beginning of year	3,086,360	1.46	6,360	12.50

Cancelled	—	—	—	—

Granted	2,333,333.32		3,080,000	1.44

Exercised	—	—	—	—

Outstanding at end of year	5,419,693.97		3,086,360	1.46

Exercisable at the end of the year	5,419,693.97		3,086,360	1.46

The following table summarizes information about the Company’s Warrants outstanding at December 31, 2005...

			Weighted
		Weighted Average	Average
Exercise Price	Number Outstanding	Remaining Contractual Life (in years)	Exercise Price
$.14	1,000,000	8.0	$.14
$.25	1,000,000	7.0	$.25
$.98	300,000	2.0	$.98
$1.00	100,000	1.5	$1.00
$1.08	333,333	2.0	$1.08
$1.43	50,000	1.8	$1.43
$1.44	2,500,000	1.9	$1.44
$2.77	30,000	2.0	$2.77
$3.00	100,000	1.9	$3.00
$6.50	5,460	5.0	$6.50
$50.00	900	2.0	$50.00

	5,419,693		$.97

In February, 2006, Power3 executed an agreement to issue warrants allowing the holder, The Kaminer Group, to purchase the equivalent of $2,000 per month in common stock, based upon the average daily closing market price for the stock during the previous month.

Note  10. RECENT PRONOUNCEMENTS

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

SFAS 123(R) ‘Share-Based Payments’

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. The Company will be required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. The Company does not believe the impact of adopting this Statement will be material as there are no unvested options and warrants at December 31, 2005.

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

FIN- 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by us. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 has no impact on the Company’s financial statements

FASB 154 Accounting Changes and Error Corrections.

SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.
SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. Any impact on our results of operations and earnings per share have been recognized where appropriate.

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

Prior to the Company’s acquisition of the assets of Advanced BioChem, Inc. on May 18, 2004, the Company was primarily engaged in the production and distribution of surgical safety devices through the operations of its subsidiary, Power3 Medical, Inc. On May 18, 2004, the Company completed its acquisition of the assets of Advanced BioChem. The Company acquired all assets and intellectual properties of Advanced BioChem and assumed certain liabilities in exchange for the issuance of 15,000,000 shares of the Company’s common stock. Subsequent to the Advanced BioChem transaction, the Company established the new business direction described above. After the acquisition of the assets and certain liabilities of Advanced BioChem, the Company transformed into an advanced proteomics company applying existing proprietary methodologies to commercialize the intellectual property it acquired in the Advanced BioChem transaction and subsequently developed new proprietary methodologies related to the discovery and identification of protein biomarkers associated with diseases. The Company currently has no products for sale nor does it provide any service for hire. The Company is focused on research and development activities and initiating the “proof of concept” of its technologies.

The Company is in the developmental stage. As such, it has not begun generating revenue from the sales of products or services, nor has it produced such for sale at this time. The Company is dependent on debt and equity capital for its activities. Our ongoing operations consist of research and development operations and activities directed toward commercializing the intellectual property of the Company at this time. The Company has been in its current developmental stage since its acquisition of its current set of intellectual properties on May 18, 2004.

The Company has incurred significant losses since inception. The Company anticipates that it will continue to incur substantial operating losses as it progresses in its research and development activities as well as the commercialization of its technologies. The Company does not expect to produce revenues from operations in the near term and expects that its revenues will be limited to research grants, collaboration agreements, and other strategic alliances which the Company is able to obtain. The Company has an immediate need for capital to continue its current operations

Scientific Developments

The members of the Company’s scientific team have developed a method for the differential diagnosis of neurodegenerative diseases utilizing blood serum, which was co-developed with neurologist, Dr. Stan Appel, Chair of Neurology and his team at The Methodist Hospital Neurological Research Institute in Houston. Under the trade name of NuroPro™, the Company is continuing development of a suite of four tests to differentiate individuals with no known neurological disorders from those with Alzheimer’s disease, Parkinson’s disease, ALS, and other disorders that have similar clinical symptoms as these diseases. The Company is also continuing to do research in the area of early breast cancer detection, based on the identification and study of protein biomarkers in blood serum.

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

License and Sponsored Research

Advanced Bio/Chem entered into a license agreement with the Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M.D. Anderson Cancer Center in September 2003, which the Company acquired in its transaction with Advanced Bio/Chem. The license agreement gives the Company an exclusive, worldwide, royalty-bearing license to certain patent rights and technology rights for proteomic methods of diagnosis and monitoring of breast cancer using nipple aspirate fluids. On February 17, 2006, Power3 received notice from UT M.D. Anderson Cancer Center confirming that the license agreements between Power3 and UT M.D. Anderson Cancer Center were terminated under Section 13.3 of the license agreement for breach of certain payment obligations as outlined in the License Agreement. The letter further described maintenance fees, license documentation fees and patent costs due to UT M.D. Anderson in the amounts of $46,945.62, prior to the termination date. In addition, the letter stated that Power3 was obligated to grant UT M.D. Anderson a non-exclusive royalty-bearing license to improvements made by Power3 and asked the Company to immediately disclose these improvements so that UT M.D. Anderson could consider whether it wished to license them.

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

On March 21, 2005, the Company entered into a collaborative research agreement with New Horizons Diagnostic for the development of antibody based diagnostic tests for neurodegenerative disease utilizing the Company’s identified biomarkers. The research agreement is based on groups of biomarkers whose profiles are relatively sensitive and specific in distinguishing patients with ALS, Alzheimer’s disease and Parkinson’s disease from each other, as well as from normal patients and patients with other neuromuscular and neurological disorders. The purpose of the agreement is to tailor monoclonal and polyclonal antibodies to the biomarkers, which will be incorporated into immunoassays. Once the assays are available, they will be developed to validate diagnostic tests specifically designed to detect and discriminate among the neurodegenerative diseases. The research agreement provides that the parties will develop an agreed upon schedule and budget for the work contemplated thereunder within sixty (60) days of the effective date. The agreement provides that in the event the parties are able to achieve specified goals relating to the development of a diagnostic kit as contemplated by the research agreement, New Horizons would be compensated in any one of the following manners with respect to such diagnostic kit:  (i) a contract to manufacture at least one key component of such diagnostic kit; (ii) royalties on the sale of such diagnostic kit; (iii) the opportunity to form a joint venture with the Company for the commercialization of such diagnostic kit; or (iv) a reasonable percentage of any cash consideration that the Company receives from a third party for such diagnostic kit. Although the form and amounts of any consideration to be paid have not been agreed upon, the parties have agreed to be reasonable in negotiating such consideration.

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

Results of Operations

Three Months Ended March 31, 2006  as Compared to Three Months Ended March 31, 2005

Revenues for the three months ending March 31, 2006 were $-0- and $-0- for the same period in 2005. Due to the Company’s focus on disease diagnosis, protein and biomarkers identification, and research on drug resistance in the areas of cancer, neurodegenerative and neuromuscular diseases, it is unlikely that the Company will receive any revenues from commercial operations in the immediate future.

Total operating expenses were $3,807,987 during the three months ended March 31, 2006 as compared to $4,070,444 for the three months ended March 31, 2005, a decrease of $262,457. The decrease in operating expenses was primarily attributable to a decrease of $271,920 in stock based compensation expense and to the amortized costs of the warrants issued to consultants and to the convertible debenture holders. Other income and expenses, including gain or loss from derivatives, were ($1,097,761) in the first three months of 2006 as compared to $699,565 during the first three months of 2005.

Interest expense thus far in 2006 has amounted to $577,607 as compared to $19,506 during the same three month period of 2005. The increase in interest expense is primarily attributable to the recognition of the original issue discount on notes payable, the additional interest due on the notes payable the company has taken on and the amortization of the debt discounts and deferred finance costs.

The above matters result in our Net Loss being $1,534,869 greater in 2006 than during the first three months of 2005.

Liquidity and Capital Resources

The Company has financed its operations since the date of the Advanced BioChem transaction primarily through the net proceeds generated from the sale of common stock, the issuance of convertible debentures and the issuance of notes payable as bridge loans. From the date of the Advanced BioChem transaction through March 31, 2006, the Company has raised approximately $3,026,978 in debt capital. As described in “Recent Financing” below, the Company may sell an additional $1,600,000 in aggregate principal amount of convertible debentures following the effectiveness of the Registration Statement on Form SB-2 filed by the Company for the resale of certain shares of the Company’s stock by the purchasers of the Company’s convertible debentures. The Company is in default under the terms of the Securities Purchase Agreement, the previously issued debentures and related registration rights agreement and there can be no assurance that the existing investors will purchase all or any portion of the additional $1,600,000 aggregate principal amount of debentures. If additional debentures are issued and sold by the Company, the Company will use a portion of the proceeds from the sale and issuance of such debentures to pay the $451,000 principal balance owing under the promissory notes dated April and September, 2005, the $446,500 principal balance owing under the promissory note dated June 17, 2005, amended in September, 2005 and the Officer Advances.

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

In the event the sale and issuance of the $1,600,000 aggregate principal amount of debentures occurs and the investors exercise their warrants and additional investment rights, the Company anticipates it will have adequate cash to meet its funding requirements through the fourth quarter of 2006. The foregoing projections are based upon the Company’s existing obligations. If the Company’s obligations are increased, the Company will require additional funding sooner than is currently anticipated.

Net cash used in operating activities approximated ($715,402) for the three months ended March 31, 2006, compared to ($445,963) for the three months ended March 31, 2005. The increase in net cash used in operating activities during 2006 was primarily due to a larger loss from operations, losses on derivatives and an increase in accounts payable, as compared to the first three months of 2005.

Net cash provided by financing activities approximated $877,194 for the first three months of 2006 as compared to $338,000 for the three months ended March 31, 2005, based primarily on new bridge loans taken out during the first quarter of 2006.

As of March 31, 2006, the Company’s principal source of liquidity was approximately $163,191 in cash.

Recent Financing

On January 20, 2006, Power3 executed a promissory note in the principal amount of $40,000 payable to Steven B. Rash, Chief Executive Officer, of the Company. Under the terms of the note, the principal amount of Forty thousand dollars ($40,000), (the “Principal”) shall be due and payable on or before July 19, 2006 (the “Maturity Date”.)  Should the principal not be repaid as of July 19, 2006, interest of 6% per year on any unpaid principal amount will be earned by the note holder until such time as all of the principal amount is repaid. This note may be repaid at any time prior to July 19, 2006, without interest or penalty.

During February, 2006, Dr. Ira Goldknopf, the Chief Scientific Officer of the Company, advanced the Company a total of $39,400 in a series of five different infusions as Officer Advances. On March 2, 2006, the Company executed a promissory note in the principal amount of $89,400 payable to Dr. Goldknopf, the “note holder”. This note is due and payable on September 1, 2006 and may be repaid at any time prior to September 1, 2006, by the Company, without penalty. Should the principal not be repaid as of September 1, 2006, interest of 6% per year on any unpaid principal amount will be earned by the note holder, until such time as the entire principal amount has been repaid.

On March 1, 2006, Power3 executed a promissory note in the principal amount of $50,000 payable to Dr. Ira Goldknopf, the Chief Scientific Officer of the Company (the “payee”.)  Under the terms of the note, the principal amount of $50,000 shall be due and payable on or before September 1, 2006 (the “maturity date”.)  Should the principal not be repaid as of September 1, 2006, interest of 6% per year on any unpaid principal amount will be earned the payee until such time as all of the principal amount has been repaid. The note may be repaid at any time prior to September 1, 2006, without interest or penalty.

Previously, in March, 2006, the Company executed a promissory note in the principal amount of $80,000 payable to Steven B. Rash, Chief Executive Officer of Power3. This note was cancelled on March 31, 2006, by mutual consent of the Company and Mr. Rash and no monies were ever received by the Company from Mr. Rash for this note.

On March 29, 2006, the Company executed a promissory note with John Fife (the “note holder”) in the principal amount of $400,000 (the “Principal”.)  The note is due and payable on the earlier of June 28, 2006 or the fifth day following the effective date of the Company’s registration statement on Form SB-2 becoming effective. In case of default, all amounts due on the note shall bear interest at the rate of 18% per annum from the date such interest is due through and including the date of payment. The note is secured by a stock pledge agreement from the Chief Executive Officer and the Chief Scientific Officer of Power3, as a pledge of their personal shares of common stock of Power3.

Plan of Operation and Cash Requirements

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

Absent a source of revenues, the Company will require funding in order to carry out its business plan until such time as it is able to generate sustained revenues. The Company’s current cash requirements are approximately $300,000 per month and the Company anticipates that it will require approximately $3,600,000 for the twelve months ended March 31, 2007, to continue its development activities, undertake and perform clinical validation studies, continue its marketing efforts and maintain its administrative infrastructure, broken down as follows:

Estimated Expenditures Required
During Next Twelve Months

General and Administrative	$2,750,000
Patent filings and intellectual property	$200,000
Capital Expenditures and research agreements	$650,000

Total	$3,600,000

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

As noted previously, the Company entered into a securities purchase agreement and an amendment to the securities purchase agreement pursuant to which certain investors agreed to purchase, subject to the satisfaction of certain conditions, convertible debentures in the aggregate principal amount of $3,000,000. Assuming the completion of the remaining closing and sale and issuance of the remaining $1,600,000 in aggregate principal amount of the convertible debentures, the Company estimates that, after repayment of the bridge loans immediately following the sale and issuance of such debentures, the Company will still require additional cash to allow it to meet its current funding requirements through the second quarter of 2006. In the event the sale and issuance of such debentures occurs and the investors exercise their warrants and additional investment rights, the Company anticipates it will have adequate cash to meet its current funding requirements through the end of 2006.

The Company will continue to require additional debt or equity financing for its operations, which may not be readily available. The Company’s ability to continue as a going concern is subject to its ability to generate a profit or obtain necessary funding from outside sources.

Off-Balance Sheet Arrangements

At March 31, 2006, with the exception of the lease for its operating facility, and employment agreements entered with its three principal officers, the Company did not have any significant off balance sheet commitments.

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

Item 3. CONTROLS AND PROCEDURES

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

Limitations on Effectiveness of Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process, safeguards to reduce, though not eliminate, this risk.

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

During 2005, the Company changed its auditing firm and implemented additional internal controls over documents and accounting that are designed to improve its reporting. The Company’s auditors have identified the above issues as material weaknesses and the Company is consulting with its auditors to remediate these issues.

Other than the changes described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Legal Proceedings

In November 2004, Chapman Spira & Carson, LLC (“Chapman Spira”), an investment banking firm, filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Advanced BioChem (the Predecessor), Power3 and Steven Rash. The suit alleges that Advanced BioChem and Power3 are liable to Chapman Spira for damages allegedly resulting from the breach of a letter agreement between Chapman Spira and Advanced BioChem relating to the performance of strategic and investment banking services. Chapman Spira is seeking damages in the amount of $1,522,000 plus interest. The Company has filed an answer in the lawsuit. The Company disputes the allegations in the complaint and is vigorously defending this matter.

This action was commenced in April, 2005, by an equipment vendor and concerns equipment which the Company acquired in its May 18, 2004 transaction with Advanced BioChem, now known as Industrial Enterprises of America. Advanced BioChem reached a settlement agreement with the equipment vendor in April of 2003 under which Advanced BioChem would pay the equipment vendor $40,000 in installments through August, 2003. As of December 31, 2003, Advanced BioChem had a balance remaining of $20,000. In April, 2005, the equipment vendor filed a lawsuit against Advanced BioChem, certain former officers of Advanced BioChem and against Power3 in order to enforce its claim for the remaining balance which is past due. The Company has filed an answer, disputing the allegations in the complaint and is vigorously defending this matter.

On May 17, 2005, the Law Offices of Jerry Scheff, Spencer and Associates and Proteomic Research Services filed suit against the Company seeking recovery of amounts billed to Power3 for services and legal fees invoiced in November, 2004. In February, 2006, a settlement was reached between all parties and all legal actions between the parties have been fully resolved.

In June, 2005, Charles Caudle and others filed a lawsuit in Harris County, Texas, against Advanced BioChem, Power3 and the officers and directors of both companies. The suit alleges that Advanced BioChem, Power3 and the officers and directors of Power3, are liable to plaintiffs for unspecified damages. The Company, and its officers and directors, has filed an answer denying all claims in the lawsuit. The Company disputes the allegations in the complaint and is vigorously defending this matter.

Plaintiff, Quinn Capital Consulting, Inc. commenced this action against Power3 and Steven B. Rash on May 19, 2005, alleging the breach of a consulting agreement and seeking 500,000 shares of the Company’s common stock. Plaintiff claims that pursuant to the agreement, the Company was required to issue Plaintiff 500,000 shares of the Company’s common stock. The Company disputes the allegations in the complaint, has filed an answer and is vigorously defending this matter.

In January of 2005, Plaintiff Kamy Behzadi, a previous employee of Advanced BioChem and Power3, filed suit against Advanced BioChem and Power3. Plaintiff was seeking 1,000,000 common shares of Power3 pursuant to an Employment Agreement with the Company. In May, 2005, Power3 filed a action against Behzadi regarding his employment with the Company. On March 22, 2006, both lawsuits were settled and all actions between the parties have been fully resolved, pending compliance with the settlement agreement.

On October 28, 2005, Centigrade Services, Inc. commenced this action against Power3 to collect an outstanding debt of $2,117.09 plus court costs. The Company has settled this matter and no further actions are expected on this issue.

On August 3, 2005, Focus Partners LLC filed suit against David Zazoff and Power3, seeking damages in the amount of $480,000 allegedly arising from the Company’s failure to pay consideration, in the form of Company’s stock, to Plaintiff, pursuant to an alleged consulting agreement entered into and between Plaintiff and the Company. Plaintiff alleges that the Company improperly paid such consideration to Zazoff, a former employee of Plaintiff. The Company answered the complaint on December 27, 2005. It denies the material allegations of the complaint and asserts that it has paid all consideration due and owing Plaintiff pursuant to the alleged consulting agreement. The Company has also asserted counterclaims against Plaintiff and cross-claims against Zazoff arising from, among other things, fraudulent acts of Plaintiff and Zazoff committed during the parties’ relationship. The parties are presently engaged in discovery. The Company intends to vigorously defend this matter and prosecute its counterclaims and cross-claims.

On August 30, 2005, Carlotta Lansford, a previous consultant for Advanced BioChem, now known as Industrial Enterprises of America, commenced an action against Advanced BioChem and Power3. Plaintiff is seeking $3,295 in unpaid consulting and accounting fees. The Company believes this lawsuit will be settled prior to the court date, however no resolution has been achieved thus far. The Company disputes the allegations in this matter and is vigorously defending this matter. The debt is recorded in accounts payable by Power3.

On February 15, 2006, Bowne of Dallas LP commenced this action against Power3 seeking payment for services allegedly rendered by Plaintiff to Power3. Plaintiff seeks damages in the amount of $17,315.03. The Company believes this lawsuit will be settled prior to the court date, however no resolution has been achieved thus far. The Company disputes the allegations in the complaint and is vigorously defending this matter. The debt is recorded in accounts payable by Power3.

On October 28, 2005, Power3 received Notice of a Petition to Enforce Foreign Judgement citation filed against the Company by KForce regarding an employment fee adjudicated in December, 2003 in the state of Florida against the Company, in the amount of $15,872.77, together with $4,735.02 in interest. Power3 does not agree with the Foreign Judgement and is attempting to resolve the issue prior to enforcement. No resolution has been achieved on this issue at this time, however the Company is endeavoring to resolve the petition. This debt is recorded and outstanding in accounts payable by the Company. In this action, Plaintiff seeks the enforcement of a foreign judgement entered in December, 2003, in the State of Florida, in the amount of $15,872,77, with interest thereon, for non-payment of fees for services rendered by Plaintiff. The Company disputes the allegations in the complaint and is vigorously defending this matter.

Item 2. Unregistered Sale of Equity Securities and use of Proceeds

During the 1st quarter of 2006, Power3 sold shares of its common stock under its 2004 Stock Compensation Plan as follows:

•                  On January 6, 2006, Power3 sold 500,000 shares of common stock to Congregation Beth Joseph for working capital

•                  On February 3, 2006, Power3 sold 400,000 shares of common stock to four private individuals for working capital

•                  On February 3, 2006, Power3 sold 500,000 shares of common stock to Congregation Beth Joseph for working capital

•                  On February 3, 2006, Power3 sold 214,286 shares of common stock to Congregation Beth Shmiel for working capital

•                  On March 8, 2006, Power3 sold 800,000 shares of common stock to 6 private individuals for working capital

Item 3. Defaults Upon Senior Securities

The Company is in default under the provisions of its October, 2004 Securities Purchase Agreement, and accompanying registration rights agreement and debentures. The default stems from the Company’s inability to obtain effectiveness of the registration statement on Form SB-2, as amended (File No. 333-122227) filed pursuant to the registration rights agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the quarter ended March 31, 2006.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION

10.1

Promissory Note, dated September 5, 2005, executed by Power3 and Cordillera Fund, in the amount of $200,000 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 9, 2005

10.2

Promissory Note, dated September 6, 2005, executed by Power3 and Dr. Ira Goldknopf in the amount of $80,000 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 9, 2005

10.3

Promissory Note (Amended version), dated August 29, 2005, executed by Power3 and John Fife in the amended amount of $446,500 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 9, 2005

10.4	Collaborative Research Agreement, dated October 13, 2005 by and between Power3 and Pfizer Inc. with Pfizer Inc.(incorporated by reference to the Company’s Form 8-K filed on October 19, 2005.)
10.5	Employment Agreement with John Burton dated September 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 21, 2005
10.6

Exclusive License Agreement dated effective June 28, 2005, by and between Power3 and Baylor College of Medicine (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2004

10.7

Patent and Technology License Agreement dated August 1, 2004, by and between Power3 and The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2004

10.8

Patent and Technology License Agreement dated September 1, 2003 by and between The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center and Advanced BioChem (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB for the quarter ended September 30, 2004

10.9

Securities Purchase Agreement dated October 28, 2004 among the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2004

10.10

Amendment to Securities Purchase Agreement dated January 19, 2005, between the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on
Form SB-2 (File No. 122227)

10.11	Power3’s Registration Statement (incorporated by reference to the SB-2 (File No. 122227) as filed on January 21, 2005
10.12	Amended and Restated Employment Agreement for Steven B. Rash (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2005
10.13	Amended and Restated Employment Agreement for Ira L. Goldknopf, PhD (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 5, 2005)
10.14	Collaborative Research Agreement dated March 21, 2005, by and between New Horizons Diagnostics and Power3 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2005
10.15

Collaborative Research and Licensing Agreement dated May 17, 2005, by and between BioSite Incorporated and Power3 (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-KSB filed on September 9, 2005

10.16	Promissory Note dated November 3, 2005 between Power3 and Trinity financing in the amount of $150,000 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed on November 8, 2005).
10.17	Promissory Note executed on December 12, 2005 between Power3 and Trinity Financing (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed December 12, 2005).
10.18*	Promissory Note dated March 1, 2006 between Power3 and Steven B. Rash in the amount of $50,000.
10.19*	Promissory Note dated March 2, 2006 between Power3 and Dr. Ira Goldknopf in the amount of $89,400.
10.20*	Promissory Note, dated March 28, 2006, executed by Power3 and John Fife in the amount of $400,000.
10.21*	Stock Pledge Agreement for Fife Promissory Note, dated March 28, 2006.
10.22*	Agreement between Power3 and Glocap executed on January 5, 2006.
10.23*	Agreement between Power3 and The Kaminer Group executed on February 9, 2006.

31.1*	Certification
31.2*	Certification
32.1**	Certification Pursuant to Section 906
32.2**	Certification Pursuant to Section 906

  *Filed with this report.
**Furnished with this report.

(1)  Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Power3 Medical Products, Inc. (Registrant)

Date: May 15, 2006	By:	/s/ Steven B. Rash
Steven B. Rash
Chairman and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Rash	Chairman and	May 15, 2006
Steven B. Rash	Chief Executive Officer

/s/ John P. Burton	Chief Financial Officer	May 15, 2006
John P. Burton