Form 10QSB
period 2006-06-30
POWER 3 MEDICAL PRODUCTS INC
filed 2006-08-11
CIK 1063530

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐      No ☒

As of August 8, 2006, there were 70,470,955 shares of voting common stock of the registrant issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)?
Yes ☐      No ☒

Transitional Small Business Disclosure Format (check one):
Yes ☐      No ☒

I. FINANCIAL INFORMATION
Item 1. Financial Statements

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEET AS OF June 30, 2006
(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$152,869
All Other Current Assets	31,625
Total Current Assets	184,494
FIXED ASSETS
Furniture, Fixtures and Equipment	57,109
(Net of accumulated depreciation of $78,824)
Intellectual Property	179,786
Total Fixed Assets	236,895
OTHER ASSETS
Goodwill	13,371,776
Deferred Finance Costs	277,477
Deposits	25,900
Total Other Assets	13,675,153

TOTAL ASSETS	$14,096,542

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,077,792
Notes Payable-in default	1,622,153
Convertible Debentures-in default	119,136
Other Current Liabilities	2,079,626
Derivative Liabilities	1,599,778

TOTAL LIABILITIES	$6,498,485

STOCKHOLDER'S EQUITY
Common Stock-$0.001 par value:150,000,000 shares authorized;	70,470
70,470,955 shares issued and outstanding
Additional Paid-In Capital	58,885,813
Deferred Compensation Expense	(581,725)
Deficit accumulated before entering development stage	(11,681,500)
Deficit accumulated during development stage	(39,095,002)
Total Stockholder’s Equity	7,598,056
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$14,096,542

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

LIABILITIES AND STOCKHOLDER'S EQUITY
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

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(unaudited)

	For the three month period ended June 30, 2006		For the three month period ended June 30, 2005	For the six month period ended June 30, 2006	For the six month period ended June 30, 2005	Development Stage from May 18, 2004 to June 30, 2006
			(as restated)		(as restated)
REVENUES:
Sales		$100,000		100,000		100,000
Other revenue						4,000
Total revenue		$100,000		100,000		104,000

COST OF GOODS SOLD:
Production costs
Total cost of goods sold	$

GROSS PROFIT		100,000		100,000		104,000

OPERATING EXPENSES:
Stock based compensation		$1,661,306	3,296,275	4,746,161	6,653,050	25,150,018
Employee compensation and benefits		276,331	303,497	728,119	613,454	2,784,977
Professional and consulting fees		168,949	197,311	356,872	380,077	8,122,043
Occupancy and equipment		25,122	27,209	51,996	63,362	232,051
Travel and entertainment		21,508	26,404	35,898	48,410	192,522
Other selling, general and administrative expenses		35,086	259,681	77,242	455,743	617,960
Total operating expenses		2,188,302	4,110,377	5,996,288	8,214,096	37,099,571

LOSS FROM OPERATIONS		$(2,088,302)	(4,110,377)	(5,896,288)	(8,214,096)	(36,995,571)

OTHER INCOME AND (EXPENSE):
Derivative income (expense)		$375,311	751,038	(144,843)	1,469,884	3,445,389
Interest income			35		259	1,475
Other income (expense)			(420,000)		(420,000)	(715,077)
Interest (expense)		(247,386)	(13,770)	(824,994)		(1,450,243)
Total other income(expense)		$127,925	317,303	(969,837)	1,050,143	1,281,544

NET LOSS		$(1,960,377)	$(3,793,074)	(6,866,125)	(7,163,954)	(35,714,027)

NET LOSS PER SHARE		$(0.03)	(0.06)	(.10)	(.11)	$(0.51)

Weighted average number of shares outstanding		70,058,188	65,345,121	70,058,188	65,345,121	70,058,188

POWER 3 MEDICAL PRODUCTS, INC
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Development
	For the Six	For the Six	Stage Results
	Months Ended	Months Ended	May 18, 2004 -
	June 30, 2006	June 30, 2005	June 30, 2006
Operating Activities:		(as restated)

Net Loss	(6,866,125)	(7,163,954)	(35,714,027)
Adjustment to reconcile net loss to net cash
used in operating activities:
Stock based services and compensation	4,746,161	6,653,050	31,976,518
Stock issued to retire preferred stock and debt
Derivative (income) expense	(144,843)	(1,469,884)	(3,445,389)
Depreciation and amortization	13,642	22,325	78,824
Amortization of debt discount and finance costs		5,000
Other
Decrease(increase) in deposits			(25,900)
Decrease(increase) in prepaids
Increase (decrease) in Deferred finance costs	(12,550)	57,265	277,477
Increase(decrease) in accounts payable and accrued liabilities and other	1,575,775	536,635	2,997,538

Net cash used in Operating Activities	(687,940)	(1,359,563)	(3,854,959)

INVESTING ACTIVITIES
Capital expenditures, net	(13,642)	36,637	(71,842)
Increase (decrease) in other assets	10,488	53,673	25,693
Net cash used in Investing Activities	(3,254)	90,310	(46,149)

FINANCING ACTIVITIES
Proceeds from CD, warrants and investment rights		385,600	1,197,041
Adjustment related to derivatives			198,865
Proceeds from borrowings under notes payable (net)	588,780	761,650	1,756,273
Proceeds from sale of common stock, net	253,929		901,746

Net cash provided by financing activities	842,709	1,147,250	4,053,925

Net increase (decrease) in cash and cash equivalents	151,515	(122,003)	152,817

Cash and cash equivalents, beginning of period	1,399	158,301	97

Cash and cash equivalents, end of period	152,914	36,298	152,914

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS (cont.)
(unaudited)

	For the Six months ended June 30, 2006	For the Six months ended June 30, 2005	Cumulative during Development Stage May 18, 2004 to June 30, 2006

Cash paid for:
Interest	0	0	59,840
Income taxes	0	0	0

Non-cash transactions:
Conversion of convertible notes payable and accrued interest to common stock
Conversion of accrued payroll to preferred stock
Conversion of stockholder advances to notes payable			-
Conversion of notes payable to advances from stockholders	384,959
Common stock issued for services (at market, date of agreement or contract):
For consulting contracts and services	244,314		10,377,454
For asset acquisition (15,000,000 shares)			13,500,000
For compensation contracts			25,066,500
Conversion of preferred stock to common stock			3,380,975
Conversion of other liabilities to stockholder advances
Issuance of warrants in connection with services
Issuance of warrants in connection with convertible debentures	-

See notes to the condensed financial statements.

POWER 3 MEDICAL PRODUCTS, INC
(A Development Stage Enterprise)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 1. ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

Power3 Medical Products, Inc. (the “Company” or “Power3 ”) was incorporated in the State of Florida on May 15, 1992 and merged into a New York Corporation in 1994, under the name Sheffield Acres, Inc. Power3 and its wholly owned subsidiaries, C5 Health, Inc. (C5), which was officially dissolved in the State of Delaware and the State of Florida effective December 31, 2003 and Power3 Medical, Inc., a Nevada Corporation, now known as Tenthgate, Inc., were engaged in product development, sales, distribution and services for the healthcare industry. On September 12, 2003, Surgical Safety Products, Inc. amended its Certificate of Incorporation to (a) declare a 1:50 reverse split of its common stock; (b) increase its authorized capital to 150,000,000 shares of common stock and 50,000,000 shares of preferred stock; and (c) change its name to Power3 Medical Products, Inc. All references to the number of shares in the accompanying financial statements and notes thereto have been adjusted to reflect the stock split as if it occurred on January 1, 2004.

Prior to May 17, 2004, the Company had one direct subsidiary, Tenthgate, Inc. (“Tenthgate”), a Nevada corporation formerly known as Power3 Medical, Inc. Prior to this date, Tenthgate was accounted for, by Power3, as a wholly-owned subsidiary, operating as a “development stage company”, under the cost method. As part of the transaction which involved the acquisition of substantially all the assets and certain liabilities from Advanced BioChem, now known as Industrial Enterprises of America, it was agreed that Power3 would distribute the shares of its subsidiary, Tenthgate, to its then existing shareholders. To fulfill this obligation, the shares of Tenthgate were transferred to a trustee for distribution to the shareholders of Power3 as of May 17, 2004. Tenthgate was spun off because the management of Power3, in place prior to May 17, 2004, desired to continue to own and eventually operate this subsidiary. At the time of the spinoff, Tenthgate was granted the rights to market a product line that had previously been marketed by Power3 but which the company had decided to abandon. Tenthgate had not been an operating company, and their management has apparently abandoned any plans to market the product as evidenced by their SEC filings, specifically their amended 10-QSB filed for the quarterly period ending January 31, 2005, wherein they specifically state that they are a “development stage company.” The prior operations of the company which are reflected in the financial statements as occurring prior to reentering the development stage were the operations the Company had decided to abandon and which were transferred to the prior shareholders under the control of prior management. Any activities since May 17, 2004, are not consolidated from Power3 because Power3 does not now own or control the operations or activities of Tenthgate, nor are their activities associated with Power3 in any manner whatsoever.

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

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, derivative financial instruments, other current liabilities, and convertible debentures. Management believes the carrying values of cash and cash equivalents, accounts payable, accounts payable and accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature. The convertible debentures have a face value and carrying value of $152,874 and $1,400,000, respectively and the Trinity notes payable have a face value and carrying value of $326,970 and $315,000, respectively

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

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

Furniture, Fixtures and Lab Equipment

Furniture, fixtures and lab equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the assets’ estimated useful lives. At June 30, 2006, certain lab equipment having a net book value of approximately $57,000 serves as security for certain liabilities.

Debt Discounts and Deferred Finance Costs

Debt discounts and deferred finance costs are being amortized through periodic charges to interest expense over the maximum term of the convertible debentures of three years using the effective interest method. Amortization of debt discounts to interest expense amounted to $45,603 for the quarter ended June 30, 2006.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 142 “Accounting for Intangible Assets” provides that goodwill is not subject to periodic amortization, but is evaluated at least annually for impairments. The goodwill acquired by the Company at the time of the May 18, 2004 transaction was evaluated at June 30, 2006, and for the years ended December 31, 2005 and 2004. Goodwill was determined to not be impaired because the fair value of the reporting unit, based on the market capitalization of the Company, exceeded the carrying value of the reporting unit, based on assets minus liabilities, at year end 2005 and at June 30, 2006.

Net Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128 "Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss, adjusted for using the “if-converted method” for convertible securities, for the period by the weighted average number of common and common equivalent shares (using the “treasury-stock” method) outstanding during the period. In periods in which common stock equivalents would be anti-dilutive, such shares are ignored in the loss per share calculations because they would have an anti-dilutive effect.

Stock - Based Compensation

The Company accounts for equity instruments awarded to employees for services based on the fair value of common stock issued and the intrinsic value of stock options and warrants. The company accounts for all equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Fair value is measured based on the closing market price of the common stock on the effective date of the agreement or Board resolution, using the Black Scholes valuation model.

During the 2nd quarter of 2006, the Company amortized $1,601,954 to stock-based compensation for employees who had been issued stock and $59,362 for warrants issued in 2004 and 2005.

Income Taxes

The Company computes income taxes using the asset and liability method in accordance with Financial Accounting Standards Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. There were no significant temporary differences at June 30, 2006.

Research and Development

Research and development costs, which approximated $62,066 for the quarter ended June 30, 2006, were expensed as incurred.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Advertising Costs

Advertising costs are expenses as incurred. No advertising expenses were incurred during the quarter ended June 30, 2006.

Note 3.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has primarily been involved in research and development and capital raising activities. As such the Company has incurred significant losses from operations during 2004 and 2005 and in 2006, through the end of the quarter ending June 30, 2006..

As a result, the Company has an immediate need for capital to continue its operations, and it will need to raise significant additional funds to implement its business plan. This cash will have to come from equity sales and/or borrowings and management has projected that the Company will need significant additional capital for development and other ongoing operational activities before it will have any anticipated revenue generating products. The actual amount of funds that the Company will need will be determined by many factors, some of which are beyond the Company’s control. These factors include:

▪	The extent to which the Company enters into licensing arrangements, collaborations or joint ventures;
▪	The progress and results of research and product development;
▪	The costs and timing of obtaining new patent rights;
▪	The extent to which the Company requires or licenses other technologies; and
▪	Regulatory changes and competition and technological developments in the market.

A current possibility available to the Company is to raise the remaining funds of $1,600,000 potentially available to them pursuant to the Securities Purchase Agreement dated October 28, 2004 (the “Agreement”). These funds will be immediately reduced by the payment of certain delinquent payables of approximately $1,597,500 of certain bridge financing received in 2005 and 2006. The Company is in immediate need for capital to continue its operations and as such its ability to continue as a going concern is subject to its ability to generate a profit or obtain necessary funding from outside sources. Management believes that even though the Company currently has limited cash resources and liquidity, assuming exercise of the warrants and additional investment rights specified in the Agreement, that the net funds available from the final closing under such Agreement will allow the Company to continue operations through December, 2006. In the event the final closing and sale of $1,600,000 in aggregate principal amount of debentures occurs, but the warrants and additional investment rights are not exercised, the Company anticipates that it will need to raise additional capital prior to September, 2006 to meet its operating costs. However, the Company is currently in default under the conditions set forth in the Agreement as well as the debentures and registration rights agreement and consequently, there is no assurance that the Company will be successful in completing the sale and issuance of the remaining $1,600,000 aggregate principal amount of debentures and/or the additional investments rights pursuant to the Agreement. If the Company is unsuccessful in the closing of the sale and issuance of the $1,600,000 aggregate principal amount of debentures at the final closing, the Company will be required to obtain alternative financing, sell or license some of its technology, and/or curtail or cease its operations. Any such funding may significantly further dilute existing shareholders or may limit the Company’s rights to its technology. Moreover, the increase in the number of shares available in the public marketplace may reduce the market price for the Company’s common stock, and consequently, the price investors may receive at the time of sale. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

During each of the 1st two quarters of 2006, $59,352 was amotized to stock compensation expense for warrants.

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

Note 6. RELATED PARTY TRANSACTIONS

During the 1st and 2nd quarters of 2006, a holder of a Note Payable from the Company began selling shares which had been personally pledged to him by officers of the company, as consideration for the Note, and the note holder offset the revenue received from selling these personally pledged shares against the Note Payable due to him. In order to recognize this change in Note Payable balance due to the holder, the Company has converted $297,698 from Note Payable (Fife) to Due to Officer(R), representing the total amount of proceeds received through June 30, 2006, from the sale of common shares pledged by Steven B. Rash and $87,261 to Due to Officer (G) representing the total amount of proceeds received through June 30, 2006, from selling common shares pledged by Dr. Ira Goldknopf.

Note 7. OTHER COMMITMENTS AND CONTINGENCIES

Operating Lease for Office and Laboratory Space

In August 2004, the Company entered into a new lease which expires on August 31, 2009, has an initial term of sixty-three months, and requires base monthly minimum lease payments ranging from approximately $6,000 to $9,600 (plus utilities and operating expenses) over the lease term. The lease contains a provision which allows the Company to extend the lease for two additional terms of sixty months. Rent expense (for the office lease) was $20,236 for the quarter ended June 30, 2006.

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

Future lease commitments are as follows:

2006	$64,086
2007	$106,420
2008	$114,800
2009	$39,434

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

Chief Financial Officer - The employment agreement is effective as of September 1, 2005 and has an initial term of three years, subject to each party’s termination rights. The agreement provides for a base salary of $100,000 per year and the opportunity to receive cash bonuses based on performance upon the discretion of our board of directors. The agreement also includes participation in employee benefit plans offered by us to our employees, as well as a grant of 140,000 shares of restricted common stock. Either party may terminate the Chief Financial Officer’s employment under the contract, either with or without cause upon giving the other party at least thirty days notice. If the Company terminates the chief financial officer’s employment at any time during the initial term without cause, he will be entitled to receive compensation provided under the agreement for the remaining initial term of employment. In addition, in the event of a change in control as defined in the agreement, the Company may waive, in whole or in part, any and all remaining restrictions on the restricted shares of common stock granted to him.

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

Future required payments for base compensation under all of the employment agreements discussed above are approximately as follows:

Periods Ending December 31,	Amounts

2006	313,333
2007	410,000
2008	350,000
2009	131,250

Total	$1,204,583

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

In addition, an equipment vendor filed a complaint against Advanced BioChem (which related to equipment acquired by Power3 in the May 18, 2004 transaction) in April of 2002 in a California court alleging breach of contract and seeking damages. Advanced BioChem reached a settlement agreement in April of 2003 under which Advanced BioChem agreed to pay the vendor $40,000 in installments through August of 2003. At December 31, 2003, Advanced BioChem had a balance remaining of $20,000. In April 2005 the equipment vendor filed a lawsuit against Advanced BioChem and certain former officers of Advanced BioChem, and against Power3, in order to enforce its claim for the remaining balance which is past due and may be assumed by the Company as part of the settlement of the dispute with Advanced BioChem as to liabilities assumed in the May 18, 2004 transaction. The Company has filed an answer, disputing all allegations in the complaint and expects to settle this suit in upcoming mediation. As such, no effect has been given to any loss that might result from the outcome of this litigation in the accompanying financial statements.

In June, 2005, Charles Caudle et al filed a lawsuit in Harris County, TX against Advanced BioChem, Power3 and the officers and directors of both companies. Power3 has filed an answer denying all claims in the lawsuit. The Company believes that the Plaintiff’s claims are without merit, however the Company cannot be assured it will prevail or if the outcome of the action will adversely affect the Company’s financial position or operations. The Company disputes the allegations in the complaint and the matter has been scheduled for mediation on August 25, 2006. No effect has been given to any loss that might result from the outcome of this litigation in the accompanying financial statements.

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

In September, 2005, Focus Partners LLC filed suit against David Zazoff and Power3 alleging that Power3 breached its agreement with Focus Partners in that it failed to issue stock to the Plaintiff according to the terms of their agreement, that the stock in question was issued to Zazoff and that Zazoff later sold the stock in question for $480,000. The Company intends to vigorously defend this matter and prosecute its claims and cross-claims. Negotiations between the parties are ongoing, however no resolution has been achieved so far. No effect has been given to any loss that might result from the outcome of this litigation in the accompanying financial statements.

The Company is involved in several other debt collection lawsuits totaling approximately $38,600 plus court costs and interest. Since none of these matters has come to court, or is expected to within a short amount of time, the Company cannot be certain how any of these four matters will be resolved. Although the Company disputes certain of the claims in these matters, the original debt amounts are recorded in accounts payable on the balance sheet of the Company.

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

Upon the occurrence of an event of default, each debenture may become immediately due and payable, either automatically or by declaration of the holder of such debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 130% of the principal amount of the debentures to be prepaid or the principal amount of the debentures to be prepaid, divided by the conversion price on the date specified in the debenture, multiplied by the closing price on the date set forth in the debenture. .

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

Convertible Debentures, Warrants and Additional Investment Rights:

The carrying values of the Company’s convertible debentures amounted to $14,251 and $75,279, at December 31, 2004 and 2005, respectively. The carrying values were increased to $107,280 as of March 31, 2006 and $152,874 as of June 30, 2006. Convertible debentures consist of face value $1,000,000 and $1,400,000, as of December 31, 2004 and 2005, respectively, non-interest bearing convertible debentures due in two traunches: $1,000,000 on October 28, 2007 and $400,000 due on January 26, 2008. The convertible debentures arose from the aforementioned financing, where the proceeds were allocated among the components of the financing arrangement, as follows:

	Traunch 1	Traunch 2
Instrument:	October 28, 2004	January 26, 2005	Total
Convertible debentures (1)	$--	$--	$--
Common stock warrants (2)	3,070,750	135,000	3,205,750
Embedded conversion feature	882,556	266,592	1,149,148
Additional investment rights	606,867	225,415	832,282
Derivative loss	(3,560,173)	(227,006)	(3,787,179)
Total gross proceeds (3)	$1,000,000	$400,000	$1,400,000

(1)
The discount to the face value of the convertible debentures that resulted from the allocation is being amortized through periodic charges to interest expense using the effective method. Amortization of the discount amounted to $14,251 and $61,028 during the years ended December 31, 2004 and 2005, respectively, and $45,603 for quarter ended June 30, 2006.

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

(3)
Direct financing costs associated with the offerings amounted to $140,959 and $62,000 for Traunch 1 and Traunch 2, respectively. Deferred financing costs are being amortized through periodic charges to interest expense using the effective method. Amortization of the deferred financing costs amounted to $7,238 for the quarter ended June 30, 2006.

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

Fair value considerations for derivative financial instruments:

Freestanding derivative financial instruments, consisting of warrants that arose from the debenture financing, are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model are as follows:

	Traunch 1	Traunch 2
Instrument	Features	Features
Conversion prices	$0.10—$0.90	$0.10—$1.08
Remaining terms (years)	1.6—4.5	1.8—4.5
Equivalent volatility	78.17%--81.53%	78.17%--81.53%
Equivalent interest-risk adjusted rate	5.18%--5.43%	5.20%--5.24%
Equivalent credit-risk adjusted yield rate	23.1%--45.7%	12.8%--14.2%

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

Assumptions included exercise estimates/behaviors and the following other significant estimates:

	Traunch 1	Traunch 2
Instrument	Features	Features
Conversion prices	$0.10—$0.90	$0.10—$1.08
Remaining terms (years)	1.6—4.5	1.8—4.5
Equivalent volatility	78.17%--81.53%	78.17%--81.53%
Equivalent interest-risk adjusted rate	5.18%--5.43%	5.20%--5.24%
Equivalent credit-risk adjusted yield rate	23.1%--45.7%	12.8%--14.2%

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

Instrument	Other Warrants	Preferred Stock
Exercise prices (1)	$0.14--$3.00	$1.00
Initial term (years)	5.0—8.0	5.0
Volatility	84.90%--171.12%	84.90%
Risk-free rate	3.34%--3.73%	3.34%

(1)
The weighted average exercise price of the other 3,480,000 common stock warrants is $0.61. As previously discussed, the preferred stock was converted to common stock before the close of the 2004 year end.

Trinity Notes Payable

During November and December 2005, the Company issued $300,000 face value, 11% notes payable and detachable warrants to purchase 2,000,000 shares of common stock to Trinity Financing Investments Corporation. Principal due on the notes was payable in the amount of $150,000 in March and $150,000 in April, 2006, along with accompanying interest. The notes remain outstanding and payable as of June 30, 2006. The warrants have eight-year terms and strike prices of $0.25 for 1,000,000 shares and $0.14 for 1,000,000 shares.

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

Note 9. OTHER SIGNIFICANT EQUITY TRANSACTIONS

On January, 5, 2006, Power3 executed an agreement with Glocap Advisors LLC (“Glocap”) wherein the Company engaged Glocap to act as financial advisors and provide the Company with financial advice and strategic consulting services. The Company agreed to provide Glocap with a retainer equal to $30,000 in free-trading common stock of the Company upon the signing of the engagement letter. In confirmation of this agreement, Power3 issued 226,415 shares of common stock to Glocap, as S-8 shares issued under its 2004 Stock Compensation Plan. Power3 continues to work closely with Glocap in the area of potential strategic and financial partners.

On June 16, 2006, Power3 engaged Equititrend Advisors, LLC, a San Diego, California based company to provide consulting services to Power3. The consulting services to be provided will focus on the development, implementation and maintenance of an ongoing program to increase the public and investment community’s awareness of Power3’s products, scientific accomplishments and business activities. In addition, Equititrend will endeavor to stimulate the investment community’s interest in Power3. Equititrend will be compensated by receiving 300,000 shares of S-8 common stock of Power3.

Stock Option Plans

The Company has various stock option and warrant plans outstanding. Options granted under the 1998 stock option plans are exercisable only after the respective vesting period, which is determined by the Company's stock option committee. Options expire seven years from the date of grant. Under the 1999 stock option plan, options granted to employees vested ratably over three years as determined by the Company's stock option committee for options granted to officers, directors, and consultants. Options expire ten years from the date of grant. A total of 6,360 options remained in effect for warrants granted in 2000. The fair value of these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for warrants granted in 2000: risk-free interest rate of 6.03%;dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of $.34; and a weighted-average expected life of the options of 2.7 years.

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

In January 2004, the Company’s Board of Directors approved the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant, and Stock Award Plan (the 2004 Plan). Pursuant to the 2004 Plan, initially 10,000,000 shares of common stock, warrants, options, preferred stock or any combination thereof may be optioned. After the grant of any option, warrant or share of preferred stock, the number of shares that may be optioned under the 2004 Plan will be increased. The number of shares of such increase shall be an amount such that immediately following such increase, the total number of shares issuable under this plan and reserved for issuance upon exercise of options, warrants, or conversion of shares of preferred stock will equal 15% of the total number of issued and outstanding shares of the Company’s common stock. The Company has issued 39,497,073 shares of common stock and 580,000 warrants under the 2004 Plan. Based upon the automatic increase provisions above, the number of shares available for issue under the Plan is 10,570,644, based upon 15% of the outstanding shares as of June 30, 2006.

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

A summary of the Company’s warrant activity and related information for the years ended December 31, 2005 and 2004 is as follows:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding at beginning of year	3,086,360	1.46	6,360	12.50

Cancelled	-	-	-	-

Granted	2,333,333.32		3,080,000	1.44

Exercised	-	-	-	-

Outstanding at end of year	5,419,693.97		3,086,360	1.46

Exercisable at the end of the year	5,419,693.97		3,086,360	1.46

The following table summarizes information about the Company’s Warrants outstanding at December 31, 2005...

		Weighted Average	Weighted
	Number	Remaining Contractual	Average
Exercise Price	Outstanding	Life (in years)	Exercise Price
$.14	1,000,000	8.0	$.14
$.25	1,000,000	7.0	$.25
$.98	300,000	2.0	$.98
$1.00	100,000	1.5	$1.00
$1.08	333,333	2.0	$1.08
$1.43	50,000	1.8	$1.43
$1.44	2,500,000	1.9	$1.44
$2.77	30,000	2.0	$2.77
$3.00	100,000	1.9	$3.00
$6.50	5,460	5.0	$6.50
$50.00	900	2.0	$50.00

	5,419,693		$.97

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

The Company has successfully identified more than 500 potential protein biomarkers. Of these, 350 were identified by mass spectroscopy.

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

More specifically, the Agreement provides that the Company shall propose target biomolecules for the collaborative research program; Biosite and the Company shall mutually select certain target biomolecules for immunization ("Program Target"); and Biosite shall use commercially reasonable efforts to develop monoclonal and omniclonal antibodies to the selected target biomolecules that meet the specification set out by the parties ("Program Antibodies"). Upon Biosite's written request subsequent to the delivery of Program Antibodies to the Company, the Company will provide Biosite with blood-based clinical samples useful in the assessment of the Program Antibodies.

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

Under the terms of the Agreement, Power3 grants to Biosite a non-exclusive, worldwide, royalty-bearing license under the Power3 patent rights for the target biomolecules and Power3 know-how rights to develop, make, have made, use, offer for sale, sell and import Biosite Products for use in the detection, prognosis, diagnosis or monitoring of any neurological-related disease. This license includes the right for Biosite to grant one sublicense for each Program Target, provided that the grant of such sublicense will replace Biosite's own rights under the license.

In consideration for the collection and transfer of samples, Biosite shall pay specified fees to Power3 based on a minimum number of samples delivered to Biosite and per unit fees for samples delivered in excess of the minimum.

Biosite shall pay the Company milestone payments based on certain specified events as follows:

• upon the earlier of (a) the First Commercial Sale by Biosite of a Biosite Product, or the effective date of the first written agreement between Biosite and a Third Party sublicensee for a sublicense,

• upon demonstration, as determined in Biosite's sole and reasonable discretion, that a panel of antibodies (including one or more antibodies to a Program Target) is suitable for development of a commercial product,

• upon the first submission by Biosite of the first 510(k) (premarket notification) or PMA (pre-market approval application) to the FDA for the first Biosite Product; and

• upon the first FDA approval of the first 510k or PMA submitted by Biosite for the first Biosite Product.

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

On October 13, 2005, Power3 executed a Research Agreement with Pfizer, Inc. to further evaluate the Company’s NuroPro™ test capabilities and to test blind and unblinded samples, provided by Pfizer, under controlled conditions. The Company has completed the analysis of the results and has presented them to Pfizer.

On December 28, 2005, the Company submitted 6 breast cancer blood serum biomarkers to Biosite, for consideration under the agreement. The development of antibodies was begun by Biosite in the quarter ending March, 2006 and the Company received its first payment, from Biosite in the second quarter ending June 30, 2006, for blood serum samples only, collected in association with the Biosite Licensing/Collaboration Agreement.

On May 16, 2006, Power3 entered into a Materials Transfer and Confidential Disclosure Agreement with Innogenetics N.V., a Belgium-based international biopharmaceutical company. The current proposal is an assessment of the utility of the Company’s NuroPro™ to differentiate control subjects from subjects with Alzheimer’s disease. It is anticipated the assessment will begin in third quarter 2006.

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

During the past year, Power3 has conducted clinical validation studies of its breast nipple aspirate fluid breast cancer test at three clinical sites: Mercy Woman’s Center in Oklahoma City, the NYU Medical Center in New York City and Obstetrics and Gynecological Associates at The Woman’s Hospital in Houston. The use of breast duct fluid samples for this purpose is the subject of an issued patent and patent pending license from MD Anderson Cancer Center.

Concurrently, Power3 conducted its own biomarker discovery program using blood serum samples collected from the same clinical validation sites, in collaboration with Dr. Alan Hollingsworth at the Mercy Woman’s Center. Starting November 2004, Power3 analyzed 548 sera from breast cancer, benign patients and normal individuals.

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

The Company is continuing its ongoing clinical validation program in collaboration with the Methodist Neurological Institute. The initial phase was completed in July 2004 and the latest phase was completed in March, 2006. The Company’s database continues to increase with unique samples classified either as normal or being clinically diagnosed with ALS, Alzheimer’s, Parkinson’s, and other related neurological disorders. The number of differentially expressed proteins used in the discriminant analysis is 47, of which 43 protein biomarkers have been identified. The ability to differentiate diseases from each other and from normal and disease controls has improved using the proprietary PD3™ process, including Polyiterative™ biostatistical analysis on the larger database and the expanded set of biomarkers. Currently, select panels of biomarkers are being employed in development of the NuroPro™ blood serum-based tests for four disease diagnostics including neurological diseases of motor control such as Parkinson’s disease, ALS and their like disorders; ALS specific tests for ALS vs. ALS-like disorders; Alzheimer’s disease specific tests; and a Parkinson’s disease-specific test. Pre-IDE applications for the first two have been filed with the U.S. Food and Drug Administration.

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

Intellectual Property

During the quarter ended June 30, 2006, Power3 filed one utility patent application with the United States Patent and Trademark Office, entitled “Assay for Neuromuscular Diseases”. The filing of this patent increases the number of pending patent applications to 21.

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

Results of Operations

Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005

Revenues for the three months ending June 30, 2006 were $100,000 and $-0- for the same period in 2005. This revenue resulted from the sale of previously gathered blood serum samples, rather than from the commercial production of goods or services. Due to the Company’s focus on disease diagnosis, protein and biomarker identification, and research on drug resistance in the areas of cancer, neurodegenerative and neuromuscular diseases, it is unlikely that the Company will receive any revenues from commercial operations in the immediate future.

Total operating expenses were $2,188,302 during the three months ended June 30, 2006 as compared to $4,110,377 for the three months ended June 30, 2005, a decrease of $1,922,075. The decrease in operating expenses was primarily attributable to a decrease of $1,634,969 in stock-based compensation expense and amortized costs of the warrants issued to consultants and to the convertible debenture holders. This reduction was not due to any personnel losses, but rather to the end of the accounting amortization period for the stock-based compensation costs. Other income and expenses, including gain from derivatives, were $127,925 in the quarter ended June 30, 2006 as compared to $317,303 during the quarter ended June 30, 2005.

Interest expense thus far in 2006 has amounted to $824,994 as compared to $-0- during the same six month period of 2005. The increase in interest expense is primarily attributable to the recognition of the additional interest due on the notes payable the company has taken on and the amortization of the debt discounts and deferred finance costs.

The above matters result in our Net Loss being $1,832,697 less thus far in 2006 than during the first six months of 2005.

Liquidity and Capital Resources

The Company has financed its operations since the date of the Advanced BioChem transaction primarily through the net proceeds generated from the sale of common stock, the issuance of convertible debentures and the issuance of notes payable as bridge loans. From the date of the Advanced BioChem transaction through June 30, 2006, the Company has raised approximately $3,292,978 in debt capital. As described in “Recent Financing” below, the Company may sell an additional $1,600,000 in aggregate principal amount of convertible debentures following the effectiveness of the Registration Statement on Form SB-2 filed by the Company for the resale of certain shares of the Company’s stock by the purchasers of the Company’s convertible debentures. The Company is in default under the terms of the Securities Purchase Agreement, the previously issued debentures and related registration rights agreement and there can be no assurance that the existing investors will purchase all or any portion of the additional $1,600,000 aggregate principal amount of debentures. If additional debentures are issued and sold by the Company, the Company will use a portion of the proceeds from the sale and issuance of such debentures to pay the principal balance owing under the promissory notes dated April and September, 2005, the principal balance owing under the promissory note dated June 17, 2005, amended in September, 2005 and the Officer Advances.

The Company’s liquidity and capital needs relate primarily to working capital, development and other general corporate requirements. The Company has not received any cash from operations, other than from the sale of blood serum samples previously gathered. The Company has an immediate need for capital to continue its current operations. In addition to seeking additional capital, the Company will seek revenues from research grants, collaboration agreements, and other strategic alliances.

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

Net cash used in operating activities amounted to ($687,940) for the six months ended June 30, 2006, compared to ($1,359,563) for the six months ended June 30, 2005. The change in net cash used in operating activities during 2006 was primarily due to a smaller loss from operations and an increase in accounts payable, as compared to the same three months of 2005.

Net cash provided by financing activities approximated $842,709 for the six months ended June 30, 2006, as compared to $1,147,250 for the six months ended June 30, 2005. The decline was based primarily on lower amounts of new bridge loans taken out during the second quarter of 2006.

As of June 30, 2006, the Company’s principal source of liquidity was approximately $152,914 in cash.

Recent Financing

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

On June 1, 2006, the Company executed a promissory note with John Fife (the “note holder”) in the principal amount of $266,000 (the “Principal”.) The note is due and payable on the earlier of August 12, 2006 or the fifth day following the effective date of the Company’s registration statement on Form SB-2 becoming effective. In case of default, all amounts due on the note shall bear interest at the rate of 18% per annum from the date such interest is due through and including the date of payment. The note is secured by a stock pledge agreement from the Chief Executive Officer of Power3, as a pledge of his personal shares of common stock of Power3.

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

Absent a source of revenues, the Company will require funding in order to carry out its business plan until such time as it is able to generate sustained revenues. The Company’s current cash requirements are approximately $250,000 per month and the Company anticipates that it will require approximately $3,000,000 for the twelve months ended June 30, 2007, to continue its development activities, undertake and perform clinical validation studies, continue its marketing efforts and maintain its administrative infrastructure, broken down as follows:

Estimated Expenditures Required
During Next Twelve Months

General and Administrative	$2,450,000
Patent filings and intellectual property	$100,000
Capital Expenditures and research agreements	$450,000

Total	$3,000,000

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

Off-Balance Sheet Arrangements

At June 30, 2006, with the exception of the lease for its operating facility, and employment agreements entered with its three principal officers, the Company did not have any significant off balance sheet commitments.

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

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company will be required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123, FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. The Company has not yet determined the impact that FAS 123 (R) will have on its financial statements.

Item 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation and for the reasons set forth below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2005 and June 30, 2006.

As reported in the Company’s Quarterly Reports on Form 10-QSB, the Company identified certain deficiencies which caused management to conclude that the Company’s disclosure controls continue to be ineffective as of June 30, 2006. The Company has undertaken steps and implemented actions as disclosed in its previous Form 10-QSB’s in an effort to resolve these deficiencies. While the actions identified in the previously filed Form 10-QSB’s and the actions identified below have addressed many of these deficiencies, the Company continued to have deficiencies with respect to its disclosure controls and procedures at June 30, 2006, including the following:

Although the Company has hired accounting personnel as reported in its previous Form 10-QSB’s, the Company’s limited financing and available capital have restricted the Company’s ability to fully implement its procedures for the improvement of its internal control over financial reporting and to engage outside professionals and advisors to the extent the Company has desired to support the Company’s accounting personnel in the preparation and/or audit of financial statements and reports to be filed with the SEC.

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

Limitations on Effectiveness of Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process, safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control Over Financial Reporting

During the last two quarters of 2004, the Company continued the implementation of more rigorous policies with respect to its disclosure and financial reporting review process including improvements of its infrastructure and processes to improve its internal control over financial reporting. The Company also is continuing its implementation of procedures to improve its review and processing of non-accounting documentation and contracts.

During 2005, the Company changed its auditing firm and implemented additional internal controls over documents and accounting that are designed to improve its reporting. The Company’s auditors have identified the above issues as material weaknesses and the Company is consulting with its auditors to remediate these issues.

Other than the changes described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Legal Proceedings

In November 2004, Chapman Spira & Carson, LLC (“Chapman Spira”), an investment banking firm, filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Advanced BioChem (the Predecessor), Power3 and Steven Rash. The suit alleges that Advanced BioChem and Power3 are liable to Chapman Spira for damages allegedly resulting from the breach of a letter agreement between Chapman Spira and Advanced BioChem relating to the performance of strategic and investment banking services. Chapman Spira is seeking damages in the amount of $1,522,000 plus interest. The Company has filed an answer in the lawsuit. The Company disputes the allegations in the complaint and is vigorously defending this matter. Steven Rash has been dismissed from the suit personally.

An additional action was commenced in April, 2005, by an equipment vendor and concerns equipment which the Company acquired in its May 18, 2004 transaction with Advanced BioChem, now known as Industrial Enterprises of America. Advanced BioChem reached a settlement agreement with the equipment vendor in April of 2003 under which Advanced BioChem would pay the equipment vendor $40,000 in installments through August, 2003. As of December 31, 2003, Advanced BioChem had a balance remaining of $20,000. In April, 2005, the equipment vendor filed a lawsuit against Advanced BioChem, certain former officers of Advanced BioChem and against Power3 in order to enforce its claim for the remaining balance which is past due. The Company has filed an answer, disputing the allegations in the complaint and is vigorously defending this matter, and expects to settle this suit in upcoming mediation.

In June, 2005, Charles Caudle and others filed a lawsuit in Harris County, Texas, against Advanced BioChem, Power3 and the officers and directors of both companies. The suit alleges that Advanced BioChem, Power3 and the officers and directors of Power3, are liable to plaintiffs for unspecified damages. The Company, and its officers and directors, has filed an answer denying all claims in the lawsuit. The Company disputes the allegations in the complaint and is vigorously defending this matter. In addition, this matter has been scheduled for mediation on August 25, 2006, in Houston, Texas.

Plaintiff, Quinn Capital Consulting, Inc. commenced an action in Harris County, Texas, against Power3 and Steven B. Rash on May 19, 2005, alleging the breach of a consulting agreement and seeking 500,000 shares of the Company’s common stock. Plaintiff claims that pursuant to the agreement, the Company was required to issue Plaintiff 500,000 shares of the Company’s common stock. The Company disputes the allegations in the complaint, has filed an answer and is vigorously defending this matter.

On October 28, 2005, Centigrade Services, Inc. commenced an action in Small Claims Court in Harris County, Texas, against Power3 to collect an outstanding debt of $2,117.09 plus court costs. The Company has settled this matter and no further actions are expected on this issue.

On August 3, 2005, Focus Partners LLC filed suit in the Supreme Court of the State of New York, county of New York, against David Zazoff and Power3, seeking damages in the amount of $480,000 allegedly arising from the Company’s failure to pay consideration, in the form of Company’s stock, to Plaintiff, pursuant to an alleged consulting agreement entered into and between Plaintiff and the Company. Plaintiff alleges that the Company improperly paid such consideration to Zazoff, a former employee of Plaintiff. The Company answered the complaint on December 27, 2005. It denies the material allegations of the complaint and asserts that it has paid all consideration due and owing Plaintiff pursuant to the alleged consulting agreement. The Company has also asserted counterclaims against Plaintiff and cross-claims against Zazoff arising from, among other things, fraudulent acts of Plaintiff and Zazoff committed during the parties’ relationship. The parties are presently engaged in discovery. The Company intends to vigorously defend this matter and prosecute its counterclaims and cross-claims.

On August 30, 2005, Carlotta Lansford, a previous consultant for Advanced BioChem, now known as Industrial Enterprises of America, commenced an action against Advanced BioChem and Power3 in Harris County, Texas. Plaintiff is seeking $3,295 in unpaid consulting and accounting fees. The Company believes this lawsuit will be settled prior to the court date, however no resolution has been achieved thus far. The Company disputes the allegations in this matter and is vigorously defending this matter. The debt is recorded in accounts payable by Power3.

On February 15, 2006, Bowne of Dallas LP commenced an action in County Court of Dallas County, Texas, against Power3 seeking payment for services allegedly rendered by Plaintiff to Power3. Plaintiff seeks damages in the amount of $17,315.03. The Company believes this lawsuit will be settled prior to the court date, however no resolution has been achieved thus far. The Company disputes the allegations in the complaint and is vigorously defending this matter. The debt is recorded in accounts payable by Power3. This matter has entered final settlement negotiations.

On October 28, 2005, Power3 received Notice of a Petition to Enforce Foreign Judgement citation filed against the Company by KForce regarding an employment fee adjudicated in December, 2003 in Harris County, Texas, originally heard in the state of Florida, against the Company, in the amount of $15,872.77, together with $4,735.02 in interest. Power3 does not agree with the Foreign Judgement and is attempting to resolve the issue prior to enforcement. No resolution has been achieved on this issue at this time, however the Company is endeavoring to resolve the petition. This debt is recorded and outstanding in accounts payable by the Company. In this action, Plaintiff seeks the enforcement of a foreign judgement entered in December, 2003, in the State of Florida, in the amount of $15,872,77, with interest thereon, for non-payment of fees for services rendered by Plaintiff. The Company disputes the allegations in the complaint and is vigorously defending this matter.

On June 9, 2006, Power3 received notice of a suit filed in Montgomery County, Texas, by IS&T Consulting Group for collection of $8,769.96 is past due services plus interest thereon. The Company is vigorously defending this suit, however has recorded the amount due in accounts payable in its accounting system.

Item 2. Unregistered Sale of Equity Securities and use of Proceeds

During the 2nd quarter of 2006, Power3 sold shares of its common stock under its 2004 Stock Compensation Plan as follows: on June 8, 2006, Power3 sold 38,460 shares of restricted common stock to a private investor to raise working capital.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the quarter ended June 30, 2006.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION

10.1
Securities Purchase Agreement dated October 28, 2004 among the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2004).

10.2
Amendment to Securities Purchase Agreement dated January 19, 2005, between the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form SB-2 (File No. 122227)).

10.3	Power3’s Registration Statement (incorporated by reference to the SB-2 (File No. 122227) as filed on January 21, 2005).
10.4	Promissory Note dated November 3, 2005 between Power3 and Trinity financing in the amount of $150,000 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed on November 8, 2005).
10.5	Promissory Note executed on December 12, 2005 between Power3 and Trinity Financing (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed December 12, 2005).
10.6*	Promissory Note, dated June 1, 2006, executed by Power3 and John Fife in the amount of $266,000.
10.7*	Stock Pledge Agreement for Fife Promissory Note, dated June 1, 2006.
10.8	Amended and Restated Employment Agreement for Steven B. Rash (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2005).
10.9	Amended and Restated Employment Agreement for Ira L. Goldknopf, PhD (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 5, 2005)
10.10	Employment Agreement with John Burton dated September 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 21, 2005).
10.11
Exclusive License Agreement dated effective June 28, 2005, by and between Power3 and Baylor College of Medicine (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2004).

10.12
Patent and Technology License Agreement dated September 1, 2003 by and between The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center and Advanced BioChem (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB for the quarter ended September 30, 2004).

10.13	Collaborative Research Agreement dated March 21, 2005, by and between New Horizons Diagnostics and Power3 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2005).
10.14
Collaborative Research and Licensing Agreement dated May 17, 2005, by and between BioSite Incorporated and Power3 (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-KSB filed on September 9, 2005).

10.15	Agreement between Power3 and Glocap executed on January 5, 2006 (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-QSB for the quarter ended March 31, 2006).

10.16
Promissory Note dated March 2, 2006 between Power3 and Dr. Ira Goldknopf in the amount of $89,400 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-QSB for the quarter ended March 31, 2006).

10.17
Promissory Note dated March 1, 2006 between Power3 and Steven B. Rash in the amount of $50,000 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-QSB for the quarter ended March 31, 2006).

10.18
Promissory Note, dated March 28, 2006, executed by Power3 and John Fife in the amount of $400,000 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-QSB for the quarter ended March 31, 2006).

10.19	Stock Pledge Agreement for Fife Promissory Note, dated March 28, 2006 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-QSB for the quarter ended March 31, 2006).

31.1*	Certification
31.2*	Certification
32.1**	Certification Pursuant to Section 906
32.2**	Certification Pursuant to Section 906

*	Filed with this report.
**	Furnished with this report.

(1)	Filed with this report

SIGNATURES

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Rash	Chairman and	August 11, 2006
Steven B. Rash	Chief Executive Officer

/s/ John P. Burton	Chief Financial Officer	August 11, 2006
John P. Burton