Form 10QSB
period 2006-09-30
POWER 3 MEDICAL PRODUCTS INC
filed 2006-11-14
CIK 1063530

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(281) 466-1600
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ] No  [X]

As of September 30, 2006, there were 73,704,288 shares of voting common stock of the registrant issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)? Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEET AS OF September 30, 2006
(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,045
All Other Current Assets	34,280
Total Current Assets	93,325
FIXED ASSETS
Furniture, Fixtures and Equipment	51,688
(Net of accumulated depreciation of $85,645)
Intellectual Property	179,786
Total Fixed Assets	231,474
OTHER ASSETS
Goodwill	13,371,776
Deferred Finance Costs	267,416
Deposits	5,900
Total Other Assets	13,645,092

TOTAL ASSETS	$13,969,891

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts Payable	$945,033
Notes Payable	2,350,884
Convertible Debentures-in default	169,173
Other Current Liabilities	1,205,251
Derivative Liabilities	1,762,969

TOTAL LIABILITIES	$6,433,310

STOCKHOLDER'S EQUITY
Common Stock-$0.001 par value:150,000,000 shares authorized;	73,704
73,704,288 shares issued and outstanding
Additional Paid-In Capital	59,092,579
Deferred Compensation Expense	(517,014)
Deficit accumulated before entering development stage	(11,681,500)
Deficit accumulated during development stage	(39,431,188)
Total Stockholder’s Equity	7,536,581
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$13,969,891

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

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(unaudited)

	For the three month period ended September 30, 2006		For the three month period ended September 30, 2005	For the nine month period ended September 30, 2006	For the nine month period ended September 30, 2005	Development Stage from May 18, 2004 to September 30, 2006
			(as restated)		(as restated)
REVENUES:
Sales		$125,000		225,000		225,000
Other revenue						4,000
Total revenue		$125,000		225,000		229,000

COST OF GOODS SOLD:
Production costs
Total cost of goods sold	$

GROSS PROFIT		$125,000		225,000		229,000

OPERATING EXPENSES:	$
Stock based compensation		64,711	3,068,581	4,810,872	9,721,631	25,214,729
Employee compensation and benefits		254,249	332,625	983,796	948,353	3,043,005
Professional and consulting fees		10,145	7,329	367,017	379,710	8,102,007
Occupancy and equipment		32,691	24,278	92,902	95,405	299,579
Travel and entertainment		18,116	16,845	55,014	65,255	210,638
Other selling, general and administrative expenses		15,634	76,667	82,268	496,791	625,193
Total operating expenses		395,546	3,526,325	6,391,869	11,707,145	37,495,151

LOSS FROM OPERATIONS		$(270,546)	(3,526,325)	(6,166,869)	(11,707,145)	(37,266,151)

OTHER INCOME AND (EXPENSE):	$
Derivative income (expense)		128,712	209,087	(16,131)	1,678,971	3,574,101
Interest income		127		127	259	1,601
Other income (expense)		(1,800)		(1,800)	(420,000)	(716,877)
Interest (expense)		(192,679)	(139,426)	(1,017,637)	(172,702)	(1,642,922)
Total other income(expense)		$(65,640)	69,661	(1,035,477)	1,086,528	1,215,903

NET INCOME (LOSS)		(336,186)	(3,456,664)	(7,202,311)	(10,620,617)	(36,050,248)

NET LOSS PER SHARE		(.00)	(.05)	(.10)	(.16)	(.59)

Weighted average number of shares outstanding		71,965,399	65,298,967	69,928,320	65,329,680	60,720,621

POWER 3 MEDICAL PRODUCTS, INC
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Development
	For the Nine	For the Nine	Stage Results
	Months Ended	Months Ended	May 18, 2004 -
	September 30, 2006	September 30, 2005	September 30, 2006
Operating Activities:		(as restated)

Net Loss	(7,202,346)	(10,620,617)	(36,050,248)
Adjustment to reconcile net loss to net cash
used in operating activities:
Stock based services and compensation	4,810,872	9,721,631	25,214,729
Stock issued to retire preferred stock and debt			4,236
Derivative (income) expense	16,131	(1,678,971)	(3,574,101)
Depreciation and amortization	20,463	29,106	85,645
Amortization of debt discount and finance costs	308,080		430,254
Other		420,000	4,576,020
Decrease(increase) in deposits	20,000		(5,900)
Decrease(increase) in prepaids
Increase (decrease) in Deferred finance costs	(22,611)	54,293	267,416
Increase(decrease) in accounts payable and accrued liabilities and other	61,077	(249,885)	2,040,476

Net cash used in Operating Activities	(1,988,334)	(2,324,443)	(7,011,473)

INVESTING ACTIVITIES
Capital expenditures, net		7,172	8,482
Increase (decrease) in other assets	13,188	11,158	699,300
Net cash used in Investing Activities	13,188	18,330	707,782

FINANCING ACTIVITIES
Proceeds from CD, warrants and investment rights		338,000	1,197,041
Adjustment related to derivatives	401,928	1,278,971	1,762,969
Proceeds from borrowings under notes payable (net)	1,125,510	567,150	2,330,883
Proceeds from sale of common stock, net	505,354	-	1,071,746

Net cash provided by financing activities	2,032,792	2,184,121	6,362,639

Net increase (decrease) in cash and cash equivalents	57,646	(121,992)	58,948

Cash and cash equivalents, beginning of period	1,399	158,301	97

Cash and cash equivalents, end of period	59,045	36,309	59,045

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS (cont.)
(unaudited)

			Cumulative during
	For the Nine months	For the Nine months	Development Stage
	ended September 30,	ended September 30,	May 18, 2004 to
	2006	2005	September 30, 2006

Cash paid for:
Interest			$59,840
Income taxes

Non-cash transactions:
Conversion of convertible notes payable and accrued interest to common stock
Conversion of accrued payroll to preferred stock
Conversion of stockholder advances to notes payable	$197,000		$197,000
Exchange of convertible preferred stock for common stock			$3,380,975
Conversion of notes payable to advances from stockholders
Common stock issued for services (at market, date of agreement or contract):
For consulting contracts and services	$375,324		$10,688,099
For asset acquisition (15,000,000 shares)			$13,500,000
For compensation contracts		($ 385,000)	$25,066,500
Conversion of preferred stock to common stock
Conversion of other liabilities to stockholder advances
Retirement of common stock			$882,000
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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s financial statements provide for (i) the classification of warrants as liabilities, at fair value, (ii) the classification of embedded conversion and other features embedded in the convertible debentures and investment rights as liabilities at fair value and (iii) the amortization of discounts that resulted in the host instruments using the effective interest method. This accounting treatment is required because, under current accounting standards, financial instruments, such as warrants and embedded conversion features that are indexed to a Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. This accounting will be utilized in the accounting for these instruments until the Company reacquires the ability to share settle the instruments or physically settles the instruments through other means.

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, derivative financial instruments, other current liabilities, and convertible debentures. Management believes the carrying values of cash and cash equivalents, accounts payable, accounts payable and accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature. As of September 30, 2006, the convertible debentures have a face value and carrying value of $169,173 and $1,400,000, respectively and the Trinity notes payable have a face value and carrying value of $163,485 and $150,000, respectively

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The caption Derivative Financial Instruments consists of (i) the fair values associated with derivative features embedded in the Convertible Debentures and (ii) the fair values of the detachable warrants and additional investment rights that were issued in connection with the debenture financing arrangements, as well as certain promissory notes that have warrants associated with the notes. (See Note 8. Financing Arrangements)

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company occasionally maintains cash and cash equivalents balances in excess of federally insured limits. The Company has not experienced any losses in such accounts.

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

Furniture, Fixtures and Lab Equipment

Furniture, fixtures and lab equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the assets’ estimated useful lives. At September 30, 2006, certain lab equipment having a net book value of approximately $57,000 serves as security for certain liabilities.

Debt Discounts and Deferred Finance Costs

Debt discounts and deferred finance costs are being amortized over the maximum term of the convertible debentures of three years using the effective interest method.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 142 “Accounting for Intangible Assets” provides that goodwill is not subject to periodic amortization, but is evaluated at least annually for impairments. The goodwill acquired by the Company at the time of the May 18, 2004 transaction was evaluated at September 30, 2006, and for the years ended December 31, 2005 and 2004. Goodwill was determined to not be impaired because the fair value of the reporting unit, based on the market capitalization of the Company, exceeded the carrying value of the reporting unit, based on assets minus liabilities, at year end 2005 and at September 30, 2006.

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

During the 3rd quarter of 2006, the Company amortized $5,359 to stock-based compensation for employees who had been issued stock and $59,352 for warrants issued in 2004 and 2005.

Income Taxes

The Company computes income taxes using the asset and liability method in accordance with Financial Accounting Standards Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. There were no significant temporary differences at September 30, 2006.

Research and Development

Research and development costs, netted to ($34) for the quarter ended September 30, 2006, which represented corrections to previously-expensed research and development costs .

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Advertising Costs

Advertising costs are expenses as incurred. No advertising expenses were incurred during the quarter ended September 30, 2006.

Note 3.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has primarily been involved in research and development and capital raising activities. As such the Company has incurred significant losses from operations during 2005 and through the end of the quarter ending September 30, 2006..

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

•
2,000,000 shares of warrants were issued in November and December of 2005 to Trinity Finance Investments associated with two Notes, 1,000,000 warrants each, for invested funds. The warrants which expire in 7-8 years may be converted to a like number of shares at any time prior to their expiration date. As a result the Company recorded $6,429 of stock-based compensation as a result of the issuance of these warrants.

•
During the quarter ending September 30, 2006, the Company issued 2,833,333 warrants to individuals who had also purchased common stock during the quarter. No stock-based compensation has been recognized as of September 30th because the warrants were issued at the very end of September, the last month of the quarter.

During each of the first three quarters of 2006, $59,352 was amortized to stock compensation expense for warrants, for a total of $178,056 during the first nine months of 2006.

Note 5. INCOME TAXES

The Company recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

Based on the Company’s 2005 tax return, the Company has net operating loss carryforwards for income tax purposes of approximately $13,611,561 arising primarily from stock based expenses that are considered to be permanent differences. These net operating loss carryforwards expire at various times through the period ended December 31, 2022 however because the Company has experienced changes in control and has incurred significant operating losses, utilization of the income tax loss carryforwards are not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carryforwards is not recorded in the accompanying balance sheet because the Company established a valuation allowance to fully reserve such assets as their realization did not meet the required asset recognition standard established by SFAS 109.

Note 6. RELATED PARTY TRANSACTIONS

During the first three quarters of 2006, holders of several notes payable from the Company began selling shares which had been personally pledged to them by officers of the company, as consideration for said notes and the note holders used the proceeds received from selling these personally pledged shares against the interest and notes payable due on notes they held. In order to recognize this reduction in outstanding balance due to the holders of these notes payable, the Company has converted $496,701 from various notes payable to Due to Officer(R), Steve Rash, and supported by notes payable now due to the officer, representing the total amount of proceeds received from the sales of his pledged shares through September 30, 2006; and $678,887 to Due to Officer (G) representing the total amount of proceeds received through September 30, 2006, by note holders from selling common shares pledged by Dr. Ira Goldknopf.

In addition, as part of the above totals, during the quarter ended September 30, 2006, amounts due to Rash and Goldknopf, previously shown in the Company’s balance sheet as Officer Advances have been reclassed in the accounts styled Due to Officer(R) and Due to Officer(G) respectively.

Note 7. OTHER COMMITMENTS AND CONTINGENCIES

Operating Lease for Office and Laboratory Space

In August 2004, the Company entered into an office and laboratory space lease which expires on August 31, 2009, has an initial term of sixty-three months, and requires base monthly minimum lease payments ranging from approximately $6,000 to $9,600 (plus utilities and operating expenses) over the lease term. The lease contains a provision which allows the Company to extend the lease for two additional terms of sixty months. Rent expense, for the office lease, was $21,843 for the quarter ended September 30, 2006.

Other Leases

In June, 2004, the Company entered into a new lease for a telephone system which expires in June, 2009, has an initial term of 60 months and requires base monthly minimum lease payments in the amount of $184.51 per month over the lease term. The Company paid $554 on this lease during the quarter ended September 30, 2006.

In October, 2004, the Company entered into a new lease for computers which expires in September, 2006, has an initial term of 24 months and requires base monthly minimum lease payments in the amount of $344 per month over the lease term. The Company paid $1,032 on this lease during the quarter ended September 30, 2006.

Future lease commitments are as follows:

2006	$32,043
2007	$106,420
2008	$114,800
2009	$39,434

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

In June, 2005, Charles Caudle et al filed a lawsuit in Harris County, TX against Advanced BioChem, Power3 and the officers and directors of both companies. Power3 has filed an answer denying all claims in the lawsuit. The Company believes that the Plaintiff’s claims are without merit, however the Company cannot be assured it will prevail or if the outcome of the action will adversely affect the Company’s financial position or operations. The Company disputes the allegations in the complaint and the matter has been scheduled for mediation. No effect has been given to any loss that might result from the outcome of this litigation in the accompanying financial statements.

In May, 2005, Quinn Capital Consulting, Inc. filed suit against Power3 and its Chief Executive Officer, Steven B. Rash, claiming breach of contract regarding payment for services claimed to have been provided to Power3, with payment to have been made by issue of 500,000 shares of Power3’s common stock to Quinn Capital. Power3 believes that it is not liable for the issuance of such shares to Quinn Capital for the services performed, however we cannot be assured we will prevail or if the outcome of this action will affect our financial position or operations.

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

Convertible Debentures, Warrants and Additional Investment Rights:

The carrying values of the Company’s convertible debentures amounted to $14,251 and $75,279, at December 31, 2004 and 2005, respectively. The carrying values of the convertible debenture liability was $1,091,394 as of September 30, 2006, while the carrying values of the Company’s other derivative liabilities were $671,575 as of September 30, 2006. The convertible debentures face value was $1,000,000 and $1,400,000, as of December 31, 2004 and 2005, consisting of non-interest bearing convertible debentures funded in two traunches: $1,000,000 on October 28, 2007 and $400,000 due on January 26, 2008. The convertible debentures arose from the aforementioned financing, where the proceeds were allocated among the components of the financing arrangement, as follows:

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

(2)
The Company issued additional warrants to purchase 333,333 shares of common stock in connection with Traunch 2, which was not contemplated in the initial financing agreement. Current accounting standards require that these warrants be allocated between the debt (and recorded as deferred financing costs) and the derivative instruments (and allocated directly to derivative expense). Since the initial allocation of proceeds did not result in any initial value allocated to the debt, the fair value of these warrants was charged to derivative expense, as reflected in the table.

(3)
Direct financing costs associated with the offerings amounted to $140,959 and $62,000 for Traunch 1 and Traunch 2, respectively. Deferred financing costs are being amortized through periodic charges to interest expense using the effective method. Amortization of the deferred financing costs amounted to $10,061 for the quarter ended September 30, 2006.

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

Trinity Notes Payable

During November and December 2005, the Company issued $300,000 face value, 11% notes payable and detachable warrants to purchase 2,000,000 shares of common stock to Trinity Financing Investments Corporation. Principal due on the notes was payable in the amount of $150,000 in March and $150,000 in April, 2006, along with accompanying interest. The first $150,000 note has been redeemed and is no longer outstanding because the note holder sold common shares of Power3, pledged by officers of the company, in satisfaction of both the interest and the note payable itself. The second $150,000 note remains outstanding and payable as of September 30, 2006. The warrants have eight-year terms and strike prices of $0.25 for 1,000,000 shares and $0.14 for 1,000,000 shares.

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

Note 9. OTHER SIGNIFICANT EQUITY TRANSACTIONS

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

During the quarter ending September 30, 2006, the Company sold 2,833,333 shares of restricted common stock to two individuals, in order to raise working capital for operations. In addition the individuals received 2,833,333 warrants to purchase additional stock at exercise prices ranging from $.12 to $.25 per share.

After the quarter end, during October and November, 2006, the Company sold an additional $377,000 in convertible notes. The notes are convertible into 6,283,232 shares of common stock and contain warrants to purchase an additional 6,283,232 shares of common stock at $.08 per share.

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

In January 2004, the Company’s Board of Directors approved the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant, and Stock Award Plan (the 2004 Plan). Pursuant to the 2004 Plan, initially 10,000,000 shares of common stock, warrants, options, preferred stock or any combination thereof may be optioned. After the grant of any option, warrant or share of preferred stock, the number of shares that may be optioned under the 2004 Plan will be increased. The number of shares of such increase shall be an amount such that immediately following such increase, the total number of shares issuable under this plan and reserved for issuance upon exercise of options, warrants, or conversion of shares of preferred stock will equal 15% of the total number of issued and outstanding shares of the Company’s common stock. The Company has issued 49,834,551 shares of common stock and 580,000 warrants under the 2004 Plan. Based upon the automatic increase provisions above, the number of shares available for issue under the Plan is 11,055,643, based upon 15% of the outstanding shares as of September 30, 2006.

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

Overview

Power3 Medical Products, Inc. is a late stage development company engaged in the discovery, development, and commercialization of protein biomarkers. The Company has made significant progress in establishing the effectiveness of its patent pending biomarkers in blood serum based test for the early detection and diagnosis of breast cancer, neurodegenerative diseases and drug resistance. Power3’s revenue model, based on the licensing of its technology to diagnostic and pharmaceutical companies, results in royalty and milestone payments over the life of the agreements. Power3 has been successful in signing important license agreements. The Company has an IP portfolio of 521 differentially expressed biomarkers.

As the company has transitioned from research and proof of concept activities to commercialization, the Company’s revenue stream has begun with the receipt of a second milestone payment from delivery of blood samples to a strategic partner who is generating and testing antibodies to Power3’s biomarkers. No revenue has yet been generated from the sale of its products or service. The company is dependent on debt and equity capital for the funding of its current and future operations.

Scientific Developments

The members of the Company’s scientific team have developed a method for the differential diagnosis of neurodegenerative diseases based on identification and changes in the concentrations of protein biomarkers in blood serum. Dr. Stan Appel, now Chair of Neurology and Co-Director of Methodist Neurological Institute in Houston, assisted Power3 in their development efforts by supplying well-diagnosed serum samples. Under the trade name of NuroPro™, the Company is continuing development of a suite of four tests to differentiate individuals with no known neurological disorders from those with Alzheimer’s disease, Parkinson’s disease, ALS, and other disorders that have similar clinical symptoms as these diseases. The Company is also continuing to develop its early breast cancer detection test, in collaboration with Dr. Alan Hollingsworth, breast cancer surgical oncologist and recognized authority in high risk women. This test is also based on the identification and differences in concentration of protein biomarkers in blood serum.

Product Candidates

The Company plans to target the protein-based diagnostic and drug targeting markets utilizing the Company’s portfolio of proprietary biomarker disease footprints. The Company has completed clinical validation studies involving over 1,273 patient samples from neurodegenerative disease, breast cancer and drug resistance and is utilizing biostatistics to monitor appropriate biomarkers for diagnostic sensitivity, specificity, positive predictive value, and negative predictive value. Power3 has an extensive database, consisting of more than 2,000 patient samples, which has been utilized to identify 521 protein biomarkers. Power3’s database represents the platform for Power3's patent-pending proteomic testing and biomarker discovery methods. The database offers a broad spectrum of patient samples from our proteomic research which includes human cells, serum, plasma, bone marrow, tissue, biopsies, and breast ductal fluid, backed by strong clinical documentation. This 'living' database is the foundation for our identification of our protein biomarkers.

By testing patient body fluids and tissues, such as blood serum and bone marrow, the Company has discovered unique snapshots of protein patterns in diseases including:

•	cancers such as breast, leukemia, prostate, bladder, stomach, and esophageal

•	neurodegenerative diseases such as Alzheimer’s, ALS, Parkinson’s disease and other neurological like diseases

•	drug resistance to chemotherapeutics

The Company’s discovery platform uses both proprietary methodologies owned by or licensed to the Company and accepted technologies to pinpoint precisely the specific protein biomarker molecules that undergo specific changes in concentration in disease samples. The process requires a great deal of proteomics experience and expertise to perform and interpret these results. The Company’s biomarker discovery platform delivers more useful clinical discoveries than competing technologies; exhibiting reproducible and reliable identification; and providing high levels of sensitivity and specificity to meet pressing medical needs.

License and Sponsored Research

Effective June 28, 2004, Power3 entered into an exclusive license agreement with the Baylor College of Medicine which grants the Company an exclusive, worldwide, sublicensable license for serum proteomics methods under certain patent rights for all biomarkers for both diagnostic and therapeutic use in neurodegenerative disease. Under the terms of the agreement, Power3 paid Baylor an initial license fee and it has the obligation to pay future royalties and additional licensing fees upon the achievement of certain milestones. The Company is obligated under the license agreement to indemnify Baylor, its faculty members, scientists, researchers, employees, officers, trustees and agents against claims arising from the design, process, manufacture or use of any of the patent rights or licensed products that are developed through the use of the license from Baylor. Subject to customary termination provisions, the term of the agreement is established on a country-by-country basis and expires on the date of expiration of the last patent rights to expire in that country or the tenth anniversary of the first commercial sale of licensed products in countries where no patents exist in such country. After such expiration the Company will have a perpetual paid in full license in such country.

On August 31, 2004, the Company entered into a research agreement with Baylor College of Medicine for the purpose of discovering biomarkers in serum and plasma that are of particular utility in the diagnosis and drug targeting for metabolic syndrome and associated disorders including diabetes, cardiovascular disease, hypertension and stroke. Under the terms of the agreement, Baylor College of Medicine has provided the Company with sample materials for use in diagnosis in drug targeting metabolic syndrome and associated diseases including diabetes, cardiovascular disease, hypertension and stroke. To date Power3 has identified 12 potential protein biomarkers from analyzing the samples. With respect to any inventions developed pursuant to the agreement, the party who develops such invention will retain sole and exclusive rights to such invention. The other party will have the right to an exclusive license for the invention, which has been developed. Inventions developed jointly by the parties will be jointly owned. Power3 does not have any obligations for the payment of fees or royalties pursuant to this agreement. The agreement has a term ending June 30, 2007 and may be renewed for successive one-year periods.

On May 24, 2005, the Company entered into a Collaboration Agreement with BioSite Inc. The Agreement provides that the Company and BioSite will engage in a collaborative research program in which BioSite will attempt to develop antibodies and diagnostic assays for selected target biomolecules proposed by the Company. The Company and BioSite will then assess the diagnostic and therapeutic potential of these antibodies and diagnostic assays for breast cancer and neurological diseases. If the antibodies and diagnostic assays are found to have diagnostic and/or therapeutic potential, BioSite will develop and commercialize BioSite Products for the detection and/or treatment of breast cancer and/or neurological diseases. BioSite has made the second milestone payment to the Company. Royalties will also be paid to the Company on the sale of any BioSite Products containing antibodies to any selected target biomolecule claimed in a patent application or an issued patent.

BioSite will use commercially reasonable efforts to generate an ELISA-based assay for each Program Target for which BioSite has generated Program Antibodies. If BioSite successfully develops an ELISA-based assay for any such Program Target, BioSite shall analyze each of the clinical samples provided by Power3 with such assay and shall provide the resulting data to Power3.

On December 28, 2005, the Company submitted 6 breast cancer blood serum biomarkers to BioSite, for consideration under the agreement. The development of antibodies was begun by BioSite in the quarter ending March, 2006 and the Company received a second payment totaling $125,000, from BioSite in the third quarter ending September 30, 2006, for blood serum samples, provided in association with the BioSite Licensing/Collaboration Agreement.

On October 13, 2005, Power3 executed a Research Agreement with Pfizer, Inc. to further evaluate the Company’s NuroPro™ test capabilities and to test blind and unblinded samples, provided by Pfizer, under controlled conditions. The Company has completed the analysis of the samples and has presented the results to Pfizer.

On May 16, 2006, Power3 entered into a Materials Transfer and Confidential Disclosure Agreement with Innogenetics N.V., a Belgium-based international biopharmaceutical company. The current proposal is an assessment of the utility of the Company’s NuroPro™ to differentiate control subjects from subjects with Alzheimer’s disease. The assessment has begun. Power3 received an initial shipment of samples from Innogenetics N.V. in October 2006.

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

Power3 conducted its own biomarker discovery program using blood serum samples collected from clinical validation sites, in collaboration with Dr. Alan Hollingsworth at the Mercy Woman’s Center. Beginning November 2004, Power3 has now analyzed 664 blood serum samples from breast cancer patients, benign patients and normal individuals.

Through the application of Power3’s proteomic discovery platform covered by pending patent applications and trade secrets, the Company identified 12 proteins in blood serum which indicate early detection and stages of breast cancer. This has led to what the Company believes to be one of the first tests of its type that may detect breast cancer earlier than current technology allows. In addition, the Company has identified 11 additional promising blood serum biomarker proteins for breast cancer. These discoveries establish the basis of a very sensitive, non-invasive, early detection breast cancer-screening blood serum test.

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

Neurodegenerative Screening Test

Early detection of neurodegenerative disease generally results in better patient outcomes. Three diseases of particular interest are Alzheimer’s disease, Parkinson’s disease and ALS. The Alzheimer’s Association reports that Alzheimer’s disease is the most common form of dementia affecting over 4 million Americans. While in rarer cases, younger people can contract the disease (early onset), and one in ten people age 65 and over have Alzheimer’s disease.

The American Parkinson’s Disease Association reports that more than 1.5 million people in the U.S. have Parkinson’s disease, affecting about 1 in 100 Americans over the age of 60. There is also a rarer early onset Parkinson’s disease. The ALS Association reports that an average of approximately 30,000 Americans are afflicted with ALS, with 5,000 new cases diagnosed annually with a prognosis of death likely within 3-5 years.

The members of the Company’s scientific team have developed a method for the differential diagnosis of neurodegenerative diseases utilizing blood serum, to which neurologist, Dr. Stan Appel, now Chair of Neurology and Co-Director of Methodist Neurological Institute in Houston, assisted in supplying well-diagnosed serum samples. With this test, which involves monitoring patients blood serum for disease specific changes in the concentrations of select groups of the Company’s 47 neurodegenerative disease proteins, the Company has identified specific sets of unique protein biomarkers that appear to distinguish between normal individuals, patients with Alzheimer’s disease, Parkinson’s disease, Amyotrophic Lateral Sclerosis (ALS, Lou Gehrig’s disease), and with other neurological disorders having similar symptoms.

The Company’s Alzheimer’s disease blood serum biomarkers appear to enable discernment of whether a dementia patient has Alzheimer’s disease, or one of a number of other diseases that are not Alzheimer’s, such as Lewy body dementia, Frontotemporal dementia, Stroke-related dementias, etc. Also the company appears to have discovered a novel stepwise use of a group of 5 blood serum biomarkers that detects the presence of Alzheimer’s disease in early stages, possibly even before the appearance of symptoms..

In a similar fashion, Power3’s Parkinson’s disease blood serum biomarkers appear to distinguish Parkinson’s disease from other, similar presenting movement disorders.

The Company is continuing its ongoing clinical validation program in collaboration with the Methodist Neurological Institute. The initial phase was completed in July 2004 and the latest phase was completed in March, 2006. The Company’s database continues to increase with unique samples classified either as normal or being clinically diagnosed with ALS, Alzheimer’s, Parkinson’s, and other related neurological disorders. The number of differentially expressed proteins in Neurodegenerative diseases is 47, of which 43 protein biomarkers have been identified. The ability to differentiate diseases from each other and from normal and disease controls has also benefited from the Company’s multivariant biostatistical analysis of the larger database and the expanded set of biomarkers. Currently, select panels of biomarkers are being employed in development of the NuroPro™ blood serum-based tests for four disease diagnostics including neurological diseases of motor control such as Parkinson’s disease, ALS and their like disorders; ALS specific tests for ALS vs. ALS-like disorders; Alzheimer’s disease specific tests; and Parkinson’s disease-specific tests. Pre-IDE applications for the first two have been filed with the U.S. Food and Drug Administration. In addition, four US Utility patent applications were filed on these tests, conversions of the Company’s pre-existing provisional patent applications.

Drug Resistance to Chemotherapeutic Agents

By the time a patient’s development of resistance to chemotherapeutic agents is detected, it is often too late to revise treatment or otherwise save the patient. In 2002, the Company completed an initial “proof of concept,” which addresses drug resistance to a major chemotherapy agent. Determining that a cancer patient is sensitive or detecting a development of resistance during the early stages of treatment may eliminate toxic effects from the treatment drugs, and the need for trial-and-error treatment regimens. In 2005, additional biomarker discoveries were completed for this indication and a provisional patent application was filed on these new discoveries. These findings may ultimately provide the pharmaceutical industry with the technology to screen patients, on a molecular level, prior to clinical trials and design new drugs to overcome resistance. No new development activity took place in the third quarter ending September 30, 2006. The Company anticipates increase activity in drug resistance in fiscal year 2007.

Intellectual Property

During the quarter ending September 30, 2006, Power3 filed four utility patent applications with the United States Patent and Trademark Office, entitled “Assay for Neuromuscular Diseases”, “Assay for ALS and ALS-Like Disorders”, “Assay for Differentiating Alzheimer’s Disease and Alzheimer’s-Like Disorders” “Assay for Diagnosis and Therapeutics Employing Similarities and Differences in Blood Serum Concentrations of 3 Forms of Complement C3c and Related Protein Biomarkers in Amyotrophic Lateral Sclerosis and Parkinson’s Disease” These were conversions of previous provisional applications. The number of pending patent applications as of quarter ending September 30, 2006 is 17.

Results of Operations

Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005

Revenues for the three months ending September 30, 2006 were $125,000 compared to $-0- for the same period in 2005. This revenue resulted from the material transfer/sale of previously gathered blood serum samples, rather than from the commercial production of goods or services. Due to the Company’s focus on disease diagnosis, protein and biomarker identification, and research on drug resistance in the areas of cancer, neurodegenerative and neuromuscular diseases, it is unknown whether or not the Company will receive any revenues from sales of its products or services in the immediate future.

Total operating expenses were $395,546 during the three months ended September 30, 2006 as compared to $3,526,325 for the three months ended September 30, 2005, a decrease of $3,130,779. The decrease in operating expenses was primarily attributable to a decrease of $3,003,870 in amortization of stock-based compensation as expense. This reduction was not due to any personnel losses, but rather to the end of the accounting amortization period for the stock-based compensation, previously issued by the Company in 2004. Other income and (expenses), including gain from derivatives, were ($65,640) in the quarter ended September 30, 2006 as compared to other income of $69,661 during the quarter ended September 30, 2005.

Interest expense thus far during the nine months in 2006 has amounted to $1,017,673 as compared to $172,702 during the same nine month period of 2005. The increase in interest expense is primarily attributable to the recognition of the additional interest due on the bridge loan notes payable the company has incurred since 2005, the impact of recognizing the derivative liabilities and the amortization of the debt discounts and deferred finance costs.

The above matters result in our Net Loss being $3,120,478 less thus far in 2006 than during the first nine months of 2005.

Liquidity and Capital Resources

The Company has financed its operations since the date of the Advanced BioChem transaction primarily through the net proceeds generated from the sale of common stock, the issuance of convertible debentures and the issuance of notes payable as bridge loans. From the date of the Advanced BioChem transaction through June 30, 2006, the Company has raised approximately $3,292,978 in debt capital. As described in “Recent Financing” below, the Company may sell an additional $1,600,000 in aggregate principal amount of convertible debentures following the effectiveness of the Registration Statement on Form SB-2 filed by the Company for the resale of certain shares of the Company’s stock by the purchasers of the Company’s convertible debentures. The Company is in default under the terms of the Securities Purchase Agreement, the previously issued debentures and related registration rights agreement and there can be no assurance that the existing investors will purchase all or any portion of the additional $1,600,000 aggregate principal amount of debentures. If additional debentures are issued and sold by the Company, the Company will use a portion of the proceeds from the sale and issuance of such debentures to pay the interest due and principal balances owing under the promissory notes incurred in 2005 and 2006, the Officer Advances and other notes payable owed by the Company.

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

Net cash used in operating activities amounted to ($1,988,334) for the nine months ended September 30, 2006, compared to ($2,324,443) for the nine months ended September 30, 2005. The change in net cash used in operating activities during 2006 was primarily due to a smaller loss from operations and an increase in accounts payable, as compared to the same three months of 2005.

Net cash provided by financing activities approximated $2,032,792 for the nine months ended September 30, 2006, as compared to $2,184,121 for the nine months ended September 30, 2005.

As of September 30, 2006, the Company’s principal source of liquidity was approximately $59,045 in cash.

Recent Financing

On June 1, 2006, the Company executed a promissory note with John Fife (the “note holder”) in the principal amount of $266,000 (the “Principal”.) The note was due and payable on the earlier of August 12, 2006 or the fifth day following the effective date of the Company’s registration statement on Form SB-2 becoming effective. In case of default, all amounts due on the note shall bear interest at the rate of 18% per annum from the date such interest is due through and including the date of payment. The note is secured by a stock pledge agreement from the Chief Executive Officer and the Chief Scientific Officers of Power3, as a pledge of their personal shares of common stock of Power3. This note is currently past due and is in default.

Plan of Operation and Cash Requirements

The Company currently does not have significant operating revenues from product sales or the performance of services and it continues to experience net operating losses. The Company is actively pursuing third party licensing agreements, collaboration agreements and similar business arrangements in order to establish a revenue base utilizing its capabilities in disease diagnosis based on protein and biomarker identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases. The Company has undertaken clinical validation studies to demonstrate the diagnostic capabilities of its technologies. However, there can be no assurances that revenue-generating agreements will be in place in the next twelve months.

Absent a source of revenues, the Company will require funding in order to carry out its business plan until such time as it is able to generate sustained revenues. The Company’s current cash requirements are approximately $250,000 per month and the Company anticipates that it will require approximately $3,000,000 for the twelve months ended September 30, 2007, to continue its development activities, undertake and perform clinical validation studies, continue its marketing efforts and maintain its administrative infrastructure, as follows:

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

As noted previously, the Company entered into a securities purchase agreement and an amendment to the securities purchase agreement pursuant to which certain investors agreed to purchase, subject to the satisfaction of certain conditions, convertible debentures in the aggregate principal amount of $3,000,000. Assuming the completion of the remaining closing and sale and issuance of the remaining $1,600,000 in aggregate principal amount of the convertible debentures, the Company estimates that, after repayment of the bridge loans immediately following the sale and issuance of such debentures, the Company will still require additional cash to allow it to meet its current funding requirements through the end of 2006. In the event the sale and issuance of such debentures occurs and the investors exercise their warrants and additional investment rights, the Company anticipates it will have adequate cash to meet its current funding requirements through the end of the quarter ended March 31, 2007.

The Company will continue to require additional debt or equity financing for its operations, which may not be readily available. The Company’s ability to continue as a going concern is subject to its ability to generate a profit or obtain necessary funding from outside sources.

Off-Balance Sheet Arrangements

At September 30, 2006, with the exception of the lease for its operating facility, and employment agreements entered with its three principal officers, the Company did not have any significant off balance sheet commitments.

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

Item 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation and for the reasons set forth below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2005.

As reported in the Company’s Quarterly Reports on Form 10-QSB, the Company identified certain deficiencies which caused management to conclude that the Company’s disclosure controls continue to be ineffective as of September 30, 2006. The Company has undertaken steps and implemented actions as disclosed in its previous Form 10-QSB’s in an effort to resolve these deficiencies. While the actions identified in the previously filed Form 10-QSB’s and the actions identified below have addressed many of these deficiencies, the Company continued to have deficiencies with respect to its disclosure controls and procedures at September 30, 2006, including the following:

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

Other than the changes described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In June, 2005, Charles Caudle and others filed a lawsuit in Harris County, Texas, against Advanced BioChem, Power3 and the officers and directors of both companies. The suit alleges that Advanced BioChem, Power3 and the officers and directors of Power3, are liable to plaintiffs for unspecified damages. The Company, and its officers and directors, has filed an answer denying all claims in the lawsuit. The Company disputes the allegations in the complaint and is vigorously defending this matter. In addition, this matter has been scheduled for mediation in Houston, Texas.

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

On October 28, 2005, Power3 received Notice of a Petition to Enforce Foreign Judgement citation filed against the Company by KForce regarding an employment fee adjudicated in December, 2003 in Harris County, Texas, originally heard in the state of Florida, against the Company, in the amount of $15,872.77, together with $4,735.02 in interest. Power3 does not agree with the Foreign Judgement and is attempting to resolve the issue prior to enforcement. No resolution has been achieved on this issue at this time, however the Company is endeavoring to resolve the petition. This debt is recorded and outstanding in accounts payable by the Company. In this action, Plaintiff seeks the enforcement of a foreign judgement entered in December, 2003, in the State of Florida, in the amount of $15,872,77, with interest thereon, for non-payment of fees for services rendered by Plaintiff. The Company disputes the allegations in the complaint, is vigorously defending this matter and has filed a counterclaim for its fees.

On June 9, 2006, Power3 received notice of a suit filed in Montgomery County, Texas, by IS&T Consulting Group for collection of $8,769.96 is past due services plus interest thereon. The Company is vigorously defending this suit, however has recorded the amount due in accounts payable in its accounting system.

On October 14, 2006, Power3 received notice/service of suit, by SP&G Media, over $6,505 of advertising services. The Company disagrees with the amount claimed and the services provided and is defending the suit vigorously. The debt has been recorded in the accounts payable of the Company.

Item 2. Unregistered Sale of Equity Securities and use of Proceeds

During the third quarter of 2006, Power3 sold shares of its common stock as follows: 2,833,333 shares of restricted common stock sold to two private investors to raise working capital.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the quarter ended September 30, 2006.

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

10.19	Stock Pledge Agreement for Fife Promissory Note, dated March 28, 2006 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-QSB for the quarter ended March 31, 2006).

31.1*	Certification
31.2*	Certification
32.1**	Certification Pursuant to Section 906
32.2**	Certification Pursuant to Section 906
*Filed with this report. **Furnished with this report.

(1)	Filed with this report

SIGNATURES

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Steven B. Rash	Chairman and	November 14, 2006
Steven B. Rash	Chief Executive Officer

/s/ John P. Burton	Chief Financial Officer	November 14, 2006
John P. Burton