Form 10QSB/A
period 2006-09-30
POWER 3 MEDICAL PRODUCTS INC
filed 2007-01-23
CIK 1063530

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB/A

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

Explanatory Note

On December 8, 2006, Power3 Medical Products, Inc. (“the Company”) filed an 8-K reporting that the financial statements contained in the Company’s 10-QSB filed for the quarter ended September 30, 2006, had not been reviewed by the Company’s independent registered public accountants.

Since the filing of that 8-K, the Company’s independent registered public accountants have now reviewed the Company’s financial statements for the quarter ended September 30, 2006. Accordingly the financial statements included in this 10-QSB/A have been reviewed by the Company’s independent registered public accountants.

I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEET AS OF September 30, 2006
(unaudited)
(as restated)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,045
All Other Current Assets	34,280
Total Current Assets	93,325
FIXED ASSETS
Furniture, Fixtures and Equipment	51,688
(Net of accumulated depreciation of $85,645)
Intellectual Property	179,786
Total Fixed Assets	231,474
OTHER ASSETS
Goodwill	13,371,776
Deferred Finance Costs	267,379
Deposits	5,900
Total Other Assets	13,645,055

TOTAL ASSETS	$13,969,854

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts Payable	$961,432
Notes Payable	1,082,285
Notes Payable to Related Parties	1,216,404
Convertible Debentures-in default	217,876
Other Current Liabilities	1,205,251
Derivative Liabilities	1,762,969

TOTAL LIABILITIES	$6,446,217

STOCKHOLDER'S EQUITY
Common Stock-$0.001 par value:150,000,000 shares authorized;	73,704
73,704,288 shares issued and outstanding
Additional Paid-In Capital	59,092,579
Deferred Compensation Expense	(517,014)
Deficit accumulated before entering development stage	(11,681,500)
Deficit accumulated during development stage	(39,444,132)
Total Stockholder’s Equity	7,523,637
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$13,969,854

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

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(unaudited)
(as restated)

	For the three month period ended September 30, 2006		For the three month period ended September 30, 2005	For the nine month period ended September 30, 2006	For the nine month period ended September 30, 2005	Development Stage from May 18, 2004 to September 30, 2006
			(as restated)		(as restated)
REVENUES:
Sales		$125,000		225,000		225,000
Other revenue						4,000
Total revenue		$125,000		225,000		229,000

COST OF GOODS SOLD:
Production costs
Total cost of goods sold	$

GROSS PROFIT		$125,000		225,000		229,000

OPERATING EXPENSES:	$
Stock based compensation		64,711	3,068,581	4,810,872	9,721,631	25,214,729
Employee compensation and benefits		254,249	332,625	983,796	948,353	3,043,005
Professional and consulting fees		10,145	7,329	367,017	379,710	8,102,007
Occupancy and equipment		32,691	24,278	92,902	95,405	299,579
Travel and entertainment		18,116	16,845	55,014	65,255	210,638
Other selling, general and administrative expenses		15,634	76,667	82,268	496,791	625,193
Total operating expenses		395,546	3,526,325	6,391,869	11,707,145	37,495,151

LOSS FROM OPERATIONS		$(270,546)	(3,526,325)	(6,166,869)	(11,707,145)	(37,266,151)

OTHER INCOME AND (EXPENSE):	$
Derivative income (expense)		16,903	209,087	(127,940)	1,678,971	3,462,292
Interest income		127		127	259	1,601
Other income (expense)		(1,800)		(1,800)	(420,000)	(716,877)
Interest (expense)		(192,679)	(139,426)	(1,017,637)	(172,702)	(1,544,022)
Total other income(expense)		$(177,449)	69,661	(1,147,251)	1,086,528	1,202,974

NET INCOME (LOSS)		(447,995)	(3,456,664)	(7,314,120)	(10,620,617)	(36,063,157)

NET LOSS PER SHARE		(.00)	(.05)	(.10)	(.16)	(.59)

Weighted average number of shares outstanding		71,995,230	65,298,967	69,976,611	65,329,680	60,720,621

POWER 3 MEDICAL PRODUCTS, INC
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(as restated)

			Development
	For the Nine	For the Nine	Stage Results
	Months Ended	Months Ended	May 18, 2004 -
	September 30, 2006	September 30, 2005	September 30, 2006
Operating Activities:		(as restated )

Net Loss	$(7,314,120)	(10,620,617)	(36,063,157)
Adjustment to reconcile net loss to net cash
used in operating activities:
Stock based services and compensation	4,810,872	9,721,631	32,453,069
Stock issued to retire preferred stock and debt			4,236
Derivative (income) expense	127,940	(1,678,971)	(3,462,292)
Depreciation and amortization	20,463	29,106	85,645
Amortization of debt discount and finance costs	325,379		447,553
Other		420,000	530,960
Decrease(increase) in deposits	20,000		(5,900)
Decrease(increase) in prepaids		(11,157)	(21,092)
Increase (decrease) in Deferred finance costs	22,648	54,293	267,379
Increase(decrease) in accounts payable and accrued liabilities and other	246,331	61,928	1,930,659

Net cash used in Operating Activities	$(1,740,487)	(2,023,787)	(3,832,940)

INVESTING ACTIVITIES
Capital expenditures, net	$(1,400)	(7,172)	(8,482)
Increase (decrease) in other assets	(13,188)	-	(699,300)
Net cash used in Investing Activities	$(14,588)	(7,172)	(707,782)

FINANCING ACTIVITIES
Proceeds from CD, warrants and investment rights	$	338,890	1,197,041
Proceeds from borrowings under notes payable	1,388,792	1,570,078	2,330,883
Proceeds from sale of common stock, net	423,929	-	1,071,746

Net cash provided by financing activities	$1,812,721	1,908,968	4,599,670

Net increase (decrease) in cash and cash equivalents	$57,646	(121,992)	58,948

Cash and cash equivalents, beginning of period	$1,399	158,301	97

Cash and cash equivalents, end of period	$59,045	36,309	59,045

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS (cont.)
(unaudited)
(as restated)

			Cumulative
			during Development
	For the Nine	For the Nine	Stage
	ended months	months ended	May 18, 2004 to
	September 30, 2006	September 30, 2005	September 30, 2006

Cash paid for:
Interest			$59,840
Income taxes

Non-cash transactions:
Exchange of convertible preferred stock for common stock			$3,380,975
Conversion of notes payable to amounts due to stockholders	$1,181,403		$1,181,403
Common stock issued for services (at market, date of agreement or contract):
For consulting contracts and services	$284,314		$10,792,089
For asset acquisition (15,000,000 shares)			$13,500,000
For compensation contracts and to employees	$176,965	$42,000	$25,066,500
Issuance of warrants in connection with services	$65,000		$65,000
Issuance of warrants in connection with notes payable	$355,000		$715,000
Retirement of common stock		$882,000	$882,000

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

The company used in house evaluation technique to estimate the fair value of the new warrants issued at the end of the quarter ended September 30, 2006, to account for the impact of these warrants on the account entitled Derivative Liability (Other).

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

Restatement of Prior Period in the Cash Flow Statement: Nine months ended September 30, 2005

In the Statement of Cash Flows, the nine month period ending September 30, 2006, has been restated and differs from what was originally published in the 10-QSB for the period according to the following:

	As currently	As previously
	reported...	reported...

	For 9 months	For 9 months
CASH FLOW STATEMENT	ended 9/30/05	ended 9/30/05

Net Loss	($10,620,617)	($12,583,166)	(1)

Stock based services & comp	$9,721,631	$9,948,545	(2)
Derivative (income) expense	($1,678,971)		(3)
Depreciation	$29,106	$29,106
Mandatory Prepayment Penalty	$420,000
Decrease(increase) in prepaids	($11,157)	($11,157)
Increase(decrease) in def finance costs	$54,293
Increase(decrease) in A/P and others	$61,928	$592,589	(4)

Net Cash Used in Optg Activities	($2,023,787)	($2,024,083)

Capital Expenditures	($7,172)	($6,934)
Increase(decrease) in other assets

Net Cash Used in Investing Activities	($7,172)	($6,934)

Proceeds from CD's, warrants, etc.	$338,890	$338,890
Proceeds from borrowings N/P	$1,570,078	$1,570,078

Net Cash Provided by Financing	$1,908,968	$1,908,968

Net Increase(decrease) in Cash	($121,992)	($122,049)

(1) Difference in loss is primarily due to the later recognition of the derivative gain which occurred as a result of calculating the fair value of the derivatives in conjunction with the preparation of audited financial statements for the 10-KSB for the period ended December 31, 2005. See (3) below.]

(2) Difference in Stock based compensation is primarily due to a restatement of the expenses amortized for stock issued to employees who left the employ of the Company during the later half of 2005 and specifically during the 4th quarter of 2005, which resulted in a reduction in the amount previously expensed because the stock was returned to the Company by the departing employees.

(3) Gain in the fair value of the derivatives for the period due to the stock price going down significantly during the 9 month period

(4) Differences amount to more detail given in the more recent cash flow as to what comprises the specific amounts previously included in "Increase(decrease) in A/P and accrued liabilities and other"

Note 3.  GOING CONCERN

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

•
During the quarter ending September 30, 2006, the Company issued 2,333,333 warrants to individuals who had also purchased common stock during the quarter. No stock-based compensation has been recognized as of September 30th because the warrants were issued at the end of the quarter.

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

In addition, as part of the above totals, during the quarter ended September 30, 2006, amounts due to Rash and Goldknopf, $1,216,404 previously shown in the Company’s balance sheet as Notes Payable and Officer Advances have been reclassed in the accounts styled Due to Officer(R) and Due to Officer(G) respectively in order to identify Notes Payable to Related Parties.

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

During the quarter ending September 30, 2006, the Company sold 2,833,333 shares of restricted common stock to two individuals, in order to raise working capital for operations. In addition the individuals received 2,333,333 warrants to purchase additional stock at exercise price of $.08 per share.

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

Overview

Power3 Medical Products, Inc. is a late stage development company engaged in the discovery, development, and commercialization of protein biomarkers. The Company’s goal is to establish the effectiveness of its patent pending biomarkers in blood serum based test for the early detection and diagnosis of breast cancer, neurodegenerative diseases and drug resistance. Power3’s revenue model is based on the licensing of its technology to diagnostic and pharmaceutical companies, which would produce royalty and milestone payments over the life of the agreements. Power3 has thus far been successful in signing certain important license agreements. The Company has an IP portfolio of 521 differentially expressed biomarkers, of which certain biomarkers are protected with patents and patent applications.

As the Company has transitioned from research and proof of concept activities to commercialization, the Company’s revenue stream has begun with the receipt of a second milestone payment from delivery of blood samples to a strategic partner who is generating and testing antibodies to Power3’s biomarkers. However, no revenue has yet been generated from the sale of its products or service directly to end users. The Company is dependent on debt and equity capital for the funding of its current and future operations.

Scientific Developments

The members of the Company’s scientific team have developed a method for the differential diagnosis of neurodegenerative diseases based on identification and changes in the concentrations of protein biomarkers in blood serum. Dr. Stan Appel, now Chair of Neurology and Co-Director of Methodist Neurological Institute in Houston, assisted Power3 in their development efforts by supplying well-diagnosed serum samples. Under the trade name of NuroPro(TM), the Company is continuing development of a suite of four tests to differentiate individuals with no known neurological disorders from those with Alzheimer’s disease, Parkinson’s disease, ALS, and other disorders that have similar clinical symptoms as these diseases. The Company is also continuing to develop its early breast cancer detection test, in collaboration with Dr. Alan Hollingsworth, breast cancer surgical oncologist and recognized authority in the areas of cancer detection and treatment among high risk patients. This test is also based on the identification and differences in concentration of protein biomarkers in blood serum.

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

On August 31, 2004, the Company entered into a research agreement with Baylor College of Medicine for the purpose of discovering biomarkers in serum and plasma that are of particular utility in the diagnosis and drug targeting for metabolic syndrome and associated disorders including diabetes, cardiovascular disease, hypertension and stroke. Under the terms of the Baylor Research Agreement, Baylor College of Medicine has provided the Company with sample materials for use in diagnosis in drug targeting metabolic syndrome and associated diseases including diabetes, cardiovascular disease, hypertension and stroke. To date Power3 has identified 12 potential protein biomarkers from analyzing the samples. With respect to any inventions developed pursuant to the agreement, the party who develops such invention will retain sole and exclusive rights to such invention. The other party will have the right to an exclusive license for the invention, which has been developed. Inventions developed jointly by the parties will be jointly owned. Power3 does not have any obligations for the payment of fees or royalties pursuant to this agreement. The Baylor Research Agreement has a term ending June 30, 2007 and may be renewed for successive one-year periods.

On May 24, 2005, the Company entered into a Collaboration Agreement with BioSite Inc. (the “Biosite Collaboration Agreement”), which provides that that the Company and BioSite will engage in a collaborative research program in which BioSite will attempt to develop antibodies and diagnostic assays for selected target biomolecules proposed by the Company. The Company and BioSite will then assess the diagnostic and therapeutic potential of these antibodies and diagnostic assays for breast cancer and neurological diseases. If the antibodies and diagnostic assays are found to have diagnostic and/or therapeutic potential, BioSite will develop and commercialize products for the detection and/or treatment of breast cancer and/or neurological diseases. BioSite has made the second milestone payment to the Company. Royalties will also be paid to the Company on the sale of any BioSite products containing antibodies to any selected target biomolecule claimed in a patent application or an issued patent.

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

On October 13, 2005, Power3 executed a Research Agreement with Pfizer, Inc. to further evaluate the Company’s NuroPro(TM) test capabilities and to test blind and unblinded samples, provided by Pfizer, under controlled conditions. The Company has completed the analysis of the samples and has presented the results to Pfizer.

On May 16, 2006, Power3 entered into a Materials Transfer and Confidential Disclosure Agreement with Innogenetics N.V., a Belgium-based international biopharmaceutical company. The current proposal is an assessment of the utility of the Company’s NuroPro(TM) to differentiate control subjects from subjects with Alzheimer’s disease. The assessment has begun. Power3 received an initial shipment of samples from Innogenetics N.V. in October 2006.

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

The Company has decided to focus development efforts for its early-detection tests for breast cancer on blood serum. The Company has successfully used blood serum as the platform for its NuroPro(TM) neurodegenerative tests and believes that blood serum as a single platform is the best medium for the development and commercialization of proteomics diagnostic tests.

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

The Company is continuing its ongoing clinical validation program in collaboration with the Methodist Neurological Institute. The initial phase was completed in July 2004 and the latest phase was completed in March, 2006. The Company’s database continues to increase with unique samples classified either as normal or being clinically diagnosed with ALS, Alzheimer’s, Parkinson’s, and other related neurological disorders. The number of differentially expressed proteins in Neurodegenerative diseases is 47, of which 43 protein biomarkers have been identified. The ability to differentiate diseases from each other and from normal and disease controls has also benefited from the Company’s multivariant biostatistical analysis of the larger database and the expanded set of biomarkers. Currently, select panels of biomarkers are being employed in development of the NuroPro(TM) blood serum-based tests for four disease diagnostics including neurological diseases of motor control such as Parkinson’s disease, ALS and their like disorders; ALS specific tests for ALS vs. ALS-like disorders; Alzheimer’s disease specific tests; and Parkinson’s disease-specific tests. Pre-IDE applications for the first two have been filed with the U.S. Food and Drug Administration. In addition, four US Utility patent applications were filed on these tests, conversions of the Company’s pre-existing provisional patent applications.

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

Total operating expenses were $395,546 during the three months ended September 30, 2006 as compared to $3,526,325 for the three months ended September 30, 2005, a decrease of $3,130,779. The decrease in operating expenses was primarily attributable to a decrease of $3,003,870 in amortization of stock-based compensation as expense. This reduction was not due to any personnel losses, but rather to the end of the accounting amortization period for the stock-based compensation, previously issued by the Company in 2004. Other income and (expenses), including gain from derivatives, were ($177,449) in the quarter ended September 30, 2006 as compared to other income of $69,661 during the quarter ended September 30, 2005.

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

The above matters result in our Net Loss being $3,306,497 less thus far in 2006 than during the first nine months of 2005, almost wholly made up of the reduction in stock based compensation expenses, offset by the derivative expense during the first nine months of 2006.

Liquidity and Capital Resources

The Company has financed its operations since the date of the Advanced BioChem transaction primarily through the net proceeds generated from the sale of common stock, the issuance of convertible debentures and the issuance of notes payable as bridge loans. From the date of the Advanced BioChem transaction through June 30, 2006, the Company has raised approximately $3,292,978 in debt capital. As described in “Recent Financing” below, the Company may sell an additional $1,600,000 in aggregate principal amount of convertible debentures following the effectiveness of the Registration Statement on Form SB-2 filed by the Company for the resale of certain shares of the Company’s stock by the purchasers of the Company’s convertible debentures. The Company is in default under the terms of the Securities Purchase Agreement, the previously issued debentures and related registration rights agreement. As such, there can be no assurance that the existing investors will purchase all or any portion of the additional $1,600,000 aggregate principal amount of debentures. If additional debentures are issued and sold by the Company, the Company will use a portion of the proceeds from the sale and issuance of such debentures to pay the interest due and principal balances owing under the promissory notes incurred in 2005 and 2006, the Officer Advances and other notes payable owed by the Company.

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

Net cash used in operating activities amounted to ($1,740,487) for the nine months ended September 30, 2006, compared to ($2,023,787) for the nine months ended September 30, 2005. The change in net cash used in operating activities during 2006 was primarily due to a smaller loss from operations and an increase in accounts payable and accrued liabilities, as compared to the same three months of 2005.

Net cash provided by financing activities was $1,812,721 for the nine months ended September 30, 2006, as compared to $1,908,968 for the nine months ended September 30, 2005.

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

None during the quarter ended September 30, 2006.

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

10.19	Stock Pledge Agreement for Fife Promissory Note, dated March 28, 2006 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-QSB for the quarter ended March 31, 2006).

31.1*	Certification

31.2*	Certification

32.1**	Certification Pursuant to Section 906

32.2**	Certification Pursuant to Section 906

*Filed with this report. **Furnished with this report.

(1)	Filed with this report

SIGNATURES

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Rash	Chairman and	January 23, 2007
Steven B. Rash	Chief Executive Officer

/s/ John P. Burton	Chief Financial Officer	January 23, 2007
John P. Burton