Form 10QSB
period 2007-03-31
POWER 3 MEDICAL PRODUCTS INC
filed 2007-05-21
CIK 1063530

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐     No ☒

As of April 30, 2007 there were 76,975,509 shares of voting common stock of the registrant issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)?
Yes ☐     No ☒

Transitional Small Business Disclosure Format (check one):
Yes ☐     No ☒

Explanatory Note

This quarterly report on Form 10-QSB for the quarter ended March 31, 2007, has not been reviewed by the Company’s independent registered public accountants.

The financial statements and accompanying Notes to the Financial Statements have not been reviewed by the Company’s independent registered public accountants due to a delay in the completion of the audit of the Company’s financial statements for the year ended December 31, 2006. This delay is primarily due to a recent change in the Company’s independent registered public accounting firm, as reported in a Form 8-K filed by the Company with the Securities and Exchange Commission on March 14, 2007.

There are no disputes or differences of opinion that the Company is aware of, between the Company and its independent registered public accounting firm, for the quarter ended March 31, 2007.

I. FINANCIAL INFORMATION
Item 1. Financial Statements

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEET AS OF March 31, 2007
(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$217,808
All Other Current Assets	123,335
Total Current Assets	341,143
FIXED ASSETS
Furniture, Fixtures and Equipment	9,485
(Net of accumulated depreciation of $92,204)
Intellectual Property	179,786
Total Fixed Assets	189,271
OTHER ASSETS
Goodwill	11,583,431
Deferred Finance Costs	233,817
Deposits	5,350
Stock held in Escrow	120,000
Total Other Assets	11,942,598

TOTAL ASSETS	$12,473,012

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts Payable	$917,724
Notes Payable	672,527
Notes Payable to Related Parties	1,511,708
Convertible Debentures-in default	394,996
Other Current Liabilities	1,364,022
Derivative Liabilities	5,391,023

TOTAL LIABILITIES	$10,252,000

STOCKHOLDER'S EQUITY
Common Stock-$0.001 par value:150,000,000 shares authorized;	76,970
76,970,955 shares issued and outstanding
Additional Paid-In Capital	62,402,938
Deferred Compensation Expense	(2,986,053)
Deficit accumulated before entering development stage	(11,681,500)
Deficit accumulated during development stage	(45,591,343)
Total Stockholder’s Equity	2,221,012
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$12,473,012

See notes to the condensed financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEET
AS OF DECEMBER 31, 2006
 (unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,602
Accounts receivable
Prepaid expenses and other current assets	34,111
Total current assets	74,713

OTHER ASSETS
Goodwill	11,583,431
Deferred finance costs	253,336
Intangible assets	179,786
Furniture, fixtures and equipment, net	16,374
Deposits	5,900

TOTAL ASSETS	$12,113,540

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$878,811
Notes payable—in default	902,000
Convertible debentures—in default	310,496
Other current liabilities	2,739,168
Derivative liabilities	1,999,904
Total current liabilities	$6,830,379

STOCKHOLDERS’ EQUITY
Common Stock-$0.001 par value:150,000,000 shares authorized;
71,370,955 shares issued and outstanding	71,370
Additional paid-in capital	59,723,638
Deferred compensation	(1,207,440)
Loss accumulated before entering development stage	(11,681,500)
Loss accumulated during the development stage	(41,622,907)
Total stockholders’ equity	5,283,161

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,113,540

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(unaudited)

	For the three month period ended March 31, 2007		For the three month period ended March 31, 2006	Development Stage from May 18, 2004 to March 31, 2007

REVENUES:
Sales		$121,724		421,724
Other revenue				4,000
Total revenue		$121,724		425,724

COST OF GOODS SOLD:
Production costs
Total cost of goods sold	$

GROSS PROFIT		$121,724		425,724

OPERATING EXPENSES:	$
Stock based compensation		186,387	3,084,855	24,952,710
Employee compensation and benefits		264,826	451,788	3,605,950
Professional and consulting fees		204,445	187,924	8,692,983
Occupancy and equipment		32,972	39,345	289,597
Travel and entertainment		17,810	15,391	246,307
Other selling, general and administrative expenses		49,072	28,684	402,035
Total operating expenses		755,512	3,807,987	38,189,582

LOSS FROM OPERATIONS		$(633,788)	(3,807,987)	(37,763,858)

OTHER INCOME AND (EXPENSE):	$
Derivative income (expense)		(2,879,169)	(520,154)	776,897
Interest income		1,020		3,286
Other income (expense)				(3,029,442)
Interest (expense)		(456,498)	(577,607)	(2,197,251)
Total other income(expense)		$(3,334,648)	(1,097,761)	(4,446,510)

NET INCOME (LOSS)		(3,968,436)	(4,905,748)	(42,210,368)

NET LOSS PER SHARE		(.05)	(.07)	(.67)

Weighted average number of shares outstanding		73,014,288	65,298,967	62,983,480

POWER 3 MEDICAL PRODUCTS, INC
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Development
	For the Three	For the Three	Stage Results
	Months Ended	Months Ended	May 18, 2004 -
	March 31, 2007	March 31, 2006	March 31, 2007

OPERATING ACTIVITIES:
Net Loss	$(3,968,436)	(4,905,748)	(42,210,368)
Adjustment to reconcile net loss to net cash
used in operating activities:
Stock based services and compensation	186,387	3,442,507	32,639,456
Stock issued to retire preferred stock and debt			4,236
Derivative (income) expense	2,879,169	520,154	(776,897)
Depreciation and amortization	6,888	6,820	92,204
Amortization of debt discount and finance costs	104,085	212,440	240,474
Other	(89,224)		7,455,897
Decrease(increase) in deposits	550		(5,350)
Decrease(increase) in prepaids		(15,057)	(750,067)
Increase (decrease) in Deferred finance costs	19,519		272,855
Increase(decrease) in accounts payable and accrued liabilities and other	318,268	23,482	(3,691,910)

Net cash used in Operating Activities	$(542,794)	(715,402)	(6,729,470)

INVESTING ACTIVITIES
Capital expenditures, net	$		(27,161)
Increase (decrease) in other assets	120,000		299,786

Net cash used in Investing Activities	$120,000		(272,625)

FINANCING ACTIVITIES
Proceeds from CD, warrants and investment rights	$		1,197,041
Proceeds from borrowings under notes payable	600,000	429,400	3,523,808
Notes Payable to Related parties			1,393,346
Proceeds from sale of common stock, net		248,929	906,746
Adjustments related to derivatives		198,865	198,865

Net cash provided by financing activities	$600,000	877,194	7,219,806

Net increase (decrease) in cash and cash equivalents	$177,206	161,792	217,711

Cash and cash equivalents, beginning of period	$40,602	1,399	97

Cash and cash equivalents, end of period	$217,808	163,191	217,808

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS (cont.)
(unaudited)

	For the Three months ended March 31, 2007	For the Three months ended March 31, 2006	Cumulative during Development Stage May 18, 2004 to March 31, 2007

Cash paid for:
Interest			$59,840
Income taxes

Non-cash transactions:
Exchange of convertible preferred stock for common stock			$3,380,975
Conversion of notes payable to amounts due to stockholders	$83,362		$1,264,765
Issuance of common stock to retire Notes Payable	$190,000		$190,000
Issuance of common stock to retire Convertible Debenture	$480,000		$480,000
Common stock issued for services (at market, date of agreement or contract):
For consulting contracts and services	$7,400		$10,792,089
For asset acquisition (15,000,000 shares)			$13,500,000
For compensation contracts and to employees			$25,066,500
Issuance of warrants in connection with services	$1,540,000	$90,000	$1,605,000
Issuance of warrants in connection with notes payable	$425,000		$1,140,000
Retirement of common stock			$882,000

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

Power3 Medical Products, Inc. is in the development stage since it is focused on commercializing the intellectual properties acquired in its transaction with Advanced BioChem in May, 2004. Its focus is in the early detection, monitoring and targeting of diseases through the analysis of proteins, by focusing on disease diagnosis, protein and biomarker identification and early detection indicators in the areas of cancers, neurodegenerative and neuromuscular diseases, as well as other scientific areas of interest associated with protein biomarkers.

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

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, derivative financial instruments, other current liabilities, and convertible debentures. Management believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature.

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

The company uses in house evaluation techniques to estimate the fair value of the new warrants issued at the end of the quarter ended March 31, 2007, and to account for the impact of these warrants on the account entitled Derivative Liability (Other).

Furniture, Fixtures and Lab Equipment

Furniture, fixtures and lab equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the assets’ estimated useful lives. At March 31, 2007, certain lab equipment having a net book value of approximately $57,000 serves as security for certain liabilities.

Debt Discounts and Deferred Finance Costs

Debt discounts and deferred finance costs are being amortized over the maximum term of the convertible debentures of three years using the effective interest method.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 142 “Accounting for Intangible Assets” provides that goodwill is not subject to periodic amortization, but is evaluated at least annually for impairments. The goodwill acquired by the Company at the time of the May 18, 2004 transaction with Advanced BioChem was evaluated at December 31, 2006. As of December 31, 2006, Goodwill was determined to be impaired because the fair value of the reporting unit, based on the market capitalization of the Company, did not exceed the carrying value of the reporting unit, based on assets minus liabilities, at year end 2006.

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

Stock - Based Compensation

The Company accounts for equity instruments awarded to employees for services based on the fair value of common stock issued and the intrinsic value of stock options and warrants. The company accounts for all equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Fair value is measured based on the closing market price of the common stock on the effective date of the agreement or Board resolution.

Income Taxes

The Company computes income taxes using the asset and liability method in accordance with Financial Accounting Standards Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. There were no significant temporary differences at March 31, 2007.

Research and Development

Research and development costs amounted to $19,904 for the quarter ended March 31, 2007.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Advertising Costs

Advertising costs are expensed as incurred. No advertising expenses were incurred during the quarter ended March 31, 2007.

Note 3.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has primarily been involved in research and development and capital raising activities. As such the Company has incurred significant losses from operations during 2005, 2006 and through the end of the quarter ending March 31, 2007.

As a result, the Company has an immediate need for capital to continue its operations, and it will need to raise significant additional funds to implement its business plan. This cash will have to come from equity sales and/or borrowings and management has projected that the Company will need significant additional capital for development and other ongoing operational activities before it will produce sufficient anticipated revenue to support its operations. The actual amount of funds that the Company will need will be determined by many factors, some of which are beyond the Company’s control. These factors include:

▪	The extent to which the Company enters into licensing arrangements, collaborations or joint ventures;
▪	The progress and results of research and product development;
▪	The costs and timing of obtaining new patent rights;
▪	The extent to which the Company requires or licenses other technologies; and
▪	Regulatory changes and competition and technological developments in the market.

Note 4. LOSS PER SHARE

At December 31, 2006, common stock options were excluded from the fully diluted loss per share calculations because the effects would be anti-dilutive:

•
2,500,000 warrants, and additional investment rights which were issued to certain accredited investors on October 28, 2004 under the Agreement. In addition, pursuant to the Agreement, the investors purchased certain convertible debentures that if exercised, will result in the issuance of an indeterminate number of shares of common stock.

•
333,333 warrants which were issued to certain accredited investors on January 26, 2005 under the Amended Agreement. In addition, pursuant to the Agreement, the investors purchased certain convertible debentures that if exercised, will result in the issuance of an indeterminate number of shares of common stock

•
580,000 warrants which were issued to members of the Company’s Scientific Advisory Board and various other consultants in 2004 (including 100,000 to the agent that placed the convertible debentures discussed above). The warrants, which expire three to five years from the dates of the respective grants and were issued at no cost to such personnel, may be converted to a like number of shares of the Company’s common stock at any time prior to their expiration(s). As a result, during the period May 18, 2004 (date of acquisition) to December 31, 2005, the Company recorded $284,447 of stock based compensation as a result of the issuance of these warrants.

•
2,000,000 warrants were issued in November and December of 2005 to Trinity Finance Investments associated with two Notes, 1,000,000 warrants each, for invested funds. The warrants which expire in 7-8 years may be converted to a like number of shares at any time prior to their expiration date. As a result the Company recorded $6,429 of stock-based compensation as a result of the issuance of these warrants.

•	During the quarter ending September 30, 2006, the Company issued 5,949,998 warrants to individuals who had provided bridge loans to the company by purchasing convertible notes.

•
During the quarter ending March 31, 2007, the Company issued 9,166,664 warrants to individuals who had provided financing to the Company through the purchase of convertible Notes Payable. In addition, on February 28, 2007, the Company granted 6,000,000 warrants to Noble International Investments in exchange for services provided under a consulting agreement.

During the first quarter of 2007, $324,091 was amortized to stock option expense for warrants.

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

Note 6. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, holders of several notes payable from the Company began selling shares which had been personally pledged to them by officers of the company, as consideration for said notes and the note holders used the proceeds received from selling these personally pledged shares against the interest and notes payable due on notes they held. As of March 31, 2007, in order to recognize this reduction in outstanding balances due to the holders of these notes payable, the Company has converted $687,524 from various notes payable to Due to Officer(R), Steve Rash, representing the total amount of proceeds received from the sales of his pledged shares through March 31, 2007; and $789,184 to Due to Officer (G) representing the total amount of proceeds received through March 31, 2007, by note holders from selling common shares pledged by Dr. Ira Goldknopf.

Note 7. OTHER COMMITMENTS AND CONTINGENCIES

Operating Lease for Office and Laboratory Space

In August 2004, the Company entered into an office and laboratory space lease which expires on August 31, 2009, has an initial term of sixty-three months, and requires base monthly minimum lease payments ranging from approximately $6,000 to $9,600 (plus utilities and operating expenses) over the lease term. The lease contains a provision which allows the Company to extend the lease for two additional terms of sixty months. Rent expense, for the office lease, was $24,837 for the quarter ended March 31, 2007.

Other Leases

In June, 2004, the Company entered into a new lease for a telephone system which expires in June, 2009, has an initial term of 60 months and requires base monthly minimum lease payments in the amount of $184.51 per month over the lease term. The Company paid $554 on this lease during the quarter ended March 31, 2007

In October, 2004, the Company entered into a new lease for computers which expires in September, 2006, has an initial term of 24 months and requires base monthly minimum lease payments in the amount of $344 per month over the lease term. The Company paid $1,032 on this lease during the quarter ended March 31, 2007.

Future lease commitments are as follows:

2007	$106,420
2008	$114,800
2009	$39,434

Other Contingencies

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

The Company is involved in several other debt collection lawsuits totaling less than $15,000, plus court costs and interest. Since none of these matters has come to court, or is expected to within a short amount of time, the Company cannot be certain how any of these four matters will be resolved. Although the Company disputes certain of the claims in these matters, the original debt amounts are recorded in accounts payable on the balance sheet of the Company.

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

Convertible Debentures, Warrants and Additional Investment Rights:

The carrying values of the Company’s convertible debentures amounted to $75,279, at December 31, 2005, and $310,496 at December 31, 2006. The fair values of the liabilities associated with the convertible debenture issue in October, 2004 and January, 2005, were $1,252,633 as of March 31, 2007, and the fair values of the Company’s other derivative liabilities were $4,138,390 as of March 31, 2007. The convertible debentures face value was $1,000,000 and $1,400,000, as of December 31, 2004 and 2005, consisting of non-interest bearing convertible debentures funded in two traunches: $1,000,000 on October 28, 2007 and $400,000 due on January 26, 2008. The convertible debentures arose from the aforementioned financing, where the proceeds were allocated among the components of the financing arrangement, as follows:

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

(2)
The Company issued additional warrants to purchase 333,333 shares of common stock in connection with Traunche 2, which was not contemplated in the initial financing agreement. Current accounting standards require that these warrants be allocated between the debt (and recorded as deferred financing costs) and the derivative instruments (and allocated directly to derivative expense). Since the initial allocation of proceeds did not result in any initial value allocated to the debt, the fair value of these warrants was charged to derivative expense, as reflected in the table.

(3)
Direct financing costs associated with the offerings amounted to $140,959 and $62,000 for Traunche 1 and Traunche 2, respectively. These deferred financing costs are being amortized through periodic charges to interest expense using the effective method. Amortization of the deferred financing costs amounted to $10,061 for the quarter ended March 31, 2007.

Derivative financial instruments arising from the financing are initially recorded and continuously carried at fair values. The following tabular presentation reflects the fair values of the components of derivative financial instruments on the Company’s balance sheet at December 31, 2005 and 2006:

(Assets) Liabilities:	2005	2006
Common stock warrants	$57,250	$38,947
Embedded conversion feature	632,000	553,785
Additional investment rights	537,778	481,636
Other derivative instruments (1)	229,124	397,602
	$1,454,936	$1,471,970

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

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are indexed at December 31, 2005 and 2006:

Shares of common stock	2005	2006
Common stock warrants from debentures	2,833,333	2,833,333
Embedded conversion feature (1)	18,666,666	18,918,919
Additional investment rights (1)	15,555,555	15,555,555
Other derivative instruments (2)	3,480,000	12,899,996
	40,535,556	50,207,803

The terms of the embedded conversion features in the debentures and additional investment rights provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation.

During November and December 2005, the Company issued the Trinity notes payable that had detachable warrants for the purchase of 2,000,000 shares of common stock. These and other warrants issued by the Company constitute the incremental increase in other derivative instruments. Because share settlement of these warrants is not within the control of the Company, the warrants were classified as derivative financial instruments at their initial fair value. See Trinity Notes Payable, below.

Derivative Gain for the years ended December 31, 2005 and 2006 associated with adjustments recorded to reflect the aforementioned derivatives at fair value (in addition to the initial allocation, above) amounted to $2,019,884 and $65,834, respectively. These gains were primarily a result of the market price of the Company’s common stock declining during these periods.

Fair value considerations for derivative financial instruments:

Freestanding derivative financial instruments, consisting of warrants that arose from the debenture financing, are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model are as follows:

	Traunch 1	Traunch 2
Instrument	Warrants	Warrants
Exercise prices	$1.44	$1.44
Initial term (years)	5.0	5.0
Volatility	81.25%	81.25%
Interest rate	8.25%	8.25%

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

Assumptions included exercise estimates/behaviors and the following other significant estimates:

	Traunch 1	Traunch 2
Instrument	Features	Features
Conversion prices	$0.06—$0.90	$0.06—$1.08
Remaining terms (years)	.6—3.5	.8—3.5
Equivalent volatility	78.17%--81.53%	78.17%--81.53%
Equivalent interest-risk adjusted rate	5.18%--8.25%	5.20%--8.25%
Equivalent credit-risk adjusted yield rate	23.1%--45.7%	12.8%--14.2%

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

Instrument	Other Warrants	Preferred Stock(1)
Exercise prices (1)	$0.06--$3.00	$1.00
Initial term (years)	3.0—8.0	5.0
Volatility	81.25%	84.90%
Interest rate	8.25%	3.34%

(1)	As previously discussed, the preferred stock was converted to common stock before the close of the 2004 year end.

Trinity Notes Payable

During November and December 2005, the Company issued $300,000 face value, 11% notes payable and detachable warrants to purchase 2,000,000 shares of common stock to Trinity Financing Investments Corporation. Principal due on the notes was payable in the amount of $150,000 in March and $150,000 in April, 2006, along with accompanying interest. The first $150,000 note has been redeemed and is no longer outstanding because the note holder sold common shares of Power3, pledged by officers of the company, in satisfaction of both the interest and the note payable itself. Although the Company has been informed that sufficient pledged shares have been sold to extinguish the outstanding debt for the second $150,000 note payable, the Company has no paperwork or documentation to support that claim. Therefore, the second $150,000 note remains outstanding and payable as of March 31, 2007. The warrants associated with these two notes have eight-year terms and strike prices of $0.25 for 1,000,000 shares and $0.14 for 1,000,000 shares.

The proceeds from the Trinity financing were allocated first to the warrants, based upon their fair values, with the balance of $103,100 allocated to the notes. The allocation of proceeds to the fair value of the warrants was performed because, as discussed in the previous section, share settlement is not within management’s control. Such amount was initially classified as a derivative liability. The resulting note discount is being amortized through periodic charges to interest expense using the effective method. Amortization of note discount amounted to $32,773 during the period from issuance of the notes to December 31, 2005 and $175,127 for the year ended December 31, 2006.

Other Notes Payable

During the last half of 2006 and the first quarter of 2007, the Company issued convertible Notes Payable to various investors. The principal amounts of the individual notes varied from $12,000 to $200,000 and total $1,157,000. These Notes Payable are convertible at $.06 per share and the term of the notes are for a period of 1 year. The fair value of the derivative liability associated with these Notes Payable, as of March 31, 2007, is carried at $1,300,836.

Other Warrants

In addition, the purchasers of the Notes Payable mentioned above, received warrants to purchase additional common shares of the Company’s stock, generally at an exercise price of $.08 per share. The warrants are valid for a period of 3 years. The total number of warrants issued to these Note Payable purchasers is 18,283,327.

Further, in late February, the Company issued 6,000,000 warrants to a consultant, for services rendered. These warrants are exercisable at $.08 per share and are valid for 5 years.

The fair value of the derivative liability associated with all outstanding warrants issued by the Company, as of March 31, 2007, is $2,899,071.

Note 9. OTHER SIGNIFICANT EQUITY TRANSACTIONS

In early January, 2007, the Company agreed to issue 100,000 shares of common stock to a consultant for services provided.

In February, 2007, a note holder chose to convert his $60,000 convertible Note Payable into common shares and he was issued 1,000,000 shares of common stock. The note holder retained the warrants he had received previously when he entered into the Note Payable, during 2006.

In late February, 2007, the Company reached a settlement with Quinn Capital, a previous claimant in a law suit. As part of this settlement, the Company agreed to issue 500,000 shares to Quinn Capital.

In February, 2007, the Company reached an agreement with a convertible debenture holder to allow the holder to convert his debenture to common stock. The debenture holder received 3,000,000 shares of stock directly and another 1,000,000 shares was put in the name of the debenture holder, but held in escrow with Power3’s SEC counsel, to insure that sales of the common stock received in the conversion, would allow the debenture holder to receive a minimum agreed upon amount, as per the settlement. If the debenture holder does not receive the agreed upon amount, at time of sale of the first 3,000,000 shares, the remaining 1,000,000 shares will be released, as required, by the escrow agent, to the debenture holder.

During the quarter ending March 31, 2007, the Company issued 9,166,665 warrants to individuals, in conjunction with the issuance of convertible Notes Payable, in order to raise working capital for operations. The notes are convertible into 9,166,665 shares of common stock, at an exercise price of $.06 per share, at the option of the note holder.

In mid March, 2007, the Company entered into a consulting agreement with Noble International Investments and as a part of and condition to the agreement, Noble was granted warrants for the purchase of 6,000,000 shares of common stock of the Company, exercisable at $.08 per share for a period of five years.

In early April, 2007, the Company signed an agreement to form a Joint Venture with and issue a convertible debenture to Neogenomics, Inc., a Florida-based research and bioscience company. As part of this agreement, Neogenomics receives a First Option to purchase voting, convertible preferred stock that is convertible into such number of shares of common stock of the Company equal to a maximum of 20% of the Company’s voting Common Stock, after taking into consideration all outstanding First Option Preferred Stock on an as-converted basis. This First Option is irrevocable to the fullest extent permitted by law, and must be exercised before November 16, 2007 or 10 business days after a set of conditions have been satisfied, as specified in pages 3 and 4 of the agreement. In addition, Neogenomics received a Second Option to purchase voting convertible preferred stock that is convertible into such number of shares of common stock as is necessary to increase its ownership of the voting Common Stock of the Company, on an as-converted basis, up to 60% of the Company’s voting Common Stock, after taking into consideration all outstanding First Option Preferred Stock and Second Option Preferred Stock. Such Second Option will only be exercisable following exercise of the First Option, discussed previously, and will expire 12 months after the First Option Expiration Date as specified in paragraph 6 of the agreement.

Stock Option Plans

The Company has various stock option and warrant plans outstanding. Options granted under the 1998 stock option plans are exercisable only after the respective vesting period, which is determined by the Company's stock option committee. Options expire seven years from the date of grant. Under the 1999 stock option plan, options granted to employees vest ratably over three years as determined by the Company's stock option committee for options granted to officers, directors, and consultants. Options expire ten years from the date of grant. A total of 6,360 options remained in effect for warrants granted in 2000. The fair value of these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for warrants granted in 2000: risk-free interest rate of 6.03%;dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of $.34; and a weighted-average expected life of the options of 2.7 years.

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

In January 2004, the Company’s Board of Directors approved the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant, and Stock Award Plan (the 2004 Plan). Pursuant to the 2004 Plan, initially 10,000,000 shares of common stock, warrants, options, preferred stock or any combination thereof may be optioned. After the grant of any option, warrant or share of preferred stock, the number of shares that may be optioned under the 2004 Plan will be increased. The number of shares of such increase shall be an amount such that immediately following such increase, the total number of shares issuable under this plan and reserved for issuance upon exercise of options, warrants, or conversion of shares of preferred stock will equal 15% of the total number of issued and outstanding shares of the Company’s common stock. The Company has issued approximately 53,697,700 shares of common stock and 26,833,327 warrants under the 2004 Plan. Based upon the automatic increase provisions above, the number of shares available for issue under the Plan is 11,546,393, based upon 15% of the outstanding shares as of March 31, 2007.

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

Overview

Power3 Medical Products, Inc. is a late stage development company engaged in the discovery, development, and commercialization of protein biomarkers. The Company has made significant progress in establishing the effectiveness of its patent pending biomarkers in blood serum based tests for the early detection and diagnosis of breast cancer, neurodegenerative diseases and drug resistance. Power3’s revenue model, based on the licensing of its technology to diagnostic and pharmaceutical companies, results in royalty and milestone payments over the life of the agreements. Power3 has been successful in signing important license agreements. The Company has an IP portfolio of 534 differentially expressed biomarkers.

As the company has transitioned from research and proof of concept activities to commercialization, the Company’s revenue stream has begun with the receipt of its fifth milestone payment from delivery of blood samples to a strategic partner who is generating and testing antibodies to Power3’s biomarkers. No revenue has yet been generated from the sale of its products or service. The company is dependent on debt and equity capital for the funding of its current and future operations.

Scientific Developments

The members of the Company’s scientific team have developed a method for the differential diagnosis of neurodegenerative diseases based on identification and changes in the concentrations of protein biomarkers in blood serum. Dr. Stan Appel, now Chair of Neurology and Co-Director of Methodist Neurological Institute in Houston, assisted Power3 in their development efforts by supplying well-diagnosed serum samples. Under the trade name of NuroPro™, the Company is continuing development of a suite of four tests to differentiate individuals with no known neurological disorders from those with Alzheimer’s disease, Parkinson’s disease, ALS, and other disorders that have similar clinical symptoms as these diseases. The Company is also continuing to develop its early breast cancer detection test, in collaboration with Dr. Alan Hollingsworth, breast cancer surgical oncologist and recognized authority in women at high risk for breast cancer. This test is also based on the identification and changes in concentration of protein biomarkers in blood serum.

Product Candidates

The Company plans to target the protein-based diagnostic and drug targeting markets utilizing the Company’s portfolio of proprietary biomarker disease footprints. The Company has completed clinical validation studies involving over 1,273 patient samples from neurodegenerative disease, breast cancer and drug resistance and is utilizing biostatistics to monitor appropriate biomarkers for diagnostic sensitivity, specificity, positive predictive value, and negative predictive value. Power3 has an extensive database, consisting of more than 2,000 patient samples, which has been utilized to identify 534 protein biomarkers. Power3’s database represents the platform for Power3's patent-pending proteomic testing and biomarker discovery methods. The database offers a broad spectrum of patient samples for our proteomic research which includes human cells, serum, plasma, bone marrow, tissue, biopsies, and breast ductal fluid, backed by strong clinical documentation. This 'living' database is the foundation for our identification of our protein biomarkers.

By testing patient body fluids and tissues, such as blood serum and bone marrow, the Company has discovered unique snapshots of protein patterns in diseases including:

•	cancers such as breast, leukemia, bladder, stomach, and esophageal

•	neurodegenerative diseases such as Alzheimer’s, ALS, Parkinson’s disease and other neurological like diseases

•	drug resistance to chemotherapeutics

The Company’s discovery platform uses both proprietary methodologies owned by or licensed to the Company and accepted technologies to pinpoint precisely the specific protein biomarker molecules that undergo specific changes in concentration in disease samples. The process requires a great deal of proteomics experience and expertise to perform and interpret these results. The Company’s biomarker discovery platform delivers more useful clinical discoveries than competing technologies; exhibiting reproducible and reliable identification and providing high levels of sensitivity and specificity to meet pressing medical needs.

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

On December 28, 2005, the Company submitted 6 breast cancer blood serum biomarkers to BioSite, for consideration under the agreement. The development of antibodies was begun by BioSite in the quarter ending March, 2006 and the Company payments totaling 421,724.00 for blood serum samples, provided in association with the BioSite Licensing/Collaboration Agreement.

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

 On April 4, 2007 Power3 Medical Products, Inc. announced that it has entered into a collaboration agreement with NeoGenomics, Inc. (NASDAQ: NGNM - News) of Fort Myers, Florida, to form a joint venture Contract Research Organization (CRO). Under the terms of the agreement, Power3 and NeoGenomics will jointly own the CRO, whose mission will be commercialization of Power3's portfolio of Intellectual Property, centering on the 534 biomarkers it has discovered from a broad range of diseases, centering on the blood-based tests for breast cancer, ALS, Alzheimer's and Parkinson's Diseases. The CRO will work to further develop diagnostic tests and other services.

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

Through the application of Power3’s proteomic discovery platform covered by pending patent applications and trade secrets, the Company identified 12 proteins in blood serum which indicate early detection and stages of breast cancer. This has led to what the Company believes to be one of the first tests of its type that may detect breast cancer earlier than current technology allows. In addition, the Company has identified 10 additional promising blood serum biomarker proteins for breast cancer. These discoveries establish the basis of a very sensitive, non-invasive, early detection breast cancer-screening blood serum test.

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

Neurodegenerative Screening Test

Early detection of neurodegenerative disease generally results in better patient outcomes. Three diseases of particular interest are Alzheimer’s disease, Parkinson’s disease and ALS. The Alzheimer’s Association reports that Alzheimer’s disease is the most common form of dementia affecting over 4 million Americans. One in ten people age 65 and over have Alzheimer’s disease, while in rarer cases; younger people can contract the disease (early onset).

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

The members of the Company’s scientific team have developed a method for the differential diagnosis of neurodegenerative diseases utilizing blood serum, to which neurologist, Dr. Stan Appel, now Chair of Neurology and Co-Director of Methodist Neurological Institute in Houston, assisted in supplying well-diagnosed serum samples. With this test, which involves monitoring patients blood serum for disease specific changes in the concentrations of select groups of the Company’s 47 neurodegenerative disease proteins, the Company has identified specific sets of unique protein biomarkers that appear to distinguish between normal individuals, patients with Alzheimer’s disease, Parkinson’s disease, Amyotrophic Lateral Sclerosis (ALS, Lou Gehrig’s disease), and patients with other neurological disorders having similar symptoms.

The Company’s Alzheimer’s disease blood serum biomarkers appear to enable discernment of whether a dementia patient has Alzheimer’s disease, or one of a number of other dementia related diseases that are not Alzheimer’s, such as Lewy body dementia, Frontotemporal dementia, Stroke-related dementias, etc. Also, the company appears to have discovered a novel stepwise use of a group of 5 blood serum biomarkers that detects the presence of Alzheimer’s disease in early stages, possibly even before the appearance of symptoms.

In a similar fashion, Power3’s blood serum biomarkers for Parkinson’s disease appear to distinguish Parkinson’s disease from other, similar presenting movement disorders.

The Company is continuing its ongoing clinical validation program in collaboration with the Methodist Neurological Institute. The initial phase was completed in July 2004 and the latest phase was completed in March, 2006. The Company’s database continues to increase with unique samples classified either as normal or being clinically diagnosed with ALS, Alzheimer’s, Parkinson’s, and other related neurological disorders. The number of differentially expressed biomarkers in Neurodegenerative diseases is 47, of which 43 protein biomarkers have been identified. The ability to differentiate diseases from each other and from normal and disease controls has also benefited from the Company’s multivariant biostatistical analysis of the larger database and the expanded set of biomarkers. Currently, selected panels of biomarkers are being employed in development of the NuroPro™ blood serum-based tests for four disease diagnostics including neurological diseases of motor control such as Parkinson’s disease, ALS and their like disorders; ALS specific tests for ALS vs. ALS-like disorders; Alzheimer’s disease specific tests; and Parkinson’s disease-specific tests. Pre-IDE applications for the first two have been filed with the U.S. Food and Drug Administration. In addition, four US Utility patent applications were filed on these tests, conversions of the Company’s pre-existing provisional patent applications.

Drug Resistance to Chemotherapeutic Agents

By the time a patient’s development of resistance to chemotherapeutic agents is detected, it is often too late to revise treatment or otherwise save the patient. In 2002, the Company completed an initial “proof of concept,” which addresses drug resistance to a major chemotherapy agent. Determining that a cancer patient is sensitive or detecting a development of resistance during the early stages of treatment may eliminate toxic effects from the treatment drugs, and the need for trial-and-error treatment regimens. In 2005, additional biomarker discoveries were completed for this indication and a provisional patent application was filed on these new discoveries. These findings may ultimately provide the pharmaceutical industry with the technology to screen patients, on a molecular level, prior to clinical trials and design new drugs to overcome resistance. No new development activity in the area of drug resistance research took place in the quarter ending March 31, 2007. The Company anticipates increased activity in the drug resistance arena during 2007.

Intellectual Property

During the quarter ending September 30, 2006, Power3 filed four utility patent applications with the United States Patent and Trademark Office, entitled “Assay for Neuromuscular Diseases”, “Assay for ALS and ALS-Like Disorders”, “Assay for Differentiating Alzheimer’s Disease and Alzheimer’s-Like Disorders” “Assay for Diagnosis and Therapeutics Employing Similarities and Differences in Blood Serum Concentrations of 3 Forms of Complement C3c and Related Protein Biomarkers in Amyotrophic Lateral Sclerosis and Parkinson’s Disease” These were conversions of previous provisional applications. The number of pending patent applications as of quarter ending March 31, 2007, is 17.

 Results of Operations

Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006

Revenues for the three months ending March 31, 2007 were $121,724 compared to $-0- for the same period in 2006. This revenue resulted from the material transfer/sale of previously gathered blood serum samples, rather than from the commercial production of goods or services. Due to the Company’s focus on disease diagnosis, protein and biomarker identification, and research on drug resistance in the areas of cancer, neurodegenerative and neuromuscular diseases, it is unknown whether or not the Company will receive any revenues from sales of its products or services in the immediate future.

Total operating expenses were $755,512 during the three months ended March 31, 2007 as compared to $3,807,987 for the same three months ending March 31, 2006. The decrease in operating expenses was primarily attributable to a significant decrease in amortization of stock-based compensation as expense. This reduction was not due to any personnel losses, but rather to the end of the accounting amortization period for the stock-based compensation, previously issued by the Company in 2004. Other income and (expenses) amounted to ($3,334,647) for the quarter ended March 31, 2007 as compared to other expenses of ($1,097,761) during the quarter ended March 31, 2006. The difference in 2007 and 2006 here is the additional $2,359,015 of derivative expense incurred in 2007 due to the stock price doubling during the quarter ending March 31, 2007.

Interest expense thus far during the three months in 2007 has amounted to $456,498 as compared to $577,607 during the same three month period of 2006.

The above matters result in our Net Loss being $3,968,436 thus far in 2007, resulting primarily from the $2,879,169 loss due to the change in our derivative liability which resulted when our common stock went from $.074 to $.15 during the quarter.

Liquidity and Capital Resources

The Company has financed its operations since the date of the Advanced BioChem transaction primarily through the net proceeds generated from the sale of common stock, the issuance of convertible debentures and the issuance of notes payable as bridge loans. From the date of the Advanced BioChem transaction through March 31, 2007, the Company has raised approximately $3,892,978 in debt capital. As described in “Recent Financing” below, the Company may sell an additional $1,600,000 in aggregate principal amount of convertible debentures following the effectiveness of the Registration Statement on Form SB-2 filed by the Company for the resale of certain shares of the Company’s stock by the purchasers of the Company’s convertible debentures. The Company is in default under the terms of the Securities Purchase Agreement, the previously issued debentures and related registration rights agreement. As such, there can be no assurance that the existing investors will purchase all or any portion of the additional $1,600,000 aggregate principal amount of debentures. If additional debentures are issued and sold by the Company, the Company will use a portion of the proceeds from the sale and issuance of such debentures to pay the interest due and principal balances owing under the promissory notes incurred in 2005, 2006 and 2007, the Officer Advances and other notes payable owed by the Company.

The Company’s liquidity and capital needs relate primarily to working capital, development and other general corporate requirements. The Company has not received any cash from operations, other than from the sale of blood serum samples previously gathered. The Company has an immediate need for capital to continue its current operations, and in addition, is seeking additional capital from research grants, collaboration agreements, and other strategic alliances.

In the event the sale and issuance of the $1,600,000 aggregate principal amount of debentures occurs and the investors exercise their warrants and additional investment rights, the Company anticipates it will have adequate cash to meet its funding requirements through the second quarter of 2007. The foregoing projections are based upon the Company’s existing obligations. If the Company’s obligations are increased, the Company will require additional funding sooner than is currently anticipated.

Net cash used in operating activities amounted to ($542,794) for the three months ended March 31, 2007, compared to ($715,402) for the three months ended March 31, 2006. The change in net cash used in operating activities during 2007 was primarily due to a smaller loss from operations and an increase in accounts payable and accrued liabilities, as compared to the same three months of 2006.

Net cash provided by financing activities was $600,000 for the three months ended March 31, 2007, as compared to $877,194 for the three months ended March 31, 2006.

As of March 31, 2007, the Company’s principal source of liquidity was approximately $217,808 in cash.

Recent Financing

During the quarter ended March 31, 2007, the Company issued seven convertible Notes Payable, raising a total of $600,000 in additional working capital. These notes are convertible at $.06 per share, at the note holder’s option, and the lenders also received warrants to purchase common stock as additional incentive to enter into each Note Payable.

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

Absent a source of revenues, the Company will require funding in order to carry out its business plan until such time as it is able to generate sustained revenues. The Company’s current cash requirements are approximately $250,000 per month and the Company anticipates that it will require approximately $3,000,000 for the twelve months ended March 31, 2008, to continue its development activities, undertake and perform clinical validation studies, continue its marketing efforts and maintain its administrative infrastructure, as follows:

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

As noted previously, the Company entered into a securities purchase agreement and an amendment to the securities purchase agreement pursuant to which certain investors agreed to purchase, subject to the satisfaction of certain conditions, convertible debentures in the aggregate principal amount of $3,000,000. Assuming the completion of the remaining closing and sale and issuance of the remaining $1,600,000 in aggregate principal amount of the convertible debentures, the Company estimates that, after repayment of the bridge loans immediately following the sale and issuance of such debentures, the Company will still require additional cash to allow it to meet its current funding requirements through the middle of 2007. In the event the sale and issuance of such debentures occurs and the investors exercise their warrants and additional investment rights, the Company anticipates it will have adequate cash to meet its current funding requirements through the end of the quarter ended June 30, 2007.

The Company will continue to require additional debt or equity financing for its operations, which may not be readily available. The Company’s ability to continue as a going concern is subject to its ability to generate a profit or obtain necessary funding from outside sources.

Off-Balance Sheet Arrangements

At March 31, 2007, the only off balance sheet agreements in place for the Company were a lease in effect for its office space, leases in effect for computer equipment, leases in effect for lab equipment and employment agreements entered with its three principal officers.

However, in early April, 2007, the Company signed an agreement to form a Joint Venture with and issue a convertible debenture to Neogenomics, Inc., a Florida-based research and bioscience company. As part of this agreement, Neogenomics receives a First Option to purchase voting, convertible preferred stock that is convertible into such number of shares of common stock of the Company equal to a maximum of 20% of the Company’s voting Common Stock, after taking into consideration all outstanding First Option Preferred Stock on an as-converted basis. This First Option is irrevocable to the fullest extent permitted by law, and must be exercised before November 16, 2007 or 10 business days after a set of conditions have been satisfied, as specified in pages 3 and 4 of the agreement. In addition, Neogenomics received a Second Option to purchase voting convertible preferred stock that is convertible into such number of shares of common stock as is necessary to increase its ownership of the voting Common Stock of the Company, on an as-converted basis, up to 60% of the Company’s voting Common Stock, after taking into consideration all outstanding First Option Preferred Stock and Second Option Preferred Stock. Such Second Option will only be exercisable following exercise of the First Option, discussed previously, and will expire 12 months after the First Option Expiration Date as specified in paragraph 6 of the agreement

Critical Accounting Policies

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

Item 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation and for the reasons set forth below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2006.

As reported in the Company’s previous Quarterly Reports on Form 10-QSB, the Company identified certain deficiencies which caused management to conclude that the Company’s disclosure controls continue to be ineffective as of March 31, 2007. The Company has undertaken steps and implemented actions as disclosed in its previous Form 10-QSB’s in an effort to resolve these deficiencies. While the actions identified in the previously filed Form 10-QSB’s and the actions identified below have addressed many of these deficiencies, the Company continued to have deficiencies with respect to its disclosure controls and procedures at March 31, 2007, including the following:

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

Changes in Internal Control Over Financial Reporting

During 2005, the Company changed its auditing firm and implemented additional internal controls over documents and accounting that were designed to improve its reporting. Further, in March, 2007, the Company changed its auditing firm once more and improved its control procedures, in order to improve its reporting.

Other than the changes described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Legal Proceedings

In November 2004, Chapman Spira & Carson, LLC (“Chapman Spira”), an investment banking firm, filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Advanced BioChem (the Predecessor), Power3 and Steven Rash. The suit alleged that Advanced BioChem and Power3 were liable to Chapman Spira for damages allegedly resulting from the breach of a letter agreement between Chapman Spira and Advanced BioChem relating to the performance of strategic and investment banking services. Chapman Spira was seeking damages in the amount of $1,522,000 plus interest. On March 1, 2007, the Company received notice from its attorney in this matter, that the action described above has been discontinued without prejudice and without costs to any party.

An equipment vendor filed a complaint, regarding equipment which the Company acquired in its May 18, 2004 transaction with Advanced BioChem, now known as Industrial Enterprises of America, and against Advanced BioChem in April of 2002 in a California court alleging breach of contract and seeking damages. Advanced BioChem reached a settlement agreement in April of 2003 under which Advanced BioChem would pay the vendor $40,000 in installments through August, 2003. At December 31, 2003, Advanced BioChem had a balance remaining of $20,000. In April, 2005, the equipment vendor filed a lawsuit against Advanced BioChem, certain former officers of Advanced BioChem and against Power3 in order to enforce its claim for the remaining balance which is past due and may have been assumed by the Company as part of the settlement of the dispute with Advanced BioChem. Settlement negotiations are ongoing; however no resolution has been achieved thus far.

In June, 2005, Charles Caudle et al filed a lawsuit in Harris County, Texas, against Advanced BioChem, Power3 and the officers and directors of both companies. The suit alleges that Advanced BioChem, Power3 and the officers and directors of Power3, are liable to Charles Caudle et al for damages resulting from funds loaned to Advanced BioChem and which were subsequently converted into common stock of Advanced BioChem. It is unclear as to the specific dollar amount of the claim. The Company, and its officers and directors, has filed an answer denying all claims in the lawsuit. The Company believes that Charles Caudle et al’s claims are without merit with regard to Power3; however the Company cannot be assured it will prevail or if the outcome of the action will adversely affect the Company’s financial position or results of operations. Settlement negotiations between the parties are ongoing; however no resolution has been achieved thus far.

On May 19, 2005, Quinn Capital Consulting, Inc. filed suit against Power3 and Steven B. Rash claiming breach of contract regarding payment for services claimed to be provided to Power3, with payment to have been made by issue of 500,000 shares to Quinn Capital, which Power3 later cancelled or otherwise converted. In February, 2007, the Company and Quinn Capital reached a settlement agreement in this matter and the Company will issue 500,000 shares to Quinn Capital and pay $75,000, over time, as settlement of any and all claims in this matter.

On September 12, 2005, Focus Partners LLC filed suit against David Zazoff and Power3 alleging that Power3 breached its agreement with Focus Partners in that it failed to issue stock to the Plaintiff according to the terms of their agreement, that the stock in question was issued to Zazoff and that Zazoff later sold the stock in question for $480,000. Settlement discussions between the Power3 and Focus Partners are ongoing; however no resolution has been achieved thus far.

On February 15, 2006, Bowne of Dallas LP filed suit against Power3 to collect a debt for services in the amount of $17,315.03. On November 30, 2006, Bowne obtained a judgement against the Company and obtained a Writ of Garnishment against the Company’s bank account J.P. Morgan Chase Bank. On Thursday, March 22, 2007, Chase Bank froze a bank account of Power3 in compliance with the notice of garnishment it had received, in the amount of $25,624.23. The Company has discontinued use of that particular bank account.

On October 28, 2005, Power3 received notice of a Petition to Enforce Foreign Judgment citation filed against the Company by KForce regarding an employment fee adjudicated in December, 2003 in the state of Florida against the Company, in the amount of $15,872.77, together with $4,735.02 in interest. Power3 does not agree with the Foreign Judgment and is attempting to resolve the issue prior to enforcement. No resolution has been achieved on this issue at this time; however the Company is endeavoring to resolve the petition. This debt is not recorded in accounts payable by the Company because it is the Company’s position that the judgment should never have been entered against Power3, but rather against a different corporate entity, not related to Power3 in any way, at this time.

Item 2. Unregistered Sale of Equity Securities and use of Proceeds

During the quarter ended March 31, 2007, the Company issued 100,000 shares of S-8 common stock for services under its 2004 Stock Compensation Plan and 5,500,000 shares of restricted common stock.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the quarter ended March 31, 2007.

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

10.19	Stock Pledge Agreement for Fife Promissory Note, dated March 28, 2006 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-QSB for the quarter ended March 31, 2006).
10.20*	Promissory Note, dated January 16, 2007, executed by Power3 and Rich Kraniak in the amount of $50,000
10.21*	Promissory Note, dated September 14, 2006, executed by Power3 and Majic Arts & Entertainment, in the amount of $49,999.98
10.22*	Promissory Note, dated February 8, 2007, executed by Power3 and Paul Chosid, in the amount of $200,000.00
10.23*	Promissory Note, dated August 8, 2006, executed by Power3 and Rich Kraniak, in the amount of $100,000.00
10.24*	Promissory Note, dated February 8, 2007, executed by Power3 and Stephen Wood, in the amount of $120,000.00
10.25*	Promissory Note, dated October 27, 2006, executed by Power3 and Roger Kazanowski, in the amount of $150,000.00
10.26*	Promissory Note, dated February 27, 2007, executed by Power3 and Bruce Seyburn, in the amount of $100,000.00
10.27*	Promissory Note, dated October 27, 2006, executed by Power3 and Rich Kraniak, in the amount of $100,000.00
10.28*	Promissory Note, dated October 27, 2006, executed by Power3 and Steve Scott, in the amount of $25,000.00
10.29*	Promissory Note, dated October 31, 2006, executed by Power3 and Andrew Dahl, in the amount of $12,000.00
10.30*	Promissory Note, dated November 30, 2006, executed by Power3 and Jeffrey Hyde, in the amount of $10,000.00
10.31*	Promissory Note, dated October 31, 2006, executed by Power3 and Mike and Janet Lee, in the amount of $60,000.00
10.32*	Warrant Agreement with Mike and Janet Lee, dated October 30, 2006, for warrants to purchase 1,000,000 shares of common stock
10.33*	Warrant Agreement with Andrew Dahl, dated October 31, 2006, for warrants to purchase 200,000 shares of common stock
10.34*	Warrant Agreement with Rich Kraniak, dated August 27, 2006, for warrants to purchase 333,333 shares of common stock
10.35*	Warrant Agreement with Steve Scott, dated October 27, 2006, for warrants to purchase 416,666 shares of common stock
10.36*	Warrant Agreement with Roger Kazanowski, dated October 27, 2006, for warrants to purchase 2,500,000 shares of common stock
10.37*	Warrant Agreement with Rich Kraniak, dated October 27, 2006, for warrants to purchase 1,666,666 shares of common stock
10.38*	Warrant Agreement with Majic Arts & Entertainment, dated September 14, 2006, for warrants to purchase 833,333 shares of common stock
10.39*	Warrant Agreement with Rich Kraniak, dated January 16, 2007, for warrants to purchase 833,333 shares of common stock
10.40*	Warrant Agreement with Paul Chosid, dated February 8, 2007, for warrants to purchase 3,333,333 shares of common stock
10.41*	Warrant Agreement with Stephen Wood, dated February 8, 2007, for warrants to purchase 2,000,000 shares of common stock
10.42*	Warrant Agreement with Bruce Seyburn, dated February 27, 2007, for warrants to purchase 833,333 shares of common stock
10.43*	Consulting Agreement signed with Noble Investments, dated March 1, 2007
10.44	Agreement signed with Neogenomics (incorporated by reference to Exhibit 10.1 in the Form 8-K filed by the Company on April 3, 2007.

31.1*	Certification
31.2*	Certification
32.1**	Certification Pursuant to Section 906
32.2**	Certification Pursuant to Section 906

*Filed with this report.
**Furnished with this report.

(1)	Filed with this report

SIGNATURES

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Rash	Chairman and	May 21, 2007
Steven B. Rash	Chief Executive Officer

/s/ John P. Burton	Chief Financial Officer	May 21, 2007
John P. Burton