Form 10KSB
period 2006-12-31
POWER 3 MEDICAL PRODUCTS INC
filed 2007-07-18
CIK 1063530

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Revenues for the issuer’s fiscal year ended December 31, 2006 were $300,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Pink Sheets market administered by the National Association of Securities Dealers (“Nasdaq”) on December 31, 2006 was $4,847,485. For purposes of this calculation, affiliates include directors, executive officers and current employees.

The number of shares outstanding of the registrant’s common stock, par value .001 per share, as of June 30, 2007, was 94,181,525 shares.

Documents incorporated by reference: None.

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

The Company’s history of operating losses;

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

Development by competitors of new or competitive products or services;

The Company’s ability to retain management, implement its business strategy, assimilate and integrate any acquisitions;

The Company’s lack of operating experience and present commercial production capabilities; and

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

Item 1. Description of Business

Overview and Corporate History

Power3 Medical Products, Inc. (the “Company” or “Power3 ”) was incorporated in the State of Florida on May 15, 1992 and merged into a New York Corporation in 1994, under the name of Sheffield Acres, Inc. Power3 and its wholly owned subsidiaries, C5 Health, Inc. (“C5”), which was officially dissolved in the State of Delaware and in the State of Florida effective December 31, 2003 and Power3 Medical, Inc., a Nevada Corporation, were engaged in sales, distribution and services for the healthcare industry. On September 12, 2003 Surgical Safety Products, Inc. amended its Certificate of Incorporation to (a) declare a 1:50 reverse split of its common stock; (b) increase its authorized capital to 150,000,000 shares of common stock and 50,000,000 shares of preferred stock; and (c) change its name to Power3 Medical Products, Inc.

The Company transitioned to the development stage, from previously being an operating company, as of the Company’s asset purchase transaction with Advanced BioChem on May 18, 2004. As a development stage company, Power3 is primarily engaged in commercializing its intellectual properties in the area of diagnosis and treatment of breast cancer, ALS, Alzheimer’s disease and Parkinson’s disease.

Business of Issuer

As of the Company’s acquisition of assets from Advanced BioChem on May 18, 2004, the Company’s overall business strategy has changed. The Company’s current business directive is to engage in the early detection, monitoring, and targeting of diseases through the analysis of proteins. Power3’s development stage business objective is to commercialize its intellectual properties by focusing on disease diagnosis, protein and biomarkers identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases. Coincident with the acquisition of assets from Advanced BioChem, the Company changed its management team and established a Scientific Advisory Board to assist in the research and development of its products. The members of this Scientific Advisory Board are recognized leaders in their chosen fields and the Company is working with them to find effective therapeutics and novel predictive medicine for important human diseases.

The Company’s business strategy, which is dependent upon obtaining sufficient additional financing, is to enhance the commercialization of its existing diagnostic products and to aggressively pursue appropriate product and company strategic partnerships.

As a result of the acquisition of assets and certain liabilities of Advanced BioChem, Power3 has transitioned into an advanced proteomics company that applies existing proprietary methodologies to discover and identify protein biomarkers associated with diseases. By discovery and development of protein-based disease biomarkers, the Company has begun the development of tools for diagnosis, prognosis, early detection and identification of new targets for drugs in cancer, and neurodegenerative and neuromuscular diseases such as amyotrophic lateral sclerosis (commonly known as ALS or Lou Gehrig’s disease), Alzheimer’s disease, and Parkinson’s disease.

Power3’s scientific team is currently headed by its Director of Biochemistry, Dr. Essam A. Sheta. Dr. Sheta is a pioneer in the science of protein chemistry and cancer cell signaling and in so doing made significant biochemical discoveries. The team has leveraged these significant insights and has made progress in the discovery of unique disease protein footprints of biomarkers in breast cancer, neurodegenerative disease, and drug resistance to chemotherapeutic agents.

Proteomics is the global study and analysis of proteins. Through proteomics, scientists can more accurately understand the functioning of a healthy body and are assisted in the identification of the proteins associated with specific diseases. Proteins that change in the course of disease are the building blocks for new screening and diagnostic tests which the Company is developing to provide earlier disease detection, enhanced treatment and monitoring assistance.

Product Candidates

The Company plans to target the protein-based diagnostic and drug targeting markets utilizing the Company’s portfolio of proprietary disease biomarkers. In the area of neurodegenerative diseases and breast cancer, the Company has completed clinical validation studies involving over 2000 patient samples and is utilizing biostatistics to monitor appropriate biomarkers for diagnostic sensitivity, specificity, positive predictive value, and negative predictive value. By testing patient body fluids and tissues, such as serum, nipple aspirate fluid, and bone marrow aspirate, the Company has discovered unique snapshots of protein patterns in 2000 samples that cover broad range of diseases including:

cancers such as breast, leukemia, bladder, stomach, and esophageal; and

neurodegenerative diseases such as Alzheimer’s, ALS, and Parkinson’s disease.

The Company’s discovery platform uses proprietary methodologies, trade secrets, and accepted proteomic technologies that are optimized and validated for reproducible discovery of disease specific biomarkers in clinical patient samples. Following sample preparation, a 2D Gel system is used for the separation of proteins. The gels are stained, imaged and analyzed with unprecedented reproducibility and sensitivity for quantitative differences in the diseased vs. normal samples. The significance of these differences is evaluated using biostatistics to determine significance relative to the status of the health of the individual. The proteins of interest are removed from the gel matrix and analyzed by fingerprinting on a liquid chromatograph - tandem mass spectrometer. This information is then cross-referenced on a worldwide database to identify the protein of origin. This process requires a great deal of proteomics experience and expertise to make the correct accurate identification. In addition, all of the procedures are scaleable. The Company’s biomarker discovery platform delivers significant discoveries exhibiting validated, reproducible, and reliable identification and quantification; and displaying broad dynamic range and linearity of assays.

The Company has successfully identified more than 534 proteins, protein fragments and isoforms that are differentially expressed in response to disease by employing proprietary technologies gained from over 50 years of combined experience in protein biochemistry.

Power3 is transitioning from a company focused only on research and development to one that is demonstrating “proof of concept” of its technology as it enters the commercialization stage for its technology, products and services. The Company is engaged in the process of developing a portfolio of products including BC-SeraPro™ biomarkers and blood serum tests (for early detection of breast cancer); NuroPro® biomarkers and blood serum tests (for neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases) and biomarkers, tests and drug targets for drug resistance to chemotherapeutics.

License and Sponsored Research

Advanced BioChem entered into a license agreement with the Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M.D. Anderson Cancer Center in September 2003, which Power3 acquired in its transaction with Advanced BioChem. The license agreement gives the Company an exclusive, worldwide, royalty-bearing license to certain patent rights and technology rights for proteomic methods of diagnosis and monitoring of breast cancer using nipple aspirate fluids. The license agreement also gives the Company a non-exclusive, worldwide, royalty-bearing license to certain patent rights and technology rights for methods of identifying specific nipple aspirate fluid proteins for diagnosis and monitoring of breast cancer. The Company is permitted to grant sublicenses under the license agreement except for the identification of biological markers. The Company is obligated to pay to M.D. Anderson an initial license fee, and a subsequent license fee, both of which have been paid. The Company is also obligated to pay annual license maintenance fees, royalties and additional milestone payments upon the occurrence of certain designated events. The license agreement imposes upon the Company an obligation to indemnify the Board of Regents, The University of Texas System, M.D. Anderson, the regents, officers, employees, students, and agents against claims arising on account of any injury or death, or damage to property caused by the exercise of the rights granted under the license agreement to the Company, its officers and affiliates. The term of the license agreement is based on the date of expiration of the last patent rights to expire or, in the case of licensed technology rights, for a term of fifteen (15) years. However, in addition to customary termination provisions, M.D. Anderson has the right to terminate the license in any country if the Company fails, within ninety (90) days after receiving written notification from M.D. Anderson, to provide satisfactory evidence that it has commercialized or is attempting to commercialize the licensed invention in such country.

During 2006, the Company elected not to pursue nipple aspirate testing for commercialization in favor of blood serum testing and as a result of this decision, the Company has elected not to renew the agreement with MD Anderson. The blood serum biomarkers and tests discovered directly using blood serum is covered under intellectual property solely owned by the Company. The early detection blood serum test for Breast Cancer will be marketed under the name BC-SeraPro™.

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

On August 31, 2004 the Company entered into a research agreement with Baylor College of Medicine for the purpose of discovering biomarkers in serum and plasma that are of particular utility in the diagnosis and drug targeting for metabolic syndrome and associated disorders including diabetes, cardiovascular disease, hypertension and stroke. Under the terms of the agreement, Baylor College of Medicine will provide the Company sample materials for use in diagnosis in drug targeting metabolic syndrome and associated diseases including diabetes, cardiovascular disease, hypertension and stroke. With respect to any inventions developed pursuant to the agreement, the party who develops such invention will retain sole and exclusive rights to such invention. The other party will have the right to an exclusive license for the invention, which has been developed. Inventions developed jointly by the parties will be jointly owned. Power3 does not have any obligations for the payment of fees or royalties pursuant to this agreement. The agreement has a term ending June 30, 2007 and may be renewed for successive one-year periods. Since the Company is actively involved in numerous Neurodegenerative research agreements with other organizations, it is uncertain, at the time, if the Company will renew the Research Agreement with Baylor College of Medicine.

On May 24, 2005, the Company entered into a Collaboration Agreement with BioSite Incorporated. The Agreement provides that Power3 and Biosite will engage in a collaborative research program in which Biosite will attempt to develop antibodies and diagnostic assays for selected target biomolecules proposed by the Company. Power3 and Biosite will then assess the diagnostic and therapeutic potential of these antibodies and diagnostic assays for breast cancer. If the antibodies and diagnostic assays are found to have diagnostic and/or therapeutic potential, Biosite will develop and commercialize Biosite Products for the detection and/or treatment of breast cancer. Biosite will make milestone payments to the Company, as well as pay royalties on the sale of any Biosite Products containing antibodies to any selected target biomolecule claimed in a patent application or an issued patent.

More specifically, the Agreement provides that Power3 shall propose target biomolecules for the collaborative research program; Biosite and the Company shall mutually select certain target biomolecules for immunization ("Program Target"); and Biosite shall use commercially reasonable efforts to develop monoclonal and omniclonal antibodies to the selected target biomolecules that meet the specification set out by the parties ("Program Antibodies"). Upon Biosite's written request subsequent to the delivery of Program Antibodies to the Company, the Company will provide Biosite with blood-based clinical samples useful in the assessment of the Program Antibodies.

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

On October 13, 2005, Power3 executed a Research Agreement with Pfizer, Inc. to further evaluate the Company’s NuroPro® test capabilities and to test blind and unblinded samples, provided by Pfizer, under controlled conditions. The Company completed the analysis of the samples and presented the results to Pfizer. The Agreement terminated on October 13, 2006. The Company does not expect to renew the Research Agreement as it has numerous other Research Agreements in place and is in discussions to enter additional Research Agreements with other organizations.

On December 28, 2005, the Company submitted 6 breast cancer blood serum biomarkers to Biosite, for consideration under the agreement. The development of antibodies was begun by Biosite for the first of this series. During 2006, payments totaling $300,000 have been received from Biosite to the Company for blood serum samples to be used, by Biosite, in the development and testing of antibodies. .

However, effective June 26, 2007, Biosite was acquired by Inverness Medial Innovations, Inc. and it is uncertain as to whether or not Biosite will continue with its program to develop antibodies based on our protein biomarkers. If they discontinue this research effort, it would significantly reduce our projected cash flows and therefore, we have considered this factor in our analysis of goodwill impairment. Regardless of whether or not Biosite continues its research initiative with the Company, the Company is under no obligation to return the $300,000 mentioned in the previous paragraph.

On May 16, 2006, Power3 entered into a Materials Transfer and Confidential Disclosure Agreement with Innogenetics N.V., a Belgium-based international biopharmaceutical company. The current proposal is an assessment of the utility of the Company’s NuroPro® to differentiate control subjects from subjects with Alzheimer’s disease. Power3 received the shipment of samples from Innogenetics N.V. in October 2006 and completed the assessment of the blood serum samples in January 2007 and reported the results to Innogenetics, N.V. and is awaiting the final report from Innogenetics N.V.

On April 3, 2007, the Company entered into a joint venture agreement with NeoGenomics to form a contract research organization and collaborate on research work in the future. In addition, NeoGenomics agreed to purchase a convertible debenture for $200,000 and acquired options to purchase common stock of the Company during 2007.

Breast Cancer Screening Test (BC-SeraPro™)

Breast cancer is the second leading cause of cancer deaths in women and results in 40,000 deaths annually, with over $7 billion spent on breast cancer diagnosis annually. An important factor in surviving cancer is early detection and treatment. According to the American Cancer Society Surveillance Research, when breast cancer is confined to the breast, the five-year survival rate is close to 100%. Due to the limitations of the current diagnostic techniques of mammograms and self-examination, diagnosis of cancer is often missed or inconclusive. The limitations or absence of current diagnostic tests highlight the need for a test that can detect the presence of breast cancer much earlier. The Company’s has analyzed fluids from the breast called nipple aspirates fluid (NAF). Initial success yielded the identification of groups of breast cancer proteins in the aspirates. The procedure utilizes a breast pump to obtain a drop of fluid from the nipple. The aspirate is analyzed to identify specific breast cancer protein footprints. Concurrently, Power3 conducted its own biomarker discovery program using blood serum samples collected from the same clinical validation sites, in collaboration with Dr. Alan Hollingsworth at the Mercy Woman’s Center.

The Company believes that there are many advantages to a simple blood test over other samples taken from patients, not the least of which is the ready acceptance by patients to having blood drawn. This, along with numerous complaints from patients about the discomfort of the procedure, as well as the low success rate in getting nipple aspirate samples (less than 50%), has led the Company to decide that nipple aspirate testing is not commercially viable.

Since the Company has elected to not pursue nipple aspirate testing for commercialization, the license agreement with MD Anderson has not been renewed by the Company. The blood serum biomarkers and tests, discovered directly using blood serum, are covered under intellectual property solely owned by the Company. The early detection blood serum test for Breast Cancer will be marketed under the name BC-SeraPro™.

The Company’s proteomic discovery platform covered by pending patent applications and trade secrets was able to identify a panel of 12 blood serum based biomarkers and most recently identified an additional 10 biomarkers. These proteins have the potential to serve as an early detection tool to identify breast cancer long before it becomes detectable by conventional screening methods, greatly improving an individual’s chance for survival. Preliminary testing results demonstrated that the diagnostic tool is able to correctly identify individuals who are cancer-free or have benign disease from patients that have cancer with great sensitivity and specificity. These discoveries establish the basis of a very sensitive, non-invasive, early detection breast caner screening test. Therefore, Power3 has decided to focus development efforts for its early-detection tests for breast cancer on blood serum. The Company has successfully used blood serum as the platform for its NuroPro® neurodegenerative tests and believes that blood serum as a single platform is the best medium for the development and commercialization of proteomics diagnostic tests.

Neurodegenerative Screening Test (NuroPro®)

Early detection of neurodegenerative disease generally results in better patient outcomes. Three diseases of particular interest are Alzheimer’s disease, Parkinson’s disease and ALS. The Alzheimer’s Association reports that Alzheimer’s disease is the most common form of dementia affecting over 5.1 million Americans, of which 4.9 millions are 65 or older. Every 72 seconds, someone in America develops Alzheimer’s disease and by mid-century someone will develop Alzheimer’s every 33 seconds. People as young as 30 years old can contract the disease and one in ten people age 65 and over have Alzheimer’s disease. In addition, the American Parkinson’s Disease Association reports that more than 1.5 million people in the U.S. have Parkinson’s disease, affecting about 1 in 100 Americans over the age of 60 and a new case of Parkinson’s disease is diagnosed every 9 minutes. On a smaller scale, the ALS Association reports that an average of approximately 30,000 Americans are afflicted with ALS, with 5,000 new cases diagnosed annually.

The members of the Company’s scientific team have developed a method for the differential diagnosis of neurodegenerative diseases utilizing blood serum, which was co-developed with neurologist, Dr. Stan Appel, now Chair of Neurology and Co-Director of Methodist Neurological Institute in Houston. With this test, which involves monitoring the concentration of 50 differentially expressed proteins, the Company has identified groups of unique markers that appear to distinguish normal patients from those with motor neuron, cognitive, and other neurological disorders.

The Company is continuing its ongoing clinical validation program in collaboration with the Methodist Neurological Institute. The initial phase was completed in July 2004 and the latest phase was completed in March, 2006. During this time period, the Company’s database has increased from 183 to over 650 unique samples classified either as normal or being clinically diagnosed with ALS, Alzheimer’s, Parkinson’s, and other related neurological disorders. During this time, the number of differentially expressed proteins used in the discriminant analysis has increased from 9 to 50. The ability to differentiate diseases from each other and from normal and disease controls has improved using the proprietary PD3™ process, including Polyiterative™ biostatistical analysis on the larger database and the expanded set of biomarkers. Currently, select panels of biomarkers are being employed in development of the NuroPro® blood serum-based tests for four disease diagnostics including neurological diseases of motor control such as Parkinson’s disease, ALS and their like disorders; ALS specific tests for ALS vs. ALS-like disorders; Alzheimer’s disease specific tests; and a Parkinson’s disease-specific test. Pre-IDE applications for the first two have been filed with the U.S. Food and Drug Administration (FDA).

On June 2006, The American Institute of Biological Science (AIBS) has elected Power3’s Director of Biochemistry, Dr. Essam Sheta to be on its review panel for grant proposals related to Parkinson’s disease. The AIBS has been tasked by the U.S. Army Medical Research and Materiel Command (USAMRMC) Neurotoxin Exposure and Treatment Research Program (NETRP) to convene a peer review panel to review novel and innovative research proposals related to Parkinson’s disease. The USAMRMC is soliciting research proposals for studies on the pathophysiology, surrogate markers, mechanisms and treatment of Parkinson's disease and Parkinson's-related neurodegenerative conditions to include initiating causes, interaction of environmental and genetic risk factors, epigenetic modifying factors, with emphasis on exposure factors encountered in military operations which may be neurotoxic or lead to neurodegenerative conditions

In July 2006, Power3 announced a biomarker breakthrough based on applied extensive analytical and statistical analysis which resulted in the selection of five distinctive biomarkers from its portfolio of 47 previously identified protein biomarkers for neurodegenerative diseases. These and other selected biomarkers show great promise and represent a major step forward as a tool for the diagnosis of Alzheimer's disease.

On September 6, 2006, Power3 announced the discovery of 11 biomarkers which demonstrate the ability to identify Parkinson’s disease in its early stages through blood serum-based testing, as well as differentiate between Parkinson’s and Parkinson’s-like diseases.

On November 11, 2006, University of Thessaly School of Medicine in Larissa, Greece signed a research agreement with Power3 focusing on the proteomic discovery of biomarkers for Parkinson’s disease. The collaboration will also extend to cover other neurodegenerative diseases including Alzheimer’s disease, and ALS (Amyotrophic Lateral Sclerosis - Lou Gehrig's disease). According to the agreement, The University of Thessaly will provide Power3 with clinically confirmed samples of neurodegenerative disease, including age and gender matched controls. Power3 will use its existing proprietary and patent-pending technologies to analyze the samples, seeking new protein biomarkers for the early detection of neurodegenerative diseases to add to its portfolio. The initial shipment of Parkinson’s disease samples were received in May 2007 and are being analyzed in the Company’s CLIA certified laboratory

Dr. Ira Goldknopf, Director of Proteomics of Power3, gave two presentations at Experimental Biology 2006, the annual meeting of the Federation of American Societies at the Moscone Center in San Francisco in March, which was attended by more than 12,000 independent scientists. The first Power3 presentation - “Blood Serum Biomarkers for Differential Diagnosis of Parkinson’s Disease” - included a report by Dr. Goldknopf and a “poster” presentation. Dr. Goldknopf presented and discussed Power3’s findings of specific blood serum protein biomarkers and tests to differentially diagnose Parkinson’s disease from normal controls and other neurological and neurodegenerative disorders. In addition, Dr. Goldknopf covered the findings of Parkinson’s and ALS specific nerve cell degeneration mechanisms which can be followed in blood serum, for potential drug targets and drug treatment response monitoring. The second presentation, “Biomarkers for Diagnosis and Targeting of Resistance and Sensitivity to Imatinib Mesylate in Chronic Myelogenous Leukemia,” included a poster presentation covering bone marrow aspirate protein biomarkers to predict sensitivity or resistance to Gleevec in Leukemia, including a mechanism of resistance and drug targets measured in bone marrow. Also on April 27-28, 2006 in San Francisco, Dr. Goldknopf presented Power3’s findings in blood-based testing for breast cancer at the OncoProteomics World Congress, and was asked to serve as the scientific advisor for the conference in 2007. Dr. Goldknopf presented the Company’s findings on Breast Cancer at the Cancer Proteomics World Congress, and on Alzheimer’s disease at the Molecular Diagnostics World Congress, held in Philadelphia on April 26-27, 2007. He has reviewed the Molecular Diagnostics World Congress for the Journal Expert Review of Molecular Diagnostics, which will be published late in 2007 in the UK.

Power3 was also awarded one of the “Largest Bioscience Companies” designations and was featured in the Houston Business Journal for 2006.

Drug Resistance to Chemotherapeutic Agents

Drug resistance is of particular concern for the use of chemotherapy in treating cancer and particularly for chronic myelogenous leukemia. By the time a patient’s development of resistance to chemotherapeutic agents is detected, it is often too late to revise treatment or otherwise save the patient. In 2002, the Company completed an initial “proof of concept,” which addresses drug resistance to a major chemotherapy agent. Determining that a cancer patient is sensitive or detecting a development of resistance during the early stages of treatment may eliminate toxic effects from the treatment drugs, and the need for trial-and-error treatment regimens. In 2006, the Company discovered a new biomarker for drug resistance that is related to a drug specific target. These findings may ultimately provide the pharmaceutical industry with the technology to screen patients, on a molecular level, prior to clinical trials and design new drugs to overcome resistance.

Intellectual Property

During the year-ending December 31, 2006, Power3 filed four utility patent applications with the United States Patent and Trademark Office, entitled “Assay for Neuromuscular Diseases”, “Assay for ALS and ALS-Like Disorders”, “Assay for Differentiating Alzheimer’s Disease and Alzheimer’s-Like Disorders” “Assay for Diagnosis and Therapeutics Employing Similarities and Differences in Blood Serum Concentrations of 3 Forms of Complement C3c and Related Protein Biomarkers in Amyotrophic Lateral Sclerosis and Parkinson’s Disease” These were conversions of previous provisional applications. The number of pending patent applications as of December 31, 2006 is 17. The costs of filing these four patent applications were included as salaries and filing fees and no outside, legal patent costs were incurred.

In May 2006, Power3 filed a utility application for patent with the U.S. Patent and Trademark Office. The patent was initially filed on a provisional basis in May 2005, the application is for Power3's first generic, blood-based diagnostic test for neuromuscular disorders, including ALS - Amyotropic Lateral Sclerosis, known as "Lou Gehrig's Disease," and Parkinson's disease.

On December 12, 2006, Power3 announced the filing of an application with the U.S. Patent and Trademark Office for discoveries and a process used for early detection and diagnosis of breast cancer. The patent filing is entitled "Twelve (12) Protein Biomarkers for Diagnosis and Early Detection of Breast Cancer," which relates to biomarkers in blood serum that can be used in diagnosis, determination of disease severity, and monitoring of therapeutic response of patients with breast cancer. The invention shows how these 12 protein biomarkers in human blood can be employed to diagnose and differentiate between patients with breast cancer, benign breast disease or abnormalities, and "normal controls. The patent application is a collaborative effort between the Power3 scientific team and Dr. Alan Hollingsworth, a nationally-known breast cancer surgical oncologist at Mercy Woman's Center in Oklahoma City, and a member of Power3's Scientific Advisory Board.

As of December 31, 2006, the Company chose not to pursue an Office Action on the patent application for biomarker 7616, “A 2’-5’ Obligoadenylate Synthetase Like Protein as a Biomarker for Neurodegenerative Disease” as it is protected under another patent application. The number of pending patent applications is 17.

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

Celera Genomics, which is engaged in proteomics, bioinformatics and genomics to identify and develop drug targets and discover and develop new therapeutics;

Ciphergen Biosystems, which is active in biomarker discovery assay development and characterization;

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

Dependence on One or on a Few Major Customers

The Company is still in the developmental stage and has not commenced producing or marketing any products to customers at this stage. The Company has experienced its first small set of revenue; however this was generated from sales of blood serum samples, rather than sales of any products or services produced by the Company. The Company does have a limited set of institutions and laboratories that it is currently involved with doing testing and development work, however these associations could change and the Company is not limited as to which institutions, hospitals or laboratories it works with in the future. The Company’s revenue during 2006 was solely from one customer, Biosite; changes in our relationship with this Company could have a material impact on our financial statements.

Research and Development

The Company believes that research and development is an important factor in its future growth and operates a state of the art proteomics laboratory. The Company has restricted the initiation of new research activities during 2006 because of funding limitations and has focused its efforts on commercializing its current inventory of test products.

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

The Company received notification from the U.S. Patent and Trademark Office that it has been awarded a registered trademark for use of the name NuroPro, for the series of early detection neurodegenerative blood serum tests currently under development.

In addition, the Company applied on April 25, 2007 for a trademark utilizing the name BC-SeraPro, for its early detection Breast Cancer blood serum test currently under development. The Company is presently in the approval process from the U.S. Patents and Trademark Office for award of the BC-SeraPro trademark.

With respect to the Company’s biomarker discovery process, antibody detection system and breast cancer biomarkers, the Company have two provisional patents pending and four utility patents pending. The Company’s work in breast cancer no longer depends on certain technologies that it has licensed from M.D. Anderson Cancer Center, as those licenses are for nipple aspirate technology that the Company has determined to be not commercially viable. The Company’s blood serum biomarkers and tests are solely owned by the Company.

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

In cooperation with the Leukemia Group at MD Anderson Cancer Center, the Company has joint ownership of one utility patent pending and one PCT international application in the area of drug resistance to chemotherapy in chronic myelogenous leukemia. The Company has also recently discovered a new biomarker for drug resistance in leukemia that exerts its effect on the drug target, which has been filed as a provisional patent application. The Company also has joint inventorship of a provisional patent application for biomarkers in gastrointestinal cancer with the University of Virginia.

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

Scientific Publications and Presentations

In February, 2006, the Company published two peer reviewed scientific articles. Establishing the scientific basis of their NuroPro® neurodegenerative disease biomarkers and tests is an invited review entitled “2D gel blood serum biomarkers reveal differential clinical proteomics of the neurodegenerative diseases” by Essam A. Sheta, Stanley H. Appel and Ira L. Goldknopf, Expert Review of Proteomics 3, 45-62 (2006). And the second scientific article “Complement C3c and related protein biomarkers in amyotrophic lateral sclerosis and Parkinson’s disease”, by Ira L. Goldknopf, et al. Biochemical and Biophysical Research Communications 342, 1034-1039 (2006), details a breakthrough discovery of differences in a key protein that drives neurodegeneration between Parkinson’s disease and ALS.

The Company believes its growing IP portfolio, industry papers and presentations demonstrate the value of its visionary approach to medically-useful product development and anticipates further acceptance by the scientific and business communities as it transitions its technologies into commercially-viable products.

Governmental Regulation

The Company received its CLIA (Clinical Laboratory Improvement Amendments) certification on March 23, 2007, which permits the Company to begin offering CLIA-compliant high complexity medical testing services. The Company earned its two-year license to offer high complexity tests after meeting standards for knowledge, training and experience, reagents and materials preparation, characteristics of operational steps, calibration, quality control and proficiency testing materials, test systems troubleshooting and equipment maintenance, and interpretation and judgment.

With the CLIA certification in place, the Company has begun to fulfill its mission of commercialization of the Company’s proteomic discoveries to serve the medical and scientific communities. Furthermore, the Company can now offer blood-based testing services to physicians, hospitals and clinics, with the analysis of samples performed by the Company in its state-of-the-art centralized laboratory. CLIA was passed by the U.S. Congress in 1988 to establish quality standards for all laboratory testing, and to ensure accuracy, reliability and timeliness of patient test results regardless of where the test was performed.

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

On May 5, 2005 the Company submitted a pre-IDE application to the FDA on its blood test for neurodegenerative diseases of motor control, including Parkinson’s disease, ALS and their like disorders in order to obtain the Agency's guidance regarding: the appropriate regulatory pathway to pursue; the proper approach to refine and/or define its data and statistical analyses; and the study design for the Company's pending neurodegenerative disease diagnostic blood tests. A submission made under the pre-IDE process is not an official IDE application as described in 21 CFR Part 812. The Pre-IDE process is designed to help companies obtain early, informal input on aspects of a future IDE application and offers assistance in establishing the parameters for official IDE applications when unique diagnostic tests involving innovative technologies are being pursued. The Company met with the Food and Drug Administration on June 1, 2005 regarding its Pre-IDE submission for the first in a series of its NuroPro® Blood Tests for the early detection and differentiation of neuromuscular diseases, such as ALS and Parkinson’s disease.

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

Now, the Company is proceeding to make preparations for FDA applicable multiple site clinical studies for the NuroPro® suite of blood serum tests. On August 17, 2005, the Company submitted its second Pre-IDE application on its ALS specific blood test for distinguishing ALS from normal and disease controls.

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

Sales and Marketing

The Company currently has no sales or marketing employees, and no immediate plans to hire any personnel devoted to this area. The Company will make decisions about sales and marketing at a later date, when its products transition from the clinical validation stage to commercialization and market introduction.

Manufacturing

The Company does not currently have manufacturing capabilities, but it is exploring opportunities to produce and manufacture the Company’s diagnostic tests through collaborative agreements and strategic alliances. Exploitation of these opportunities will depend on the availability of further capital, qualified personnel, sufficient production resources and the Company’s ability to establish these relationships with other parties who have existing manufacturing and distribution capabilities. The Company does not currently have plans to manufacture any products in the near future and will make decisions about manufacturing at a later date, when its product portfolio is further along in the development stage.

Costs and Effects of Compliance with Environmental Laws (Federal, State or Local)

The Company, as discussed earlier in this section, does not manufacture any products, nor does it purchase, store or ship any products. Consequently the Company does not have any compliance issues with regard to environmental laws as they relate to commercial operations.

The Company does store and handle certain organic wastes and human tissue samples in its laboratory operations. The cost of complying with environmental laws which govern our research and development laboratory operations, during the period ending December 31, 2006, was approximately $175, primarily consisting of costs associated with disposal of waste materials.

Employees and Consultants

At December 31, 2006, the Company had thirteen (13) full-time employees. None of the Company’s employees are represented by collective bargaining agreements, and the Company considers its employee relations to be good. The Company utilizes part-time consultants as well as contract research organizations and other outside specialty firms for various services such as clinical trial support, manufacturing and regulatory approval advice.

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

We have experienced a net loss of $6,415,969 for calendar year 2006. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted primarily from non-cash, stock-based compensation costs incurred as stock issued for compensation, research and development activities, and general and administrative costs associated with operations. Stock issued for compensation and for consulting fees has been valued at market price on the effective date of the agreement, per SEC requirement. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs and we have estimated that we will require approximately $3,300,000 to carry out our business plan through the period ending December 31, 2007. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

our progress with research and product development;

the costs and timing of obtaining new patent rights;

the extent to which we acquire or license other technologies; and

regulatory changes and competition and technological developments in the market.

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

We have only recently commenced our business operations and our technologies are still in the early stages of development. The products we are currently developing may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of these products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use and obtain all necessary regulatory approvals, we may not be able to develop products that:

are accepted by, and marketed successfully to, the marketplace;

are safe and effective;

are protected from competition by others;

do not infringe the intellectual property rights of others;

are developed prior to the successful marketing of similar products by competitors; or

can be manufactured in sufficient quantities or at a reasonable cost.

Many of our research and development programs rely on technology licensed from third parties, and termination of any of those licenses would result in loss of significant rights to develop and market our products, which would impair out business.

We have rights to technology through license agreements with third parties. Our licenses generally may be terminated by the other party if we fail to perform our obligations. If terminated, we would lose the right to develop the licensed products, which would significantly harm our business. The license agreements include payments contingent upon achieving specified milestones toward commercialization of the licensed products. Currently we do not have any specific value associated with these license agreements because each of the agreements is in such an early stage of research and development that no value is yet supportable and further, we are not yet ready to commercialize the products covered within the license agreements.

Some of our research and development programs may rely on technology licensed from third parties, and termination of any of those licenses would not result in the loss of significant rights to develop and market our products, which would not impair our business expectations and projections.

We have rights to technology through license agreements with third parties. We rely upon an exclusive license agreement from Baylor College of Medicine for identification and use of certain biomarkers for neurodegenerative diseases. Our licenses generally may be terminated by the other party if the Company fails to perform its obligations, including milestone obligations to conduct a research and development program and develop the licensed products for commercialization. If terminated, we would lose the right to develop the licensed products, which could significantly reduce our business expectations. The license agreements include payments contingent upon achieving specified milestones toward commercialization of the licensed products. If disputes arise over the definition of these requirements or whether we have satisfied the requirements in a timely manner, or if any other obligations in the license agreement are disputed by the other party, the other party could terminate the agreement and we could lose our rights to develop the licensed technology. Currently we do not have any specific value associated with these license agreements because each of the agreements is in the early stages of research and development and we are not ready to commercialize any of the license agreements yet.

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

We are an early stage development company engaged primarily in new product development. Early in its existence, Power3 was a development stage company, striving to develop products for sale to the surgical industry. After this stage, Power3 entered the operating company stage selling the products they had developed to hospitals and medical care providers, up until May 17, 2004. At the time of the May 18, 2004 asset purchase transaction, Power3 changed its business model and entered back into the development stage to commercialize its intellectual properties acquired in the transaction. We have not yet completed the development of our first product and have no significant revenue from selling products or services we have commercially produced. Since the change of our focus, we may have difficulty competing with larger, established biomedical and pharmaceutical companies and organizations. These companies and organizations have much greater financial, technical, research, marketing, sales, distribution, service and other resources than the Company. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic.

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

Third parties may challenge the patents that have been issued or licensed to the Company. We may have to pay substantial damages, possibly including treble damages; for past infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require the Company to pay substantial royalties. Even if infringement claims against the Company are without merit, defending a lawsuit takes significant time, may be expensive and could divert management attention from other business concerns.

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

Recruiting and retaining qualified scientific personnel to perform research and development work are critical to our success. There is intense competition for qualified scientists and managerial personnel from numerous pharmaceutical, biomedical and biotechnology companies, as well as from academic and government organizations, research institutions and other entities. In addition, we may face particular difficulties because there are a limited number of scientists specializing in proteomics and its use for the discovery of diseases, the principal focus of our company. We expect to rely on consultants and advisors, including our scientific and clinical advisors, to assist the Company in formulating our research and development strategy. Any of those consultants or advisors could be employed by other employers, or be self-employed, and might have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company. Such other employment, consulting or advisory relationships could place our trade secrets at risk, even if we require non-disclosure agreements.

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

The market price for securities of biomedical and biotechnology companies historically have been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

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

As of December 31, 2006, 71,370,955 shares of our common stock were outstanding. In 2006, the Company filed an SB-2 to register all the shares associated with the convertible debentures issued in October, 2004 and January, 2005. However, since December 31, 2006, the Company has decided to pull its Form SB-2, and filed paperwork with the appropriate agencies in mid June, 2007, to rescind this SB-2. In addition, the Company is in the process of settlement with the convertible debenture holders and expects to settle all outstanding claims under these debentures, other than the warrants, by the end of calendar 2007. Once these conversions are completed, there will be a substantial number of shares which could come on the market over the next 2 years. The sale of a substantial number of shares of our common stock by the investors, or the anticipation of such sales, could make it more difficult for the Company to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. In addition to these shares, approximately 15,000,000 shares of common stock issued to Advanced BioChem in our acquisition of substantially all of its assets may become available for resale. Sales of shares pursuant to other exercisable options and warrants we have issued could also lead to subsequent sales of the shares in the public market. These sales could depress the market price of our stock by creating an excess in supply of shares for sale. Availability of these shares for sale in the public market could also impair our ability to raise capital by selling equity securities.

Our stock is thinly traded, which could lead to price volatility and difficulty liquidating your investment.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. During the year ended December 31, 2006, the average daily trading volume of our stock was approximately 237,250 shares and the shares traded as low as $0.05 and as high as $0.42 per share. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

Our common stock does not currently qualify for listing on the Nasdaq Stock Market or the OTCBB. If the trading price of our common stock remains less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

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

As stated in “Market Information”, during 2005, upon the Company’s failure to timely file its Form 10-KSB for year ended December 31, 2004, the OTCBB appended the symbol “E” to the Company’s trading symbol and notified the Company of its jeopardy of having its securities no longer quoted on the OTCBB, pending the Company’s filing of its Form 10-KSB for 2004. On June 14, 2005, the Company was notified of the OTCBB’s action to not allow the Company’s securities to be quoted on the OTCBB, as of June 16, 2005, pending the filing of the Company’s Form 10-KSB for 2004. The 10-KSB for 2004 was filed in September, 2005, however the OTCBB has not allowed the Company’s stock to return to the Bulletin Board due to the non-completion of the Form SB-2 which was filed by the Company in late 2005. The Company has been informed that trading in the Company’s stock will not be allowed on the OTC Bulletin Board until the SB-2, previously filed, is declared effective. The Company has now rescinded the SB-2, as of mid-June, 2007, in an effort to get put back on the Bulletin Board. However, at time of this filing, the Company’s common shares are only available for trading through the Pink Sheets.

If the ownership of our common stock continues to be highly concentrated, it may prevent you from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of December 31, 2006, our executive officers, directors and their affiliates beneficially own or control approximately 8.5% of the outstanding shares of our common stock (after giving effect to the exercise of all options and warrants held by them which are exercisable within sixty days of such date). Additionally, based upon our stock records, Industrial Enterprises of America, previously known as Advanced BioChem, is the record owner of approximately 18.5% of the outstanding shares of our common stock as of December 31, 2006. Accordingly, our current executive officers, directors and their affiliates, as well as Advanced BioChem, will have substantial control over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of the Company, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

The terms of our convertible debentures have materially modified the rights of common shareholders, and if we issued preferred stock, any holders of such preferred stock might be able to delay or prevent a change of control of the company.

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

We previously entered into employment agreements with two of our directors and executive officers in whom we agreed to issue 1,500,000 shares of Series B preferred stock to each officer. The shares were intended to be issued following the Advanced BioChem transaction; however, we did not file the certificate of amendment necessary to designate powers and relative rights of the Series B preferred stock. As a result of certain restrictions agreed to by the Company in connection with the sale of our convertible debentures, we are not permitted to issue common shares or common share equivalents such as the Series B preferred stock until 90 days after the effective date of the registration statement. After such restrictions lapse, we intend to designate and issue the Series B preferred stock. It is contemplated that the Series B preferred stock will have special voting rights such that the holders of the Series B preferred stock will hold a majority of the voting rights of the company. Upon issuance of the Series B preferred stock, our current executive officers and directors may restrict our ability to merge with, or sell our assets to, a third party.

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

Item 3. Legal Proceedings

In November 2004, Chapman Spira & Carson, LLC (“Chapman Spira”), an investment banking firm, filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Advanced BioChem (the Predecessor), Power3 and Steven Rash. The suit alleges that Advanced BioChem and Power3 are liable to Chapman Spira for damages allegedly are resulting from the breach of a letter agreement between Chapman Spira and Advanced BioChem relating to the performance of strategic and investment banking services. Chapman Spira is seeking damages in the amount of $1,522,000 plus interest. The Company has filed an answer in the lawsuit. On March 1, 2007, the Company received notice from its attorney that the action described above has been discontinued without prejudice and without costs to any party.

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

In June, 2005, Charles Caudle et al filed a lawsuit in Harris County, Texas, against Advanced BioChem, Power3 and the officers and directors of both companies. The suit alleges that Advanced BioChem, Power3 and the officers and directors of Power3, are liable to Charles Caudle et al for damages resulting from funds loaned to Advanced BioChem and which were subsequently converted into common stock of Advanced BioChem. It is unclear as to the specific dollar amount of the claim. The Company, and its officers and directors, has filed an answer denying all claims in the lawsuit. The Company believes that Charles Caudle’s claims are without merit with regard to Power3; however the Company cannot be assured it will prevail or if the outcome of the action will adversely affect the Company’s financial position or results of operations. Settlement negotiations between Advanced BioChem and Charles Caudle et al are ongoing and are expected to be concluded in July, 2007. The Company does not expect to incur any loss whatsoever from this action.

On May 19, 2005, Quinn Capital Consulting, Inc. filed suit against Power3 and Steven B. Rash claiming breach of contract regarding payment for services claimed to be provided to Power3, with payment to have been made by issue of 500,000 shares to Quinn Capital, which Power3 later cancelled or otherwise converted. This financial obligation is recorded in the obligations of the Company as of December 31, 2006. In February, 2007, the Company and Quinn Capital reached a settlement agreement in this matter and the Company will issue 500,000 common shares to Quinn Capital and pay $75,000, over time, as settlement of any and all claims in this matter.

On September 12, 2005, Focus Partners LLC filed suit against David Zazoff and Power3 alleging that Power3 breached its agreement with Focus Partners in that it failed to issue stock to the Plaintiff according to the terms of their agreement, that the stock in question was issued to Zazoff and that Zazoff later sold the stock in question for $480,000. Settlement discussions between the Power3 and Focus Partners are ongoing; however no resolution has been achieved thus far. The Company has moved for summary judgment dismissing the complaint on the grounds that the agreement that forms the basis of this action was superseded by a subsequent agreement entered into between the parties, thereby obviating any obligation of Power3 to tender shares pursuant to the prior agreement. The Company believes that the Plaintiff’s claims are without merit and the Company will continue to vigorously defend this action.

On February 15, 2006, Bowne of Dallas LP filed suit against Power3 to collect a debt for services in the amount of $17,315. The debt is recorded in accounts payable by Power3 as of December 31, 2006. In February, 2007, this debt, along with an additional $8,000 in fees, was settled and the obligation was removed from the accounts payable of the Company.

On October 28, 2005, Power3 received notice of a Petition to Enforce Foreign Judgment citation filed against the Company by KForce regarding an employment fee adjudicated in December, 2003 in the state of Florida against the Company, in the amount of $15,873 together with $4,735 in interest. Power3 does not agree with the Foreign Judgment and is attempting to resolve the issue prior to enforcement. No resolution has been achieved on this issue at this time; however the Company is endeavoring to resolve the petition. This debt is not recorded in accounts payable by the Company because it is the Company’s position that the judgment should never have been entered against Power3, but rather against a different corporate entity, not related to Power3 in any way, at this time. The Company’s attorney in this matter feels that no loss is probable, nor will the Company be obligated to pay any sums whatsoever on this matter. The Company has pled improper party and expects to be vacated from the suit since it does not apply to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of the security holders during 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

During 2004, the Company’s common stock was traded on the OTC Bulletin Board under the symbol “PWRM.” As of June, 2005, as reported previously, the Company’s common stock has been quoted on the Pink Sheets. The high and low bid information for each quarter for the years ending December 31, 2006 and 2005, as reported by National Quotation Bureau, Inc., are as follows:

Quarter	Pre or Post Split Price(1)	High Bid	Low Bid

First Quarter 2007	Post-Split	$0.22	$0.06
Second Quarter 2007	Post-Split	$0.29	$0.13
Third Quarter 2007 (2)	Post-Split	$0.19	$0.15

First Quarter 2006	Post-Split	$0.42	$0.10
Second Quarter 2006	Post-Split	$0.33	$0.14
Third Quarter 2006	Post-Split	$0.16	$0.09
Fourth Quarter 2006	Post-Split	$0.13	$0.05

First Quarter 2005	Post-Split	$0.89	$0.48
Second Quarter 2005	Post-Split	$0.69	$0.14
Third Quarter 2005	Post-Split	$0.85	$0.14
Fourth Quarter 2005	Post-Split	$0.26	$0.10

(1) On September 24, 2003, the Company effected a 1-for-50 reverse stock split of its common stock.
(2) Prices listed through July 5, 2007

The quotations above reflect inter-dealer prices, without adjustment for retail mark-up, markdown or commissions and may not reflect actual transactions.

During 2005, upon the Company’s failure to timely file its Form 10-KSB, the OTCBB appended the symbol “E” to the Company’s trading symbol and notified the Company of its jeopardy of having its securities no longer quoted on the OTCBB, pending the Company’s filing of its Form 10-KSB for 2004. On June 14, 2005 the Company was notified of the OTCBB’s action to not allow the Company’s securities to be quoted on the OTCBB, as of June 16, 2005, pending the filing of the Company’s Form 10-KSB for 2004. Accordingly, the Company’s securities are no longer eligible for quotation on the OTCBB, as of June 16, 2005, all quotations of the Company’s securities are deleted from the OTCBB and the Company’s common stock is currently traded on the Pink Sheets under the symbol PWRM.PK.

Holders

As of December 31, 2006, there were 1,113 shareholders of record of the Company’s common stock.

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

The Company has had significant losses during 2005 and 2006. The Company anticipates that it will continue to incur substantial operating losses in future years as it progresses in its research and development activities as well as the commercializing of its technologies. The Company has an immediate need for capital to continue its current operations. At December 31, 2006, the Company had an accumulated Stockholder’s deficit of $5,768,920. The following discussion should be read in conjunction with the Company’s audited financial statements as of December 31, 2006 and for the years ended December 31, 2006 and 2005, including the notes to those financial statements. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. See “Item 1. Description of Business - Risk Factors” for additional discussion of these factors and risks.

Results of Operations

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005

Revenues from operations for the year ended December 31, 2006 were $300,000 compared to $-0- revenues for the year ended December 31, 2005. The Company has not incurred any Cost of Goods Sold for the years ended December 31, 2006 or December 31, 2005.

Operating expenses were $6,905,153 for 2006 as compared to Operating Expenses for 2005 as $27,765,820 a decrease of $20,860,667. The decrease in operating expenses was primarily due to a significant reduction in professional and consulting fees in 2006, compared to 2005, impairment of goodwill in 2005 and a reduction in stock-based compensation during 2006 due to amortizing only the remaining portions of the stock compensation issued in 2004.

Employee compensation and benefits were $6,041,029 in 2006 compared to $13,199,790 in 2005 primarily as a result of significant vesting of stock awards in 2005.

Occupancy and equipment expenses were $134,593 in 2006. This resulted primarily from the Company’s office lease and utilities during 2006, as well as repairs, telephones and utilities in 2006.

Derivative gain amounted to $1,194,129 during the year ended December 31, 2006. This is a substantially lower gain than during 2005 which amounted to $1,556,342. For both years, the stock price decline created the biggest majority of the gain. During 2006, this was offset by the creation of a number of new Notes Payable, which were convertible to common stock at a fixed exercise price and which included warrants. The creation of these notes, with embedded derivatives, and the creation of a large number of new warrants, offset the gain that would otherwise have been recognized, during 2006. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The Company has recorded fair value adjustments to our derivative financial instruments, which will result in charges or credits to our income, until we require the ability to settle these instruments with our common stock.

Interest expense amounted to $1,008,866 and $505,647 for the years ended December 31, 2006 and 2005 respectively. Interest expense increased in 2006 due to (i) increases in our borrowings from new bridge loans and (ii) amortizations associated with our discounted debt and deferred financing costs.

The above matters result in net loss decreasing from $27,134,865 in 2005 to a loss of $6,415,969 in 2006. The significantly larger net loss in 2005 was primarily due to impairment of goodwill and stock compensation expense during 2005.

Liquidity and Capital Resources

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are in the development stage and have primarily been involved in research and development and capital raising activities; as such we have incurred significant losses from operations during both 2005 and 2006.

We have an immediate need for capital to continue our operations, and we will need to raise significant additional funds to implement our business plan. This cash will have to come from equity sales and/or borrowings as management has projected that we will need significant additional capital for development and other ongoing operational activities before we will have any anticipated revenue generating products. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include:

▪	The extent to which we enter into licensing arrangements, collaborations or joint ventures;
▪	The progress and results of research and product development;
▪	The costs and timing of obtaining new patent rights;
▪	The extent to which we require or license other technologies; and
▪	Regulatory changes and competition and technological developments in the market.

Net cash used by operating activities was $1,156,147 for the year ended December 31, 2006, compared to $1,218,258 for the year ended December 31, 2005. Net cash used in investing activities during 2006 was -0- as compared to $89,246 in 2005. Net cash provided by financing activities approximated $1,195,350 for the year ended December 31, 2006, as compared to $1,150,602 for the year ended December 31, 2005. The increase in net cash provided by financing activities is primarily due to new Notes Payable issued by the Company during 2006. In addition, cash proceeds from the sales of stock increased from -0- for the year ended December 31, 2005 to $225,000 for the year ended December 31, 2006.

As of December 31, 2006, the Company’s principal source of liquidity was approximately $40,602 in cash. As of the date of filing this report, the Company has approximately $300,000 on hand to pay operating expenses. We also have no confirmed source of funds for the next twelve months, although we expect that after filing this report and an amended SB-2 registration statement, additional debt and equity capital will become available to the Company.

Pursuant to the financing described below, if the Company were to be successful in closing the final tranche of the convertible debenture issue, the Company would receive an additional $1,600,000 upon the sale and issuance of the final aggregate principal amount of debentures at the final closing of the private placement, which is to occur on or before the fifth trading day after the effective date of the registration statement filed by the Company for the resale of securities by the investors. In addition, the Company has received several bridge loans and officer advances during 2005 and 2006. It is expected that a portion of the proceeds received by the Company from the issuance and sale of the $1,600,000 aggregate principal amount of debentures would be used to repay certain bridge loans received during 2005 and 2006. As previously described, the Company has thus far, been unable to complete the funding of the convertible debentures, described below in “Recent Financing” due to its failure to obtain effectiveness of its SB-2 to register the shares associated with the debentures, the warrants and additional investment rights covered in the securities purchase agreements.

Convertible Debenture Financing

The Company entered into a securities purchase agreement, dated as of October 28, 2004, with certain investors. Pursuant to the securities purchase agreement, the investors agreed to purchase from the Company convertible debentures due three (3) years from the date of issuance in the aggregate principal amount of $3,000,000. Effective January 26, 2005, the Company entered into an amendment to the securities purchase agreement with a sub-group of the original investors. This sub-group invested a 2nd tranche of monies, as part of their original commitment. The securities purchase agreement, as amended, also provides for the issuance to the investors of warrants to purchase shares of the Company’s common stock and additional investment rights to purchase additional convertible debentures. In connection with the securities purchase agreement, the Company entered into a registration rights agreement which requires the Company to file a registration statement registering on behalf of the investors the resale of the shares of common stock issuable upon conversion of the debentures and the exercise of the warrants. The Company will also file a registration statement registering on behalf of the investors the resale of shares of common stock issued upon exercise of the additional investment rights previously issued by the Company.

Effective October 28, 2004, the Company issued and sold to the investors the first $1,000,000 in aggregate principal amount of such debentures at the initial closing under the securities purchase agreement. Pursuant to the securities purchase agreement, as amended, effective January 26, 2005 the Company issued and sold, as a 2nd tranche of investment, to certain investors $400,000 aggregate principal amount of convertible debentures. Subject to the Company’s satisfaction of the conditions set forth in the securities purchase agreement (which includes the effectiveness of the registration statement) the investors are required to purchase the remaining $1,600,000 in aggregate principal amount of such debentures at the final closing, which is to occur on or before the fifth trading day after the effective date of the registration statement. However, since the filed registration statement has not been declared effective, no such final investment has been required, nor funded by the convertible debenture holders.

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

If the Company, at any time while the debentures are outstanding, shall offer, sell or grant any option to purchase or offer, sell or grant any right to reprice its securities, or otherwise dispose of or issue any common stock or common stock equivalents, entitle any person to acquire shares of common stock at an effective price per share less than the then effective Conversion Price, as calculated by the formula described above, then the Conversion Price for the convertible debenture shares shall be reduced to equal any such new effective Conversion Price, as defined in the Agreement, regardless of whether or not such common stock or common stock equivalents are issued to convertible debenture holders. In case of any such adjustment in the effective Conversion Price for the convertible debenture shares, this could significantly dilute existing investors.

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

Concurrent with the issuance of the initial $1,000,000 aggregate principal amount of debentures dated October 28, 2004, the purchasers also received warrants to purchase an aggregate of up to 2,500,000 shares of common stock and additional investment rights to purchase up to an additional $2,500,000 principal amount of convertible debentures. On January 26, 2005, an amendment to the Securities Purchase Agreement was executed with four of the original purchasers of the initial $1,000,000 debenture purchase. Pursuant to the terms of the amendment, concurrent with the issuance of the $400,000 aggregate principal amount of convertible debentures, the Company issued additional warrants to purchase an aggregate of up to 333,333 shares of its common stock, but no additional investment rights. The warrants are exercisable at a price of $1.44 per share (subject to adjustment), for a period of five (5) years from October 28, 2004. If the Company, at any time the warrants are outstanding, pays a stock dividend or other distribution on its shares; subdivides outstanding shares into a larger number of shares; combines outstanding shares into a smaller number of shares; or issues by reclassification any shares of capital stock of the Company, then the Exercise Price of the warrants shall be adjusted by a formula based on the number of common shares then outstanding, and the number of shares issuable upon exercise of the warrants shall be proportionately adjusted. In addition, if the Company shall offer, sell, grant any option to purchase or reprice its securities, or otherwise dispose of or issue any common stock, at an effective price per share less than the then existing Exercise Price of the warrants, then the Exercise Price shall be reduced to equal this lower Base Share Price, as defined in the Securities Purchase Agreement for the warrants.

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

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in the Power 3's structured borrowings, are separately valued and accounted for on the Power 3's balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Plan of Operations and Cash Requirements

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

Absent a source of revenues, the Company will require funding in order to carry out its business plan until such time as it is able to generate sustained revenues. The Company’s current cash requirements are approximately $275,000 per month and the Company anticipates that it will require approximately $3,350,000 for the twelve months ended March 31, 2008 to continue its development activities, undertake and perform clinical validation studies, continue its marketing efforts and maintain its administrative infrastructure, broken down as follows:

Expenditures Required During Next Twelve Months

General and Administrative	$2,550,000

Capital Expenditures	$110,000

Patent filings and intellectual property	$200,000

Clinical Validation Studies	$340,000

Testing for Research Agreements	$150,000

Total	$3,350,000

The Company has no significant capital expenditure requirements and does not plan to increase its monthly expenditure rate absent an increase in revenues or additional funding.

The Company will continue to require additional debt or equity financing for its operations which may not be readily available. The Company’s ability to continue as a going concern is subject to its ability to generate a profit or obtain necessary funding from outside sources. Management believes that even though the Company currently has limited cash resources and liquidity, assuming exercise of the warrants and additional investment rights, the net funds available from the final closing under the Securities Purchase Agreement financing, after repayment of the bridge loans, will allow the Company to continue operations for approximately six months from the date of receiving the final funding tranche. In the event the final closing and sale of 1,600,000 in aggregate principal amount of debentures occurs but the warrants and additional investment rights are not exercised, the Company anticipates that it will need to raise additional capital prior to June, 2007 to meet its operating costs. The Company’s actual results may differ materially from these estimates, and no assurance can be given that additional funding will not be required sooner than anticipated or that such additional funding will be available when needed or on terms acceptable to the Company. Insufficient funding will require the Company to curtail or terminate operations.

Off-Balance Sheet Arrangements

At December 31, 2006, with the exception of the lease for its operating facility, and employment agreements entered with its three principal officers, the Company did not have any significant off balance sheet commitments.

Critical Accounting Policies

Stock-Based Compensation

Effective January 1, 2006, Power3 began recording compensation expense associated with stock options and other forms of equity compensation is accordance with Statement of Financial Accounting Standards (“SFAS”) No.123R, Share−Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Power3 had accounted for stock options according to the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Power3 adopted the modified prospective transition method provided for under SFAS No.123R, and, consequently, has not retroactively adjusted results from prior periods.

Power3’s stock-based compensation expense consists primarily of amortized costs for stock issued to consultants, to employees and for warrants, covered by the 2004 Stock Compensation Plan. Total stock-based compensation expense for 2004 amounted to $8,215,241, compared to $12,111,542 in 2005, and $5,096,078, in 2006. The variance is primarily due to the varying quarterly amortization of stock issued to employees, which was concluded during 2006. Most of the stock was originally issued on or about May 18, 2004, and was being amortized over 24 months. As no more stock-based compensation has been issued, the last of the stock-based compensation was fully amortized to deferred compensation expense during 2006.

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in the Power3's structured borrowings, are separately valued and accounted for on the Power3's balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Lattice Valuation Model

Power3 valued the conversion features in their convertible notes using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values the embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) Power3 exercises its right to convert the debentures and (5) Power3 defaults on the debentures. Power3 uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur. Based on the analysis of these factors, Power3 uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow would be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

Black−Scholes Valuation Model

Power3 used the Black−Scholes pricing model to determine the fair values of its warrants. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management's judgment, and which may impact net income or loss. In particular, Power3 uses volatility rates based upon the closing stock price of Power3’s common stock. Power3 uses a risk free interest rate which is the U. S.Treasury bill rate for a security with a maturity that approximates the estimated expected life of the derivative or security.

7. Financial Statements.

POWER3 MEDICAL PRODUCTS, INC.
(A development stage company)
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Power 3 Medical Products, Inc
(A development stage company)
The Woodlands, Texas

We have audited the accompanying balance sheets of Power 3 Medical Products, Inc (the “Company”) as of December 31, 2006 and 2005 and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flow from operations, and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 16 to the financial statements, errors resulting in an understatement of expenses, an overstatement of total assets, and an understatement of liabilities were discovered by management in 2006. Accordingly, adjustments have been made as of December 31, 2005, to correct these errors.

The financial statements for the period May 15, 1992 (inception) through December 31, 2004, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period May 15, 1992 (inception) through December 31, 2004, include a total equity of $10,349,293. Our opinion on the statements of operations, stockholder’s equity (deficit) and cash flows for the period May 15, 1992 (inception) through December 31, 2004, insofar as it relates to amounts for prior periods through December 31, 2004, is based solely on the report of other auditors.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone−bailey.com
Houston, Texas
July 9, 2007

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS		(as restated)

CURRENT ASSETS
Cash and cash equivalents	$40,602	$1,399
Prepaid expenses and other current assets		6,846
Total current assets	40,602	8,245

OTHER ASSETS
Deferred finance costs, net	253,336	290,027
Patents	179,786	179,786
Furniture, fixtures and equipment, net	16,374	70,751
Deposits	5,900	900

TOTAL ASSETS	$495,998	$549,709

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
Accounts payable	$899,177	$983,231
Notes payable—in default, net of amortization	777,822	1,093,739
Notes payable-related parties	1,428,346	192,000
Convertible debentures—in default	360,417	75,279
Other current liabilities	1,517,808	961,011
Derivative liabilities	1,281,348	1,918,478
Total current liabilities	6,264,918	5,223,738

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value 50,000,000 shares of preferred stock authorized 0 shares issued and outstanding.	-	-
Common Stock-$0.001 par value:150,000,000 shares authorized;
71,370,955 and 65,215,121 shares issued and outstanding respectively.	71,370	65,215
Additional paid-in capital	58,009,358	57,773,506
Deferred compensation	-	(5,079,071)
Loss accumulated before entering development stage	(11,681,500)	(11,681,500)
Loss accumulated during the development stage	(52,168,148)	(45,752,179)
Total stockholders’ deficit	(5,768,920)	(4,674,029)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$495,998	$549,709

See accompanying notes to the financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005 and period from May 18, 2004 (inception) through December 31, 2006

	2006	2005	Period from May 18, 2004 December 31, 2006
REVENUES:		(as restated)
Sales	$300,000	$-	$304,000
Other revenue
Total revenue	$300,000	$-	$304,000

OPERATING EXPENSES:
Employee compensation and benefits	6,041,029	13,199,790	28,332,495
Professional and consulting fees	562,764	590,132	8,617,576
Impairment of Goodwill		13,371,776	13,371,776
Occupancy and equipment	134,593	173,133	390,324
Travel and entertainment	72,872	89,490	228,497
Write off lease	34,243		34,243
Other selling, general and administrative expenses	59,652	341,499	287,923
Total operating expenses	$6,905,153	$27,765,820	$51,262,834

LOSS FROM OPERATIONS	$(6,605,153)	$(27,765,820)	$(50,958,834)

OTHER INCOME AND (EXPENSE):
Derivative gain	$1,194,129	$1,556,342	4,320,819
Interest income	792	260	2,266
Mandatory prepayment penalty		(420,000)	(420,000)
Other income(expense)	3,129		(196,176)
Interest expense	(1,008,866)	(505,647)	(1,535,250)
Total other income(expense)	189,184	630,955	2,171,659

NET LOSS	$(6,415,969)	$(27,134,865)	$(48,787,175)

NET LOSS PER SHARE BASIC AND DILLUTED	$(0.09)	$(0.41)	(0.70)

Weighted average number of shares outstanding	71,207,912	65,428,847	69,831,648

See accompanying notes to the financial statements.

POWER3 MEDICAL PRODUCTS, INC.
( A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2006 and 2005 and 2004 from inception

					Additional	Deferred
	Common Stock		Preferred	Stock	Paid In	Compensation	Retained
	Shares	Par Value	Shares	Par Value	Capital	Expense	Earnings	Equity

Beginning Balances as of beginning of development stage May 17 , 2004	14,407,630	$14,407	3,870,000	$3,870	$14,225,974	$-	$(11,681,500)	$2,382,751

Issued shares on May 18, 2004 for compensation	27,805,000	27,805			24,996,695	(25,024,500)
Issued shares on May 18, 2004 for services	4,550,000	4,550			4,090,450			4,095,000
Issued shares on May 18, 2004 for acquisition of equipment	15,000,000	15,000			13,485,000			13,500,000
Issued shares on June 1, 2004 for services	125,000	125			249,875	(250,000)
Issued shares on June 11, 2004 for services	100,000	100			211,900			212,000
Stock Option Expense					626,100	(626,100)
Issued shares on July 1, 2004 for compensation	140,000	140			426,860	(427,000)
Issues shares on July 23, 2004 for services	125,000	125			284,875	(285,000)
Issued shares on November 10, 2004 for cash	242,167	242			314,575			314,817
Issued shares on November 10, 2004 for services	10,000	10			12,990			13,000
Cancelled shares November 15, 2004 per cancellation of agreement	(160,000)	-160			(71,840)			(72,000)
Issued shares on November 17, 2004 to convert Series A Preferred Shares to common shares	1,031,316	1,031	(1,331,280)	(1,330)	1,391,246		(1,392,277)	1,330

Issued shares on November 23, 2004 to convert Series A Preferred shares to common shares	1,969,008	1,970	(2,538,720)	(2,540)	1,986,728		(1,988,698)	2,540
Stock based compensation						8,311,012		8,311,012
Net reclassification of derivative liabilities					(3,347,077)			(3,347,077)
Net Loss (from May 18, 2004 to December 31, 2004)							(15,056,339)	(15,056,339)

Balances, December 31, 2004	65,345,121	65,345	-	-	58,884,351	(18,301,588)	(30,298,814)	10,349,294

Cancelled Shares from 7/01/04 (returned from employee)	(140,000)	(140)			(426,860)			(427,000)
Issued Shares on 9/14/05 for compensation	140,000	140			41,860			42,000
Issued Shares on 10/31/05 for services	300,000	300			65,700			66,000
Issued Shares on 11/11/05 for services	250,000	250			44,750			45,000
Issued Shares on 12/06/05 for services	300,000	300			44,700			45,000
Cancelled Shares on 12/31/05 (returned from employee)	(975,000)	(975)			(876,500)			(877,475)
Cancelled Shares on 12/31/05 (returned from employee)	(5,000)	(5)			(4,495)			(4,500)
Amortize Deferred Comp Expense						13,222,517		13,222,517
Net Loss For Year							(27,134,865)	(27,134,865)

BALANCES, DECEMBER 31, 2005 (restated)	65,215,121	65,215	-	-	57,773,506	(5,079,071)	(57,433,679)_	(4,674,029)

Issued Shares on 1/06/06 for services	50,000	50			5700			5,750
Issued Shares on 1/06/06 for cash	500000	500			57000			57,500
Issued Shares on 1/13/06 for services	220,000	220			28,380			28,600
Issued Shares on 1/27/06 for compensation	451,677	452			49,233			49,685
Issued Shares on 2/03/06 for compensation	413,234	413			40,910			41,323

Issued Shares on 2/03/06 for cash	1,114,286	1,114			81,386			82,500
Issued Shares on 2/03/06 for services	297,843	297			29,488			29,785
Issued Shares on 2/14/06 for compensation	201,539	202			38,091			38,293
Issued Shares on 2/22/06 for services	150,000	150			34,350			34,500
Issued Shares on 3/08/06 for cash	400,000	400			39,600			40,000
Issued Shares on 3/09/06 for cash	400,000	400			39,600			40,000
Issued Shares on 3/23/06 for services	300,000	300			80,700			81,000
Issued Shares on 3/24/06 for compensation	186,648	187			48,529			48,716
Issued Shares on 5/09/06 for services	60,000	60			9,240			9,300
Issued Shares on 5/25/06 for services	172,147	172			22,207			22,379
Issued Shares on 6/08/06 for cash	38,460	38			4,962			5,000
Issued Shares on 6/16/06 for services	300,000	300			32,700			33,000
Issued Shares on 9/15/06 for services	400,000	400			39,600			40,000
Issue Shares on 10/31/06 for services	500,000	500			29,500			30,000
Adoption of 123R					(475,324)	475,324
Amortize Deferred Comp Expense						4,603,747		4,603,747
Net Loss For Year							(6,415,969)	(6,415,969)

BALANCES, DECEMBER 31, 2006	71,370,955	$71,370	-	-	$58,009,358	-	$(63,849,648)	$(5,768,920)

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005 and the period from May 18, 2004 (inception) through December 31, 2006

	2006	2005	May 18, 2004 to December 31, 2006
		(as restated)
Operating activities:
Net loss	$(6,415,969)	$(27,134,865)	$(48,787,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Goodwill	-	13,371,776	13,371,776
Loss on previously capitalized lease	34,243	-	34,243
Amortization of deferred finance cost and debt discounts	271,908	125,818	414,454
Change in derivative liability, net of bifurcation	(637,129)	(959,442)	(3,166,919)
Stock based compensation	5,096,078	12,111,542	32,367,345
Depreciation expense	20,134	20,159	85,316
Other non cash items			(34,933)
Changes in operating assets and liabilities:
Accounts Receivable	-	2,350	-
Prepaid expenses and other current assets	1,844	(2,492)	208,782
Accounts Payable and other liabilities	472,743	1,246,896	2,206,026
Net cash used in operating activities	(1,156,147)	(1,218,258	(3,301,085)

Investing Activities:
Capital expenditures, net	-	(5,883)	(135,933)
Increase in other assets.	-	(83,363)	(179,786)
Net cash used in investing activities	-	(89,246)	(315,719)

Financing Activities:
Proceeds from borrowings under notes payable, net	970,350	1,183,080	2,153,430
Proceeds from sale of common stock	225,000	-	674,817
Principal payments on long term debt	-	(32,478)	(32,478)
Proceeds from CD, warrants and rights net of issuance cost	-	-	859,041
Net cash provided by financing activities	1,195,350	1,150,602	3,654,810

Net change in cash and cash equivalents	39,203	(156,902)	38,006

Cash and cash equivalents, beginning of period	1,399	158,301	2,596
Cash and cash equivalents, end of period	$40,602	$1,399	$40,602

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005 and the period from May 18, 2004 (inception) through December 31, 2006

	2006	2005	Period from May 18, 2004 to December 31, 2006
		(as restated)
Cash paid for:
Interest	$-	$-	$59,840
Income taxes	-	-	-

Non-cash transactions:
Restatement of notes payable to N/P to related parties	$1,201,346	$192,000	$1,393.346
Stock Issued for Settlement of Payables		6,697	6,697
Exchange of convertible preferred stock for common stock 3,000,324 shares			3,380,975

See accompanying notes to the financial statements.

POWER3 MEDICAL PRODUCTS, INC
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1. ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

Power3 Medical Products, Inc. (the “Company” or “Power3”) was incorporated in the State of Florida on May 15, 1992 and merged into a New York Corporation in 1994, under the name Sheffield Acres, Inc. Power3 and its wholly owned subsidiaries, C5 Health, Inc. (C5), which was officially dissolved in the State of Delaware and the State of Florida effective December 31, 2003 and Power3 Medical, Inc., a Nevada Corporation, now known as Tenthgate, Inc., were engaged in product development, sales, distribution and services for the healthcare industry. On September 12, 2003, Surgical Safety Products, Inc. amended its Certificate of Incorporation to (a) declare a 1:50 reverse split of its common stock; (b) increase its authorized capital to 150,000,000 shares of common stock and 50,000,000 shares of preferred stock; and (c) change its name to Power3 Medical Products, Inc. All references to the number of shares in the accompanying financial statements and notes thereto have been adjusted to reflect the stock split as if it occurred on January 1, 2004.

Prior to May 17, 2004, the Company had one direct subsidiary, Tenthgate, Inc. (“Tenthgate”), a Nevada corporation formerly known as Power3 Medical, Inc. Prior to this date, Tenthgate was accounted for, by Power3, as a wholly-owned subsidiary, operating as a “development stage company”, under the cost method. As part of the transaction which involved the acquisition of substantially all the assets and certain liabilities from Advanced BioChem, now known as Industrial Enterprises of America, it was agreed that Power3 would distribute the shares of its subsidiary, Tenthgate, to its then existing shareholders . To fulfill this obligation, the shares of Tenthgate were transferred to a trustee for distribution to the shareholders of Power3 as of May 17, 2004. Tenthgate was spun off because the management of Power3, in place prior to May 17, 2004, desired to continue to own and eventually operate this subsidiary. At the time of the spin-off, Tenthgate was granted the rights to market a product line that had previously been marketed by Power3, but which the company had decided to abandon. Tenthgate had not been an operating company, and their management has apparently abandoned any plans to market the product as evidenced by their SEC filings, specifically their amended 10-QSB filed for the quarterly period ending January 31, 2005, wherein they specifically state that they are a “development stage company.” The prior operations of the company, which are reflected in the Company’s previous financial statements, prior to May 18, 2004, i.e. occurring prior to reentering the development stage, were the operations the Company had decided to abandon and which were transferred to the prior shareholders under the control of prior management. Any activities since May 17, 2004, are not consolidated with Power3 because Power3 does not now own or control the operations or activities of Tenthgate, nor are their activities associated with Power3 in any manner whatsoever.

In 2003, Power3 was an operating company, marketing devices to aid surgical procedures. Prior to May 18, 2004, the products had received only minor market acceptance and sales had slowed to the point that Power3 was searching for other products and markets to increase its presence in the healthcare industry. In early 2004, Power3 became aware of a biotech company that appeared to have a set of assets and intellectual properties that it required to more effectively pursue its business model. That company, named Advanced BioChem, doing business as ProteEx, provided contract-for-fee lab services analyzing protein biomarkers. At the conclusion of negotiations with Advanced BioChem, Power3 entered into an Asset Purchase Agreement dated May 18, 2004, whereby it purchased substantially all the assets and intellectual properties of Advanced BioChem, and assumed certain liabilities, as scheduled in the agreement, from Advanced BioChem. After the transaction, certain employees from Advanced BioChem became employees of Power3 and were later issued employment agreements by Power3. As consideration in the Asset Purchase Agreement, Power3 issued 15,000,000 shares of common stock to Advanced BioChem.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of Power3’s cash, accounts payables, and accrued expenses approximates their estimated fair values due to the short term maturities of those financial instruments. The fair value of related party transactions is not determinable due to their related party nature.

Credit Risk

Power3 does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer's financial conditions. Power3 determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due and Power3's previous loss history. Power3 provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Power3’s cash may exceed FDIC protection levels at different points throughout the year; management believes the risk associated with this possible exposure is minimal. Power3 was within FDIC protection limits at December 31, 2006 and 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Furniture, Fixtures and Lab Equipment

Furniture, fixtures and lab equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are accounted for using the straight-line method over the assets’ estimated useful lives. At December 31, 2006, certain lab equipment having a net book value of approximately $16,374 serves as security for certain liabilities.

The Company has not sold or traded in any equipment thus far, however it did incur a loss of approximately $34,000 to terminate a lease on a piece of equipment acquired in its May 18, 2004 transaction with Advanced BioChem which was erroneously capitalized.

Debt Discounts and Deferred Finance Costs

Debt discounts and deferred finance costs are being amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts and deferred financing costs amounted to $271,908 and $125,818 during the years ended December 31, 2006 and 2005, respectively.

Patents

Cost incurred for patent applications are capitalized and will be expensed over the life of the patent upon approval of the patent. If patent applications are unsuccessful, cost associated with these patents is expensed immediately.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. Management believes that the remaining balances of the Company’s long-lived assets are recoverable.

Statement of Financial Accounting Standards (SFAS) 142 “Accounting for Intangible Assets” provides that goodwill is not subject to periodic amortization, but is evaluated at least annually for impairments. The goodwill acquired by the Company at the time of the May 18, 2004 transaction was evaluated as of December 31, 2005. It was determined that due to the lack of cash flows projected for the Company over the 5 years beginning in January 1, 2006, along with the lack of existing customers and lack of any orders or expected revenues, that the Company’s 5 year discounted cash flows needed to be determined. This analysis resulted in management’s decision to impair the goodwill completely, as of December 31, 2005, the goodwill of the Company had been impaired and the Company’s goodwill was therefore eliminated from the Balance Sheet of the Company as of December 31, 2005 resulting in goodwill impairment losses of $13,371,776 during the year ended December 31, 2005.

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in the Power3's structured borrowings, are separately valued and accounted for on the Power3's balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Lattice Valuation Model

Power3 valued the conversion features in their convertible notes using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values the embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) Power3 exercises its right to convert the debentures and (5) Power3 defaults on the debentures. Power3 uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur. Based on the analysis of these factors, Power3 uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow would be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

Black−Scholes Valuation Model

Power3 used the Black−Scholes pricing model to determine the fair values of its warrants. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management's judgment, and which may impact net income or loss. In particular, Power3 uses volatility rates based upon the closing stock price of Power3’s common stock. Power3 uses a risk free interest rate which is the U. S.Treasury bill rate for a security with a maturity that approximates the estimated expected life of the derivative or security.

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Power3 had losses in 2006 and 2005. Basic and diluted loss per share is the same as the effect of our potential common stock equivalents would be anti dilutive.

Reclassification

Certain amounts in the financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Stock Based Compensation

Effective January 1, 2006, Power3 began recording compensation expense associated with stock options and other forms of equity compensation are accordance with Statement of Financial Accounting Standards (“SFAS”) No.123R, Share−Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Power3 had accounted for stock options according to the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Power3 adopted the modified prospective transition method provided for under SFAS No.123R, and, consequently, has not retroactively adjusted results from prior periods.

Stock issued to employees is recorded at the fair value of the shares granted based upon the closing market price of Power3’s stock at the measurement date and recognized as compensation expenses over the applicable requisite service period. Warrants granted to non-employees are recorded at the estimated fair value of the options granted using the Black Scholes pricing model and recognized as general and administrative expense over the applicable requisite service period.

As of December 31, 2006, the Company has not granted options to employees. All stock compensation has been in the form of restricted stock and as a result, the adoption of SFAS No. 123R would not have changed our previously reported 2005 financial statements.

Income Taxes

Power3 utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

Research and Development

Research and development costs, which approximated $40,867 and $501,245 for the years ended December 31, 2006 and 2005, respectively, are expensed as incurred.

Cash Equivalents

For purposes of the statements of cash flows, Power3 considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.

Revenue Recognition

Power3’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104-Revenue Recognition in Financial Statements (SAB 104) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 the Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the seller’s price is fixed or determinable; and (4) collectibility is reasonably assured.

Recently Issued Accounting Pronouncements

Power3 does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Restatements

The 2005 financial results have been restated. See note 12 for details.

Impairment of Goodwill

During the audit of the financial statements and activities of the year ended December 31, 2005, management determined that the Company did not have sufficient projected 5 year discounted cash flows to justify the existence of goodwill on its balance sheet as of December 31, 2005. Therefore, the goodwill of the Company as of December 31, 2005, was impaired completely as of that date, and was removed from the balance sheet of the Company as of December 31, 2005.

Note 3.  GOING CONCERN

As shown in the accompanying financial statements, Power3 incurred net losses chargeable to common shareholders of $6,415,969 and $27,134,865 in fiscal 2006 and 2005, respectively, and has an accumulated deficit of $5,768,920 as of December 31, 2006. These conditions create an uncertainty as to Power3's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. The financial statements did not include any adjustment that might be necessary if Power 3 is unable to continue as a going concern.

Note 4. EQUIPMENT

Equipment consisted of the following at December 31, 2006:

Description	Life	2006	2005

Computers & Related Devices	5 years	$11,294	$9,893
Less: Accumulated Depreciation		$(6,248)	($4,293)
		$5,046	$5,600
Lab Equipment	5 years	$90,396	$126,040
Less: Accumulated Depreciation		($79,068)	$(60,889)
		$11,328	$65,151

Note 5. OTHER CURRENT LIABILITIES

Other liabilities and accrued expenses consisted of the following at December 31, 2006 and 2005:

	2006	2005

Accrued rent	$60,054	$44,054
Accrued interest	733,274	256,667
Liquidated damages	24,000	-
Prepayment penalty	420,000	420,000
Accrued payroll taxes	58,408	11,524
Accrued litigation payable	111,999	-
Salaries payable	110,073	228,766
	$1,517,808	$961,011

Note 6. INCOME TAXES

During 2006 and 2005, Power3 incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $14,165,749 and $12,957,858 at December 31, 2006 and 2005, respectively and will expire in the years 2019 through 2026.

At December 31, 2006 the deferred tax assets consisted of the following:

Net Operating loss	$4,828,000
Less: Valuation allowance	($4,828,000)
Net Deferred tax asset	$-

Note 7. RELATED PARTY TRANSACTIONS

In order to obtain bridge loan financing for the Company, Steven B. Rash, Chief Executive Officer of Power3, and Dr. Ira Goldknopf, Director of Proteomics of Power3, have both pledged a number of Power3 common shares they owned personally, as collateral for the bridge loans obtained. In certain instances, these bridge loan providers have sold pledged shares they were holding as collateral for the notes to pay back the notes payable. The amounts obtained from the sale of pledged shares have been reported to the Company by the lenders. As of December 31, 2006, the Company owed Steven B. Rash notes payable, for the amounts of his pledged shares that have been sold, in the amount of $608,342. As of December 31, 2006, the Company owed Dr. Ira Goldknopf notes payable, for the amounts of his pledged shares that have been sold, in the amount of $785,004.

During 2006, the following notes were issued to Steven B Rash: $5,800 on October 27, 2006, maturing on October 26, 2007, at 6% interest; $11,500 on September 5 , 2006, maturing on September 5, 2007, at 6% interest; $315,010 on September 30, 2006, maturing on March 30, 2007, at 6% interest; $40,515 on January 20, 2006, maturing on June 19, 2006, at 6% interest;$50,000 on March 1, 2006, maturing on June 1, 2006, at 6% interest; and $94,341 on December 31, 2006, maturing on June 30, 2007, at 6% interest.

During 2006, the following notes were issued to Dr. Ira Goldknopf: $18,135 on September 30, 2006, maturing on March 30, 2007, at 6%; $5,387 on September 30, 2006, maturing on March 30, 2007, at 6%; $304,734 on
September 30, 2006, maturing on June 30, 2007; $89,400 on March 2, 2006, maturing on June 2, 2006, at 6% interest; $40,000 on December 31, 2006, maturing on December 31, 2007, at 6% interest; $80,000 on December 31, 2006, maturing on March 5, 2007, at 6% interest; $39,231 on December 31, 2006, maturing on March 6, 2007 at 6% interest; and $106,117 on December 31, 2006, maturing on December 31, 2007, at 6% interest.

During 2005, Michael Rosinski, a previous employee of the Company, loaned the Company $35,000 at 6% interest. This note is still due and is in default.

Note 8. OTHER COMMITMENTS AND CONTINGENCIES

Operating Lease for Office and Laboratory Space

In August 2004, the Company entered into a new lease which expires on August 31, 2009, has an initial term of sixty-three months, and requires base monthly minimum lease payments ranging from approximately $6,000 to $8,600 (not including utilities and operating expenses) over the lease term. The lease contains a provision which allows the Company to extend the lease for two additional terms of sixty months. Rent expense (for the office lease) approximated $78,653 during the year ended December 31, 2006 and $68,944 during the year ended December 31, 2005. The company has accounted for these leases on a straight-line basis over the life of the lease.

In June, 2004, the Company entered into a new lease for a telephone system which expires in June, 2009, has an initial term of 60 months and required base monthly minimum lease payments in the amount of $185 per month over the lease term. The Company paid $2,039 and $2,269 on this lease during the year ended December 31, 2006 and 2005, respectively.

In October, 2004, the Company entered into a new lease for computers which expired in September, 2006, has an initial term of 24 months and requires base monthly minimum lease payments in the amount of $344 per month over the lease term. The Company paid $3,109 and $4,136 on this lease during the year ended December 31, 2006 and 2005, respectively.

Future lease commitments are as follows:

2007	$106,420
2008	$114,800
2009	$76,648
2010	Existing leases no longer in effect

We previously entered into employment agreements with two of our directors and executive officers in whom we agreed to issue 1,500,000 shares of Series B preferred stock to each officer. The shares were intended to be issued following the Advanced BioChem transaction; however, we did not file the certificate of amendment necessary to designate powers and relative rights of the Series B preferred stock. As a result of certain restrictions agreed to by the Company in connection with the sale of our convertible debentures, we are not permitted to issue common shares or common share equivalents such as the Series B preferred stock until 90 days after the effective date of the registration statement. After such restrictions lapse, we intend to designate and issue the Series B preferred stock. It is contemplated that the Series B preferred stock will have special voting rights such that the holders of the Series B preferred stock will hold a majority of the voting rights of the company. Upon issuance of the Series B preferred stock, our current executive officers and directors may restrict our ability to merge with, or sell our assets to, a third party.

Other Common Stock Grants

During 2004, the Company granted 1,445,000 shares of its common stock to various other employees. Because all of the shares were granted at no cost to the employees, and because the shares generally vest over a period of two years, the total value of the grants, to all employees, was recorded as $25,451,500 of deferred compensation expense upon the date of the grant (which amount was determined based on the total number of shares granted times the trading values of the shares on the dates the stock grants were made). This amount has been completely amortized to stock based compensation expense over the vesting period.

The Company has agreed to issue a total of 3,000,000 shares of Series B Preferred Stock to two of its officers. However, for various reasons, including certain restrictions required by the indebtedness (which preclude the shares from being issued for at least 90 days after the effective date of the registration statement that has been filed to cover the resale of the shares of common stock that will be issued upon the conversion or exercise of the securities issued by the Company for such indebtedness), the shares have not yet been issued. The Company intends to issue such shares of the Series B Preferred Stock at such time as it is permitted however there can be no assurance as to when or if this will take place...

Legal Proceedings

In November 2004, Chapman Spira & Carson, LLC (“Chapman Spira”), an investment banking firm, filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Advanced BioChem (the Predecessor), Power3 and Steven Rash. The suit alleges that Advanced BioChem and Power3 are liable to Chapman Spira for damages allegedly are resulting from the breach of a letter agreement between Chapman Spira and Advanced BioChem relating to the performance of strategic and investment banking services. Chapman Spira is seeking damages in the amount of $1,522,000 plus interest. The Company has filed an answer in the lawsuit. Settlement negotiations are ongoing between the parties and their attorneys, and it is the Company understands that a settlement has been reached, however no final paperwork has been received as of the date of this report. On March 1, 2007, the Company received notice from its attorney that the action described above has been discontinued without prejudice and without costs to any party.

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

In June, 2005, Charles Caudle et al filed a lawsuit in Harris County, Texas, against Advanced BioChem, Power3 and the officers and directors of both companies. The suit alleges that Advanced BioChem, Power3 and the officers and directors of Power3, are liable to Charles Caudle et al for damages resulting from funds loaned to Advanced BioChem and which were subsequently converted into common stock of Advanced BioChem. It is unclear as to the specific dollar amount of the claim. The Company, and its officers and directors, has filed an answer denying all claims in the lawsuit. The Company believes that Charles Caudle’s claims are without merit with regard to Power3; however the Company cannot be assured it will prevail or if the outcome of the action will adversely affect the Company’s financial position or results of operations. Settlement negotiations between Advanced BioChem and Charles Caudle et. al. are ongoing and are expected to be concluded in July, 2007. The Company does not expect to incur any loss whatsoever from this action.

On May 19, 2005, Quinn Capital Consulting, Inc. filed suit against Power3 and Steven B. Rash claiming breach of contract regarding payment for services claimed to be provided to Power3, with payment to have been made by issue of 500,000 shares to Quinn Capital, which Power3 later cancelled or otherwise converted. This financial obligation is recorded in the books of the Company as due and payable to Quinn Capital as of December 31, 2006. In February, 2007, the Company and Quinn Capital reached a settlement agreement in this matter and the Company will issue 500,000 shares to Quinn Capital and pay $75,000, over time, as settlement of any and all claims in this matter.

On September 12, 2005, Focus Partners LLC filed suit against David Zazoff and Power3 alleging that Power3 breached its agreement with Focus Partners in that it failed to issue stock to the Plaintiff according to the terms of their agreement, that the stock in question was issued to Zazoff and that Zazoff later sold the stock in question for $480,000. Settlement discussions between the Power3 and Focus Partners are ongoing; however no resolution has been achieved thus far. The Company has moved for summary judgment dismissing the complaint on the grounds that the agreement that forms the basis of this action was superseded by a subsequent agreement entered into between the parties, thereby obviating any obligation of Power3 to tender shares pursuant to the prior agreement. The Company believes that the Plaintiff’s claims are without merit and the Company will continue to vigorously defend this action.

On February 15, 2006, Bowne of Dallas LP filed suit against Power3 to collect a debt for services in the amount of $17,315. The debt is recorded in accounts payable by Power3. In February, 2007, this debt, along with an approximately $8,000 in additional fees, was settled and the obligation was removed from the accounts payable of the Company.

On October 28, 2005, Power3 received notice of a Petition to Enforce Foreign Judgment citation filed against the Company by KForce regarding an employment fee adjudicated in December, 2003 in the state of Florida against the Company, in the amount of $15,873, together with $4,735 in interest. Power3 does not agree with the Foreign Judgment and is attempting to resolve the issue prior to enforcement. No resolution has been achieved on this issue at this time; however the Company is endeavoring to resolve the petition. This debt is not recorded in accounts payable by the Company because it is the Company’s position that the judgment should never have been entered against Power3, but rather against a different corporate entity, not related to Power3 in any way, at this time. The Company’s attorney in this matter feels that no loss is probable, nor will the Company be obligated to pay any sums whatsoever on this matter. The Company has pled improper party and expects to be vacated from the suit since it does not apply to the Company.

Note 9. FINANCING ARRANGEMENTS:

Securities Purchase Agreement—Convertible Debentures

The Company entered into a Securities Purchase Agreement, dated October 28, 2004 (the “Agreement”) with certain accredited investors (the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase convertible debentures due three (3) years from the date of issuance in the aggregate principal amount of $3,000,000. The Agreement also provides warrants to purchase shares of the Company's common stock and additional investment rights to purchase additional convertible debentures. In connection with the Agreement, the Company also entered into a Registration Rights Agreement with the Purchasers that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the debentures and the exercise of the warrants, (ii) achieve effectiveness within a stated period and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to incur liquidating damages amounting to 2.0% for each month.

On October 28, 2004, the Company issued the Purchasers the first $1,000,000 in aggregate principal amount of such debentures at the initial closing under the Agreement. Effective January 26, 2005, the Company issued and sold, to a sub-group of the original investors, a second tranche of $400,000 aggregate principal amount of debentures. Subject to the conditions set forth in the Agreement, all purchasers are required to purchase the remaining $1,600,000 in aggregate principal amount of such debentures at the final closing, which is to occur on or before the fifth trading day after the effective date of the registration statement. The Company is currently in default under the Agreement and the previously issued debentures and related registration rights agreement, and therefore the conditions of the Agreement will not be satisfied or otherwise met on a timely basis. Consequently, there are no assurances that the Purchasers will purchase all or any portion of the remaining $1,600,000 aggregate principal amount of debentures. The $1,000,000 aggregate principal amount of debentures issued in the initial closing and the $400,000 aggregate principal amount of debentures issued on January 19, 2005 are due and payable in accordance with their original terms in full three years after the date of issuance and bear interest at a default rate of 18%. The debentures are convertible into shares of common stock at the following conversion price, which varies relative to the Company’s trading stock price, as follows: $0.90 per share, provided however if the lesser of (i) 75% of the average of the 5 consecutive Closing Prices immediately prior to the Effective Date, as defined in the Securities Purchase Agreement, and (ii) the Closing Price on the Effective Date (the lesser of (i) and (ii) being referred to as the “Effective Date Price”) is less than the Conversion Price, the Conversion Price shall be reduced to equal the Effective Date Price.

Under the Agreements, the Purchasers also received warrants to purchase an aggregate of up to 2,500,000 and 333,333 shares of common stock for traunche one and two, respectively, and additional investment rights to purchase up to an additional $2,500,000 of convertible debentures. The warrants are exercisable at a price of $1.44 per share, subject to adjustment, including under anti-dilution protection. The additional investment rights are exercisable at a price equal to the principal amount of the debentures to be purchased, for (1) a period of nine months following the effective date of the registration statement to be filed pursuant to the Registration Rights Agreement, or (2) a period of 18 months from the date of issuance of the additional investment rights, whichever is shorter. The rights debentures will have the same terms as the debentures described above, except that the conversion price will be equal to $1.08.

As mentioned above, the Company is in default under the provisions of the Agreement, Registration Rights Agreement and previously issued debentures. The aggregate amount payable upon an acceleration by reason of an event of default is equal to the greater of 130% of the principal amount of the debentures to be prepaid or the principal amount of the debentures to be prepaid, divided by the conversion price on the date specified in the debenture, multiplied by the closing price on the date set forth in the debenture. As a result of this default Power3 recorded $420,000 during the 12 month period ended December 31, 2005 in penalties as described above.

The Company has received notice from one of the Purchasers informing the Company that it is in default under the debentures and demanding payment of the Mandatory Prepayment Amount, together with the liquidated damages, to which it is entitled pursuant to the agreement. The Company is in discussions with its debenture holders regarding a resolution of this matter, and approximately 37% of the debenture holders have converted their debentures to common shares since January 1, 2007. The Company has accrued $24,000 as of December 31, 2006 for the estimated settlement of these liquidated damages.

 In connection with such financing, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $3.00 to its placement agent. If any investor exercises their additional investment rights and purchases additional debentures, the placement agent will be entitled to receive additional warrants to purchase up to a number of shares of common stock equal to ten percent (10%) of the exercise price paid upon exercise of the additional investment rights divided by ninety percent (90%) of the market price as of the initial closing. The Company accounted for the warrants as deferred financing costs and is amortizing the fair values thereof through periodic charges to interest expense using the effective method over the life of the original debentures.

Between August and December 2006, the Company issued convertible short term promissory notes with a total face value of $557,000. The convertible promissory notes have a 7% interest rate and include detachable warrants to purchase a total 9,283,330 shares of common stock to various investors. Principal and interest on the notes are payable one year after the origination of the note, and each note has a fixed conversion price of $0.06. The warrants have three-year terms and strike prices of $0.08. In the event of a default, the notes will bear an interest rate of 10%.

As a result of the above notes, Power3 has determined that the conversion feature of the secured convertible debentures and the warrants issued with the secured convertible debentures are embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00−19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non-operating, noncash income or expense at each balance sheet date. The Company estimates fair value of warrants using the Black-Scholes option pricing model and the conversion feature of their notes using the binomial lattice model. The estimates inherent within these models directly affect the reported amounts of the derivative instrument liabilities.

Convertible Debentures, Warrants and Additional Investment Rights:

The carrying values of the Company’s convertible debentures amounted to $360,417 and $75,279, at December 31, 2006 and 2005, respectively.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2005 and 2006:

Liabilities:	2005	2006
Common stock warrants	$777,635	$875,783
Embedded conversion feature	614,853	186,480
Additional investment rights	525,990	183,056
Other derivative instruments		36,029
	$1,918,478	$1,281,348

The fair values of certain other derivative financial instruments (warrants) that existed at the time of the initial Debenture Financing were reclassed from stockholders’ equity to liabilities when, in connection with the Debenture Financing, the Company no longer controlled its ability to share-settle these instruments.

Fair Value Considerations for Derivative Financial Instruments:

Warrants valued using the Black-Scholes-Merton valuation methodology (“BSM”) included the following significant assumptions:

	Debenture	Note	Preferred Stock	Other
Instrument	Warrants	Warrants		Warrants
Exercise prices	$1.44	$0.08	$1.00	$0.08-$3.00
Initial term (years)	5.0	5.0	5.0	1.0-8.00
Dividend yield	0%	0%	0%	0%
Volatility	209%	209%	125%	209%
Risk-free rate	4.37%-5.13%	4.38%-5.08%	3.34%	3%-5.13%

As of December 31, 2006, there were 11,666,663 warrants outstanding that were considered Other Warrants, not related to the convertible debentures and these other warrants were valued using Black-Scholes-Merton methodology. The weighted average exercise price of the other 11,666,663 common stock warrants is $0.16.

The compound embedded derivative instruments are valued using the binomial lattice model methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

Assumptions included exercise estimates/behaviors and the following other significant estimates:

	Traunch 1	Traunch 2
Instrument	Features	Features
Conversion prices	$0.11—$0.90	$0.11—$1.08
Remaining terms (years)	.6—4.5	.8—4.5
Equivalent volatility	78.17%--81.25%	78.17%--81.25%
Equivalent interest-risk adjusted rate	5.00%--5.43%	5.00%--5.24%
Equivalent credit-risk adjusted yield rate	23.1%--45.7%	12.8%--14.2%

Other Notes, Preferred Stock and Warrants:

During November and December 2005, the Company issued $300,000 (2 tranches of $150,000) face value, 11% notes and detachable warrants to purchase 2,000,000 shares of common stock to Trinity Financing Investments Corporation. The warrants have eight-year terms and strike prices of $0.25 for 1,000,000 shares and $0.14 for 1,000,000 shares.

The proceeds from the Trinity financing were allocated first to the warrants, based upon their fair values, with the balance of $103,100 allocated to the notes. The allocation of proceeds to the fair value to the warrants was performed because, as discussed in the previous section, share settlement is not within management’s control. Such amount was initially classified as a derivative liability. The resulting note discount is being amortized through periodic charges to interest expense using the effective method over the life of the notes. Amortization of note discount amounted to $12,819 during the period from issuance of the notes to December 31, 2005 and $68,499 during the year ended December 31, 2006. The Company did not make its required debt service payments in March and April 2006. The first Trinity note was paid off during 2006 completely; however the second Trinity note is in default and is still outstanding and payable. As a result of this default, the Company is required to accrue interest on this note at a composite rate of 21%. The remaining unamortized discount was $94,678 at December 31, 2006.

Other derivative financial instruments consist of various warrants that were issued prior to and subsequent to the debenture financing and were reclassified from stockholders’ equity or initially accounted as liabilities, at fair values, since share-settlement was not within the Company’s control after the debenture financing.

Convertible Debentures Payout Disclosure

The Company has certain convertible debentures, issued in 2004 and 2005, maturing in 2007 and 2008, three years from date of issue. In addition, the Company has issued a number of 1 year convertible notes that will mature in 2007 and 2008. The amounts due under the convertible debentures are as follows:

Convertible debentures due in 2007	$1,100,283
Convertible debentures due in 2008	400,000
Total convertible debentures due	1,500,283
Unamortized discount based on issue date fair value	$(1,139,866)
Carrying value of convertible debenture	$360,417

Notes Payable in Default and to Related Parties

During 2005, the Company received bridge loans in the principal amounts of $251,000, $200,000, $150,000, $150,000 and $446,500 from entities outside the Company. These loans were used for working capital purposes during 2005.

In addition, during 2005, certain holders of bridge loans began selling personally-owned shares they had received as collateral for their loans to the Company, from Steve Rash and Ira Goldknopf. The results of these sales were that the Company became indebted to Steven B. Rash, CEO of Power3, in the amount $55,000 during 2005 and to Ira Goldknopf, Director of Proteomics of the Company, in the amount of $102,000. In addition, an officer of the Company at the time also loaned the Company $35,000 as a short-term bridge loan. These loans, together, totaled $192,000 from related parties during the year ended December 31, 2005.

During January and February, 2006, the Company received an aggregate of $89,400 from a consulting firm in the form of short-term bridge loans. The loans were collateralized by pledged stock. The pledged stock was pledged by officers of the Company and later sold by the consulting firm to pay back the short-term bridge loans.

On March 28, 2006, the Company received a bridge loan in the amount of $400,000, which, after discounts and fees, amounted to a net amount of $300,000. This bridge loan was payable on the sooner of June 28, 2006 or the fifth day following the effective date of the Company’s proposed registration statement on Form SB-2. The note was secured by a Stock Pledge Agreement wherein Steven B. Rash, Chairman and CEO of the Company and Dr. Ira Goldknopf, Director of Proteomics of the Company, pledged personally-owned shares of the Company’s stock. This note was paid off during 2006 by sale of pledged shares by the note holder and is no longer due and payable to the lender.

On June 1, 2006, the Company received a bridge loan in the amount of $266,000, which, after discounts and fees, amounted to a net amount of $200,000. This bridge loan was payable on the sooner of August 12, 2006, or the fifth day following the effective date of the Company’s proposed registration statement on Form SB-2. The note was secured by a Stock Pledge Agreement wherein Steven B. Rash, Chairman and CEO of the Company, and Dr. Ira Goldknopf, Director of Proteomics of the Company, pledged personally-owned shares of the Company’s stock. This note was in default as of December 31, 2006. However, in February, 2007, this note was paid off by sale of pledged shares and a transfer of the remaining principal balance to a new note holder.

During 2006, the payoff of Company notes payable from the sale of personally pledged shares, resulted in the Company entering into Notes Payable with Steven B. Rash, Chairman and CEO of the Company and Dr. Ira Goldknopf, Director of Proteomics of the Company, in the amount of $517,166 and $522,949 respectively. At the end of the year 2006, the total Notes Payable due Mr. Rash for all such transactions were $608,342 and the total Notes Payable due Dr. Goldknopf for such transactions were $785,004. These notes, along with the note payable to Mike Rosinski in the amount of $35,000, brings the total Notes Payable to related parties, as of December 31, 2006, to $1,428,346, as follows:

Schedule of Notes:
	2006	2005
Notes payable in default:
Cordillera I	$251,000	$251,000
Cordillera II	$200,000	$200,000
Trinity I		$150,000
Trinity II	$155,500	$150,000
Discount on Trinity Notes	($ 94,678)
Nutmeg		($262,992)
Fife		$446,500
Fife	$266,000
Donson		$159,231
Totals	$777,822	$1,093,739

Notes payable - related parties:
Rash	$55,000	$55,000
Goldknopf	$102,000	$102,000
Rosinski	$35,000	$35,000
Rash	$553,342
Goldknopf	$683,004
Totals	$1,428,346	$192,000

Note 10. OTHER SIGNIFICANT EQUITY TRANSACTIONS

Sales of common stock during 2006

*	On January 6, 2006, 500,000 shares of common stock were sold to a private investor to raise $57,500.

•	On February 3, 2006, 1,114,286 shares of common stock were sold to private investors to raise $40,000.

•	On March 8, 2006, 800,000 shares of common stock were sold to private investors to raise $40,000.

•	On June 8, 2006, 38,460 shares of common stock were sold to a private investor to raise $5,000.

The Company did not sell any common stock for cash during 2005.

Stock Issued during 2006 under the 2004 Stock Compensation Plan

During 2006, 2,449,990 shares of common stock of the Company were issued to attorneys and consultants as compensation for services rendered. The estimated fair value of these shares was recorded as general and administrative expense of $314,314 based upon the closing price of Power 3’s stock at the measurement date.

During 2005, 140,000 shares of common stock were returned from a former employee and those shares were re-issued to a new employee. In addition, 850,000 shares were issued, under the 2004 Stock Compensation Plan, to attorneys for legal services.

Stock Compensation Plans

In January 2004, the Company’s Board of Directors approved the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant, and Stock Award Plan (the 2004 Plan). Pursuant to the 2004 Plan, initially 10,000,000 shares of common stock, warrants, options, preferred stock or any combination thereof may be optioned. After the grant of any option, warrant or share of preferred stock, the number of shares that may be optioned under the 2004 Plan will be increased. The number of shares of such increase shall be an amount such that immediately following such increase, the total number of shares issuable under this plan and reserved for issuance upon exercise of options, warrants, or conversion of shares of preferred stock will equal 15% of the total number of issued and outstanding shares of the Company’s common stock. The Company has issued 41,876,456 shares of common stock and 580,000 warrants under the 2004 Plan. Based upon the automatic increase provisions above, the total number of shares still available for issue under the Plan is 10,705,643, based upon the provision in the plan that allows the Company to issue 15% of the outstanding shares of the Company.

Since the inception of this plan only common stock grants have been issued.

Warrants:

Warrants have been issued to various investors and others in connection with financing arrangements and for services. A summary table of the warrants outstanding is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding at beginning of year	5,383,333	$.95	3,050,000	$1.46

Cancelled	-	-	-	-

Granted	9,116,663.08		2,333,333	$0.32

Exercised	-	-	-	-

Outstanding at end of year	14,499,996	$.40	5,383,333	$0.97

Exercisable at the end of the year	14,499,996	$.40	5,383,333	$0.97

The following table summarizes information about the Company’s Warrants outstanding at December 31, 2006:

		Weighted Average
	Number	Remaining Contractual	Weighted Average
Exercise Price	Outstanding	Life (in years)	Exercise Price
$.08	9,116,663	1.0	$.08
$.14	1,000,000	7.0	$.14
$.25	1,000,000	6.0	$.25
$.98	300,000	1.0	$.98
$1.00	100,000	Ind	$1.00
$1.08	333,333	1.0	$1.08
$1.43	50,000	Ind	$1.43
$1.44	2,500,000.80		$1.44
$3.00	100,000	1.9	$3.00

	14,499,996	1.74	$.40

Note 11. SUBSEQUENT EVENTS

Events that have occurred since December 31, 2006 are:

On January 2, 2007, the Company issued 100,000 shares of common stock, in exchange for services rendered by a consultant.

On January 30, 2007, as settlement of a lawsuit, the Company issued 500,000 shares of common stock, in settlement of a lawsuit, and also became obligated to pay $75,000 in cash in full and total settlement of a consulting fee obligation.

On January 16, 2007, the Company issued a Note Payable for $50,000, convertible at the note holder’s option until January 16, 2008, at $.06 per share. The note matures in one year on January 16, 2008, and carries interest at rate of 7% per annum.

On January 30, 2007, the Company issued a Note Payable for $75,000, convertible at the note holder’s option until January 30, 2008, at $.06 per share. The note matures in one year on January 30, 2008, and carries interest at a rate of 7% per annum.

On February 8, 2007, the Company issued two Notes Payable, each for $121,366, to two private investors, in exchange for the investors paying off an existing Note Payable on the Company’s balance sheet.
The Notes Payable received by the investors mature in one year, carry interest at a rate of 7% per annum.

On February 8, 2007, the Company issued a Note Payable for $200,000, convertible at the note holder’s option until February 8, 2008, at $.06 per share. The note matures in one year on February 8, 2008 and carries interest at a rate of 7% per annum.

On February 8, 2007, the Company issued a Note Payable for $120,000, convertible at the note holder’s option until February 8, 2008, at $.06 per share. The note matures in one year on February 8, 2008 and carries interest at a rate of 7% per annum.

On February 13, 2007, the Company issued a Note Payable for $10,000, convertible at the note holder’s option until February 13, 2008, at $.06 per share. The note matures in one year on February 13, 2008, and carries interest at a rate of 7% per annum.

On February 23, 2007, the Company agreed to convert a Note Payable for $60,000 into 1,000,000 shares of common stock.

On March 14, 2007, the Company settled the outstanding convertible debenture with Crescent International with the issue of 3,000,000 shares of common stock to Crescent and 1,000,000 shares held in escrow for Crescent International. On June 25, 2007, 1,000,000 shares of common stock of the Company, previously placed in escrow, regarding the settlement with Crescent, were released from escrow.

On April 13, 2007, the Company settled two outstanding invoices for services with the issue of 460,000 shares of common stock under the 2004 Stock Compensation Plan, issue of stock for services.

On April 30, 2007, the Company settled the outstanding convertible debenture with Cityplatz Ltd with the issue of 713,708 shares of common stock.

On May 11, 2007, the Company settled the outstanding convertible debenture with Richard Molinsky with the issue of 157,895 shares of common stock.

On May 16, 2007, the Company converted numerous outstanding Notes Payable with Roger Kazanowski with the issue of 4,127,000 shares of common stock.

On May 16, 2007, the Company settled the outstanding convertible debenture with Otape Investments with the issue of 713,708 shares of common stock.

On May 16, 2007, the Company settled one half of the outstanding convertible debenture, originally issued to Omicron and now owned by Portside, with the issue of 359,595 shares of common stock.

On May 16, 2007, the Company settled the outstanding convertible debenture with Sage Capital, with the issue of 178,427 shares of common stock.

On May 16, 2007, the Company converted an outstanding Note Payable with Majic Arts & Entertainment with the issue of 833,333 shares of common stock. On that same date, Majic Arts & Entertainment exercised a warrant they had received at the time of the issue of the Note Payable and the Company received $50,000 cash in exchange for the issuance of an additional 833,333 shares of common stock.

On May 22, 2007, the Company settled the outstanding convertible debenture with Bach Farms, with the issue of 11,970 shares of common stock.

On May 22, 2007, the Company settled the outstanding convertible debenture with Mohawk Funding, with the issue of 71,370 shares of common stock.

On June 1, 2007, the Company converted an outstanding Note Payable with Andrew Dahl with the issue of 200,000 shares of common stock.

On June 4, 2007, the Company converted numerous outstanding Notes Payable with Richard Kraniak with the issue of 5,900,231 shares of common stock.

On June 13, 2007, the Company sold 3,250,000 shares of common stock to two private investors.

On June 13, 2007, the Company agreed to issue 400,000 shares of common stock to two consultants who will provide services over the next year.

On June 25, 2007, (1,000,000) shares of common stock of the Company, previously placed in escrow, regarding the convertible debenture settlement with Crescent, were released from escrow and have been subsequently cancelled as the terms and conditions of the settlement have been satisfied.

Note 12. RESTATEMENT

The Company restated its annual financial statements from amounts previously reported as of and for the year ended December 31, 2005. The restatement was necessary after a re-examination of the goodwill existing as of December 31, 2005 and whether or not it should be impaired, a replacement of the previous method used for calculating fair values for derivatives from Monte Carlo simulation to binomial lattice model, and an adjustment to the previously reported deferred compensation expense for 2005. Following is a summary of the restatement adjustments as of December 31, 2005:

	As Previously Reported	Adjustment		As Restated
Current Assets
Cash and Cash Equivalents	$1,399			$1,399
Accounts Receivable
Prepaid Expenses/Other Assets	$21,092	($14,248)	(a)	$6,846
Total Current Assets	$22,491	($14,248)		$8,245

Other Assets
Deferred Finance Costs	$290,027			$290,027
Intangible Assets	$179,786			$179,786
Goodwill	$13,371,776	($13,371,776)	(b)
Furniture, Fixtures and Equipment (net)	$70,751			$70,751
Deposits	$25,900	($25,000)	(c)	$900
Total Assets	$13,960,730	($13,411,021)		$549,709

Liabilities & Stockholder's Deficit
Current Liabilities
Accounts Payable & Accrued Liabilities	$1,003,331	($20,100)	(d)	$983,231
Notes Payable - in default	$1,285,739	($192,000)	(e)	$1,093,739
Notes Payable - related parties		$192,000	(f)	$192,000
Convertible debentures - in default	$75,279			$75,279
Other current liabilities	$916,857	$44,154	(g)	$961,011
Derivative liabilities	$1,454,936	$487,596	(h)	$1,918,478
Total Current Liabilities	$4,736,142			$5,223,738

Stockholder's Deficit
Common Stock	$65,215			$65,215
Additional Paid In Capital	$57,773,506			$57,773,506
Deferred Compensation	($4,802,621)	($274,450)	(i)	($5,079,071)
Loss accumulated before entering
development stage	($11,681,500)			($11,681,500)
Loss accumulated during the
development stage	($32,130,011)	($13,898,618)		($45,752,179)
Total Stockholder's Deficit	$9,224,589			($4,674,029)

(a) Write off of unreimbursed advances to CEO and CFO that were previously recorded as payroll advance.
(b) Impairment of goodwill based upon testing required by FAS 142, not previously recorded
(c ) To correct the balance sheet for deposit never actually made, but previously recorded
(d) Correction to account for escalating rent payments on a straight line basis
(e) To correctly report balances of Notes Payable - in default as of 12/31/05
(f) To correctly disclose the related party nature of these notes
(g) To adjust for additional current liabilities found as of 12/31/05
(h) Changes to the derivative liability based upon changing from monte carlo to lattice model
(i) Additional deferred compensation expense as of 12/31/05.

The effect of the restatements on Net Loss for the year ended December 31, 2005 was an additional Net Loss in the amount of $13,622,169, bringing the restated Net Loss to ($27,134,865). This additional Net Loss was comprised of impairment of goodwill of $13,371,776, a smaller derivative gain than had previously been reported and other adjustments, as listed below:

	As Reported	Adjustment	As Restated
Operating Expenses
Employee Compensation & Benefits	$$13,461,993	($262,203)	$13,199,790
Professional and Consulting Fees	$593,632	($3,500)	$590,132
Occupancy and Equipment	$130,401	$42,732	$173,133
Impairment of Goodwill		($13,371,776)	($13,371,776)
Travel and Entertainment	$89,490		$89,490
Other selling, general and
administrative expenses	$751,677	($410,178)	$341,499
Total operating expenses	$($15,027,193)	($14,004,925)	($27,765,820)

Other Income and Expense
Derivative Gain	$$2,019,884	($463,542)	$1,556,342
Interest Income		$260	$260
Other income (expense)	$260	($419,740)	($420,000)
Interest expense	($505,647)		($505,647)
Total other income (expense)	$$1,514,497	($883,022)	$630,955

Net Loss	$($13,512,696)	($13,622,169)	($27,134,865)

Basic earnings (loss) attributable to common shareholders per share for the year ended December 31, 2005 went from ($0.21) to ($0.41) for the cumulative effect of the adjustments.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On March 8, 2007, the Company dismissed John A. Braden & Company, P.C. as the Company’s independent registered public accounting firm. On that same date, the Company engaged Malone & Bailey, PC as its new independent registered public accounting firm for its fiscal year ending December 31, 2006 and 2005. The Company's decision to engage Malone & Bailey, PC was approved by its Board of Directors.

John A. Braden & Company, P.C. was engaged in July, 2005. The audit reports of John A. Braden & Company, P.C. on the Company’s financial statements for each of the two most recent fiscal years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that John A. Braden & Company, P.C.’s opinions included an explanatory paragraph regarding the existence of substantial doubt about the Company’s ability to continue as a going concern.

During the Company's most recent fiscal year and the subsequent interim period through the date of dismissal, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-B.

During the Company's two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no disagreements with John A. Braden & Company, P.C. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of John A. Braden & Company, P.C. would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with Malone & Bailey, PC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by Malone & Bailey, PC that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation and for the reasons set forth below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006, the end of the period covered by this annual report.

As reported in previous filings the Company continued to have deficiencies with respect to its disclosure controls and procedures at December 31, 2006 including the following:

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

Other than the changes described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

Set forth below is certain information concerning each of the Company’s directors, executive officers and significant employees. All directors of the Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The Company’s directors, executive officers, significant employees, and their ages, positions held and duration as such is as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Steven B. Rash	Chief Executive Officer and Director	59	May 18, 2004
Ira L. Goldknopf	Director of Proteomics and Director	61	May 18, 2004
John P. Burton	Chief Financial Officer	61	September 1, 2005

Certain additional information concerning the individuals named above is set forth below. This information is based on information furnished by each director, executive officer and significant employee.

Steven B. Rash joined the Company in May 2004 as Chairman of the Board of Directors and Chief Executive Officer. Mr. Rash as Chairman of the Board of Directors and Chief Executive Officer of Advanced BioChem, Inc. from September 2003 to May 2004. Prior to that time he was an independent consultant from February 2003 until September 2003. In April 2001, Mr. Rash was employed as a consultant to Global Water Technologies, Inc. and was hired as President and interim CFO of the company in January 2002 and retained that position until February 2003. From April 2000 until April 2001, he was an independent consultant. From June 1995 until March 2000, Mr. Rash was employed as President and CEO of American BioMed, Inc., a publicly traded medical device company. Mr. Rash has a B.S. in Business Administration from the University of Delaware and an M.B.A. from Southern Illinois University.

Ira L. Goldknopf, Ph.D. joined the Company in May 2004 as Chief Scientific Officer and Director. From August 2000 until May 2004, Dr. Goldknopf was Chief Scientific Officer of Advanced BioChem, which he co-founded in 2000. From August 1997 until August 2000, Dr. Goldknopf was a biotechnology consultant. Dr. Goldknopf has a B.A. in Chemistry from Hunter College and a Ph.D. in Biochemistry from Kansas State University. Dr. Goldknopf spent ten years on the faculty of Baylor College of Medicine and is the author of over 70 publications and a principal inventor of the Company’s intellectual property. Dr. Goldknopf also serves on the Company’s Scientific Advisory Board.

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

There are no family relationships among any of the directors or executive officers of the Company. Except as disclosed below with respect to the amended and restated employment agreements of Messrs. Rash, Goldknopf, no arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director or executive officer was elected to serve.

Mr. Rash has many years of experience in corporate reorganizations, finance and new business development. Mr. Rash was hired by American BioMed, Inc. in June 1995 to assist in the reorganization and turnaround of the company. Mr. Rash remained with American BioMed until March 2000 as president and CEO during which time the company was restructured. In July 2000, approximately four (4) months after Mr. Rash’s departure, American BioMed filed for Chapter 7 bankruptcy proceedings. Mr. Rash was initially retained as a consultant in April 2001 to assist Global Water Technologies, Inc. and its Chairman/CEO in formulating a turnaround strategy for the company. Mr. Rash was subsequently employed as president and interim CFO in January 2002. Global Water was declared in default of its bank loan in January 2003 and sold its operating division in February 2003. Mr. Rash resigned in February 2003 and, in May 2003; Global Water filed for Chapter 11 bankruptcy proceedings.

Except as described above with respect to Mr. Rash, none of the Company’s directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

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

Dr. Ira L. Goldknopf, Ph. D. began his scientific career over 30 years ago, pioneering the field that is now known as Proteomics. More than a decade before the start of the Human Genome Project, Dr. Goldknopf made the earliest proteomic discovery at Baylor College of Medicine with Harris Busch, the isolation, identification, and sequencing of a new protein from a two-dimensional gel, Protein A24. During the course of these investigations, he discovered that protein A24 was the first known conjugate of two very important proteins, Histone H2A, a part of the subunit structure that packages DNA in the cell nucleus, and Ubiquitin. Through the work of Dr. Goldknopf and many others (over 9,000 publications in the ensuing years) - including Drs. Avram Hershko, Aaron Ciechanover, and Alex Varshavsky, who shared the 2000 Lasker Award for their achievements - the Ubiquitin Conjugation System is now known to play a major role in the management of the inventories of proteins in the cell, cell proliferation, programmed cell death, and most, if not all, major regulatory functions in health and disease at the cellular level.

Dr. Thomas E. Watts, M. D. received his M.D. in 1975 from Baylor College of Medicine. Dr. Watts is board certified, from American Board of Family Practice since 1972 and practiced medicine at Blue Earth Medical Center in Minnesota from 1975 to 1996 and is now practicing at the Kelsey-Seybold Clinic, The Woodlands,Texas. As a physician with more than 30 years of practice experience, Dr. Watts provides the Company with insights from the perspective of the end user of the Company’s products.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and the persons who beneficially own more than ten percent (10%) of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to the Company. Based solely on the reports received by the Company and on representations of the reporting persons, the Company determined that there were a number of transactions that were not timely reported. With respect to its current directors, executive officers, and persons beneficially owning more than ten percent (10%) of the Company’s common stock, the Company undertook to file forms throughout the year. The Company has implemented new procedures to ensure improved compliance with the reporting requirements on an on-going basis. To the Company’s knowledge, based solely on its review of the reports received and on representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2004, except: (i) Mr. Rash did not timely file a Form 3 which was subsequently filed with the SEC; (ii) Dr. Goldknopf did not timely file a Form 3 which was subsequently filed with the SEC; (iii) Mr. Rosinski did not timely file a Form 3 and Form 4, each of which was subsequently filed with the SEC; (iv) Advanced BioChem, Inc. did not timely file a Form 3 which was subsequently filed with the SEC; (v) Mr. Behzadi, a former executive officer of the Company, did not timely file a Form 3 which was subsequently filed with the SEC; and (vi) Mr. Novak, a former executive officer and director of the Company, reported several transactions on five Form 5s rather than on Form 4 after he was no longer an executive officer or director of the Company and has not corrected such filings.

Code of Ethics

The Company has adopted a code of ethics applicable to its principal executive officer and principal financial officer, a copy of which is filed with this Annual Report.

Item 10. Executive Compensation

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the three fiscal years ended December 31, 2006, of our Chief Executive Officer and our other executive officers:

Summary Compensation Table

				Long Term Compensation
		Annual Compensation(1)		Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Award(s)(2) ($)	Securities Underlying Options/SARs (#)	All Other Compe-nsation ($)	Total ($)
Steven B. Rash, Chairman of the Board / Chief Executive Officer	2006	282,301	0	0	0	(3)(5)	282,301
	2005	248,426	0	0	0	0	248,426
	2004	190,623	0	11,925,000 (4)	0	0	12,115,623

Dr. Ira L. Goldknopf, Director of Proteomics (6)	2006	98,207	0	0	0	0	98,207
	2005	78,948	0	0	0	0	78,948
	2004	96,214		11,925,000(7)	0	0	12,021,214

John P. Burton, Chief Financial Officer	2006	112,936	0	0	0	0	112,936
	2005	57,138	0	42,000	0	0	99,138

(1)	Other annual compensation provided to the named executive officers did not exceed the applicable disclosure requirements.
(2)
At December 31, 2004 the aggregate number and value of all restricted shares held by each of the named executive officers was as follows: Mr. Rash - 13,250,000 restricted shares, $11,925,000 value and Mr. Goldknopf - 13,250,000 restricted shares, $11,925,000 value. The values are based on the closing price of $0.90 of the Company’s common stock on May 18, 2004. Although the Company does not expect to pay dividends on its common stock, any dividends which may be paid on its common stock will not be paid on the restricted stock unless and until such time as the restricted stock becomes nonforfeitable.

(3)
Mr. Rash joined the Company in May 2004 with the completion of the acquisition of assets from Advanced BioChem. Mr. Rash was the Chairman of the Board and Chief Executive Officer of Advanced BioChem. Mr. Rash has entered into an employment agreement with the Company which is described below.

(4)
Pursuant to Mr. Rash’s employment agreement, he was awarded 13,250,000 shares of restricted common stock. The value is based upon a closing price of $0.90 of the Company’s common stock on May 18, 2004. All of the shares are restricted stock and vested on May 18, 2006. In addition, Mr. Rash is entitled to receive 1,500,000 shares of restricted Series B preferred stock to be designated by the Company.

(5)
In 2003, Mr. Rash was granted by Advanced BioChem pursuant to his employment agreement 825,000 shares of Advanced BioChem’s common stock and the option to purchase 200,000 shares of common stock at $0.80 per share. At the time the 825,000 shares were granted, the fair market value of such stock was $0.80 per share for a total of $660,000. Mr. Rash continues to hold such shares. Advanced BioChem was to enter into an option agreement with Mr. Rash; however, no such option agreement has been executed nor is it expected since Mr. Rash is no longer an officer of Advanced BioChem.

(6)
Dr. Goldknopf joined the Company in May 2004 with the completion of the acquisition of the assets of Advanced BioChem. Dr. Goldknopf was the Chief Scientific Officer of Advanced BioChem. Dr. Goldknopf has entered into an employment agreement with the Company as described below.

(7)
Pursuant to Dr. Goldknopf’s employment agreement, he was awarded 13,250,000 shares of restricted common stock. The value is based upon a closing price of $0.90 of the Company’s common stock on May 18, 2004. All of the shares are restricted stock and vested on May 18, 2006. In addition, Dr. Goldknopf is entitled to receive 1,500,000 shares of restricted Series B preferred stock to be designated by the Company.

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

Option Grants in Last Fiscal Year

No options were granted to the above named officers in 2005 or 2006.

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

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder’s Matters

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2006, the most recent practicable date, regarding beneficial ownership of the Company’s common stock by the following persons: (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers named in the executive compensation table; and (iv) all of the Company’s directors and executive officers as a group. The data shown in the table immediately below is based on the stock transfer agent report as of December 31, 2006. To the Company’s knowledge, there has been no change to any of the amounts reported in the table below, as of the date of filing this report.

Unless otherwise indicated below, to the Company’s knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of common stock subject to options or warrants exercisable within 60 days of December 31, 2006, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares of Common Stock	Percent of Class
Industrial Enterprises of America, Inc. (formerly known as Advanced BioChem, Inc.) 711 3RD Avenue, Suite 1505 New York, NY 10017	13,232,840	18.54%

Steven B. Rash 3400 Research Forest Dr., Suite B2-3 The Woodlands, Texas 77381	5,000,000	7.00%

Trinity Financing Investments 300 East 55th St Apt 14D New York, NY 10022	4,347,000	6.09%

Ira L. Goldknopf 3400 Research Forest Dr., Suite B2-3 The Woodlands, Texas 77381	724,403	1.01%

John P. Burton 3400 Research Forest Dr., Suite B2-3 The Woodlands, Texas 77381	140,000	*

All current directors and executive officers as a group (3 persons)	5,864,403	8.22%

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

Employee Stock Option Plans

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans enacted by management and approved by the Board of Directors, but not submitted for a vote or approved by all holders of the Company’s securities	450,000	$1.03	10,255,643

Total	450,000	$1.03	10,255,643

The 10,255,643 securities that remain available for future issuance under equity compensation plans arise from the Company’s 2004 Directors, Officers and Consultants Stock Option, Stock Warrant, and Stock Award Plan (“2004 Plan”). The Company has issued 38,926,466 shares of common stock under the 2004 Plan. The 2004 Plan initially authorized the issuance of 10,000,000 shares of the Company’s common stock pursuant to the Plan; however, the number of shares available under the 2004 Plan shall increase so that immediately following any grant of securities under the 2004 Plan, the total number of shares issuable under the 2004 Plan and reserved for issuance upon exercise of options, warrants, or conversion of shares of preferred stock will equal 15% of the total number of the Company’s issued and outstanding shares of common stock.

Item 12 Certain Relationships and Related Transactions.

On May 18, 2004, the Company acquired a set of assets from Advanced BioChem and assumed certain of its liabilities in exchange for the issuance of 15,000,000 shares of the Company’s common stock to Advanced BioChem. At the time of the acquisition, Mr. Rash owned approximately 3.92% of the common stock of Advanced BioChem, thus resulting in indirect beneficial ownership at the time of the transaction of approximately 588,000 shares of the Company’s common stock through Advanced BioChem. Additionally, Dr. Goldknopf held approximately 8.23% of the common stock of Advanced BioChem at the time of the transactions, thus resulting in his indirect beneficial ownership at the time of the transaction of approximately 1,234,500 shares of the Company’s common stock through Advanced BioChem.

In March, 2005, Mr. Rosinski loaned the Company $35,000. The loan, due to be repaid on or before April 30, 2005, is to be repaid with proceeds from later issue of permanent financing and is payable, with interest at rate of 6% per annum, The loan remains outstanding, is in default and is carried on the Balance Sheet.

In order to obtain bridge loan financing for the Company, Steven B. Rash, Chief Executive Officer of Power3, and Dr. Ira Goldknopf, Director of Proteomics of Power3, have both pledged a number of shares of stock they owned personally, as collateral for the bridge loans obtained. In the case of three of these bridge loan providers, pledged shares have been sold to pay back the notes payable due to the lenders. The amounts obtained from the sale of pledged shares have been reported to the Company by the lenders. As of December 31, 2006, the Company owed Steven B. Rash notes payable, in the amounts of his pledged shares that have been sold, in the amount of $608,342. As of December 31, 2006, the Company owed Dr. Ira Goldknopf notes payable, in the amounts of his pledged shares that have been sold, in the amount of $785,004.

Item 13 Exhibits

(a)	Exhibits

Exhibit No.	INDEX

2.1
Asset Purchase Agreement dated as of May 11, 2004 by and among Power 3 Medical Products, Inc., Advanced BioChem, Inc. d/b/a ProteEx, Steven B. Rash and Ira Goldknopf (incorporated by reference to Exhibit 2.1 to the Company’s Registration State on Form SB-2 (File No. 333-122227).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.5 to the Company’s Form 10-SB filed on September 28, 1998).

3.2	Certificate of Merger (incorporated by reference to Exhibit 2.7 to the Company’s Form 10-SB filed on September 28, 1998).

3.3	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 2.9 to the Company’s Form 10-SB filed on September 28, 1998).

3.4	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3. (I).10 to the Company’s Form S-3 filed on March 2, 2000).

3.5	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 5, 2004).

3.6	Bylaws (incorporated by reference to Exhibit 2.10 to the Company’s Form 10-SB filed on September 28, 1998).

4.1	Form of Convertible Debenture Due October 28, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 3, 2004).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 3, 2004).

4.3	Form of Additional Investment Right (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 3, 2004).

10.1(3)	Amended and Restated Employment Agreement for Steven B. Rash (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2005).

10.2(3)	Amended and Restated Employment Agreement for Ira L. Goldknopf, Ph.D. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2005).

10.3(3)	Employment Agreement for John P. Burton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 21, 2005).

Exhibit No.	INDEX

10.4(4)
Exclusive License Agreement dated effective as of June 28, 2004 by and between Baylor College of Medicine and Power3 Medical Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004).

10.5(1,4)
Research Agreement signed August 17, 2004 by and between Baylor College of Medicine and Power3 Medical Products, Inc.(incorporated by reference to Exhibit 10.13 to the Company’s Form 10-KSB for the year ended December 31, 2005.)

10.6(4)
Patent and Technology License Agreement dated August 1, 2004 by and between The Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center, and Power3 Medical Products, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004).

10.7(4)
Patent and Technology License Agreement dated September 1, 2003 by and between The Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center, and Advanced BioChem, Inc. (d/b/a ProteEx) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004).

10.8
Securities Purchase Agreement dated as of October 28, 2004, among the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2004).

10.9
Amendment to Securities Purchase Agreement dated January 19, 2005 among the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form SB2 (File No.333-122227)).

10.10
Registration Rights Agreement dated as of October 28, 2004, among the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 3, 2004).

10.11 (3)
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

10.14	Research Agreement, dated October 13, 2005, between Power3 and Pfizer, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed October 19, 2005).

10.15	Promissory Note executed by Power3 and Cordillera Fund LP in the amount of $251,000, dated April 5, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10QSB filed August 22, 2005).

10.16	Promissory Note, dated May 31, 2005, executed by Power3 and Steven B. Rash in the amount of $55,000 (incorporated by reference to Exhibit 26.4 to the Company’s Form SB2/A filed on October 6, 2005).

10.17	Promissory Note, dated June 3, 2005, executed by Power3 and Dr. Ira Goldknopf in the amount of $50,000 (incorporated by reference to Exhibit 26.5 to the Company’s Form SB2/A filed on October 6, 2005).

10.18
Promissory Note, dated June 13, 2005, executed June 17, 2005 between Power3 and John Fife in the amount of $396,500 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed on June 22, 2005).

Exhibit No.	INDEX

10.19
Promissory Note (Amended version), dated August 29, 2005, executed by Power3 and John Fife in the amended amount of $446,500 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed on September 9, 2005).

10.20
Promissory Note executed by Power3 and Cordillera Fund LP in the amount of $200,000, dated September 5, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8K filed on September 9, 2005).

10.21	Promissory Note, dated October 17, 2005, between Power3 and Dr. Ira Goldknopf in the amount of $39,231 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8K filed October 19, 2005).

10.22	Promissory Note, dated September 6, 2005, between Power3 and Dr. Ira Goldknopf in the amount of $80,000 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8K filed September 9, 2005).

10.23(1)
Promissory Note, dated November 23, 2005, between Power3 and Dr. Ira Goldknopf in the amount of $52,000 (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-KSB for the year ended December 31, 2005.)

10.24	Promissory Note executed on December 12, 2005 between Power3 and Trinity Financing (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed December 12, 2005)

10.25	Promissory Note executed on August 7, 2006, between Power3 and Rich Kraniak in the amount of $20,000

10.26	Promissory Note executed on August 7, 2006, between Power3 and Rich Kraniak in the amount of $100,000 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-QSB for March 31, 2007)

10.27	Promissory Note executed on October 27, 2006, between Power3 and Rich Kraniak in the amount of $100,000 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-QSB for March 31, 2007)

10.28	Promissory Note executed on October 27, 2006, between Power3 and Rich Kraniak in the amount of $30,000

10.29	Promissory Note executed on October 27, 2006, between Power3 and Steven B. Rash in the amount of $5,800

10.30	Promissory Note executed on September 30, 2006, between Power3 and Steven B. Rash in the amount of $315,010

10.31	Promissory Note executed on January 20, 2006, between Power3 and Steven B. Rash in the amount of $40,515

10.32
Promissory Note executed on May 31, 2005, between Power3 and Steven B. Rash in the amount of $55,000 (incorporated by reference to Exhibit 26.4 to the Company’s Form SB-2/A as filed on October 6, 2005.)

10.33	Promissory Note executed on March 1, 2006, between Power3 and Steven B. Rash in the amount of $50,000 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-QSB for March 31, 2007)

10.34	Promissory Note executed on December 31, 2006, between Power3 and Steven B. Rash in the amount of $ 94,341

10.35	Promissory Note executed on September 30, 2006, between Power3 and Dr. Ira Goldknopf in the amount of $18,135

10.36	Promissory Note executed on September 30, 2006, between Power3 and Dr. Ira Goldknopf in the amount of $5,387

10.37	Promissory Note executed on September 30, 2006, between Power3 and Dr. Ira Goldknopf in the amount of $304,734

Exhibit No.	INDEX

10.38	Promissory Note executed on March 2, 2006, between Power3 and Dr. Ira Goldknopf in the amount of $89,400 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-QSB for March 31, 2006)

10.39	Promissory Note executed on December 31, 2006, between Power3 and Dr. Ira Goldknopf in the amount of $106,117

10.40
Promissory Note executed on September 6, 2005 between Power3 and Dr. Ira Goldknopf in the amount of $80,000 (incorporated by reference to Exhibit 10.2 to the Company Form 8-K filed on September 9, 2005

10.41	Promissory Note executed on October 27, 2006, between Power3 and Roger Kazanowski in the amount of $150,000 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-QSB for March 31, 2007)

10.42	Promissory Note executed on October 31, 2006, between Power3 and Andrew Dahl in the amount of $12,000 (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-QSB for March 31, 2007)

10.43	Promissory Note executed on October 27, 2006, between Power3 and Steve Scott in the amount of $25,000 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-QSB for March 31, 2007)

10.44	Promissory Note executed on November 30, 2006, between Power3 and Jeffrey Hyde in the amount of $10,000 (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-QSB for March 31, 2007)

10.45
Promissory Note executed on September 14, 2006, between Power3 and Magic Arts & Entertainment in the amount of $50,000 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-QSB for March 31, 2007)

10.46	Promissory Note, dated May 31, 2006, between Power3 and John Fife in the amount of $266,000 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-QSB for June 30, 2006.)

10.47	Consulting Agreement signed with Noble Investments, dated March 1, 2007 (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-QSB for March 31, 2007)

10.48	Joint Venture Agreement signed with NeoGenomics (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-QSB for March 31, 2007

14.1	Code of Ethics for Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer (incorporated by reference to Exhibit 14.1 to the Company’s Form 10KSB filed September 9, 2005).

31.1(2)	Certification of Power 3 Medical Products, Inc. Chief Executive Officer, Steven B. Rash, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification of Power 3 Medical Products, Inc. Chief Accounting Officer, John P. Burton, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Power 3 Medical Products, Inc. Chief Executive Officer, Steven B. Rash, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of Power 3 Medical Products, Inc. Chief Accounting Officer, John P. Burton, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith
(2)	Furnished herewith
(3)	Management contract or compensatory plan or arrangement
(4)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Item 14 Principal Accountant Fees and Services.

The following table sets forth the aggregate amount of fees billed by the Company’s independent accountants for the year ended December 31, 2006 and the year ended December 31, 2005:

	2006	2005
Audit Fees:	$113,614	$101,743
Audit Related Fees:		$46,163
Tax Fees:	$6,519	$5,081
All Other Fees:		$3,925

Total Fees:	$120,133	$156,912

The Company does not have an Audit Committee of the Board of Directors. All activities of the Company’s independent accountants are reviewed and approved prior to the engagement by the Board of Directors, who considers whether such activities could affect the independence of such accountants.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 18, 2007	Power3 Medical Products, Inc. By: /s/ Steven B. Rash Name: Steven B. Rash Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Rash Steven B. Rash	Chairman and Chief Executive Officer (Principal Executive Officer)	July 18, 2007

/s/ Ira L. Goldknopf Ira L. Goldknopf, Ph.D.	Director of Proteomics and Director	July 18, 2007

/s/ John P. Burton John P. Burton	Chief Financial Officer (Principal Financial and Accounting Officer)	July 18, 2007