Form 10QSB
period 2007-06-30
POWER 3 MEDICAL PRODUCTS INC
filed 2007-08-14
CIK 1063530

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(281) 466-1600
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒

As of August 10, 2007 there were 97,979,580 shares of voting common stock of the registrant issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)? Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

I. FINANCIAL INFORMATION

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
BALANCE SHEET
June 30, 2007 and December 31, 2006
(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$647,387	$40,602
All Other Current Assets	900	-
Total Current Assets	648,287	40,602
OTHER ASSETS
Furniture, Fixtures and Equipment, net	4,082	16,374
Intellectual Property	179,786	179,786
Deferred Finance Costs, net	113,569	253,336
Deposits	41,073	5,900
TOTAL ASSETS	$986,797	$495,998

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
Accounts Payable	$983,725	$899,177
Notes Payable - in default, net of amortization	511,822	777,822
Notes Payable to Related Parties	1,754,440	1,428,346
Convertible Debentures-in default	1,053,455	360,417
Other Current Liabilities	1,653,880	1,517,808
Derivative Liabilities	5,577,455	1,281,348
TOTAL LIABILITIES	$11,534,777	$6,264,918

STOCKHOLDER'S DEFICIT
Preferred Stock - $0.01 par value 50,000,000 shares of preferred stock authorized 0 shares issued and outstanding		-
Common Stock-$0.001 par value:150,000,000 shares authorized; 94,186,279 and 71,370,955 shares issued and outstanding.	94,181	71,370
Additional Paid-In Capital	60,095,424	58,009,358
Deficit accumulated before entering development stage	(11,681,500)	(11,681,500)
Deficit accumulated during development stage	(59,056,085)	(52,168,148)
Total Stockholder’s Deficit	(10,547,980)	(5,768,920)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$986,797	$495,998

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(unaudited)

	For the three month period ended June 30		For the six month period ended June 30		Period from May 18, 2004 to June 30,
	2007	2006	2007	2006	2007
REVENUES:
Sales	$-	$100,000	$121,724	$100,000	$425,724
Total revenue	$-	$100,000	$121,724	$100,000	$425,724

OPERATING EXPENSES:
Employee compensation and benefits	135.350	1,937,637	586,563	5,474,280	28,919,058
Professional and consulting fees	177,339	168,949	381,784	356,872	8,999,360
Impairment of Goodwill	-	-	-	-	13,371,776
Occupancy and equipment	41,410	25,122	74,382	51,996	464,706
Travel and entertainment	42,935	21,508	60,745	35,898	289,242
Write off lease					34,243
Other selling, general and administrative expenses	40,651	35,086	89,723	77,242	377,646
Total operating expenses	$437,685	$2,188,302	$1,193,197	$5,996,288	$52,456,031

LOSS FROM OPERATIONS	$(437,685)	$(2,088,302)	$(1,071,473)	$(5,896,288)	$(52,030,307)

OTHER INCOME AND (EXPENSE):
Derivative gain/(loss)	$(321,666)	$375,311	(3,809,107)	(144,843)	511,712
Interest income	2,092	-	3,112	-	5,378
Mandatory prepayment penalty	-	-	-	-	(420,000)
Other income(expense)	-	-	(531,062)	-	(727,238)
Loss on conversion of financial instruments	-	-	(397,871)	-	(397,871)
Interest expense	(511,567)	(247,386)	(1,081,536)	(824,994)	(2,616,786)
Total other income(expense)	(831,141)	127,925	(5,816,464)	(969,837)	(3,644,805)

NET LOSS	$(1,268,826)	$(1,960,377)	$(6,887,937)	$(6,866,125)	$(55,675,112)

NET LOSS PER SHARE BASIC AND DILLUTED	$(0.02)	$(0.03)	$(.09)	$(.10)	$(0.77)

Weighted average number of shares outstanding	83,793,113	70,058,188	78,523,532	70,058,188	72,364,455

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
( A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
Through June 30, 2007 and Years Ended December 31, 2006 and 2005 and 2004 from inception

	Common Stock			Stock	Additional	Deferred
	Shares	Par Value	Preferred Shares	Par Value	Paid In Capital	Compensation Expense	Retained Earnings	Equity
Beginning Balances as of beginning of development stage May 17 , 2004	14,407,630	$14,407	3,870,000	$3,870	$14,225,974	$-	$(11,681,500)	$2,382,751

Issued shares on May 18, 2004 for compensation	27,805,000	27,805			24,996,695	(25,024,500)
Issued shares on May 18, 2004 for services	4,550,000	4,550			4,090,450			4,095,000
Issued shares on May 18, 2004 for acquisition of equipment	15,000,000	15,000			13,485,000			13,500,000
Issued shares on June 1, 2004 for services	125,000	125			249,875	(250,000)
Issued shares on June 11, 2004 for services	100,000	100			211,900			212,000
Stock Option Expense					626,100	(626,100)
Issued shares on July 1, 2004 for compensation	140,000	140			426,860	(427,000)
Issues shares on July 23, 2004 for services	125,000	125			284,875	(285,000)
Issued shares on November 10, 2004 for cash	242,167	242			314,575			314,817
Issued shares on November 10, 2004 for services	10,000	10			12,990			13,000
Cancelled shares November 15, 2004 per cancellation of agreement	(160,000)	-160			(71,840)			(72,000)
Issued shares on November 17, 2004 to convert Series A Preferred Shares to common shares	1,031,316	1,031	(1,331,280)	(1,330)	1,391,246		(1,392,277)	(1,330)
Issued shares on November 23, 2004 to convert Series A Preferred shares to common shares	1,969,008	1,970	(2,538,720)	(2,540)	1,986,728		(1,988,698)	(2,540)
Stock based compensation						8,311,012		8,311,012
Net reclassification of derivative liabilities					(3,347,077)			(3,347,077)
Net Loss (from May 18, 2004 to December 31, 2004)							(15,236,339)	(15,056,339)

Balances, December 31, 2004	65,345,121	65,345	-	-	58,884,351	(18,301,588)	(30,298,814)	10,349,294

Cancelled Shares from 7/01/04 (returned from employee)	(140,000)	(140)			(426,860)			(427,000)
Issued Shares on 9/14/05 for compensation	140,000	140			41,860			42,000
Issued Shares on 10/31/05 for services	300,000	300			65,700			66,000
Issued Shares on 11/11/05 for services	250,000	250			44,750			45,000
Issued Shares on 12/06/05 for services	300,000	300			44,700			45,000
Cancelled Shares on 12/31/05 (returned from employee)	(975,000)	(975)			(876,500)			(877,475)
Cancelled Shares on 12/31/05 (returned from employee)	(5,000)	(5)			(4,495)			(4,500)
Amortize Deferred Comp Expense						13,222,517		13,222,517
Net Loss For Year							(27,134,865)	(27,134,865)

BALANCES, DECEMBER 31, 2005 (restated)	65,215,121	65,215	-	-	57,773,506	(5,079,071)	(57,433,679)	(4,674,029)

Issued Shares on 1/06/06 for services	50,000	50			5700			5,750
Issued Shares on 1/06/06 for cash	500000	500			57000			57,500
Issued Shares on 1/13/06 for services	220,000	220			28,380			28,600
Issued Shares on 1/27/06 for compensation	451,677	452			49,233			49,685
Issued Shares on 2/03/06 for compensation	413,234	413			40,910			41,323
Issued Shares on 2/03/06 for cash	1,114,286	1,114			81,386			82,500
Issued Shares on 2/03/06 for services	297,843	297			29,488			29,785
Issued Shares on 2/14/06 for compensation	201,539	202			38,091			38,293
Issued Shares on 2/22/06 for services	150,000	150			34,350			34,500
Issued Shares on 3/08/06 for cash	400,000	400			39,600			40,000
Issued Shares on 3/09/06 for cash	400,000	400			39,600			40,000
Issued Shares on 3/23/06 for services	300,000	300			80,700			81,000
Issued Shares on 3/24/06 for compensation	186,648	187			48,529			48,716
Issued Shares on 5/09/06 for services	60,000	60			9,240			9,300
Issued Shares on 5/25/06 for services	172,147	172			22,207			22,379
Issued Shares on 6/08/06 for cash	38,460	38			4,962			5,000
Issued Shares on 6/16/06 for services	300,000	300			32,700			33,000
Issued Shares on 9/15/06 for services	400,000	400			39,600			40,000
Issue Shares on 10/31/06 for services	500,000	500			29,500		[0]	30,000
Adoption of 123R					(475,324)	475,324
Amortize Deferred Comp Expense						4,603,747		4,603,747
Net Loss For Year							(6,415,969)	(6,415,969)

BALANCES, DECEMBER 31, 2006	71,370,955	$71,370	-	-	$58,009,358	-	($63,849,648)	($5,768,920)

Issue Shares on 1/2/07 for services	100,000	100			7,300			7,400
Issue Shares on 1/23/07 for conversion	1,000,000	1,000			59,000			60,000
Issue Shares on 1/30/07 for services	500,000	500			42,000			42,500
Issue Shares on 3/14/07 for conversion	3,000,000	3,000			247,000			250,000
Issue Shares on 4/13/07 for services	160,000	160			35,040			35,200
Issue Shares on 4/13/07 for services	300,000	300			65,700			66,000
Issue Shares on 4/30/07 for conversion	713,708	714			99,286			100,000
Issue Shares on 5/11/07 for conversion	157,895	158			29,842			30,000
Issued Shares on 5/16/07 for warrants exercised	833,334	833			66,666			67,499
Issue Shares on 5/16/07 for conversion	833,333	833			49,167			50,000
Issue Shares on 5/16/07 for conversion	713,708	714			49,286			50,000
Issue Shares on 5/16/07 for conversion	4,127,000	4,127			235,873			240,000
Issue Shares on 5/16/07 for conversion	359,595	360			49,640			50,000
Issue Shares on 5/16/07 for conversion	178,427	178			24,822			25,000
Issue Shares on 5/17/07 for conversion	11,970	12			1,665			1,677
Issue Shares on 5/17/07 for conversion	71,370	71			9,929			10,000
Issue Shares on 6/1/07 for conversion	200,000	200			11,800			12,000
Issue Shares on 6/7/07 for conversion	5,900,231	5,900			334,100			340,000
Issue Shares on 6/13/07 for services	400,000	400			79,600			80,000
Issued Shares on 6/13/07 for cash	1,750,000	1,750			268,250			270,000
Issued Shares on 6/13/07 for cash	1,500,000	1,500			320,000			321,500
Stock received from Subsidiary					100			100
Net Loss							(6,887,937)	(6,887,937)

BALANCES AS OF JUNE 30, 2007	94,181,526	94,180			60,095,424		(70,737,585)	(10,547,981)

POWER3 MEDICAL PRODUCTS, INC
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the six Months Ended June 30, 2007	For the six Months Ended June 30, 2006	Period from May 18, 2004 to June 30, 2007

Operating activities:
Net loss	$(6,887,937)	$(6,866,125)	$(55,675,112)
Adjustments to reconcile net loss to net cash used in Operating activities:
Loss on conversion of financial instruments	397,871		397,871
Impairment of Goodwill	-	-	13,371,776
Loss on previously capitalized lease	-	-	34,243
Amortization of deferred finance cost and debt discounts	851,039	(12,550)	1,265,493
Change in derivative liability, net of bifurcation	4,296,107	(144,843)	1,129,188
Stock issued for services and compensation	231,100	4,746,161	32,598,445
Depreciation expense	12,292	13,642	97,608
Other non cash items			(34,933)
Changes in operating assets and liabilities:
Accounts Receivable	-	-	-
Prepaid expenses and other current assets	(36,073)	-	172,709
Accounts Payable and other liabilities	220,620	1,575,775	2,426,646

Net cash used in operating activities	(914,981)	(687,940)	(4,216,066)

Investing Activities:
Capital expenditures, net	-	(13,742)	(135,933)
Increase in other assets.	-	10,488	(179,786)
Net cash used in investing activities	-	(3,254)	(315,719)

Financing Activities:
Proceeds from borrowings under notes payable	875,000	588,780	3,028,430
Proceeds from sale of common stock, net	591,500	253,929	1,266,317
Principal payments on long term debt	(11,500)	-	(43,978)
Proceeds from CD, warrants and rights net of issuance cost	66,766	-	925,807
Net cash provided by financing activities	1,521,766	842,709	5,176,576

Net change in cash and cash equivalents	606,785	151,515	644,791

Cash and cash equivalents, beginning of period	40,602	1,399	2,596

Cash and cash equivalents, end of period	$647,387	$152,914	$647,387

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	For the six months ended June 30, 2007	For the six months ended June 30, 2006	Period from May 18, 2004 to June 30, 2007

Cash paid for:
Interest	-	-	$59,840
Income taxes	-	-	-

Non-cash transactions:
Exchange of convertible notes for stock	$1,218,677		$967,999
Restatement of notes payable to N/P related parties			$1,393,346
Exchange of convertible preferred stock for common stock			$3,380,975

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements of Power3 Medical Products, Inc. at June 30, 2007 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Power3’s Form 10-KSB for the year ended December 31, 2006. In Management’s Opinion, these interim consolidated financial statements reflect all all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of a fair presentation of the consolidated financial statements for the three months ended June 30, 2007 are not necessarily indicative of the results which can be expected for the entire year.

Going concern

As shown in the accompanying financial statements, Power3 incurred net losses chargeable to common shareholders of $6,887,937 and $6,866,125 for the six months ended June 30th for 2007 and 2006, respectively, and has an accumulated deficit of $10,547,980 as of June 30, 2007. These conditions create an uncertainty as to Power3's ability to continue as a going concern.

Management is trying to raise additional capital through various funding arrangements. The financial statements did not include any adjustment that might be necessary if Power3 is unable to continue as a going concern.

Note 2. RELATED PARTY TRANSACTIONS

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

The following notes were issued to Steven B. Rash during the six month period ended June 30, 2007: On January 2nd, $90,682, maturing on July 2, 2007 at 6% and May 8th, $206,556, maturing on November 8, 2007 at 6%.

The following note was paid to Steven B. Rash during the six month period ended June 30, 2007: On February 26th, $11,500 note dated September 5, 2006.

The following notes were issued to Ira L. Goldknopf during the six month period ended June 30, 2007: On January 2nd, $4,180, maturing on July 2, 2007 at 6% and May 8th, $36,176, maturing on November 8, 2007 at 6%.

See note 4 for further discussion.

Note 3. COMMITMENTS AND CONTINGIENCES

Legal Proceedings

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

In June, 2005, Charles Caudle et al filed a lawsuit in Harris County, Texas, against Advanced BioChem, Power3 and the officers and directors of both companies. The suit alleges that Advanced BioChem, Power3 and the officers and directors of Power3, are liable to Charles Caudle et al for damages resulting from funds loaned to Advanced BioChem and which were subsequently converted into common stock of Advanced BioChem. It is unclear as to the specific dollar amount of the claim. The Company, and its officers and directors, has filed an answer denying all claims in the lawsuit. The Company believes that Charles Caudle’s claims are without merit with regard to Power3; however the Company cannot be assured it will prevail or if the outcome of the action will adversely affect the Company’s financial position or results of operations. A settlement has been reached between Advanced BioChem and Charles Caudle et. al. Power3 and Chares Caudle et. al. have reached an agreement and The Company will not incur any loss whatsoever from this action.

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

In 2007, a lawsuit was filed by Crestview Capital Master, LLC (“Crestview” or “Plaintiff”), Index No. 601862/07, in the Supreme Court of the State of New York, County of New York, seeking specific performance and money damages against Power3 Medical Products, Inc. (“Power3”, or the “Company”) The lawsuit arose from a dispute concerning the number of shares to be issued to Crestview by Power3 in connection with (i) a $150,000 principal amount convertible debenture and common stock purchase warrant issued to Crestview on October 28, 2004 and (ii) a $150,000 principal amount convertible debenture and common stock purchase warrant issued to Crestview on January 26, 2005 (collectively, the “Transaction Documents”). On July 31, 2007, Power3 entered into a Settlement Agreement and Release (the “Settlement Agreement”), with the Plaintiff. The terms of the Settlement Agreement require Power3 to issue an aggregate of 3,793,301 shares (the “Shares”) of the Company’s common stock in full satisfaction of the Transaction Documents. Upon the filing by Power3 of a Stipulation of Discontinuance letter signed by Crestview, the lawsuit shall be dismissed, it its entirety and with prejudice, and as a result of the Settlement Agreement, each of the parties is released by the other from all known and unknown claims. As a result of this settlement $531,062 has been recorded as additional expense based upon the fair value of the stock granted at the date settlement.

Note 4. FINANCING ARRANGEMENTS

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

Under the Agreements, the Purchasers also received warrants to purchase an aggregate of up to 2,500,000 and 333,333 shares of common stock for tranche one and two, respectively, and additional investment rights to purchase up to an additional $2,500,000 of convertible debentures. The warrants are exercisable at a price of $1.44 per share, subject to adjustment, including under anti-dilution protection. The additional investment rights are exercisable at a price equal to the principal amount of the debentures to be purchased, for (1) a period of nine months following the effective date of the registration statement to be filed pursuant to the Registration Rights Agreement, or (2) a period of 18 months from the date of issuance of the additional investment rights, whichever is shorter. The rights debentures will have the same terms as the debentures described above, except that the conversion price will be equal to $1.08.

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

The Company has received notice from one of the Purchasers informing the Company that it is in default under the debentures and demanding payment of the Mandatory Prepayment Amount, together with the liquidated damages, to which it is entitled pursuant to the agreement. The Company is in discussions with its debenture holders regarding a resolution of this matter, and approximately 37% of the debenture holders have converted their debentures to common shares since January 1, 2007. The Company has accrued $24,000 as of June 30, 2007 for the estimated settlement of these liquidated damages.

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

Between August 2006 and June 2007, the Company issued convertible short term promissory notes with a total face value of $1,232,000. The convertible promissory notes have a 7% interest rate and include detachable warrants to purchase a total 11,249,996 shares of common stock to various investors. Principal and interest on the notes are payable one year after the origination of the note, and each note has a fixed conversion price of $0.06. The warrants have three-year terms and strike prices of $0.08. In the event of a default, the notes will bear an interest rate of 10%.

On April 3, 2007, the Company entered into a joint venture agreement with NeoGenomics to form a Contract Research Organization (CRO) and collaborate on research work in the future. In addition, NeoGenomics agreed to purchase a convertible debenture for $200,000 and acquired options to purchase common stock of the Company during 2007. Under the terms of the Agreement, Power3 agrees to issue, and NeoGenomics agrees to purchase, a convertible debenture in the principal amount of $200,000. The convertible debenture will be convertible into common shares of the Company at $.20 per share; however the conversion price can be reset at any time and from time to time, in accordance with paragraphs 7 and 9 of the Agreement. The debenture shall accrue interest at 6% per annum, payable quarterly, and the principal amount of the debenture shall be due and payable two years after closing.

Further, in consideration of NeoGenomics, Inc.’s commitment to purchase the debenture and form the joint venture, Power3 grants NeoGenomics, Inc. an irrevocable option (the “Second Option”) to purchase, in one or a series of transactions, voting convertible preferred stock that is convertible into such number of shares of common shares of the Company as is necessary to increase NeoGenomics, Inc.’s ownership of the voting common stock of Power3, up to 60% of Power3’s voting common stock, after taking into consideration all outstanding First Option Preferred Stock and Second Option Preferred Stock, on an as-converted basis.

As discussed above Power 3 has converted several notes and plans to continue doing so. In some instances Power 3 has offered terms of conversion greater than the original agreement including lowering the strike price of warrants attached to these instruments. As a result of this additional consideration, upon conversion the Company has recorded $397,871 of loss on the conversion of notes during the six month period ended June 30, 2007.

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

Convertible Debentures, Warrants and Additional Investment Rights:

The carrying values of the Company’s convertible debentures amounted to $1,053,455and $360,417, at June 30, 2007 and December 31, 2006, respectively.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2007 and December 31, 2006:

Derivative Liabilities:	June 30, 2007	December 31, 2006
Common stock warrants	$4,095,114	$875,783
Embedded conversion feature	402,896	186,480
Additional investment rights	339,930	183,056
Other derivative instruments	739,515	36,029
	$5,577,455	$1,281,348

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

The proceeds from the Trinity financing were allocated first to the warrants, based upon their fair values, with the balance of $103,100 allocated to the notes. The allocation of proceeds to the fair value to the warrants was performed because, as discussed in the previous section, share settlement is not within management’s control. Such amount was initially classified as a derivative liability. The resulting note discount is being amortized through periodic charges to interest expense using the effective method over the life of the notes. Amortization of note discount amounted to $12,819 during the period from issuance of the notes to December 31, 2005 and $68,499 during the year ended December 31, 2006. The Company did not make its required debt service payments in March and April 2006. The first Trinity note was paid off during 2006 completely; however the second Trinity note is in default and is still outstanding and payable. As a result of this default, the Company is required to accrue interest on this note at a composite rate of 21%. The remaining unamortized discount was $94,678 at June 30, 2007.

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

During 2006, the payoff of Company notes payable from the sale of personally pledged shares, resulted in the Company entering into Notes Payable with Steven B. Rash, Chairman and CEO of the Company and Dr. Ira Goldknopf, Director of Proteomics of the Company, in the amount of $517,166 and $522,949 respectively. At the end of the year 2006, the total Notes Payable due Mr. Rash for all such transactions were $608,342 and the total Notes Payable due Dr. Goldknopf for such transactions were $785,004. These notes, along with the note payable to Mike Rosinski in the amount of $35,000, brings the total Notes Payable to related parties, as of December 31, 2006, to $1,428,346.

As of June 30, 2007, the total notes Payable due Mr. Rash for all such transactions were $894,080 and the total Notes Payable due Dr. Goldknopf for such transactions were $825,360. These notes, along with the note payable to Mike Rosinski in the amount of $35,000, brings the total Notes Payable to related parties, as of June 30, 2007, to $1,754,440 as follows:

SCHEDULE OF NOTES
	As of June 30, 2007	2006	2005
Notes payable in default:
Cordillera I	$251,000	$251,000	$251,000
Cordillera II	$200,000	$200,000	$200,000
Trinity I			$150,000
Trinity II	$155,500	$155,500	$150,000
Discount on Trinity Notes	($ 94,678)	($ 94,678)
Nutmeg			($262,992)
Fife			$446,500
Fife		$266,000
Donson			$159,231
Totals	$511,822	$777,822	$1,093,739
Notes payable - related parties:
Rash	$55,000	$55,000	$55,000
Goldknopf	$102,000	$102,000	$102,000
Rosinski	$35,000	$35,000	$35,000
Rash	$553,342	$553,342
Goldknopf	$683,004	$683,004
Rash	$285,738
Goldknopf	$40,356
Totals	$1,754,440	$1,428,346	$192,000

Note 5. OTHER SIGNIFICANT EQUITY TRANSACTIONS

Sales of common stock during the six month period ended June 30, 2007

•	On June 13, 2007, 1,750,000 shares of common stock were sold to private investors to raise $300,000 there were no warrants associated with this transaction.

•	On June 13, 2007, 1,500,000 shares of common stock were sold to private investors to raise $350,000 there were no warrants associated with this transaction.

•
On June 13, 2007, $58,500 was paid to placement agents in connection with the two sales above, these costs were deducted from the proceeds of this transaction and resulted in a reduction of additional paid in capital.

Shares issued for services during the six month period ended June 30, 2007

•
On January 1, 2007 100,000 shares were issued for services, the Company estimated the fair value of this transaction to be $7,400 based upon the closing stock price of the Company’s stock at the measurement date.

•
On January 30, 2007 500,000 shares were issued for services, the Company estimated the fair value of this transaction to be $42,500 based upon the closing stock price of the Company’s stock at the measurement date..

•
On April 13, 2007 460,000 shares were issued for services, the Company estimated the fair value of this transaction to be $101,200 based upon the closing stock price of the Company’s stock at the measurement date..

•
On June 13, 2007 400,000 shares were issued for services, the Company estimated the fair value of this transaction to be $80,000 based upon the closing stock price of the Company’s stock at the measurement date.

Shares issued for conversion of debt during the six month period ended June 30, 2007

17,267,237 shares of common stock were issued for the conversion of convertible notes as discussed in Note 4 above.

Note 6. OTHER MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Scientific Developments

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

Proteomics is the global study and analysis of proteins. Through proteomics, scientists can more accurately understand the functioning of a healthy body and are assisted in the identification of the proteins associated with specific diseases. Proteins that change in the course of disease are the building blocks for new screening and diagnostic tests, which the Company is developing to provide earlier disease detection, enhanced treatment and monitoring assistance.

On March 31, 2007, Power3 received a certification to begin offering CLIA-compliant high complexity medical testing services. CLIA (Clinical Laboratory Improvement Amendments) was passed by the U.S. Congress in 1988 to establish quality standards for all laboratory testing, and to ensure accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Power3 earned its two-year license to offer high complexity tests after meeting standards for knowledge, training and experience, reagents and materials preparation, characteristics of operational steps, calibration, quality control and proficiency testing materials, test system troubleshooting and equipment maintenance, and interpretation and judgment. With the CLIA certification, Power3 can now offer blood-based testing services to physicians, hospitals and clinics, with analysis of samples performed by the company in its centralized laboratory.

Power3’s scientific team is currently headed by its CLIA Laboratory Director and Director of Biochemistry, Dr. Essam A. Sheta. Dr. Sheta is a pioneer in the science of protein chemistry and cancer cell signaling and in so doing made significant biochemical discoveries. The team has leveraged these significant insights and has made progress in the discovery of unique disease protein footprints of biomarkers in breast cancer, neurodegenerative disease, and drug resistance to chemotherapeutic agents.

On April 4, Power3 announced a collaboration agreement with NeoGenomics, Inc. (NGNM) of Fort Myers, Florida, to form a joint venture Contract Research Organization (CRO), whose mission will be commercialization of Power3's portfolio of Intellectual Property. The efforts will center on blood-based tests using the 534 biomarkers Power3 has discovered from a broad range of diseases including breast cancer, Alzheimer's, Parkinson's and ALS, and the further development of diagnostic tests and other services.

Product Candidates

The Company plans to target the protein-based diagnostic and drug targeting markets utilizing the Company’s portfolio of proprietary disease biomarkers. In the area of neurodegenerative diseases and breast cancer, the Company has completed clinical validation studies involving over 2000 patient samples and is utilizing biostatistics to monitor appropriate biomarkers for diagnostic sensitivity, specificity, positive predictive value, and negative predictive value. By testing patient body fluids and tissues, such as serum, nipple aspirate fluid, and bone marrow aspirate, the Company has discovered unique snapshots of protein patterns in 2000 samples that cover broad range of diseases including:

•	cancers such as breast, leukemia, bladder, stomach, and esophageal; and

•	Neurodegenerative diseases such as Alzheimer’s, ALS, and Parkinson’s disease.

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

On May 24, 2005, the Company entered into a Collaboration Agreement with BioSite Incorporated. The Agreement provides that Power3 and BioSite will engage in a collaborative research program in which BioSite will attempt to develop antibodies and diagnostic assays for selected target biomolecules proposed by the Company. Power3 and BioSite will then assess the diagnostic and therapeutic potential of these antibodies and diagnostic assays for breast cancer. If the antibodies and diagnostic assays are found to have diagnostic and/or therapeutic potential, BioSite will develop and commercialize BioSite Products for the detection and/or treatment of breast cancer. BioSite will make milestone payments to the Company, as well as pay royalties on the sale of any BioSite Products containing antibodies to any selected target biomolecules claimed in a patent application or an issued patent.

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

On March 31, 2007, Power3 received a certification to begin offering CLIA-compliant high complexity medical testing services. CLIA (Clinical Laboratory Improvement Amendments) was passed by the U.S. Congress in 1988 to establish quality standards for all laboratory testing, and to ensure accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Power3 earned its two-year license to offer high complexity tests after meeting standards for knowledge, training and experience, reagents and materials preparation, characteristics of operational steps, calibration, quality control and proficiency testing materials, test system troubleshooting and equipment maintenance, and interpretation and judgment. With the CLIA certification, Power3 can now offer blood-based testing services to physicians, hospitals and clinics, with analysis of samples performed by the company in its centralized laboratory.

Power3’s scientific team is currently headed by its CLIA Laboratory Director and Director of Biochemistry, Dr. Essam A. Sheta. Dr. Sheta is a pioneer in the science of protein chemistry and cancer cell signaling and in so doing made significant biochemical discoveries. The team has leveraged these significant insights and has made progress in the discovery of unique disease protein footprints of biomarkers in breast cancer, neurodegenerative disease, and drug resistance to chemotherapeutic agents.

On April 3, 2007, the Company entered into a joint venture agreement with NeoGenomics to form a Contract Research Organization (CRO) and collaborate on research work in the future. In addition, NeoGenomics agreed to purchase a convertible debenture for $200,000 and acquired options to purchase common stock of the Company during 2007. Under the terms of the Agreement, Power3 agrees to issue, and NeoGenomics agrees to purchase, a convertible debenture in the principal amount of $200,000. The convertible debenture will be convertible into common shares of the Company at $.20 per share; however the conversion price can be reset at any time and from time to time, in accordance with paragraphs 7 and 9 of the Agreement. The debenture shall accrue interest at 6% per annum, payable quarterly, and the principal amount of the debenture shall be due and payable two years after closing.

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

In addition, in consideration of NeoGenomics, Inc.’s commitment to purchase the debenture and form the joint venture, Power3 grants, to Neogenomics, Inc., an irrevocable option (the “First Option”) to purchase, in one or a series of transactions, voting convertible preferred stock that is convertible into such number of shares of common stock of Power3, after taking into account, all outstanding First Option Preferred Stock, on an as-converted basis.

Further, in consideration of NeoGenomics, Inc.’s commitment to purchase the debenture and form the joint venture, Power3 grants NeoGenomics, Inc. an irrevocable option (the “Second Option”) to purchase, in one or a series of transactions, voting convertible preferred stock that is convertible into such number of shares of common shares of the Company as is necessary to increase NeoGenomics, Inc.’s ownership of the voting common stock of Power3, up to 60% of Power3’s voting common stock, after taking into consideration all outstanding First Option Preferred Stock and Second Option Preferred Stock, on an as-converted basis.

Power3 concluded a 60 patient blinded validation study of its BC-SeraPro(TM) early detection blood serum breast cancer test in May, 2007. For the study, Power3 used its extensive patient serum sample bank to generate a statistical model that differentiates between breast cancer and control profiles. Sixty blinded patient samples were then tested against this statistical model. The samples were provided by Mercy Women's Center under the direction of Dr. Alan Hollingsworth, a member of the Company's Scientific Advisory Board. Twenty-two biomarkers were used to obtain the results from this study.

By applying decision tree analysis, a method used to model disease and control patient demographics at the level of individual biomarkers, Power3 reported results of 97% sensitivity and 93% specificity. In addition, the Company used Linear Discriminant Analysis, a more robust and flexible method that uses some or all biomarkers in a panel rather than individually, which achieved 80% sensitivity and 87% specificity. The results are a major step forward in commercializing the BC-SeraPro™ diagnostic for the early detection of breast cancer. Power3 is finalizing the development program and moving forward with a strategy of providing a test that is utilitarian, accurate, and inexpensive. Detection of a patient's protein biomarker profile can now be employed to detect abnormal and pathological states reflected in the serum proteome. Application of this test will have a future impact on how disease will be diagnosed, monitored, and managed.

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

The members of the Company’s scientific team have developed a method for the differential diagnosis of neurodegenerative diseases utilizing blood serum, which was co-developed with neurologist, Dr. Stan Appel, now Chair of Neurology and Co-Director of Methodist Neurological Institute in Houston. With this test, which involves monitoring the concentration of 59 differentially expressed proteins, the Company has identified groups of unique markers that appear to distinguish normal patients from those with motor neuron, cognitive, and other neurological disorders.

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

On June 2006, The American Institute of Biological Science (AIBS) has elected Power3’s Director of Biochemistry, Dr. Essam Sheta to be on its review panel for grant proposals related to Parkinson’s disease. The AIBS has been tasked by the U.S. Army Medical Research and Materiel Command (USAMRMC) Neurotoxin Exposure and Treatment Research Program (NETRP) to convene a peer review panel to review novel and innovative research proposals related to Parkinson’s disease. The USAMRMC is soliciting research proposals for studies on the pathophysiology, surrogate markers, mechanisms and treatment of Parkinson's disease and Parkinson's-related neurodegenerative conditions to include initiating causes, interaction of environmental and genetic risk factors, epigenetic modifying factors, with emphasis on exposure factors encountered in military operations which may be neurotoxic or lead to neurodegenerative conditions.

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

On November 11, 2006, University of Thessaly School of Medicine in Larissa, Greece signed a research agreement with Power3 focusing on the proteomic discovery of biomarkers for Parkinson’s disease. The collaboration will also extend to cover other neurodegenerative diseases including Alzheimer’s disease, and ALS (Amyotrophic Lateral Sclerosis - Lou Gehrig's disease). According to the agreement, The University of Thessaly will provide Power3 with clinically confirmed samples of neurodegenerative disease, including age and gender matched controls. Power3 will use its existing proprietary and patent-pending technologies to analyze the samples, seeking new protein biomarkers for the early detection of neurodegenerative diseases to add to its portfolio. The initial shipment of Parkinson’s disease samples were received in May 2007 and have been analyzed in the Company’s CLIA certified laboratory. The results from this initial shipment will be announced later this year.

Dr. Ira L. Goldknopf, Power3’s director of proteomics, was an invited speaker at both the Cancer Proteomics World Congress and the Molecular Diagnostics World Congress, held jointly at the Hilton Philadelphia City Avenue in Philadelphia, April 26-27. A scientific advisor to both Congresses, Dr. Goldknopf presented "Twelve Protein Biomarkers in Blood Serum for Early Detection and Determination of Disease Severity of Patients with Breast Cancer" to the Cancer Proteomics World Congress. His presentation on "Forty Seven Protein Biomarkers in Blood Serum for Early Detection, Differential Diagnosis and Monitoring of Disease Severity of Patients with Neurodegenerative Diseases was delivered to the Molecular Diagnostics World Congress.

Dr. Goldknopf also served on the "Genetic Markers and Predicting Alzheimer's Disease Risk panel. The invitation to Dr. Goldknopf to address these two major conferences on diseases of the central nervous system is further validation of Power3’s leadership position in advancing the science of proteomics for development of molecular diagnostics and targeted therapeutics for the Alzheimer's, Parkinson's, and Lou Gehrig's diseases. Dr. Goldknopf has reviewed the Molecular Diagnostics World Congress for the Journal Expert Review of Molecular Diagnostics, which was published in the August issue.

Power3 was also awarded one of the “Largest Bioscience Companies” designations and was featured in the Houston Business Journal for 2006.

On July 2007, Chief Executive Officer, Steven Rash, participated in a Podcast sponsored by “Future Pharmaceuticals Magazine” alongside other biotechnology industry executives. The Podcast will be available for download on Power3 Medical’s website (www.power3medical.com) and on Future Pharmaceuticals website (www.futurepharmaus.com) in August 2007.

The Pod cast, titled “Drug Discovery & Development: Biomarker Discovery & Research Executive Panel Discussion,” was moderated by David Lester, New York Site Head, Pfizer Human Health Technologies, Global Clinical Technology, PGRD. During the Podcast, Mr. Rash and the other members of the panel discussed the importance of biomarkers and the role they play in the drug research and development process. Power3 Medical has identified 534 biomarkers that can be used for the early detection of breast cancer and neurodegenerative diseases. The Company is in the final stages of development and is preparing for the commercialization of the diagnostic tests for these diseases.

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

Intellectual Property

During the quarter ending September 30, 2006, Power3 filed four utility patent applications with the United States Patent and Trademark Office, entitled “Assay for Neuromuscular Diseases”, “Assay for ALS and ALS-Like Disorders”, “Assay for Differentiating Alzheimer’s Disease and Alzheimer’s-Like Disorders” “Assay for Diagnosis and Therapeutics Employing Similarities and Differences in Blood Serum Concentrations of 3 Forms of Complement C3c and Related Protein Biomarkers in Amyotrophic Lateral Sclerosis and Parkinson’s Disease” These were conversions of previous provisional applications. The number of pending patent applications as of quarter ending June 30, 2007, is 17.

Investor Relations/Public Relations

On June 29, 2007, Power3 Medical Products, Inc. (the “Company”) entered into a service agreement with The Investor Relations Group (“IRG”) for services related to the Company’s communications program, for corporate promotional materials and for communications with media, investors and industry personnel.

As Power3 transitions from a research and development organization to commercialization, the Company feels it is in the best interest of the Company and its shareholders to retain the services of The Investor Relations Group in order to fully communicate our message to the investing public. With such important milestones pending in the development of commercial applications for our proprietary technologies, the Company believes a strategic relationship with the right investor relations firm is pivotal in accomplishing the Company’s goals.

IRG will strive to increase investor and industry awareness of Power3 within the capital markets by introducing the Company and its management to pre-qualified fund managers, industry analysts and the media-at-large.

As compensation to IRG for services rendered, the Company shall pay to IRG a maintenance fee of $13,500.00 per month for a renewable term of 12 months, beginning July 1, 2007. Additionally, the Company agreed to issue to IRG personnel a total of 400,000 restricted shares of common stock.

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

Net cash used in operating activities amounted to ($914,981) for the six months ended June 30 2007, compared to ($687,940) for the six months ended June 30, 2006. The change in net cash used in operating activities during 2007 was primarily due to higher overhead and legal and consulting fees, as compared to the same six months of 2006.

Net cash provided by financing activities was $1,521,766 for the six months ended June 30, 2007, as compared to $842,709 for the six months ended June 30, 2006.

As of June 30, the Company’s principal source of liquidity was approximately $647,387 in cash.

Recent Financing

During the quarter ended June 30, 2007, the Company issued common stock at $0.20 per share, raising a total of $650,000 in additional working capital.

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

Absent a source of revenues, the Company will require funding in order to carry out its business plan until such time as it is able to generate sustained revenues. The Company’s current cash requirements are approximately $150,000 per month and the Company anticipates that it will require approximately $1,800,000 for the twelve months ended June 30, 2008, to continue its development activities, undertake and perform clinical validation studies, continue its marketing efforts and maintain its administrative infrastructure, as follows:

Estimated Expenditures Required During Next Twelve Months
General and Administrative	$1,550,000
Patent filings and intellectual property	$100,000
Capital Expenditures and research agreements	$150,000
Total	$1,800,000

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

Off-Balance Sheet Arrangements

At June 30, 2007, the only off balance sheet agreements in place for the Company were a lease in effect for its office space, leases in effect for computer equipment, leases in effect for lab equipment and employment agreements entered with its three principal officers.

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

Note 7. OTHER CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on this evaluation and for the reasons set forth below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2007.

As reported in the Company’s previous Quarterly Reports on Form 10-QSB, the Company identified certain deficiencies which caused management to conclude that the Company’s disclosure controls continue to be ineffective as of June 30, 2007. The Company has undertaken steps and implemented actions as disclosed in its previous Form 10-QSB’s in an effort to resolve these deficiencies. While the actions identified in the previously filed Form 10-QSB’s and the actions identified below have addressed many of these deficiencies, the Company continued to have deficiencies with respect to its disclosure controls and procedures at June 30, 2007, including the following:

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

Changes in Internal Control Over Financial Reporting

On August 10, 2007, Malone & Bailey, P.C. was dismissed as the independent auditor for Power3 Medical Products, Inc. (the "Registrant").

Malone & Bailey, P.C. has served as the independent auditor of the Registrant's annual financial statements since the audit of the calendar year ended December 31, 2005 for the Registrant’s financial statements. From the date on which Malone & Bailey, P.C. was engaged until the date they were dismissed, there were no disagreements with Malone & Bailey, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey, P.C., would have caused Malone & Bailey, P.C. to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no "reportable events" as that term is defined in Item 304(a) (1) (iv) of Regulation S-B.

The decision to dismiss Malone & Bailey, P.C. resulted primarily from the addition of our new Chief Accounting Officer who was a member of the engagement team of our most recent annual audit. Her employment could have been deemed to affect the independence of Malone & Bailey, P.C.

The Registrant has provided Malone & Bailey, P.C. with a copy of the foregoing disclosure, and has requested that Malone & Bailey, P.C. furnish Registrant with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosure.

On August 10, 2007, the Registrant executed an engagement letter with McElravy, Kinchen & Associates, P.C. ("MKA") to assume the role of its new certifying accountant. MKA has been asked to perform the quarterly review of Registrant for the quarter ended June 30, 2007.

During the periods ended December 31, 2005 through 2006 and the subsequent interim period ended March 31, 2007, and through the date of the firm's engagement the Registrant did not consult with MKA with regard to:

(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Registrant's financial statements; or

(ii) any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a) (1) (iv) of Regulation S-B.

The engagement of the new principal auditor was recommended and approved by the Board of Directors of Registrant.

Other than the changes described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Changes in Accounting Treatment

On June 26, 2007, Power3 Medical Product Inc.'s (the “Company”) management and Board of Directors concluded that the Company's financial statements contained within the Company's 10-KSB for the year ended December 31, 2005, should be restated, and that such previously filed financial statements should no longer be relied upon, as previously presented. The Company filed amended financial statements for the year ended December 31, 2005, within it's 10-KSB for the year ended December 31, 2006.

As of and for the year ended December 31, 2005, the restatements are related to:

1.
Impairment of goodwill. Previously goodwill was not impaired but due to management’s analysis of goodwill and determination that the net present value of future cash flows did not support the carrying value of goodwill in accordance with SFAS 142, there should have been impairment of goodwill in the amount of $13,371,776.

2.	Incorrect accounting for stock warrants sold with our notes payable. Previously, the amounts were expensed but should have been accounted for as a discount on the notes payable.

3.	Recording of a payroll advances made to officers. Previously these were capitalized but should have been expensed.

4.
Recording of rent expense and accrued rent expense. Previously, amounts were expensed based on the amount paid but should have been expensed and accrued on a straight line basis due to the escalating rent payments within the leases.

5.	Recording of leasehold deposit. Previously the deposit amount was capitalized but the deposit was never made to the landlord by the company and was incorrectly capitalized.

6.
Reporting and classification of note payable balances. Previously, amounts in default at the time were not correctly reported or classified and amounts due to related parties were not correctly reported or classified.

7.	Unrecorded liabilities. These should have been accrued and expensed.

8.	Changes in derivative liabilities and derivative gains/losses. Errors in the original model cause the previously reported amounts to be incorrect.

9.	Deferred compensation. Previously deferred compensation was understated.

The Board of Directors discussed the matters disclosed in this filing with the Company's independent registered public accountants.

Change in Control

On July 19, 2007, Mr. John P. Burton, Chief Financial Officer of Power3 Medical Products, Inc. (the “Company”) resigned and thereby terminated his employment at the Company as of July 18, 2007. Mr. Burton resigned to pursue personal interests and the Company will be restructuring the duties and responsibilities within the finance and accounting organization of the Company.

On July 23, 2007, Ms. Marion McCormick was named Chief Accounting Officer of Power3 Medical Products, Inc. and will assume her duties beginning August 13, 2007.

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

In June, 2005, Charles Caudle et al filed a lawsuit in Harris County, Texas, against Advanced BioChem, Power3 and the officers and directors of both companies. The suit alleges that Advanced BioChem, Power3 and the officers and directors of Power3, are liable to Charles Caudle et al for damages resulting from funds loaned to Advanced BioChem and which were subsequently converted into common stock of Advanced BioChem. It is unclear as to the specific dollar amount of the claim. The Company, and its officers and directors, has filed an answer denying all claims in the lawsuit. The Company believes that Charles Caudle’s claims are without merit with regard to Power3; however the Company cannot be assured it will prevail or if the outcome of the action will adversely affect the Company’s financial position or results of operations. A settlement has been reached between Advanced BioChem and Charles Caudle et. al. Power3 and Chares Caudle et. al. have reached an agreement and The Company will not incur any loss whatsoever from this action.

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

Item 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the 2nd Quarter ended June 30, 2007, Power3 Medical Products, Inc. (the "Company") entered into a Settlement Agreement and Release (the "Settlement Agreement and Release") with seven Convertible Debenture Holders. The Settlement Agreements are being entered into in connection with a $285,000 principal amount convertible debenture, common stock purchase warrant and investment rights agreement issued to the seven Convertible Debenture Holders in October 2004 and a second $50,000 principal amount convertible debenture, common stock purchase warrant and an investment rights agreement issued to a Convertible Debenture Holder in January, 2005. Pursuant to the Settlement Agreement, Power3 agreed to issue to the Convertible Debenture Holders a total of 2,206,673 shares of common stock in full satisfaction of the convertible debentures, investment rights, and all obligations arising thereto. Under the agreement, the Convertible Debenture Holders retain the warrants they were issued at the time of issue of the convertible debentures and the Company has agreed to reduce the exercise price on all warrants issued to the Convertible Debenture Holders to $0.19. The Convertible Debenture Holders accepted the exercise price reduction on the condition that all provisions relating to the cashless exercise of the warrants, in the original convertible debenture agreements are voided. A portion of the 2,599,688 loss on conversion of financial instruments is a result of this modification and settlement of the previous debt agreements.

In 2007, a lawsuit was filed by Crestview Capital Master, LLC (“Crestview” or “Plaintiff”), Index No. 601862/07, in the Supreme Court of the State of New York, County of New York, seeking specific performance and money damages against Power3 Medical Products, Inc. (“Power3”, or the “Company”) The lawsuit arose from a dispute concerning the number of shares to be issued to Crestview by Power3 in connection with (i) a $150,000 principal amount convertible debenture and common stock purchase warrant issued to Crestview on October 28, 2004 and (ii) a $150,000 principal amount convertible debenture and common stock purchase warrant issued to Crestview on January 26, 2005 (collectively, the “Transaction Documents”). On July 31, 2007, Power3 entered into a Settlement Agreement and Release (the “Settlement Agreement”), with the Plaintiff. The terms of the Settlement Agreement require Power3 to issue an aggregate of 3,793,301 shares (the “Shares”) of the Company’s common stock in full satisfaction of the Transaction Documents. Upon the filing by Power3 of a Stipulation of Discontinuance letter signed by Crestview, the lawsuit shall be dismissed, it its entirety and with prejudice, and as a result of the Settlement Agreement, each of the parties is released by the other from all known and unknown claims.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default under the provisions of its October, 2004 Securities Purchase Agreement, and accompanying registration rights agreement and debentures. The default stems from the Company’s inability to obtain effectiveness of the registration statement on Form SB-2, as amended (File No. 333-122227) filed pursuant to the registration rights agreement. The registration statement was withdrawn on June 20, 2007. During the quarter ended June 30, 2007, the Company has settled with a number of its Convertible Debenture Holders as previously mentioned above.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the quarter ended July 30, 2007.

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

10.3	Power3’s Registration Statement (incorporated by reference to the SB-2 (File No. 122227) as filed on January 21, 2005).

10.4	Promissory Note dated November 3, 2005 between Power3 and Trinity financing in the amount of $150,000 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed on November 8, 2005).

10.5	Promissory Note executed on December 12, 2005 between Power3 and Trinity Financing (incorporated by reference to Exhibit 10.1 to the Company’s Form 8K filed December 12, 2005).

10.6	Promissory Note, dated June 1, 2006, executed by Power3 and John Fife in the amount of $266,000 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10Qsb filed May 21, 2007).

10.7	Stock Pledge Agreement for Fife Promissory Note, dated June 1, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10Qsb filed May 21, 2007).

10.8	Amended and Restated Employment Agreement for Steven B. Rash (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2005).

10.9	Amended and Restated Employment Agreement for Ira L. Goldknopf, PhD (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 5, 2005)

10.10	Employment Agreement with John Burton dated September 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 21, 2005).

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

10.13	Collaborative Research Agreement dated March 21, 2005, by and between New Horizons Diagnostics and Power3 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2005).

EXHIBIT NO.	DESCRIPTION

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

10.19	Stock Pledge Agreement for Fife Promissory Note, dated March 28, 2006 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-QSB for the quarter ended March 31, 2006).

10.20	Promissory Note, dated January 16, 2007, executed by Power3 and Rich Kraniak in the amount of $50,000 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10Qsb filed May 21, 2007).

10.21
Promissory Note, dated September 14, 2006, executed by Power3 and Magic Arts & Entertainment, in the amount of $49,999.98(incorporated by reference to Exhibit 10.21 to the Company’s Form 10Qsb filed May 21, 2007).

10.22	Promissory Note, dated February 8, 2007, executed by Power3 and Paul Chosid, in the amount of $200,000.00(incorporated by reference to Exhibit 10.22 to the Company’s Form 10Qsb filed May 21, 2007).

10.23	Promissory Note, dated August 8, 2006, executed by Power3 and Rich Kraniak, in the amount of $100,000.00(incorporated by reference to Exhibit 10.6 to the Company’s Form 10Qsb filed May 21, 2007).

10.24	Promissory Note, dated February 8, 2007, executed by Power3 and Stephen Wood, in the amount of $120,000.00(incorporated by reference to Exhibit 10.6 to the Company’s Form 10Qsb filed May 21, 2007).

10.25
Promissory Note, dated October 27, 2006, executed by Power3 and Roger Kazanowski, in the amount of $150,000.00(incorporated by reference to Exhibit 10.25 to the Company’s Form 10Qsb filed May 21, 2007).

10.26	Promissory Note, dated February 27, 2007, executed by Power3 and Bruce Seyburn, in the amount of $100,000.00(incorporated by reference to Exhibit 10.26 to the Company’s Form 10Qsb filed May 21, 2007).

10.27	Promissory Note, dated October 27, 2006, executed by Power3 and Rich Kraniak, in the amount of $100,000.00(incorporated by reference to Exhibit 10.27 to the Company’s Form 10Qsb filed May 21, 2007).

10.28	Promissory Note, dated October 27, 2006, executed by Power3 and Steve Scott, in the amount of $25,000.00(incorporated by reference to Exhibit 10.6 to the Company’s Form 10Qsb filed May 21, 2007).

EXHIBIT NO.	DESCRIPTION

10.29	Promissory Note, dated October 31, 2006, executed by Power3 and Andrew Dahl, in the amount of $12,000.00(incorporated by reference to Exhibit 10.29 to the Company’s Form 10Qsb filed May 21, 2007).

10.30	Promissory Note, dated November 30, 2006, executed by Power3 and Jeffrey Hyde, in the amount of $10,000.00(incorporated by reference to Exhibit 10.30 to the Company’s Form 10Qsb filed May 21, 2007).

10.31
Promissory Note, dated October 31, 2006, executed by Power3 and Mike and Janet Lee, in the amount of $60,000.00(incorporated by reference to Exhibit 10.31 to the Company’s Form 10Qsb filed May 21, 2007).

10.32
Warrant Agreement with Mike and Janet Lee, dated October 30, 2006, for warrants to purchase 1,000,000 shares of common stock (incorporated by reference to Exhibit 10.32 to the Company’s Form 10Qsb filed May 21, 2007).

10.33
Warrant Agreement with Andrew Dahl, dated October 31, 2006, for warrants to purchase 200,000 shares of common stock (incorporated by reference to Exhibit 10.33 to the Company’s Form 10Qsb filed May 21, 2007).

10.34
Warrant Agreement with Rich Kraniak, dated August 27, 2006, for warrants to purchase 333,333 shares of common stock (incorporated by reference to Exhibit 10.34 to the Company’s Form 10Qsb filed May 21, 2007).

10.35
Warrant Agreement with Steve Scott, dated October 27, 2006, for warrants to purchase 416,666 shares of common stock (incorporated by reference to Exhibit 10.35 to the Company’s Form 10Qsb filed May 21, 2007).

10.36
Warrant Agreement with Roger Kazanowski, dated October 27, 2006, for warrants to purchase 2,500,000 shares of common stock (incorporated by reference to Exhibit 10.36 to the Company’s Form 10Qsb filed May 21, 2007).

10.37
Warrant Agreement with Rich Kraniak, dated October 27, 2006, for warrants to purchase 1,666,666 shares of common stock (incorporated by reference to Exhibit 10.37 to the Company’s Form 10Qsb filed May 21, 2007).

10.38
Warrant Agreement with Magic Arts & Entertainment, dated September 14, 2006, for warrants to purchase 833,333 shares of common stock (incorporated by reference to Exhibit 10.38 to the Company’s Form 10Qsb filed May 21, 2007).

10.39
Warrant Agreement with Rich Kraniak, dated January 16, 2007, for warrants to purchase 833,333 shares of common stock (incorporated by reference to Exhibit 10.39 to the Company’s Form 10Qsb filed May 21, 2007).

10.40
Warrant Agreement with Paul Chosid, dated February 8, 2007, for warrants to purchase 3,333,333 shares of common stock (incorporated by reference to Exhibit 10.40 to the Company’s Form 10Qsb filed May 21, 2007).

10.41
Warrant Agreement with Stephen Wood, dated February 8, 2007, for warrants to purchase 2,000,000 shares of common stock (incorporated by reference to Exhibit 10.41 to the Company’s Form 10Qsb filed May 21, 2007).

10.42
Warrant Agreement with Bruce Seyburn, dated February 27, 2007, for warrants to purchase 833,333 shares of common stock (incorporated by reference to Exhibit 10.42 to the Company’s Form 10Qsb filed May 21, 2007).

10.43	Consulting Agreement signed with Noble Investments, dated March 1, 2007 (incorporated by reference to Exhibit 10.43 to the Company’s Form 10Qsb filed May 21, 2007).

10.44	Agreement signed with Neogenomics (incorporated by reference to Exhibit 10.1 in the Form 8-K filed by the Company on April 3, 2007.

31.1*	Certification of Steven B. Rash, Chief Executive Officer

31.2*	Certification of Marion McCormick, Chief Accounting Officer

32.1*	Certification Pursuant to Section 906 of Steven B. Rash, Chief Executive Officer

32.2*	Certification Pursuant to Section 906 of Marion McCormick, Chief Accounting Officer
*Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Rash	Chairman and Chief Executive Officer	August 14, 2007
Steven B. Rash

/s/ Marion McCormick	Chief Accounting Officer	August 14, 2007
Marion McCormick