Form 10QSB/A
period 2007-06-30
POWER 3 MEDICAL PRODUCTS INC
filed 2007-08-15
CIK 1063530

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

I. FINANCIAL INFORMATION

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
BALANCE SHEET
June 30, 2007 and December 31, 2006
(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$647,387	$40,602
All Other Current Assets	900	-
Total Current Assets	648,287	40,602
OTHER ASSETS
Furniture, Fixtures and Equipment, net	4,082	16,374
Intellectual Property	179,786	179,786
Deferred Finance Costs, net	113,569	253,336
Deposits	41,073	5,900
TOTAL ASSETS	$986,797	$495,998

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
Accounts Payable	$983,725	$899,177
Notes Payable - in default, net of amortization	511,822	777,822
Notes Payable to Related Parties	1,754,440	1,428,346
Convertible Debentures-in default	1,053,455	360,417
Other Current Liabilities	1,653,880	1,517,808
Derivative Liabilities	5,577,455	1,281,348
TOTAL LIABILITIES	$11,534,777	$6,264,918

STOCKHOLDER'S DEFICIT
Preferred Stock - $0.01 par value 50,000,000 shares of preferred stock authorized 0 shares issued and outstanding		-
Common Stock-$0.001 par value:150,000,000 shares authorized; 94,181,525 and 71,370,955 shares issued and outstanding.	94,181	71,370
Additional Paid-In Capital	60,095,424	58,009,358
Deficit accumulated before entering development stage	(11,681,500)	(11,681,500)
Deficit accumulated during development stage	(59,056,085)	(52,168,148)
Total Stockholder’s Deficit	(10,547,980)	(5,768,920)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$986,797	$495,998

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

POWER3 MEDICAL PRODUCTS, INC.
( A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
Through June 30, 2007 and Years Ended December 31, 2006 and 2005 and 2004 from inception

	Common Stock			Stock	Additional	Deferred
	Shares	Par Value	Preferred Shares	Par Value	Paid In Capital	Compensation Expense	Retained Earnings	Equity
Beginning Balances as of beginning of development stage May 17 , 2004	14,407,630	$14,407	3,870,000	$3,870	$14,225,974	$-	$(11,681,500)	$2,382,751

Issued shares on May 18, 2004 for compensation	27,805,000	27,805			24,996,695	(25,024,500)
Issued shares on May 18, 2004 for services	4,550,000	4,550			4,090,450			4,095,000
Issued shares on May 18, 2004 for acquisition of equipment	15,000,000	15,000			13,485,000			13,500,000
Issued shares on June 1, 2004 for services	125,000	125			249,875	(250,000)
Issued shares on June 11, 2004 for services	100,000	100			211,900			212,000
Stock Option Expense					626,100	(626,100)
Issued shares on July 1, 2004 for compensation	140,000	140			426,860	(427,000)
Issues shares on July 23, 2004 for services	125,000	125			284,875	(285,000)
Issued shares on November 10, 2004 for cash	242,167	242			314,575			314,817
Issued shares on November 10, 2004 for services	10,000	10			12,990			13,000
Cancelled shares November 15, 2004 per cancellation of agreement	(160,000)	-160			(71,840)			(72,000)
Issued shares on November 17, 2004 to convert Series A Preferred Shares to common shares	1,031,316	1,031	(1,331,280)	(1,330)	1,391,246		(1,392,277)	(1,330)
Issued shares on November 23, 2004 to convert Series A Preferred shares to common shares	1,969,008	1,970	(2,538,720)	(2,540)	1,986,728		(1,988,698)	(2,540)
Stock based compensation						8,311,012		8,311,012
Net reclassification of derivative liabilities					(3,347,077)			(3,347,077)
Net Loss (from May 18, 2004 to December 31, 2004)							(15,236,339)	(15,056,339)

Balances, December 31, 2004	65,345,121	65,345	-	-	58,884,351	(18,301,588)	(30,298,814)	10,349,294

Cancelled Shares from 7/01/04 (returned from employee)	(140,000)	(140)			(426,860)			(427,000)
Issued Shares on 9/14/05 for compensation	140,000	140			41,860			42,000
Issued Shares on 10/31/05 for services	300,000	300			65,700			66,000
Issued Shares on 11/11/05 for services	250,000	250			44,750			45,000
Issued Shares on 12/06/05 for services	300,000	300			44,700			45,000
Cancelled Shares on 12/31/05 (returned from employee)	(975,000)	(975)			(876,500)			(877,475)
Cancelled Shares on 12/31/05 (returned from employee)	(5,000)	(5)			(4,495)			(4,500)
Amortize Deferred Comp Expense						13,222,517		13,222,517
Net Loss For Year							(27,134,865)	(27,134,865)

BALANCES, DECEMBER 31, 2005 (restated)	65,215,121	65,215	-	-	57,773,506	(5,079,071)	(57,433,679)	(4,674,029)

Issued Shares on 1/06/06 for services	50,000	50			5700			5,750
Issued Shares on 1/06/06 for cash	500000	500			57000			57,500
Issued Shares on 1/13/06 for services	220,000	220			28,380			28,600
Issued Shares on 1/27/06 for compensation	451,677	452			49,233			49,685
Issued Shares on 2/03/06 for compensation	413,234	413			40,910			41,323
Issued Shares on 2/03/06 for cash	1,114,286	1,114			81,386			82,500
Issued Shares on 2/03/06 for services	297,843	297			29,488			29,785
Issued Shares on 2/14/06 for compensation	201,539	202			38,091			38,293
Issued Shares on 2/22/06 for services	150,000	150			34,350			34,500
Issued Shares on 3/08/06 for cash	400,000	400			39,600			40,000
Issued Shares on 3/09/06 for cash	400,000	400			39,600			40,000
Issued Shares on 3/23/06 for services	300,000	300			80,700			81,000
Issued Shares on 3/24/06 for compensation	186,648	187			48,529			48,716
Issued Shares on 5/09/06 for services	60,000	60			9,240			9,300
Issued Shares on 5/25/06 for services	172,147	172			22,207			22,379
Issued Shares on 6/08/06 for cash	38,460	38			4,962			5,000
Issued Shares on 6/16/06 for services	300,000	300			32,700			33,000
Issued Shares on 9/15/06 for services	400,000	400			39,600			40,000
Issue Shares on 10/31/06 for services	500,000	500			29,500		[0]	30,000
Adoption of 123R					(475,324)	475,324
Amortize Deferred Comp Expense						4,603,747		4,603,747
Net Loss For Year							(6,415,969)	(6,415,969)

BALANCES, DECEMBER 31, 2006	71,370,955	$71,370	-	-	$58,009,358	-	($63,849,648)	($5,768,920)

Issue Shares on 1/2/07 for services	100,000	100			7,300			7,400
Issue Shares on 1/23/07 for conversion	1,000,000	1,000			59,000			60,000
Issue Shares on 1/30/07 for services	500,000	500			42,000			42,500
Issue Shares on 3/14/07 for conversion	3,000,000	3,000			247,000			250,000
Issue Shares on 4/13/07 for services	160,000	160			35,040			35,200
Issue Shares on 4/13/07 for services	300,000	300			65,700			66,000
Issue Shares on 4/30/07 for conversion	713,708	714			99,286			100,000
Issue Shares on 5/11/07 for conversion	157,895	158			29,842			30,000
Issued Shares on 5/16/07 for warrants exercised	833,333	834			66,666			67,500
Issue Shares on 5/16/07 for conversion	833,333	833			49,167			50,000
Issue Shares on 5/16/07 for conversion	713,708	714			49,286			50,000
Issue Shares on 5/16/07 for conversion	4,127,000	4,127			235,873			240,000
Issue Shares on 5/16/07 for conversion	359,595	360			49,640			50,000
Issue Shares on 5/16/07 for conversion	178,427	178			24,822			25,000
Issue Shares on 5/17/07 for conversion	11,970	12			1,665			1,677
Issue Shares on 5/17/07 for conversion	71,370	71			9,929			10,000
Issue Shares on 6/1/07 for conversion	200,000	200			11,800			12,000
Issue Shares on 6/7/07 for conversion	5,900,231	5,900			334,100			340,000
Issue Shares on 6/13/07 for services	400,000	400			79,600			80,000
Issued Shares on 6/13/07 for cash	1,750,000	1,750			268,250			270,000
Issued Shares on 6/13/07 for cash	1,500,000	1,500			320,000			321,500
Stock received from Subsidiary					100			100
Net Loss							(6,887,937)	(6,887,937)

BALANCES AS OF JUNE 30, 2007	94,181,525	94,181			60,095,424		(70,737,585)	(10,547,980)

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