Form 10QSB
period 2007-09-30
POWER 3 MEDICAL PRODUCTS INC
filed 2007-11-14
CIK 1063530

U.S. Securities and Exchange Commission

Washington, D.C. 20549

———————

Form 10-QSB

———————

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

———————

Power3 Medical Products, Inc.

(Exact name of small business issuer as specified in its charter)

New York	000-24921	65-0565144
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification No.)

3400 Research Forest Drive, Suite B2-3

Woodlands, Texas 77381

(Address of principal executive offices)

(281) 466-1600

(Issuer’s telephone number)

———————

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

As of November 14, 2007 there were 103,565,765 shares of voting common stock of the registrant issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)?  Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

1

Balance Sheets (Unaudited)

1

Statements Of Operations (Unaudited)

2

Statement Of Stockholders' Deficit (Unaudited)

3

Statements Of Cash Flows (Unaudited)

6

Notes To Financial Statements (Unaudited)

8

Item 2. Management’s Discussion And Analysis

14

Item 3. Controls And Procedures

21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

23

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

23

Item 3. Defaults Upon Senior Securities

23

Item 4. Submission Of Matters To A Vote Of Security Holders

23

Item 5. Other Information

23

Item 6. Exhibits

24

Signatures

25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

September 30, 2007 and December 31, 2006

(unaudited)

ASSETS	September 30, 2007	December 31, 2006
CURRENT ASSETS
Cash and Cash Equivalents	$184,878	$40,602
All Other Current Assets	900	—
TOTAL CURRENT ASSETS	185,778	40,602

NON-CURRENT ASSETS
Furniture, Fixtures and Equipment, net of depreciation of $98,528 at September 30, 2007 and $96,796 at December 31, 2006 respectively	5,146	16,374
Intellectual Property	179,788	179,788
Deferred Finance Costs, net of amortization of $137,638 at September 30, 2007 and $50,813 at December 31, 2006 respectively	166,511	253,334
Deposits	19,508	5,900
TOTAL ASSETS	$556,731	$495,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$970,948	$899,177
Notes Payable – in default, net of amortization of $0 and $89,178 at September 30, 2007 and December 31, 2006 respectively	601,000	777,822
Notes Payable to Related Parties	1,784,816	1,428,346
Convertible Debentures-in default	423,386	360,417
Other Current Liabilities	1,017,744	1,517,808
Derivative Liabilities	3,720,990	1,281,348
TOTAL LIABILITIES	$8,518,884	$6,264,918

STOCKHOLDER'S DEFICIT
Preferred Stock - $0.01 par value 50,000,000 shares of preferred stock authorized none issued or outstanding	—	—
Common Stock-$0.001 par value: 150,000,000 shares authorized; 102,742,095 and 71,370,955 shares issued and outstanding as of September 30, 2007 and December 31, 2006 respectively.	102,741	71,370
Additional Paid-In Capital	60,831,214	58,009,358
Deficit Accumulated Before Entering Development Stage	(11,681,500)	(11,681,500)
Deficit Accumulated During Development Stage	(57,214,608)	(52,168,148)
Total Stockholders’ Deficit	(7,962,153)	(5,768,920)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$556,731	$495,998

The accompanying notes are an integral part of these financial statements

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,		Period from May 18, 2004 to September 30, 2007
	2007	2006	2007	2006
REVENUES:
Sales	$—	$125,000	$121,724	$225,000	$425,724

OPERATING EXPENSES:
Employee compensation and benefits	341,146	318,960	927,709	5,794,668	29,260,204
Professional and consulting fees	169,112	10,145	550,896	367,017	9,168,472
Impairment of goodwill	—	—	—	—	13,371,776
Occupancy and equipment	53,654	32,691	128,036	92,902	518,360
Travel and entertainment	26,797	18,116	87,542	55,014	316,039
Write off lease	—	—	—	—	34,243
Other selling, general and administrative expenses	10,158	15,634	99,881	82,268	387,804
TOTAL OPERATING EXPENSES	600,867	$395,546	1,794,064	6,391,869	53,056,898

Operating Loss	(600,867)	(270,546)	(1,672,340)	(6,166,869)	(52,631,174)

OTHER INCOME AND (EXPENSE):
Derivative gain/(loss)	$2,169,466	$16,903	$(1,639,641)	$(127,940)	$2,681,178
Interest income	1,533	127	4,645	127	6,911
Mandatory prepayment penalty	230,900	—	230,900	—	(189,100)
Other income (expense)	531,062	(1,800)	—	(1,800)	(196,176)
Loss on conversion of financial instruments	(442,373)	—	(840,244)	—	(840,244)
Interest expense	(48,244)	(192,679)	(1,129,780)	(1,017,638)	(2,665,030)
Total other income(expense)	2,442,344	(177,449)	(3,374,120)	(1,147,251)	(1,202,461)

NET INCOME (LOSS)	$1,841,477	$(477,995)	$(5,046,460)	$(7,314,120)	$(53,833,635)

NET INCOME (LOSS) PER SHARE BASIC AND DILUTED	$0.02	$(0.00)	$(0.06)	$(0.10)

Weighted average number of shares outstanding	97,933,533	71,995,230	84,773,848	69,976,611

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' DEFICIT

FROM INCEPTION TO SEPTEMBER 30, 2007

	Common Stock		Preferred Stock		Additional Paid In Capital	Deferred Compensation Expense	Retained Earnings	Equity
	Shares	Par Value	Shares	Par Value
Balances as of beginning of development stage May 17, 2004	14,407,630	$14,407	3,870,000	$3,870	$14,225,974	$—	$(11,681,500)	$2,382,751
Issued shares on May 18, 2004 for compensation	27,805,000	27,805			24,996,695	(25,024,500)
Issued shares on May 18, 2004 for services	4,550,000	4,550			4,090,450			4,095,000
Issued shares on May 18, 2004 for acquisition of equipment	15,000,000	15,000			13,485,000			13,500,000
Issued shares on June 1, 2004 for services	125,000	125			249,875	(250,000)
Issued shares on June 11, 2004 for services	100,000	100			211,900			212,000
Stock Option Expense					626,100	(626,100)
Issued shares on July 1, 2004 for compensation	140,000	140			426,860	(427,000)
Issues shares on July 23, 2004 for services	125,000	125			284,875	(285,000)
Issued shares on November 10, 2004 for cash	242,167	242			314,575			314,817
Issued shares on November 10, 2004 for services	10,000	10			12,990			13,000
Cancelled shares November 15, 2004 per cancellation of agreement	(160,000)	(160)			(71,840)			(72,000)
Issued shares on November 17, 2004 to convert Series A Preferred Shares to common shares	1,031,316	1,031	(1,331,280)	(1,330)	1,391,246		(1,392,277)	(1,330)
Issued shares on November 23, 2004 to convert Series A Preferred shares to common shares	1,969,008	1,970	(2,538,720)	(2,540)	1,986,728		(1,988,698)	(2,540)
Stock based compensation						8,311,012		8,311,012
Net reclassification of derivative liabilities					(3,347,077)			(3,347,077)
Net Loss (from May 18, 2004 to December 31, 2004)							(15,236,339)	(15,056,339)
Balances, December 31, 2004	65,345,121	$65,345	—	$—	$58,884,351	$(18,301,588)	$(30,298,814)	$10,349,294
Cancelled Shares from July 1, 2004 (returned from employee)	(140,000)	(140)			(426,860)			(427,000)
Issued Shares on September 14, 2005 for compensation	140,000	140			41,860			42,000
Issued Shares on October 31, 2005 for services	300,000	300			65,700			66,000
Issued Shares on November 11, 2005 for services	250,000	250			44,750			45,000
Issued Shares on December 6, 2005 for services	300,000	300			44,700			45,000
Cancelled Shares on December 31, 2005 (returned from employee)	(975,000)	(975)			(876,500)			(877,475)
Cancelled Shares on December 31, 2005 (returned from employee)	(5,000)	(5)			(4,495)			(4,500)
Amortize Deferred Comp Expense						13,222,517		13,222,517
Net Loss For Year							(27,134,865)	(27,134,865)
Balances, December 31, 2005 (restated)	65,215,121	$65,215	—	$—	$57,773,506	$(5,079,071)	$(57,433,679)	$(4,674,029)

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)

FROM INCEPTION TO SEPTEMBER 30, 2007

	Common Stock		Preferred Stock		Additional Paid In Capital	Deferred Compensation Expense	Retained Earnings	Equity
	Shares	Par Value	Shares	Par Value
Balances, December 31, 2005 (restated)	65,215,121	$65,215	—	$—	$57,773,506	$(5,079,071)	$(57,433,679)	$(4,674,029)
Issued Shares on January 6, 2006 for services	50,000	50			5700			5,750
Issued Shares on January 6, 2006 for cash	500000	500			57000			57,500
Issued Shares on January 13, 2006 for services	220,000	220			28,380			28,600
Issued Shares on January 27, 2006 for compensation	451,677	452			49,233			49,685
Issued Shares on February 3, 2006 for compensation	413,234	413			40,910			41,323
Issued Shares on February 3, 2006 for cash	1,114,286	1,114			81,386			82,500
Issued Shares on February 3, 2006 for services	297,843	297			29,488			29,785
Issued Shares on February 14, 2006 for compensation	201,539	202			38,091			38,293
Issued Shares on February 22, 2006 for services	150,000	150			34,350			34,500
Issued Shares on March 8, 2006 for cash	400,000	400			39,600			40,000
Issued Shares on March 9, 2006 for cash	400,000	400			39,600			40,000
Issued Shares on March 23, 2006 for services	300,000	300			80,700			81,000
Issued Shares on March 24, 2006 for compensation	186,648	187			48,529			48,716
Issued Shares on May 9, 2006 for services	60,000	60			9,240			9,300
Issued Shares on May 25, 2006 for services	172,147	172			22,207			22,379
Issued Shares on June 8, 2006 for cash	38,460	38			4,962			5,000
Issued Shares on June 16, 2006 for services	300,000	300			32,700			33,000
Issued Shares on September 15, 2006 for services	400,000	400			39,600			40,000
Issue Shares on October 31, 2006 for services	500,000	500			29,500			30,000
Adoption of 123R					(475,324)	475,324
Amortize Deferred Comp Expense						4,603,747		4,603,747
Net Loss For Year							(6,415,969)	(6,415,969)
Balances, December 31, 2006	71,370,955	$71,370	—	$—	$58,009,358	$—	$(63,849,648)	$(5,768,920)

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)

FROM INCEPTION TO SEPTEMBER 30, 2007

	Common Stock		Preferred Stock		Additional Paid In Capital	Deferred Compensation Expense	Retained Earnings	Equity
	Shares	Par Value	Shares	Par Value
Balances, December 31, 2006	71,370,955	$71,370	—	$—	$58,009,358	$—	$(63,849,648)	$(5,768,920)
Issue Shares on January 2, 2007 for services	100,000	100			7,300			7,400
Issue Shares on January 23, 2007 for conversion	1,000,000	1,000			59,000			60,000
Issue Shares on January 30, 2007 for services	500,000	500			42,000			42,500
Issue Shares on March 14, 2007 for conversion	3,000,000	3,000			247,000			250,000
Issue Shares on April 13, 2007 for services	160,000	160			35,040			35,200
Issue Shares on April 13, 2007 for services	300,000	300			65,700			66,000
Issue Shares on April 30, 2007 for conversion	713,708	714			99,286			100,000
Issue Shares on May 11, 2007 for conversion	157,895	158			29,842			30,000
Issued Shares on May 16, 2007 for warrants exercised	833,333	834			66,666			67,500
Issue Shares on May 16, 2007 for conversion	833,333	833			49,167			50,000
Issue Shares on May 16, 2007 for conversion	713,708	714			49,286			50,000
Issue Shares on May 16, 2007 for conversion	4,127,000	4,127			235,873			240,000
Issue Shares on May 16, 2007 for conversion	359,595	360			49,640			50,000
Issue Shares on May 16, 2007 for conversion	178,427	178			24,822			25,000
Issue Shares on May 17, 2007 for conversion	11,970	12			1,665			1,677
Issue Shares on May 17, 2007 for conversion	71,370	71			9,929			10,000
Issue Shares on June 1, 2007 for conversion	200,000	200			11,800			12,000
Issue Shares on June 7, 2007 for conversion	5,900,231	5,900			334,100			340,000
Issue Shares on June 13, 2007 for services	400,000	400			79,600			80,000
Issued Shares on June 13, 2007 for cash	1,750,000	1,750			268,250			270,000
Issued Shares on June 13, 2007 for cash	1,500,000	1,500			320,000			321,500
Stock received from Subsidiary					100			100
Adjust December 31, 2005 canceled shares (returned from employee) Shares were not returned	5,000	5			4,495			4,500
Issue Shares on August 3, 2007 for conversion	3,529,412	3,529			391,374			394,903
Issue Shares on August 3, 2007 for conversion	263,889	264			29,262			29,526
Issue Shares on August 23, 2007 for conversion	174,035	174			10,268			10,442
Issue Shares on August 23, 2007 for conversion	588,235	588			46,738			47,326
Issue Shares on September 7, 2007 for conversion	3,999.999	4,000			253,653			257,653
Net Loss Period Ended September 30, 2007							(5,046,460)	(5,046,460)
Balances as of September 30, 2007	102,742,095	$102,741	—	$—	$60,831,214	$—	$(68,896,108)	$(7,962,153)

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine Months Ended September 30, 2007	For the nine Months Ended September 30, 2006	Period from May 18, 2004 to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,046,460)	$(7,314,120)	$(53,833,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on conversion of financial instruments	840,244	—	840,244
Prepayment penalty	(230,900)	—	(230,900)
Impairment of goodwill	—	—	13,371,776
Loss on previously capitalized lease	—	—	34,243
Amortization of debt discounts and deferred finance cost	817,211	325,379	1,231,665
Change in fair value of derivatives	2,439,642	127,940	(727,277)
Decrease in deposits	—	20,000	—
Decrease in deferred finance cost	—	22,648	—
Stock issued for services and compensation	235,600	4,810,872	32,602,945
Depreciation expense	13,212	20,463	98,528
Other non cash items	—	—	(34,933)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,508)	—	194,274
Accounts payable and accrued expenses	(718,310)	246,331	1,487,716
CASH USED IN OPERATING ACTIVITIES	(1,664,269)	(1,740,487)	(4,965,354)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	—	(1,400)	(135,933)
Cash paid for purchase of fixed assets	(1,984)	—	(1,984)
Increase in other assets.	—	(13,188)	(179,786)
CASH USED IN INVESTING ACTIVITIES	(1,984)	(14,588)	(317,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	905,376	1,388,792	3,058,806
Cash received for the exercise of warrants	325,153	—	325,153
Proceeds from sale of stock	591,500	423,929	1,266,317
Principal payments on notes payable – related parties	(11,500)	—	(11,500)
Principal payments on long term debt	—	—	(32,478)
Proceeds from CD, warrants and rights net of issuance cost	—	—	859,041
CASH PROVIDED BY FINANCING ACTIVITIES	1,810,529	1,812,721	5,465,339

NET INCREASE IN CASH	144,276	57,646	182,282

CASH AT BEGINNING OF YEAR	40,602	1,399	2,596

CASH AT YEAR END	$184,878	$59,045	$184,878

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

	For the nine Months Ended September 30, 2007	For the nine Months Ended September 30, 2006	Period from May 18, 2004 to September 30, 2007
Supplemental disclosures of cash flow information
Cash paid for:
Interest	—	—	59,840
Income taxes	—	—	—

Non-cash transactions:
Common stock issued for:
Conversion of notes payable to amounts due to stockholders	$—	$1,181,403	$6,697
For consulting, contracts and services	—	284,314	—
For compensation, contracts and to employees	—	176,965	—
Warrants in connection with services	—	65,000	—
Warrants in connection with notes payable	—	355,000	—
Exchange of convertible notes for stock	1,119,110	—	2,295,998
Exchange of convertible preferred stock for common stock	—	—	3,380,975
Restatement of notes payable to notes payable related parties	—	—	1,393,346

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying financial statements of Power3 Medical Products, Inc. (“Power3”or the “Company”) at September 30, 2007 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Power3’s Form 10-KSB for the year ended December 31, 2006. In management’s opinion, these interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and for the quarter ended September 30, 2007 are not necessarily indicative of the results which can be expected for the entire year.

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Power3 had losses in September 2007 and 2006. Basic and diluted loss per share is the same as the effect of our potential common stock equivalents would be anti dilutive.

NOTE 2. GOING CONCERN

As shown in the accompanying financial statements, Power3 incurred net losses chargeable to common shareholders of $5,046,460 for the nine months ended September 30, 2007 and has an accumulated deficit of $7,962,153 as of September 30, 2007. These conditions create an uncertainty as to Power3's ability to continue as a going concern.

Management is trying to raise additional capital through various funding arrangements. The financial statements did not include any adjustment that might be necessary if Power3 is unable to continue as a going concern.

NOTE 3. FINANCING ARRANGEMENTS

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

On October 28, 2004, the Company issued the Purchasers the first $1,000,000 in aggregate principal amount of such debentures at the initial closing under the Agreement. Effective January 26, 2005, the Company issued and sold, to a sub-group of the original investors, a second tranche of $400,000 aggregate principal amount of debentures. Subject to the conditions set forth in the Agreement, all purchasers are required to purchase the remaining $1,600,000 in aggregate principal amount of such debentures at the final closing, which is to occur on or before the fifth trading day after the effective date of the registration statement. The Company is currently in default under the Agreement and the previously issued debentures and related registration rights agreement, and therefore the conditions of the Agreement will not be satisfied or otherwise met on a timely basis. Consequently, there are no assurances that the Purchasers will purchase all or any portion of the remaining $1,600,000 aggregate principal amount of debentures. The $1,400,000 aggregate principal amount of debentures that were issued October 28, 2004 and January 26, 2005 are due and payable in accordance with their original terms in full three years after the date of issuance and bear interest at a default rate of 18%. The debentures are convertible into shares of common stock at the following conversion price, which varies relative to the Company’s trading stock price, as follows: $0.90 per share, provided however if the lesser of (i) 75% of the average of the 5 consecutive Closing Prices immediately prior to the Effective Date, as defined in the Securities Purchase Agreement, and (ii) the Closing Price on the Effective Date (the lesser of (i) and (ii) being referred to as the “Effective Date Price”) is less than the Conversion Price, the Conversion Price shall be reduced to equal the Effective Date Price.

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

As of September 30, 2007, the Company has settled $916,667 out of the $1,400,000 Convertible Debentures mentioned above resulting in a balance of $332,378. As a result of negotiations with the purchasers the default penalty has been reduced to $145,000 as of September 30, 2007.

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

Power 3 has converted several notes and plans to continue doing so. In some instances Power 3 has offered terms of conversion greater than the original agreement including lowering the strike price of warrants attached to these instruments. As a result of this additional consideration, upon conversion the Company has recorded $840,244 of loss on the conversion of notes during the nine month period ended September 30, 2007.

As a result of the above notes, Power3 has determined that the conversion feature of the secured convertible debentures and the warrants issued with the secured convertible debentures are embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00−19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. The Company estimates fair value of warrants using the

Black-Scholes option pricing model and the conversion feature of their notes using the binomial lattice model. The estimates inherent within these models directly affect the reported amounts of the derivative instrument liabilities.

Convertible Debentures, Warrants and Additional Investment Rights:

The carrying values of the Company’s convertible debentures amounted to $423,386 and $360,417, at September 30, 2007 and December 31, 2006, respectively.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2007 and December 31, 2006:

Derivative Liabilities:	September 30, 2007	December 31, 2006
Common stock warrants	$2,564,561	$875,783
Embedded conversion feature	373,088	186,480
Additional investment rights	434,605	183,056
Other derivative instruments	348,736	36,029
	$3,720,990	$1,281,348

The fair values of certain other derivative financial instruments (warrants) that existed at the time of the initial Debenture Financing were re-classed from stockholders’ equity to liabilities when, in connection with the Debenture Financing, the Company no longer controlled its ability to share-settle these instruments.

Other Notes, Preferred Stock and Warrants:

During November and December 2005, the Company issued $300,000 (2 tranches of $150,000) face value, 11% notes and detachable warrants to purchase 2,000,000 shares of common stock to Trinity Financing Investments Corporation. The warrants have eight-year terms and strike prices of $0.25 for 1,000,000 shares and $0.14 for 1,000,000 shares.

The proceeds from the Trinity financing were allocated first to the warrants, based upon their fair values, with the balance of $103,100 allocated to the notes. The allocation of proceeds to the fair value to the warrants was performed because, as discussed in the previous section, share settlement is not within management’s control. Such amount was initially classified as a derivative liability. The resulting note discount is being amortized through periodic charges to interest expense using the effective method over the life of the notes. Amortization of note discount amounted to $68,499 and $60,522 during the year ended December 31, 2006 and nine month period ended September 30, 2007, respectively. The Company did not make its required debt service payments in March and April 2006. The first Trinity note was paid off during 2006 completely; however the second Trinity note is in default and is still outstanding and payable.

The Company is required to accrue interest on the Trinity Financing note at a rate of 24%. The unamortized discount was $0 at September 30, 2007. On October 3, 2007 a settlement agreement was reached with Trinity. The agreement states that Trinity is to retain 1,300,000 shares from which the legend will be removed. The shares are to be sold in payment of the outstanding debt. If the sale of the 1,300,000 shares yields less than $150,000, Power3 is to pay the difference in cash. The value of the shares are in excess of the amount owed, therefore Power3 has not accrued any additional liability.

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

As of September 30, 2007, the total notes Payable due Mr. Rash for all such transactions were $924,456 and the total Notes Payable due Dr. Goldknopf for such transactions were $825,360. These notes, along with the note payable to Mike Rosinski in the amount of $35,000, brings the total Notes Payable to related parties, as of September 30, 2007, to $1,784,816 as follows:

	As of September 30, 2007	As of December 31, 2006
Notes payable in default:
Cordillera I	$251,000	$251,000
Cordillera II	$200,000	$200,000
Trinity	$155,500	$155,500
Discount on Trinity Note	$(25,663)	$(94,678)
Fife		$266,000
Totals	$580,837	$777,822
Notes payable - related parties:
Rash	$91,176	$91,176
Goldknopf	$261,231	$261,231
Rosinski	$35,000	$35,000
Rash	$499,866	$517,166
Goldknopf	$523,773	$523,773
Rash	$333,414
Goldknopf	$40,356
Totals	$1,784,816	$1,428,346

NOTE 4. OTHER SIGNIFICANT EQUITY TRANSACTIONS

Sales of common stock during the nine month period ended September 30, 2007:

On June 13, 2007, 1,750,000 shares of common stock were sold to private investors to raise $300,000. There were no warrants associated with this transaction.

On June 13, 2007, 1,500,000 shares of common stock were sold to private investors to raise $350,000. There were no warrants associated with this transaction.

On June 13, 2007, $58,500 was paid to placement agents in connection with the two sales above. These costs were deducted from the proceeds of this transaction and resulted in a reduction of additional paid in capital.

Shares issued for services during the nine month period ended September 30, 2007:

5,000 shares of common stock issued to an employee for services were added to the books to reflect shares issued but not recorded.

On January 2, 2007 100,000 shares were issued for services. The Company estimated the fair value of this transaction to be $7,400 based upon the closing stock price of the Company’s stock at the measurement date.

On January 30, 2007 500,000 shares were issued for services. The Company estimated the fair value of this transaction to be $42,500 based upon the closing stock price of the Company’s stock at the measurement date.

On April 13, 2007 460,000 shares were issued for services. The Company estimated the fair value of this transaction to be $101,200 based upon the closing stock price of the Company’s stock at the measurement date.

On June 13, 2007 400,000 shares were issued for services. The Company estimated the fair value of this transaction to be $80,000 based upon the closing stock price of the Company’s stock at the measurement date.

Shares issued for conversion of debt during the nine month period ended September 30, 2007:

21,822,808 shares of common stock were issued for the conversion of convertible notes as discussed in Note 3 above resulting in a loss on extinguishment of debt of $840,244.

Shares issued for exercise of warrants during the nine month period ended September 30, 2007:

4,833,332 shares of common stock were issued for the exercise of warrants resulting in cash receipts of $325,153.

NOTE 5. COMMITMENTS AND CONTINGENCES

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

On September 12, 2005, Focus Partners LLC filed suit against David Zazoff and Power3 alleging that Power3 breached its agreement with Focus Partners in that it failed to issue stock to the Plaintiff according to the terms of their agreement, that the stock in question was issued to Zazoff and that Zazoff later sold the stock in question for $480,000.  On October 3, 2007, this case was dismissed and Power3 settled for zero dollars.

Subsequently, on October 24, 2007, the Company settled an outstanding accounts payable with a vendor. A settlement agreement and release of all claims was agreed upon. The Company’s accounts payable will be reduced by $67,638.90. The settlement agreement and release of all claims can be found as an exhibit to this filing.

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

NOTE 6. SUBSEQUENT EVENTS

On October 3, 2007 a settlement agreement was reached with Trinity. The agreement states that Trinity is to retain 1,300,000 of their 3,000,000 shares from which the legend will be removed. The shares are to be sold in payment of the outstanding debt. If the sale of the 1,300,000 shares yields less than $150,000, Power3 is to pay the difference in cash. The value of the shares are in excess of the amount owed at September 30, 2007, therefore Power3 has not accrued any additional liability.

The issue of 350,000 of restricted common shares for consulting services in the amount of approximately $52,500 based upon the closing price of the Company’s stock at the grant date was authorized October 29, 2007.

The issue of 437,500 of restricted common shares for the exercise of warrants in the amount of $35,000 was authorized October 31, 2007.

The issue of 442,416 of restricted common shares for a note payable in the amount of $25,000 plus $1,545 in interest was authorized November 9, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies, and predictions of Power3 Medical Products, Inc. (“Power3” or the “Company”) or its management with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are usually identified by the use of words such as “believes,” “will,” “anticipates,” “estimates,” “expects,” “projects,” “plans,” “intends,” “should,” “could,” or similar expressions. These statements are based on certain assumptions and analyses made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors believed appropriate. Readers are cautioned that these forward-looking statements are only predictions and that the Company’s business is subject to significant risks and uncertainties, including, without limitation:

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

Overview

Power3 incorporated in the State of Florida on May 15, 1992 and merged into a New York Corporation in 1994, under the name of Sheffield Acres, Inc. Power3 and its wholly owned subsidiaries, C5 Health, Inc. (“C5”), which was officially dissolved in the State of Delaware and in the State of Florida effective December 31, 2003 and Power3 Medical, Inc., a Nevada Corporation, were engaged in sales, distribution and services for the healthcare industry. On September 12, 2003 Surgical Safety Products, Inc. amended its Certificate of Incorporation to

(a) declare a 1:50 reverse split of its common stock; (b) increase its authorized capital to 150,000,000 shares of common stock and 50,000,000 shares of preferred stock; and (c) change its name to Power3 Medical Products, Inc.

The Company transitioned to the development stage, from previously being an operating company, as of the Company’s asset purchase transaction with Advanced BioChem on May 18, 2004. As a development stage company, Power3 is primarily engaged in commercializing its intellectual properties in the area of diagnosis and treatment of breast cancer, ALS, Alzheimer’s disease and Parkinson’s disease.

On June 20, 2007, Power3, pursuant to Rule 477 under the Securities Act of 1933, as amended, was given consent to the withdrawal by the Company of its Registration Statement on Form SB-2 filed initially with the commission on January 21, 2005 and subsequently amended on October 6, 2005 (File No. 333-122227) (the “Registration Statement”). No securities were offered or sold pursuant to the Registration Statement. The Company requested the withdrawal because it elected not to pursue the registration of the securities.

On September 6, 2007, Power3 announced that its common stock began trading on the Over-the-Counter (OTC) Bulletin Board under the symbol PWRM.OB. Previously, Power3's common stock traded through the Pink Sheets.  Moving to the OTC Bulletin Board will benefit Power3 and Power3’s shareholders by increasing the visibility and liquidity of Power3’s common stock.

Series B Preferred Stock

Pursuant to two employment agreements with two officers, the Company has agreed to issue to such officers an aggregate of 3,000,000 shares of Series B Preferred Stock. On September 6, 2007, the Company filed the Certificate of Amendment necessary to designate the Series B Preferred Stock and the powers, designations and relative rights of the Series B Preferred Stock and has not issued the shares of the Series B Preferred Stock. The Company intends to issue such shares of the Series B Preferred Stock to the two officers in the near future.

Scientific Developments

On March 31, 2007, Power3 received a certification to begin offering CLIA-compliant high complexity medical testing services. CLIA (Clinical Laboratory Improvement Amendments) was passed by the U.S. Congress in 1988 to establish quality standards for all laboratory testing, and to ensure accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Power3 earned its two-year license to offer high complexity tests after meeting standards for knowledge, training and experience, reagents and materials preparation, characteristics of operational steps, calibration, quality control and proficiency testing materials, test system troubleshooting and equipment maintenance, and interpretation and judgment. With the CLIA certification, Power3 has now begun offering the BC-SeraPro™ blood-based breast cancer testing services to physicians, hospitals and clinics, with analysis of samples performed by the company in its centralized laboratory.

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

On April 4, 2007 Power3 announced a collaboration agreement with NeoGenomics, Inc. (NGNM) of Fort Myers, Florida, to form a joint venture Contract Research Organization (CRO), whose mission will be commercialization of Power3's portfolio of Intellectual Property. The efforts will center on blood-based tests using the 534 biomarkers Power3 has discovered from a broad range of diseases including breast cancer, Alzheimer's, Parkinson's and ALS, and the further development of diagnostic tests and other services. In addition, NeoGenomics agreed to purchase a convertible debenture for $200,000 and acquired options to purchase common stock of the Company during 2007. Under the terms of the Agreement, Power3 agrees to issue, and NeoGenomics agrees to purchase, a convertible debenture in the principal amount of $200,000. The convertible debenture will be convertible into common shares of the Company at $.20 per share; however the conversion price can be reset at any time and from time to time, in accordance with paragraphs 7 and 9 of the Agreement. The debenture shall accrue interest at 6% per annum, payable quarterly, and the principal amount of the debenture shall be due and payable two years after closing.

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

Product Candidates

The Company plans to target the protein-based diagnostic and drug targeting markets utilizing the Company’s portfolio of proprietary disease biomarkers. In the area of neurodegenerative diseases and breast cancer, the Company has completed clinical validation studies involving over 2000 patient samples and is utilizing biostatistics to monitor appropriate panels of biomarkers for diagnostic sensitivity, specificity, positive predictive value, and negative predictive value. By testing patient body fluids and tissues, such as serum, nipple aspirate fluid, and bone marrow aspirate, the Company has discovered unique snapshots of protein patterns in over 2000 samples that cover a broad range of diseases including:

•

cancers such as breast, leukemia, bladder, stomach, and esophageal; and

•

Neurodegenerative diseases such as Alzheimer’s, ALS, and Parkinson’s disease.

The Company’s discovery platform uses proprietary methodologies, trade secrets, and accepted proteomic technologies that are optimized and validated for reproducible discovery of disease specific biomarkers in clinical patient samples. Following sample preparation, a 2D Gel system is used for the separation of proteins. The gels are stained, digitally scanned and imaged, and analyzed with unprecedented reproducibility and sensitivity for quantitative differences in the disease vs. control samples. The significance of these differences is evaluated using advanced biostatistics to generate statistical models for the disease and control sample groups. This model is then applied to new samples to predict their diagnosis. Proteins of interest are removed from the gel matrix and analyzed by fingerprinting on a liquid chromatograph - tandem mass spectrometer. This information is then cross-referenced on a worldwide database to identify the protein of origin. This process requires a great deal of proteomics experience and expertise to make the correct accurate identification. In addition, all of the procedures are scaleable. The Company’s proteomics platform delivers significant discoveries exhibiting validated, reproducible, and reliable biomarkers over a broad quantitative range and linearity of proteomic assays.

The Company has successfully identified more than 543 protein biomarkers that are differentially expressed in response to disease by employing proprietary technologies gained from over 60 years of combined experience in protein biochemistry.

Power3 is transitioning from a company focused only on research and development to one that is demonstrating “proof of concept” of its technology as it enters the commercialization stage for its technology, products and services. The Company is engaged in the process of developing a portfolio of products including BC-SeraPro™ biomarkers and blood serum tests (for early detection of breast cancer); NuroPro® biomarkers and blood serum tests (for neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases) and drug targets for drug resistance to chemotherapeutics.

Breast Cancer Screening Test (BC-SeraPro™)

Breast cancer is the second leading cause of cancer deaths in women and results in 40,000 deaths annually, with over $7 billion spent on breast cancer diagnosis annually. An important factor in surviving cancer is early detection and treatment. According to the American Cancer Society Surveillance Research, when breast cancer is confined to the breast, the five-year survival rate for early stages is close to 100%. Due to the limitations of the current diagnostic techniques of mammograms and self-examination, diagnosis of cancer is often missed or inconclusive. The limitations and lack of accuracy of the current diagnostic tests highlight the need for a test that can detect the presence of breast cancer much earlier and more accurately.

Currently, Power3 continues its blood serum breast cancer biomarker discovery program using blood serum samples collected from clinical validation sites, in collaboration with Dr. Alan Hollingsworth at the Mercy Woman’s Center.

The Company believes that there are many advantages to a simple blood test over other types of samples taken from patients, not the least of which is the ready acceptance by patients to having blood drawn.

The Company’s proteomic discovery platform covered by pending patent applications and trade secrets was initially able to identify a panel of 12 blood serum based biomarkers and most recently identified an additional 10 biomarkers. These proteins have the potential to serve as an early detection tool to identify breast cancer long before it becomes detectable by conventional screening methods, greatly improving an individual’s chance for survival. Preliminary testing results demonstrated that this proteomic diagnostic tool is able to correctly identify individuals who are cancer-free or have benign disease from patients that have cancer with great sensitivity and specificity. These discoveries establish the basis of a very sensitive, minimally invasive, early detection breast cancer screening test. Therefore, Power3 has decided to focus development efforts for its early-detection tests for breast cancer on blood serum. Similarly, the Company has successfully used blood serum as the platform for its NuroPro® neurodegenerative tests and believes that blood serum as a single platform is the best medium for the development and commercialization of proteomics diagnostic tests.

Power3 has completed the development program of BC-SeraPro™ and is moving forward with a strategy of providing a test that is utilitarian, accurate, and inexpensive. Detection of a patient's protein biomarker profile can now be employed to detect abnormal and pathological states reflected in the serum proteome. Application of this test will have a future impact on how disease will be diagnosed, monitored, and managed.

On October 1, 2007, Power3 entered into a Distributor Agreement (the “Agreement”) with Financial Advisory House (“FAH”) to launch BC-SeraPro™ in twelve Middle East countries. The agreement with FAH’s Medical Equipment Suppliers division, a Bahrain-based medical instrument distribution company, allows for the marketing and distribution of the BC-SeraPro™ breast cancer diagnostic test for resale to clinics and physicians in Saudi Arabia, Oman, Qatar, Kuwait, Syria, Jordan, Lebanon, Iraq, Bahrain, Yemen, Egypt and the United Arab Emirates before the end of 2007. The test will be analyzed in Power3’s Houston based, CLIA (Clinical Laboratory Improvement Amendment) certified proteomic laboratory.

The agreement with Financial Advisory House is an important milestone in Power3’s development and transition from a research and development company to a diagnostic company with commercially viable products. Power3 selected the Middle East as its initial market because the healthcare systems in these particular countries are open to providing a test that offers new and innovative technologies for earlier detection of breast cancer. These markets also have a particular need for additional methods of early detection due to their high incidence rates of breast cancer. Power3 expects that the launch of the BC-SeraPro™ diagnostic test will be a major catalyst in making 2008 a significant year for the Company. Power3 is seeking other distributors for BC-SeraPro™ and is currently in discussions with several international and domestic partners as the Company implements its strategic plan to expand its geographical distribution of the test and other diagnostic tests currently in the pipeline.

During the third quarter, in conjunction with the Middle East BC-SeraPro™ product launch, the Company has initiated a 100 patient prospective blinded validation study with Dr. Alan Hollingsworth, MD and the Mercy Women’s Center in Oklahoma City, OK. The results of this study are expected to be completed and published in the first quarter of 2008. The publishing of the results will precede the US launch of BC-SeraPro™. The Company received two shipments of samples in October for the validation study that is currently being analyzed in the Company’s CLIA certified laboratory.

Neurodegenerative Screening Test (NuroPro®)

Early detection of neurodegenerative disease generally results in better patient outcomes. Three neurodegenerative diseases of particular interest are Alzheimer’s disease, Parkinson’s disease and ALS (Amyotrophic Lateral Sclerosis). The Alzheimer’s Association reports that Alzheimer’s disease is the most common form of dementia affecting over 5.1 million Americans, of which 4.9 millions are 65 or older. Every 72 seconds, someone in America develops Alzheimer’s disease and by mid-century someone will develop Alzheimer’s every 33 seconds. People as young as 30 years old can contract the disease and one in ten people age 65 and over have Alzheimer’s disease. In addition, the American Parkinson’s Disease Association reports that more than 1.5 million people in the U.S. have Parkinson’s disease, affecting about 1 in 100 Americans over the age of 60 and a new case of Parkinson’s disease is diagnosed every 9 minutes. On a smaller scale, the ALS Association reports that an average of approximately 30,000 Americans are afflicted with ALS, with 5,000 new cases diagnosed annually.

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

Currently, selected panels of biomarkers are being employed in development of the NuroPro® blood serum-based tests for four disease diagnostics including neurological diseases of motor control such as Parkinson’s disease, ALS and similarly presenting like disorders; ALS specific tests for ALS vs. ALS-like disorders; Alzheimer’s disease specific tests; and a Parkinson’s disease-specific test. Pre-IDE applications for the first two diagnostic tests have been filed with the U.S. Food and Drug Administration (FDA).

Power3 has discovered 59 biomarkers which are being used in a panel to demonstrate Power3’s ability to identify Parkinson’s disease in its early stages through blood serum-based testing, as well as differentiate between Parkinson’s and Parkinson’s-like diseases. In accordance with the research agreement between the University of Thessaly, School of Medicine in Larissa, Greece and Power3, 37 Parkinson’s disease patient samples as well as age and gender matched control samples have been received and analyzed with greater than expected sensitivity and specificity. The blood serum samples that were collected from the patients in Greece utilized Power3’s rigid standards and protocols and were shipped to our CLIA certified laboratory in Texas, where the analysis was performed. The consistency in the sample results from both the US and Greece, points to how robust this test is in diverse populations. The better than expected Parkinson's test results and the numerous validation studies that are underway for Alzheimer's disease, ALS, and similar neurological disorders, confirm Power3’s commitment to bringing these tests to market in 2008.

On April 24, 2007, Power3’s NuroPro logo became a registered trademark with the United States Patent and Trademark Office.

On July 2007, Chief Executive Officer, Steven Rash, participated in a Podcast sponsored by “Future Pharmaceuticals Magazine” alongside other biotechnology industry executives. The Podcast will be available for download on Power3 Medical’s website (www.power3medical.com) and on Future Pharmaceuticals website (www.futurepharmaus.com) in August 2007.

The Podcast, titled “Drug Discovery & Development: Biomarker Discovery & Research Executive Panel Discussion,” was moderated by David Lester, New York Site Head, Pfizer Human Health Technologies, Global Clinical Technology, PGRD. During the Podcast, Mr. Rash and the other members of the panel discussed the importance of biomarkers and the role they play in the drug research and development process. Power3 has identified 534 biomarkers that can be used for the early detection of breast cancer and neurodegenerative diseases. The Company is in the final stages of development and is preparing for the commercialization of the diagnostic tests for these diseases.

On August 20, 2007, Power3 presented at Noble Financials Small Cap Conference / Micro Cap Symposium held at the Charleston Place Hotel in Charleston, South Carolina. Steven Rash, Power3's Chief Executive Officer provided an update on the Company's developments and business strategy. The presentation with streaming video and PowerPoint presentation was webcast live and archived on Noble Financials conference website at www.two-007.net.

On October 12, 2007, Power3 appointed Dr. Marwan N. Sabbagh to the Company's Scientific Advisory Board. Dr. Sabbagh, a national leader in neurodegenerative disease, will collaborate with Power3 Medical in a validation study of blood serum patient samples using Power3's NuroPro® diagnostic screening test.

Dr. Sabbagh is currently the Director of Clinical Research at the Cleo Roberts Center of Clinical Research at the Sun Health Research Institute located in Sun City, Arizona. Power3 has a Clinical Trial Agreement pending with the Sun Health. Dr. Sabbagh has been published in seventy reviews, and has written original research articles on Alzheimer's disease and dementia. Additionally, he has written a soon to be published book on Alzheimer's prevention. Dr. Sabbagh received his medical degree from the University of Arizona in Tucson and completed his residency in Neurology at Baylor College of Medicine in Houston, and his fellowship at the University of California, San Diego School of Medicine. He also serves as the staff physician at Sun Health Boswell Hospital where he practices general neurology and specializes in the diagnosis and treatment of Alzheimer's disease. Dr. Sabbagh is a Clinical Instructor in Neurology and provides both clinical and didactic expertise for the geriatric fellowship program.

Sun Health Research Institute is a leader, nationally and internationally, in the effort to find answers to disorders related to aging, and Dr. Sabbagh's vast experience and commitment in the field of neurodegenerative research is a tremendous asset to Power3's Scientific Advisory Board. The Cleo Roberts Center of Clinical Research has shown remarkable dedication to finding an early detection test and treatment for neurodegenerative diseases under Dr. Sabbagh's guidance.

For twenty-one years, Sun Health Research Institute has been a leader nationally and internationally in the effort to find answers to disorders of aging including Alzheimer's disease, Parkinson's disease, arthritis, and prostate cancer. The institute, together with its Arizona Alzheimer's Consortium partners, has been designated by the National Institutes of Health as one of just twenty-nine Alzheimer's Disease Centers in the nation. The institute's Cleo Roberts Center for Clinical Research takes laboratory discoveries to clinical trials that foster hope for new treatments. Sun Health Research Institute is affiliated with the Sun Health non-profit community healthcare network.

Intellectual Property

During the quarter ending September 30, 2007, Power3 filed two Utility Patent Applications with the U.S. Patent and Trademark Office. The two patents are for a number of the Company's identified blood serum protein biomarkers, part of Power3's clinically validated biomarker panel for early detection and differential diagnosis of Parkinson's disease. The biomarkers involved in these patent applications have demonstrated unique specificities for Parkinson's disease. When used in combination with other Parkinson's biomarkers in our diagnostic panel, they increase the accuracy of diagnostic specificity to distinguish Parkinson's patients from other similar neurological disorders.

We continue to move forward in our commercialization efforts as well as strengthening our intellectual property portfolio, which currently includes fifteen patents pending and numerous other patent applications in the pipeline.

The number of pending patent applications as of quarter ending September 30, 2007, is 15.

Power3 filed two patents for quarter ending September 30, 2007, as follows:

Name of Patent	Application Date	Type of Patent
A Complement Factor H Protein as a Biomarker of Parkinson’s Disease	8/29/07	US Utility
An Apolipoprotein E3 Protein as a Biomarker of Parkinson’s Disease	9/5/07	US Utility

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

As compensation to IRG for services rendered, the Company shall pay to IRG a maintenance fee of $13,500 per month for a renewable term of 12 months, beginning July 1, 2007. Additionally, the Company agreed to issue to IRG personnel a total of 400,000 restricted shares of common stock.

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

Net cash used in operating activities amounted to $1,664,269 for the nine months ended September 30 2007, compared to $1,740,487 for the nine months ended September 30, 2006. The change in net cash used in operating activities during 2007 was primarily due to higher overhead and legal and consulting fees, as compared to the same nine months of 2006.

Net cash provided by financing activities was $1,810,529 for the nine months ended September 30, 2007, as compared to $1,812,721 for the nine months ended September 30, 2006.

As of September 30, 2007, the Company’s principal source of liquidity was $184,878 in cash.

Plan of Operation and Cash Requirements

The Company currently does not have significant operating revenues from product sales or the performance of services and it continues to experience net operating losses. The Company is actively pursuing third party licensing agreements, collaboration agreements, distribution agreements and similar business arrangements in order to establish a revenue base utilizing its capabilities in disease diagnosis based on protein and biomarker identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases. The Company has undertaken clinical validation studies to demonstrate the diagnostic capabilities of its technologies. However, there can be no assurances that revenue-generating agreements will be in place in the next twelve months.

Absent a source of revenues, the Company will require funding in order to carry out its business plan until such time as it is able to generate sustained revenues. The Company’s current cash requirements are approximately $150,000 per month and the Company anticipates that it will require approximately $1,800,000 for the twelve months ended September 30, 2008, to continue its development activities, undertake and perform clinical validation studies, continue its marketing efforts and maintain its administrative infrastructure, as follows:

Estimated Expenditures Required
During Next Twelve Months

General and Administrative	$1,800,000
Patent filings and intellectual property	100,000
Capital Expenditures and research agreements	150,000
Total	$2,050,000

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

Off-Balance Sheet Arrangements

At September 30, 2007, the only off balance sheet agreements in place for the Company were a lease in effect for its office space, leases in effect for phone equipment, leases in effect for lab equipment and employment agreements entered with its three principal officers.

Critical Accounting Policies

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report, and because of the errors and corrections identified by management with respect to the complex rules for accounting for share-based compensation and derivatives, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Additional effort is needed to fully remedy our identified deficiencies as discussed below and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management intends to continue to work with our auditors and other outside advisors, as appropriate, to develop and then apply our controls and procedures with the goal of achieving adequate and effective disclosure controls. We believe that with a properly planned, designed and implemented system of internal controls over financial reporting, our disclosure controls and procedures are expected to become effective.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Accounting Officer completed their evaluation.

Material Weaknesses in Internal Control over Financial Reporting

Our management made an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2007 and identified deficiencies related to expense recognition and disclosure control deficiencies related to transactions involving equity issuances and derivatives. The adjustment to expense and the footnote disclosure deficiencies were detected by our independent auditors during the review process and are appropriately corrected, recorded and disclosed in this quarterly reported on Form 10-QSB for the three and nine month period ended September 30, 2007. Following a review of these deficiencies, management determined that we had incorrectly accounted for equity issuances and derivative valuations during such period. As a result, management concluded that our disclosure controls and procedures were not effective. Management concluded that the following three deficiencies were identified in our control process as of September 30, 2007:

•

We did not have adequate transaction controls over the accounting, review and processing of certain unusual or complex accounting transactions.

•

We did not have a systematic and documented program of internal controls and procedures over our accounting and financial reporting process to ensure that unusual or complex transactions are recorded, processed, summarized and reported on a timely basis in our financial disclosures.

•

There is a need for the improved supervision and training of our accounting staff.

Corrective Action

None.

Changes in Independent Auditors and Internal Control Over Financial Reporting

On August 10, 2007, Malone & Bailey, P.C. was dismissed as the independent auditor for Power3 Medical Products, Inc. Malone & Bailey, P.C. has served as the independent auditor of the Power3's annual financial statements since the audit of the calendar year ended December 31, 2005 for the Power3’s financial statements. From the date on which Malone & Bailey, P.C. was engaged until the date they were dismissed, there were no disagreements with Malone & Bailey, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey, P.C., would have caused Malone & Bailey, P.C. to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no "reportable events" as that term is defined in Item 304(a) (1) (iv) of Regulation S-B.

Power3 provided Malone & Bailey, P.C. with a copy of the foregoing disclosure, and requested that Malone & Bailey, P.C. furnish Power3 with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with such disclosure. Power3 filed as an Exhibit to the Form 8-K, a copy of the letter from Malone & Bailey, P.C. as required by Item 304 of Regulation S-B. On August 28, 2007, Malone & Bailey, P.C. provided a letter agreeing with the foregoing disclosure in Power3’s Form 8K-A filing.

On August 10, 2007, Power3 executed an engagement letter with McElravy, Kinchen & Associates, P.C. ("MKA") to assume the role of its new certifying accountant. MKA has been asked to perform the quarterly reviews of Power3 for the quarters ended September 30, 2007 and June 30, 2007.

During the periods ended December 31, 2005 through 2006 and the subsequent interim period ended March 31, 2007, and through the date of the firm's engagement, Power3 did not consult with MKA with regard to:

(i)

the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Power3's financial statements; or

(ii)

any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a) (1) (iv) of Regulation S-B.

The engagement of the new principal auditor was recommended and approved by the Board of Directors of Power3.

Other than the changes described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

An equipment vendor filed a complaint, regarding equipment which the Company acquired in its May 18, 2004 transaction with Advanced BioChem, now known as Industrial Enterprises of America, and against Advanced BioChem in April of 2002 in a California court alleging breach of contract and seeking damages. Advanced BioChem reached a settlement agreement in April of 2003 under which Advanced BioChem would pay the vendor $40,000 in installments through August, 2003. At December 31, 2003, Advanced BioChem had a balance remaining of $20,000. In April 2005, the equipment vendor filed a lawsuit against Advanced BioChem, certain former officers of Advanced BioChem and against Power3 in order to enforce its claim for the remaining balance which is past due and may have been assumed by the Company as part of the settlement of the dispute with Advanced BioChem. Settlement negotiations are ongoing; however no resolution has been achieved thus far.

On September 12, 2005, Focus Partners LLC filed suit against David Zazoff and Power3 alleging that Power3 breached its agreement with Focus Partners in that it failed to issue stock to the Plaintiff according to the terms of their agreement, that the stock in question was issued to Zazoff and that Zazoff later sold the stock in question for $480,000. On October 3, 2007, this case was dismissed and Power3 settled for zero dollars.

Subsequently, on October 24, 2007, the Company settled an outstanding accounts payable with a vendor. A settlement agreement and release of all claims was agreed upon. The Company’s accounts payable will be reduced by $67,638.90. The settlement agreement and release of all claims can be found as an exhibit to this filing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 31, 2007, the Company did not issue any unregistered shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default under the provisions of its October, 2004 Securities Purchase Agreement, and accompanying registration rights agreement and debentures. The default stems from the Company’s inability to obtain effectiveness of the registration statement on Form SB-2, as amended (File No. 333-122227) filed pursuant to the registration rights agreement. The registration statement was withdrawn on June 20, 2007. During the quarter ended September 30, 2007, the Company has settled with a number of its Convertible Debenture Holders as previously mentioned above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the quarter ended September 30, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Amendment to the Certificate of Incorporation*
10.1

Securities Purchase Agreement dated October 28, 2004 among the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2004).

10.2

Amendment to Securities Purchase Agreement dated January 19, 2005, between the Company and each purchaser identified therein (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form SB-2 (File No. 122227).

10.3	Settlement Agreement and Release between the Company and Crestview Capital Master, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8k filed August 10, 2007).
10.4	Settlement Agreement and Release between the Company and DKR Soundshore Oasis Holding Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8k filed August 27, 2007).
10.5	Promissory Note, dated November 30, 2006, executed by Power3 and Jeffrey Hyde, in the amount of $10,000.00(incorporated by reference to Exhibit 10.30 to the Company’s Form 10Qsb filed May 21, 2007).
10.6

Warrant Agreement with Roger Kazanowski, dated October 27, 2006, for warrants to purchase 2,500,000 shares of common stock (incorporated by reference to Exhibit 10.36 to the Company’s Form 10Qsb filed May 21, 2007).

10.7	Consulting Agreement signed with Noble Investments, dated March 1, 2007 (incorporated by reference to Exhibit 10.43 to the Company’s Form 10Qsb filed May 21, 2007).
10.8	Agreement signed with Neogenomics (incorporated by reference to Exhibit 10.1 in the Form 8-K filed by the Company on April 3, 2007).
10.9	Letter of Agreement between the Company and The Investor Relations Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8k filed July 3, 2007).
10.10	Distributor Agreement and Release between Power3 Medical Products, Inc. and Financial Advisory House*
10.11	Settlement Agreement and Release of All Claims between Accounts Payable Vendor and Power3 Medical Products, Inc.*+
10.12	Statement of Company Policy and Policy Regarding Confidentiality and Securities Trades by Company Personnel*
16.1	Letter from Malone & Bailey, PC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8k-A filed August 28, 2007).
31.1	Certification of Steven B. Rash, Chief Executive Officer*
31.2	Certification of Marion J. McCormick, Chief Accounting Officer*
32.1	Certification Pursuant to Section 906 of Steven B. Rash, Chief Executive Officer*
32.2	Certification Pursuant to Section 906 of Marion J. McCormick, Chief Accounting Officer*
99.1	Press Release dated September 6, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8K filed September 10, 2007).
99.2	Press Release dated October 15, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8k filed October 16, 2007).
——————— *Furnished with this report. +Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN B. RASH	Chairman and Chief Executive Officer	November 14, 2007
Steven B. Rash

/s/ MARION J. MCCORMICK	Chief Accounting Officer	November 14, 2007
Marion J. McCormick