Form 10KSB
period 2007-12-31
POWER 3 MEDICAL PRODUCTS INC
filed 2008-04-17
CIK 1063530

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

COMMISSION FILE NO. 0-24921

Power3 Medical Products, Inc.
(Exact name of small business issuer as specified in its charter)

New York	65-0565144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 Research Forest Drive, Suite B2-3 Woodlands, Texas (Address of principal executive offices)	77381 (Zip Code)

Issuer’s Telephone Number: (281) 466-1600

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common stock, $.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)? Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Revenues for the issuer’s fiscal year ended December 31, 2007 were $122,224. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Over-the-Counter (OTC) Bulletin Board administered by the National Association of Securities Dealers (“NASDAQ”) on December 31, 2007 was $18,008,127. For purposes of this calculation, affiliates include directors, executive officers and current employees.

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of March 19, 2007, was 121,065,289 shares.

Documents incorporated by reference: None.

FORWARD –LOOKING STATEMENT

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

Overview of Corporate History

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

Series B Preferred Stock

Pursuant to two employment agreements with two officers, the Company has agreed to issue to such officers an aggregate of 3,000,000 shares of Series B Preferred Stock. On September 6, 2007, the Company filed the Certificate of Amendment necessary to designate the Series B Preferred Stock and the powers, designations and relative rights of the Series B Preferred Stock and has not issued the shares of the Series B Preferred Stock. The Company intends to issue such shares of the Series B Preferred Stock to the two officers during calendar year 2008.

Scientific Developments

On March 31, 2007, Power3 received a certification to begin offering CLIA-compliant high complexity medical testing services. CLIA (Clinical Laboratory Improvement Amendments) was passed by the U.S. Congress in 1988 to establish quality standards for all laboratory testing and to ensure accuracy, reliability and timeliness of patient test results, regardless of where the test was performed. Power3 received its two-year certification to offer high complexity tests after meeting standards for knowledge, training and experience, reagents and materials preparation, characterization of operational steps, calibration, quality control and proficiency testing, materials testing, test system troubleshooting and equipment maintenance, and results interpretation and analytical judgment. With the CLIA certification, Power3 has now begun offering the BC-SeraPro™ blood-based breast cancer test to physicians, hospitals and clinics, with analysis of samples performed by the Company in its laboratory.

Power3’s scientific team is currently headed by its CLIA Laboratory Director and Director of Biochemistry, Dr. Essam A. Sheta and its Director of Proteomics, Dr. Ira L. Goldknopf. Drs. Sheta and Goldknopf are pioneers in the science of proteomics, protein biochemistry and cancer cell signaling and have made significant biochemical and proteomic discoveries. The scientific team at Power3 has leveraged these significant insights and has made progress in the discovery of unique disease protein footprints by the use of biomarkers in breast cancer, neurodegenerative diseases, and drug resistance to chemotherapeutic agents.

PRODUCT CANDIDATES

The Company plans to target the protein-based diagnostic and drug targeting markets utilizing the Company’s portfolio of proprietary disease biomarkers. In the area of neurodegenerative diseases and breast cancer, the Company has completed research and clinical validation studies involving over 2,000 patient samples and is utilizing biostatistical analysis to monitor appropriate panels of biomarkers for diagnostic sensitivity, specificity, positive predictive value, and negative predictive value. By testing patient body fluids and tissues, such as serum, nipple aspirate fluid, and bone marrow aspirate, the Company has discovered unique snapshots of protein patterns in over 2,000 patient samples that cover a broad range of diseases including:

•	Cancers such as breast, leukemia, bladder, stomach, and esophageal; and

•	Neurodegenerative diseases such as Alzheimer’s, ALS, and Parkinson’s disease.

The Company’s discovery platform uses proprietary methodologies, trade secrets, and accepted proteomic technologies that are optimized and validated for reproducible discovery and analysis of disease specific biomarkers in clinical patient samples. Following sample preparation, a 2D Gel Electrophoresis system is used for the separation of proteins. The gels are stained, digitally scanned and the digital images are analyzed with unprecedented reproducibility and sensitivity for quantitative differences of the protein biomarkers in the disease vs. control samples. The significance of these differences is evaluated using advanced biostatistical analysis to generate statistical models for the disease and control sample groups. This statistical model is then applied to new samples and used to predict their diagnosis. Biomarkers of interest are removed from the gel matrix and analyzed by fingerprinting on a liquid chromatograph - tandem mass spectrometer. This information is then cross-referenced on a worldwide database to identify the protein of origin. This process requires a great deal of proteomics experience and expertise to make the correct accurate identification. In addition, all of the procedures used in Power3’s diagnostic tests are scalable. The Company’s proteomics platform delivers significant discoveries exhibiting validated, reproducible, and reliable biomarkers over a broad quantitative range and linearity for use in diagnostic proteomic assays.

The Company has successfully identified more than 543 protein biomarkers that are differentially expressed in response to disease by employing its proprietary technologies gained from over 60 years of combined experience in protein biochemistry.

Power3 has transitioned from a company focused on research and development to one that is demonstrating “proof of concept” of its technology as it enters the commercialization stage for its technology, products and services. The Company is engaged in the process of developing a portfolio of products including BC-SeraPro™, a proteomic blood serum test for early diagnosis of breast cancer, NuroPro®, a proteomic blood serum test for detection of neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases.

DEVELOPMENT OF BC-SeraPro™, A PROTEOMICS BREAST CANCER SCREENING TEST

Breast cancer is the second leading cause of cancer deaths in women and results in 40,000 deaths annually, with over $7 billion spent on breast cancer diagnosis annually. An important factor in surviving cancer is early detection and treatment. According to the American Cancer Society Surveillance Research, when breast cancer is confined to the breast, the five-year survival rate for early stages is close to 100%. Due to the limitations of the current diagnostic techniques of mammograms and self-examination, the presence of breast cancer is often missed or tests are inconclusive. The limitations and lack of accuracy of the current diagnostic tests highlight the need for a test that can detect the presence of breast cancer much earlier and more accurately.

BC-SeraPro™ is a proteomic test for the diagnosis of breast cancer. This test is designed to measure the quantitative expression level of 22 protein biomarkers in the serum that differentiate between breast cancer patients and control subjects. The level of the biomarkers from the patient’s serum sample is compared to  Power3 Medical Products’ patient database.  Statistical analysis by linear discriminant function will analyze the biomarker levels of the patient sample and assign a probability score for the diagnosis of the patient sample. The probability score is ranged from 0.0 to 1.0.  Results of the BC-SeraPro™ test should not be considered a stand alone diagnosis nor a guarantee but are intended to be used in conjunction with other breast cancer diagnostic tools.

This test was developed and its performance characteristics determined by the Power3 Medical Products laboratories.  It has not been cleared or approved by the U.S. Food and Drug Administration.  The FDA has determined that such clearance or approval is not necessary.  This test is performed solely at the Power3 Medical Products’ laboratory and is used for clinical purposes.  It should not be regarded as investigational or for research.  Power3’s laboratory is certified under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”) as qualified to perform high complexity clinical testing.

Because early breast cancer is asymptomatic, the only way to detect it is through screening. Mammography is currently the widely accepted method for breast cancer screening. However, most women who have an abnormal mammogram do not have cancer.

Mammography often leads to identification of a “probably benign” lesion or an uninformative mammography. Clinicians may be reluctant to refer such a patient for a biopsy; they may also be reluctant to do nothing. Often such patients are referred for frequent repeat mammography examinations.

The availability of an accurate and minimally-invasive test would avoid such repeated mammogram exams, with their attendant discomfort, inconvenience, x-ray exposure, and emotional stress. In such cases, BC-SeraPro™ with 80% sensitivity and 87% specificity in study results, could exclude malignancy at higher accuracy than mammography. As well, BC-SeraPro™ is unlikely to not identify cancer in those women who have it.

BC-SeraPro™ is then an ideal diagnostic test to evaluate breast cancer abnormalities found by mammogram or breast examination. The test would distinguish women who should have a biopsy from those who can safely avoid one. BC-SeraPro™ could detect the disease at a point when treatment is more effective, less expensive, or both.

Currently, Power3 continues its blood serum breast cancer biomarker discovery program using blood serum samples collected from clinical validation sites, in collaboration with Dr. Alan Hollingsworth at the Mercy Woman’s Center in Oklahoma City, OK and Dr. Leroy Leeds at Obstetrics & Gynecological Associates, PA in Houston, TX. The Company believes that there are many advantages to a simple blood test over other types of breast cancer diagnostics, such as mammography, not the least of which is the ready acceptance by patients to having blood drawn.

Power3 has completed the development program for BC-SeraPro™ and is moving forward with a strategy of providing a test that is utilitarian, accurate, and inexpensive. Detection of a patient's protein biomarker profile can now be employed to detect abnormal and pathological states reflected in the serum proteome. Application of this test will have a future impact on how breast disease will be diagnosed, monitored, and managed and is intended to be used in conjunction with mammography, breast MRI and other diagnostic tools used in the detection of breast cancer.

How BC-SeraPro™ Works

BC-SeraPro™ is a blood serum test designed to diagnose breast cancer in individuals. The test is based on proteomic technology in which a blood serum sample drawn from a patient will monitor the concentration of each protein biomarker residing in a panel of blood serum protein biomarkers to determine if a patient has breast cancer. The biomarkers in the panel have been selected for their ability to discriminate breast cancer patients from non-cancerous patients. Power3’s statistical model evaluates the quantitative information of the protein biomarkers and automatically assigns a probability score. The probability score indicates to the physician that the patient “has cancer” or is “cancer-free.” The score reflects how strongly the patient sample fits the biostatistical model and if the patient should be recommended for further follow-up by the clinician.

Blood serum collection is a routine procedure performed by a clinician. A small sample of blood is drawn from a vein. When a blood sample is collected and stored in a tube without anticoagulant, it forms a clot after 30-60 minutes. The liquid portion remaining is the blood serum. This serum sample is then frozen and transported to the Power3 Medical CLIA certified laboratory, utilizing pre-approved carriers/delivery services, where sample preparation and analysis begins.

Financial Advisory House

On October 1, 2007, Power3 entered into a Distributor Agreement (the “Agreement”) with Financial Advisory House (“FAH”) to launch BC-SeraPro™ in twelve Middle East countries. The Agreement with FAH’s Medical Equipment Suppliers division, a Bahrain-based medical instrument distribution company, allows for the marketing and distribution of the BC-SeraPro™ breast cancer diagnostic test for resale to clinics and physicians in Saudi Arabia, Oman, Qatar, Kuwait, Syria, Jordan, Lebanon, Iraq, Bahrain, Yemen, Egypt and the United Arab Emirates before the end of 2008. The test will be analyzed in Power3’s Houston based, CLIA (Clinical Laboratory Improvement Amendment) certified proteomic laboratory.

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

During the third quarter, in conjunction with the Middle East BC-SeraPro™ product launch, the Company has initiated a 100 patient prospective double-blinded research/validation study. The results of this study are expected to be completed and published in the third quarter of 2008. The publishing of these results will precede the US launch of BC-SeraPro™. The Company has received study samples for the validation study and are currently being analyzed in the Company’s CLIA certified laboratory.

DEVELOPMENT OF NuroPro®, A PROTEOMIC NEURODEGENERATIVE DIAGNOSTIC SCREENING TEST

Early detection of neurodegenerative disease generally results in better patient outcomes. Three neurodegenerative diseases of particular interest are Alzheimer’s disease, Parkinson’s disease and ALS (Amyotrophic Lateral Sclerosis). The Alzheimer’s Association reports that Alzheimer’s disease is the most common form of dementia affecting over 5.1 million Americans, of which 4.9 million are 65 or older. Every 72 seconds, someone in America develops Alzheimer’s disease and by mid-century someone will develop Alzheimer’s every 33 seconds. People as young as 30 years old can contract the disease and one in ten people age 65 and over have Alzheimer’s disease. In addition, the American Parkinson’s Disease Association reports that more than 1.5 million people in the U.S. have Parkinson’s disease, affecting about 1 in 100 Americans over the age of 60 and a new case of Parkinson’s disease is diagnosed every 9 minutes. On a smaller scale, the ALS Association reports that an average of approximately 30,000 Americans are afflicted with ALS, with 5,000 new cases diagnosed annually.

The members of the Company’s scientific team have developed a method for the differential diagnosis of neurodegenerative diseases utilizing blood serum, which was co-developed with neurologist, Dr. Stan Appel, now Chair of Neurology and Co-Director of Methodist Neurological Institute in Houston. With this test, which involves monitoring the concentration of 59 differentially expressed proteins, the Company has identified groups of unique markers that appear to distinguish normal patients from those with motor neuron, cognitive, and other neurological disorders, from the analysis of over 850 blood serum samples.

Currently, selected panels of biomarkers are being employed in development of the NuroPro® blood serum-based tests for four disease diagnostics including neurological diseases of motor control such as Parkinson’s disease, ALS and similarly presenting like disorders; ALS specific tests for ALS vs. ALS-like disorders; Alzheimer’s disease specific tests; and a Parkinson’s disease specific test. Pre-IDE applications for the first two diagnostic tests have been filed with the U.S. Food and Drug Administration (FDA).

Power3 has discovered 59 protein biomarkers in blood serum, which are being used in a panel to demonstrate Power3’s ability to identify Parkinson’s disease in its early stages through blood serum-based testing, as well as differentiate between Parkinson’s disease and Parkinson’s-like diseases. In accordance with a research agreement between the University of Thessaly School of Medicine in Larissa, Greece and Power3, 37 Parkinson’s disease patient samples as well as age and gender matched control samples have been received and analyzed and have shown greater than expected sensitivity and specificity. The blood serum samples that were collected from the patients in Greece utilized Power3’s rigid sample collection protocols and were shipped to the Company’s CLIA certified laboratory in Houston, Texas, where the analysis was performed. The consistency in the sample results from both the US and Greece, points to how robust this test is in diverse populations. The better than expected Parkinson's test results and the numerous validation studies that are underway for Alzheimer's disease, ALS, and similar neurological disorders, confirm Power3’s commitment to bringing these tests to market in 2008.

On April 24, 2007, Power3’s NuroPro® logo became a registered trademark with the United States Patent and Trademark Office.

How NuroPro®Works

The NuroPro® test has the potential to become the first diagnostic test available for the detection of neurodegenerative diseases.

NuroPro® is a series of three separate and distinct blood serum tests designed to diagnose Alzheimer’s, Parkinson’s or Lou Gehrig’s disease (ALS) in individuals. The test is based on proteomic technology, in which a blood serum sample is drawn from a patient, and monitors the concentration of selected biomarkers residing in a panel of blood serum protein biomarkers that determines if a patient has a neurodegenerative disease, such as Alzheimer’s, Parkinson’s or Lou Gehrig’s disease (ALS). The biomarkers in the panel have been selected for their ability to discriminate diseased from non-diseased patients. Power3’s statistical model evaluates the quantitative information of the protein biomarkers and automatically assigns a probability score. The probability score indicates to the physician that the patient has a neurological disease or is disease-free. The score reflects how strongly the patient sample fits the biostatistical model and if the patient should be recommended for further follow-up by the clinician.

Blood serum collection is a routine procedure performed by a clinician. A small sample of blood is drawn from a vein. When a blood sample is collected and stored in a tube without anticoagulant, it forms a clot after 30-60 minutes. The liquid portion remaining is the blood serum. This serum sample is then frozen and transported to the Power3 Medical CLIA certified laboratory, utilizing pre-approved carriers/delivery services, where sample preparation and analysis begins.

NEURODEGENERATIVE RESEARCH/CLINICAL VALIDATION STUDIES

University of Thessaly School of Medicine / Dr. Katerina Markopoulou

On November 11, 2006, University of Thessaly School of Medicine in Larissa, Greece signed a research agreement with Power3 focusing on the proteomic discovery of biomarkers for Parkinson’s disease. The collaboration will also extend to cover other neurodegenerative diseases including Alzheimer’s disease and ALS (Amyotrophic Lateral Sclerosis - Lou Gehrig's disease). According to the agreement, The University of Thessaly will provide Power3 with clinically confirmed samples of neurodegenerative disease, including age and gender matched controls. The Principal Investigator is Katerina Markopoulou, MD PhD with the Department of Neurology.

Power3 will use its existing proprietary and patent-pending technologies to analyze the samples, seeking new protein biomarkers for the early detection of neurodegenerative diseases to add to its portfolio. The initial shipments of Parkinson’s disease and control subject samples were received in May and October 2007 and have been analyzed in the Company’s CLIA certified laboratory.

The collaboration will also extend to cover other neurodegenerative diseases including Alzheimer's disease and ALS (Amyotrophic Lateral Sclerosis - Lou Gehrig's disease).

Discriminant analysis was used to analyze protein quantities. Discriminant analysis identifies sets of linearly independent functions that will successfully classify individuals into a well-defined collection of groups (i.e. disease groups). The statistical model assumes a multivariate normal distribution for the set of biomarkers identified from each disease group. The outcome of the discriminant analysis is a collection of linear functions that maximize the ability to separate individuals into diseased and non-diseased groups.

In general, if there are m biomarkers, there will be a maximum of (m– 1, g– 1) discriminant functions, where g is the number of disease groups. The discriminant functions themselves are linearly independent. Thus, m– 1 discriminant functions provide incremental and non-redundant discriminant ability.

Also used within discriminant analysis was stepwise discriminant analysis, which evaluates the performance of a discriminant criterion by estimating error rates (probabilities of misclassification) in the classification of future observations. These error-rate estimates include error-count estimates and posterior probability error-rate estimates.

Given a classification variable and several quantitative variables, a stepwise discriminant analysis is performed to select a subset of the quantitative variables for use in discriminating among the classes. The set of variables that make up each class is assumed to be multivariate normal with a common covariance matrix.

Results of the 37 samples received to-date from The University of Thessaly are depicted below. Additional samples have been received from The University of Thessaly and will be analyzed during the second quarter of 2008.

Figure III:

Figure III is a canonical discriminant analysis of all samples. The canonical plot shows great separation between the Control and Parkinson’s samples.

Table III:

Using All Markers – (59 Biomarkers)

Classified into Diagnosis

From Diagnosis	Control	PD
Control	42 100%	0 0
PD	1 1.50%	68 98.50%

100% Sensitivity & 100% Specificity In Triplicates

Table III reflects results using discriminant analysis with all 59 biomarkers.

Table IV:

Markers Selected by StepDisc – (16 Biomarkers)

Classified into Diagnosis

From Diagnosis	Control	PD
Control	41 97.60%	1 2.30%
PD	6 8.70%	63 91.30%

100% Sensitivity & 100% Specificity In Triplicates

Table IV reflects results using discriminant analysis with the StepDisc. StepDisc has chosen 16 biomarkers to run discriminant analysis with the Parkinson’s samples.

Marwan N. Sabbagh / Cleo Roberts Center of Clinical Research at the Sun Health Research Institute

On October 12, 2007, Power3 appointed Dr. Marwan N. Sabbagh to the Company's Scientific Advisory Board. Dr. Sabbagh, a national leader in neurodegenerative disease, will collaborate with Power3 in a 300 patient validation study of blood serum samples using Power3's NuroPro® diagnostic screening test.

Dr. Sabbagh is currently the Director of Clinical Research at the Cleo Roberts Center of Clinical Research at the Sun Health Research Institute located in Sun City, Arizona. Power3 has a Clinical Trial Agreement pending with Sun Health. Dr. Sabbagh has been published in seventy reviews, and has written original research articles on Alzheimer's disease and dementia. Additionally, he has written a soon to be published book on Alzheimer's prevention. Dr. Sabbagh received his medical degree from the University of Arizona in Tucson, completed his residency in Neurology at Baylor College of Medicine in Houston, and completed his fellowship at the University of California, San Diego School of Medicine. He also serves as a staff physician at Sun Health Boswell Hospital where he practices general neurology and specializes in the diagnosis and treatment of Alzheimer's disease. Dr. Sabbagh is a Clinical Instructor in Neurology and provides both clinical and didactic expertise for the geriatric fellowship program.

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

For twenty-one years, Sun Health Research Institute has been a leader nationally and internationally in the effort to find answers to disorders of aging including Alzheimer's disease, Parkinson's disease, arthritis, and prostate cancer. The institute, together with its Arizona Alzheimer's Consortium partners, has been designated by the National Institutes of Health as one of just twenty-nine Alzheimer's disease centers in the nation. The institute's Cleo Roberts Center for Clinical Research takes laboratory discoveries into clinical trials that foster hope for new treatments. Sun Health Research Institute is affiliated with the Sun Health non-profit community healthcare network.

In February 2008, the Company commenced a 300 patient clinical validation study of its NuroPro® diagnostic test for Alzheimer’s disease, Parkinson’s disease. Power3 has received the initial samples from the clinical validation study and the samples are scheduled for analysis in March 2008.

The clinical validation study will be a blinded study of Power3’s NuroPro® diagnostic test, which is a blood test for the detection of Alzheimer’s and Parkinson’s disease, with Dr. Marwan Sabbagh as the Principle Investigator at the Cleo Roberts Center of Clinical Research at the Sun Health Research Institute. The study includes one hundred Alzheimer’s disease patients, one hundred Parkinson’s disease patients and one hundred controls.

The Parkinson’s disease patients in the clinical validation study will augment the Parkinson’s disease validation study presently ongoing with the Research Institute of Thessaly in Greece led by Katerina Markopoulou, the Principal Investigator.

Contract Research Organization with NeoGenomics

On April 4, 2007 Power3 announced a collaboration agreement with NeoGenomics, Inc. (NGNM) of Fort Myers, Florida, to form a joint venture Contract Research Organization (CRO), whose mission will be commercialization of Power3's portfolio of Intellectual Property. The efforts will center on blood-based tests using the 543 biomarkers Power3 has discovered from a broad range of diseases including breast cancer, Alzheimer's disease, Parkinson's disease and ALS, as well as the further development of diagnostic tests and other services. In addition, NeoGenomics agreed to purchase a convertible debenture for $200,000 and acquired options to purchase common stock of the Company during 2007. Under the terms of the Agreement, Power3 agrees to issue, and NeoGenomics agrees to purchase, a convertible debenture in the principal amount of $200,000. The convertible debenture will be convertible into common shares of the Company at $0.20 per share; however, the conversion price can be reset at any time and from time to time, in accordance with paragraphs 7 and 9 of the Agreement. The debenture shall accrue interest at 6% per annum, payable quarterly, and the principal amount of the debenture shall be due and payable two years after closing.

In addition, in consideration of NeoGenomics, Inc.’s commitment to purchase the debenture and form the joint venture, Power3 signed a Letter of Intent with an expiration date of November 16, 2007 granting, to Neogenomics, Inc., an irrevocable option (the “First Option”) to purchase, in one or a series of transactions, voting convertible preferred stock that is convertible into such number of shares of common stock of Power3, after taking into account all outstanding First Option Preferred Stock, on an as-converted basis.

Further, in consideration of NeoGenomics, Inc.’s commitment to purchase the debenture and form the joint venture, the Letter of Intent granted NeoGenomics, Inc. an irrevocable option (the “Second Option”) to purchase, in one or a series of transactions, voting convertible preferred stock that is convertible into such number of shares of common shares of the Company as is necessary to increase NeoGenomics, Inc.’s ownership of the voting common stock of Power3 up to 60% of Power3’s voting common stock, after taking into consideration all outstanding First Option Preferred Stock and Second Option Preferred Stock, on an as-converted basis.

Currently, Power3 and NeoGenomics are in discussion to revise the expired Letter of Intent between the respective organizations.

Competition

The industry in which the Company operates is intensely competitive and subject to significant change with respect to technology for diagnosis and treatment of disease. Existing or future biotechnology, biomedical, pharmaceutical and other companies, government entities and universities may create developments that accomplish similar functions to the Company’s technologies in ways that are less expensive, receive faster regulatory approval or receive greater market acceptance than the Company’s potential products. The Company expects that competition in the biomarker discovery field will be based primarily on each product’s efficacy, stability, timing of entry of the product into the market, cost, and acceptance by health care providers and health care payers.

The Company’s competitors have, in general, been in existence for considerably longer than the Company has, and may have greater capital resources and access to capital, greater internal resources for activities in research and development, clinical testing and trials, production and distribution, and existing collaborative relationships with third parties.

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

WITA Proteomics, which focuses on the potential role of proteins from specific cellular sources under particular conditions and analysis of the presence of modified proteins and the strategic use of this information for drug development and diagnostic use; and

Provista Life Sciences, which is developing blood serum protein biomarker diagnostic tests for breast cancer and Alzheimer’s disease.

Intellectual Property

During the year ended December 31, 2007, Power3 filed 3 Utility and 2 Provisional Patent Applications with the U.S. Patent and Trademark Office. The Company also filed one Utility patent application in the first quarter of 2008. One Provisional and one Utility application are for a number of the Company's identified blood serum protein biomarkers, part of Power3's clinically validated biomarker panel for early detection and differential diagnosis of neurodegenerative diseases, including Alzheimer’s, Parkinson’s, and Lou Gehrig’s (ALS) diseases. Two Utility patent applications are for individual biomarkers which demonstrated unique specificities for Parkinson's disease. When used in combination with other Parkinson's biomarkers in our diagnostic panel, they increase the accuracy of diagnostic specificity to distinguish Parkinson's patients from other similar neurological disorders. One Utility patent application is for a group of isoforms of a protein that demonstrated unique capabilities to indicate a drug target for and to distinguish patients with Chronic Myelogenous Leukemia who will be resistant to the chemotherapeutic drug imatinib mesylate. One Provisional patent application is for a group of biomarkers in blood serum for detection of breast cancer.

The blood serum protein biomarkers in these patent applications are identified with sufficiently detailed molecular characterization to specify which protein isoforms or variants are the actual biomarkers. With the biomarker proteins fully characterized, and with Power3’s quality controls in place, consistent and significant differences in the concentration of select groups of these protein biomarkers in the blood of patients and age matched normal and disease controls, reflect meaningful indicators of disease processes, processes that also differ between diseases with similar symptoms.

In these patent filings, utilizing the patent pending technologies specified in previous patent application filings, we have demonstrated significant differences in blood serum concentrations between patients for objective differential diagnosis that also provides a rational basis for disease specific mechanism discrimination between:

▪	Similar neurodegenerative diseases: Alzheimer’s disease vs. Lou Gehrig’s disease (ALS) vs. Parkinson’s disease; Alzheimer’s disease vs. non-Alzheimer’s dementias vs. Parkinson’s disease

▪	Sporadic vs. familial neurodegenerative diseases: sporadic vs. familial Lou Gehrig’s disease (ALS)

▪	Early vs. more advanced neurodegenerative diseases and breast cancer;

▪	Drug sensitive vs. resistant cancer: Chronic Myelogenous Leukemia (CML)

These biomarkers provide the capacity for objective blood tests for early, rapid, sensitive, and specific diagnoses of neurodegenerative diseases which will be a substantial benefit to physicians and patients who now rely on subtleties in symptoms. By the time such symptoms become clear enough to diagnose, the patient has often suffered substantial irreversible neurological damage. Differences in these highly characterized protein biomarkers also provide the types of information that can be employed in the monitoring of patients for potential drug response, disease severity and progression, as well as for potential new drug targets.

We continue to move forward in our commercialization efforts as well as strengthening our intellectual property portfolio, which currently includes fifteen patents pending and numerous other patent applications in the pipeline.

For 2007, Power3 filed 3 Utility Patents and 2 Provisional Patents. In February 2008, the neurodegenerative disease provisional patent was refiled with the United States Patent and Trademark Office as a Utility Patent.

Patent Application	Application Date	Type of Patent
11/897,078: A Protein as a Biomarker of Parkinson’s Disease	8/29/07	US Utility
11/899,212: A Protein as a Biomarker of Parkinson’s Disease	9/5/07	US Utility
11/731,019: Proteins as Biomarkers for Indication and Targeting of Resistance and Sensitivity to an ABL Kinase Inhibitor in Patients with Chronic Myelogenous Leukemia	3/29/07	US Utility
60/901,468: Ten (10) Protein Biomarkers for Diagnosis and Early Detection of Breast Cancer	2/14/07	US Provisional
60/901,467: Forty Seven (47) Protein Biomarkers for Neurodegenerative Diseases	2/14/07	US Provisional
12/069,807: Forty Seven (47) Protein Biomarkers for Neurodegenerative Diseases	2/13/08	US Utility

The number of pending patent applications as of the quarter ended December 31, 2007, is 14 as follows:

Qty	Type of Patent
2	Breast Cancer
8	Neurodegenerative
3	Drug Resistance
1	Biomarker Discover Process

Investor Relations/Public Relations

On June 29, 2007, Power3 Medical Products, Inc. (the “Company”) entered into a service agreement with The Investor Relations Group (“IRG”) for services related to the Company’s communications program, for corporate promotional materials and for communications with media, investors and industry personnel.

As Power3 transitions from a research and development organization to a commercialization stage company, the Company feels it is in the best interest of the Company and its shareholders to retain the services of The Investor Relations Group in order to fully communicate our message to the investing public. With such important milestones pending in the development of commercial applications for our proprietary technologies, the Company believes a strategic relationship with the right investor relations firm is pivotal in accomplishing the Company’s goals.

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

Item 2. Description of Property

The Company does not own any real estate. The Company conducts its operations from premises with a five year escalating lease expiring August 1, 2009 consisting of approximately 7,200 square feet in The Woodlands, Texas.

At this facility the Company maintains its executive offices and conducts development and product prototyping activities. The Company expects this space will be adequate for its needs for the remainder of the lease term. The escalating rent schedule follows:

Months	Monthly Base Rent
June 1, 2004 to August 1, 2004	$0
September 1, 2004 to August 1, 2005	$5,988
September 1, 2005 to August 1, 2006	$6,587
September 1, 2006 to August 1, 2007	$8,084
September 1, 2007 to August 1, 2008	$8,983
September 1, 2008 to August 1, 2009	$9,581

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

An equipment vendor filed a complaint, regarding equipment which the Company acquired in its May 18, 2004 transaction with Advanced BioChem, now known as Industrial Enterprises of America, and against Advanced BioChem in April of 2002 in a California court alleging breach of contract and seeking damages. Advanced BioChem reached a settlement agreement in April of 2003 under which Advanced BioChem would pay the vendor $40,000 in installments through August, 2003. At December 31, 2003, Advanced BioChem had a balance remaining of $20,000. In April 2005, the equipment vendor filed a lawsuit against Advanced BioChem, certain former officers of Advanced BioChem and against Power3 in order to enforce its claim for the remaining balance which is past due and may have been assumed by the Company as part of the settlement of the dispute with Advanced BioChem. Settlement negotiations have concluded and Power3 has been dismissed from the proceedings with no payments being made to the Vendor.

On May 19, 2005, Quinn Capital Consulting, Inc. filed suit against Power3 and Steven B. Rash claiming breach of contract regarding payment for services claimed to be provided to Power3, with payment to have been made by issue of 500,000 shares to Quinn Capital, which Power3 later cancelled or otherwise converted. This financial obligation is recorded in the obligations of the Company as of December 31, 2006. In February, 2007, the Company and Quinn Capital reached a settlement agreement in this matter. The company issued 500,000 common shares to Quinn Capital and agreed to pay $75,000, over time, as settlement of any and all claims in this matter. The remaining amount accrued on this settlement as of year ended December 31, 2007 is $40,000

On September 12, 2005, Focus Partners LLC filed suit against David Zazoff and Power3 alleging that Power3 breached its agreement with Focus Partners in that it failed to issue stock to the Plaintiff according to the terms of their agreement, that the stock in question was issued to Zazoff and that Zazoff later sold the stock in question for $480,000. On October 3, 2007, this case was dismissed against Power3 resulting in Power3 not paying costs to any party.

On February 15, 2006, Bowne of Dallas LP filed suit against Power3 to collect a debt for services in the amount of $17,315. The debt is recorded in accounts payable by Power3 as of December 31, 2006. In February, 2007, this debt, along with an additional $8,000 in fees, was settled and the obligation was removed from the accounts payable of the Company.

In October 2007 Winstead filed suit against the Company for approximately $17,000 in attorney fees. In March 2008 a settlement was reached. The fees have been reduced to $9,000 and a payout schedule has been agreed upon.

On October 24, 2007, the Company settled an outstanding accounts payable with a vendor. A settlement agreement and release of all claims was agreed upon. The Company’s accounts payable was reduced by $67,638. The settlement agreement and release of all claims can be found as an exhibit to the Company’s quarter ended September 30, 2007 10-QSB.

On October 28, 2005, Power3 received notice of a Petition to Enforce Foreign Judgment citation filed against the Company by KForce regarding an employment fee adjudicated in December, 2003 in the state of Florida against the Company, in the amount of $15,873, together with $4,735 in interest. Power3 does not agree with the Foreign Judgment and is attempting to resolve the issue prior to enforcement. No resolution has been achieved on this issue at this time; however the Company is endeavoring to resolve the petition. This debt is not recorded in accounts payable by the Company because it is the Company’s position that the judgment should never have been entered against Power3, but rather against a different corporate entity, not related to Power3 in any way, at this time. The Company’s attorney in this matter feels that no loss is probable, nor will the Company be obligated to pay any sums whatsoever on this matter. The Company has pled improper party and expects to be vacated from the suit since it does not apply to the Company. Power3 has counterclaimed KForce for frivolous claims, as they know that they have sued the improper party.

On March 12, 2008, all matters involving the dispute over the taking, by an ex-employee, of certain trade secrets, defamation and tortious interference with Power3's contractual relations with other parties, and a pendent wage claim for severance pay, were resolved. The Company has agreed to pay the ex-employee $35,000 and issue to the ex-employee 325,000 shares of the Company’s common stock with restrictions.

In June, 2005, Charles Caudle et al filed a lawsuit in Harris County, Texas, against Industrial Enterprises of America, Inc. formerly Advanced BioChem, Power3 and the officers and directors of both companies. The suit alleged that against Industrial Enterprises of America, Power3 and the officers and directors of Power3, were liable to Charles Caudle et al for damages resulting from funds loaned to Industrial Enterprises of America and which were subsequently converted into common stock of Industrial Enterprises of America. On August 10, 2007 a settlement was reached between Industrial Enterprises of America, formerly Advanced BioChem, Charles Caudle et. al. and Power3 and the Company will not incur any financial obligations or loss whatsoever from this action.

In October of 2006, Trinity Financing filed a lawsuit against the Company claiming default on a promissory note dated December 9, 2005. As security for the Note, Steven Rash and Ira Goldknopf pledged their personal restricted shares of the Company’s stock. As a result of the alleged default in payment of the Note, Trinity Financing seeks to have the restrictive legend removed so the shares may be sold by Trinity Financing in satisfaction of the loan. The Company denied the material allegations and asserted three counterclaims against Trinity Financing. The company asserted that the Note, as well as a prior promissory note executed in favor of Trinity Financing, are usurious. The matter was settled February 4, 2008 with the removal of the restrictive legend, and the return by Trinity Financing to Ira Goldknopf 1,700,000 pledged shares.

On August 13, 2007, Gryphon Master Fund LP and GSFF Master Fund, LP filed a lawsuit against the Company claiming a breach of a Securities Purchase Agreement, Convertible Debentures, and Registration Rights Agreement. The plaintiffs claimed the Company failed to timely obtain an effective registration statement for the shares issued to the plaintiffs and refused to recognize anti-dilution rights of the plaintiffs. The Company denies the material allegations of the complaint and asserts numerous affirmative defenses. Power3 intends to vigorously defend this action.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

During 2004, the Company’s common stock was traded on the OTC Bulletin Board under the symbol “PWRM.” From June 2005 to September 2007, the Company’s common stock was quoted on the Pink Sheets. On September 26, 2007 Power3 announced that its common stock began trading on the Over-the-Counter (OTC) Bulletin Board under the symbol PWRM.OB, as reported previously. The high and low bid information for each quarter for the years ended December 31, 2007 and 2006, as reported by National Quotation Bureau, Inc., are as follows:

Quarter	High Bid	Low Bid
First Quarter 2008	$0.16	$.08

First Quarter 2007	$0.22	$0.06
Second Quarter 2007	$0.29	$0.13
Third Quarter 2007	$0.19	$0.15
Fourth Quarter 2007	$0.17	$0.12

First Quarter 2006	$0.42	$0.10
Second Quarter 2006	$0.33	$0.14
Third Quarter 2006	$0.16	$0.09
Fourth Quarter 2006	$0.13	$0.05

Prices listed through March 31, 2008

The quotations above reflect inter-dealer prices, without adjustment for retail markup, markdown or commissions and may not reflect actual transactions.

Holders

As of December 31, 2007, there were 1,150 shareholders of record of the Company’s common stock.

Dividends

The Company has not paid or declared any dividends on its common stock for the last three fiscal years and does not anticipate paying cash dividends in the foreseeable future. There are no limitations on the ability of the Company to declare dividends, except those set forth in § 510 of the New York Business Corporation Laws which prohibits dividends if the Company is insolvent or would be made insolvent by the declaration of a dividend and all dividends must be made out of surplus only.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended December 31, 2007, the Company did not issue any unregistered shares of common stock.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Revenues from operations for the year ended December 31, 2007 were $122,224 compared to $300,000 for the year ended December 31, 2006. The decrease in revenues was primarily a result of selling less blood serum samples to Biosite to be used, by Biosite, in the development and testing of antibodies. The Company has not incurred any cost of goods sold for the years ended December 31, 2007 or December 31, 2006.

Operating expenses were $3,008,304 for 2007 as compared to operating expenses for 2006 of $6,905,153, a decrease of $3,896,849. The decrease in operating expenses was primarily due to a significant reduction in employee stock compensation expense in 2007, compared to 2006.

Employee compensation and benefits were $1,675,495 in 2007 compared to $6,041,029 in 2006 a decrease of $4,365,534. The decrease is primarily a result of significant vesting of stock awards in 2006.

Occupancy and equipment expenses were $142,080 in 2007 as compared to $134,593 in 2006. The increase is primarily due to an increase in utilities and repairs during 2007.

Derivative loss amounted to $1,712,956 during the year ended December 31, 2007. This is a significant change from the gain of $1,194,129 during the year ended December 31, 2006. The loss is primarily due to reset provisions in the remaining instruments that were triggered by warrant exercise price reductions. Also, our common stock price has improved in this period also driving the difference. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The Company has recorded fair value adjustments to our derivative financial instruments, which will result in charges or credits to our income, until we require the ability to settle these instruments with our common stock.

Interest expense amounted to $2,185,740 and $1,008,866 for the years ended December 31, 2007 and 2006, respectively. Interest expense increased due to the interest rates increasing on overdue financial instruments and the accretion of discounts associated with our embedded derivatives.

The above matters resulted in net loss decreasing from $6,415,969 in 2006 to $5,216,288 in 2007. The decrease in net loss in 2007 was primarily due to gains on conversion of financial instruments.

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

Net cash used in operating activities amounted to $2,083,548 for the year ended December 31, 2007, compared to $1,156,147 for the year ended December 31, 2006. The change in net cash used in operating activities during 2007 was primarily due to changes in the fair value of derivative liabilities, a reduced net loss, amortization of deferred finance cost and debt discount, higher overhead and legal and consulting fees, as compared to December 31, 2006.

Net cash provided by financing activities was $2,171,694 for the year ended December 31, 2007, as compared to $1,195,350 for the year ended December 31, 2006. This change is primarily due to borrowings, capital raises through investor stock purchases, and proceeds from the exercise of warrants.

As of December 31, 2007, the Company’s principal source of liquidity was $125,679 in cash.

Other current assets for the year ended December 31, 2007 amounted to $23,247 as compared to $0 at December 31, 2006. In the past the Company has purchased items as needed. This increase is primarily due to an increase in inventory resulting from the Company making a bulk purchase.

Plan of Operation and Cash Requirements

The Company currently does not have significant operating revenues from product sales or the performance of services and it continues to experience net operating losses. The Company is actively pursuing third party licensing agreements, collaboration agreements, distribution agreements and similar business arrangements in order to establish a revenue base utilizing its capabilities in disease diagnosis based on protein and biomarker identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases. The Company has undertaken clinical validation studies to demonstrate the diagnostic capabilities of its technologies. However, there can be no assurances when revenue-generating agreements will result in continuous revenue streams.

Absent a source of revenues, the Company will require funding in order to carry out its business plan until such time as it is able to generate sustained revenues. The Company’s current cash requirements are approximately $180,000 per month and the Company anticipates that it will require approximately $2,150,000 for the twelve months ended December 31, 2008, to continue its development activities, undertake and perform clinical validation studies, continue its marketing efforts and maintain its administrative infrastructure, as follows:

Estimated Expenditures Required
During Next Twelve Months

General and administrative	$1,800,000
Patent filings and intellectual property	100,000
Capital expenditures and research agreements	250,000
Total	$2,150,000

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

Deemed Dividend

On September 7, 2007 in consideration for consulting services provided by a certain warrant holder, the Company reduced the exercise price of warrants to acquire 3,999,999 shares of the Company’s common stock held by the warrant holder from $0.08 to $0.06.

As a result of the above reduction in warrant exercise price, the Company recorded a non-cash deemed dividend of $17,635.

The amount of the deemed dividend was estimated to be equal to the incremental fair value conveyed to the debt holders via the reduction of the exercise price of the warrants determined as provided in paragraph 51 of SFAS 123R utilizing the Black-Scholes valuation model.

Off-Balance Sheet Arrangements

At December 31, 2007, the only off balance sheet agreements in place for the Company were a lease in effect for its office space, leases in effect for phone equipment, leases in effect for lab equipment and employment agreements entered with its three principal officers.

Item 7. Financial Statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
and the period from May 18, 2004 (inception) through December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Power3 Medical Products, Inc.
(A Development Stage Company)
The Woodlands, Texas

We have audited the accompanying balance sheet of Power3 Medical Products, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. The financial statements for the period May 18, 2004 (inception) through December 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period May 18, 2004 (inception) through December 31, 2006, include total revenues and net loss of $304,000 and $48,787,175, respectively. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows for the period May 18, 2004 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the reports of other auditors. These financial statements are the responsibility of Power3's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power3 Medical Products, Inc as of December 31, 2007 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Power3 will continue as a going concern. As discussed in Note 2 to the financial statements, Power3 has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McElravy, Kinchen & Associates, PC

www.mkacpas.com
Houston, Texas

April 11, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Power3 Medical Products, Inc
(A development stage company)
The Woodlands, Texas

We have audited the accompanying balance sheet of Power3 Medical Products, Inc (the “Company”) as of December 31, 2006 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone−bailey.com
Houston, Texas
July 9, 2007

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$125,679	$40,602
Other Current Assets	23,247	—
TOTAL CURRENT ASSETS	148,926	40,602

OTHER ASSETS
Deferred Finance Costs, net of amortization of $176,952 and $50,813 at December 31, 2007 and 2006, respectively	127,197	253,336
Intellectual Property	—	179,786
Furniture, Fixtures and Equipment, net of accumulated depreciation of $98,960 and $85,316 at December 31, 2007 and 2006, respectively	5,799	16,374
Deposits	21,598	5,900
TOTAL ASSETS	$303,520	$495,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$969,387	$899,177
Notes Payable – in default, net of amortization of $0 and $94,678 at December 31, 2007 and 2006, respectively	451,000	777,822
Notes Payable	50,000
Notes Payable to Related Parties	1,934,816	1,428,346
Convertible Debentures-in default, net of amortization of $1,178,865 and $1,139,866 at December 31, 2007 and 2006, respectively	645,190	360,417
Other Current Liabilities	1,242,936	1,517,808
Derivative Liabilities	3,794,305	1,281,348
TOTAL LIABILITIES	9,087,634	6,264,918

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.01 par value 50,000,000 shares authorized: none issued or outstanding	—	—
Common Stock-$0.001 par value: 150,000,000 shares authorized; 108,352,636 and 71,370,955 shares issued and outstanding as of December 31, 2007 and 2006, respectively	108,353	71,370
Additional Paid-In Capital	60,191,104	58,009,358
Deficit Accumulated Before Entering Development Stage	(11,681,500)	(11,681,500)
Deficit Accumulated During Development Stage	(57,402,071)	(52,168,148)
TOTAL STOCKHOLDERS’ DEFICIT	(8,784,114)	(5,768,920)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$303,520	$495,998

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2006
and the period from May 18, 2004 (inception) through December 31, 2007

	2007	2006	Period from May 18, 2004 through December 31,2007
REVENUES:
Sales	$122,224	$300,000	$426,224
TOTAL REVENUE	122,224	300,000	426,224

OPERATING EXPENSES:
Employee compensation and benefits	1,675,495	6,041,029	30,007,990
Professional and consulting fees	723,251	562,764	9,340,827
Impairment of goodwill	—	—	13,371,776
Impairment of intangible assets	179,788	—	179,788
Occupancy and equipment	142,080	134,593	532,404
Travel and entertainment	113,995	72,872	342,492
Write off lease	—	34,243	34,243
Other selling, general and administrative expenses	173,695	59,652	461,618
TOTAL OPERATING EXPENSES	3,008,304	6,905,153	54,271,138

LOSS FROM OPERATIONS	(2,886,080)	(6,605,153)	(53,844,914)

OTHER INCOME AND (EXPENSE):
Derivative gain(loss)	(1,712,956)	1,194,129	2,607,863
Gain on legal settlement	18,889	—	18,889
Interest income	5,025	792	7,291
Mandatory prepayment penalty	—	—	(420,000)
Other income (expense)	—	3,129	(196,176)
Gain on conversion of financial instruments	1,544,574	—	1,544,574
Interest expense	(2,185,740)	(1,008,866)	(3,720,990)
TOTAL OTHER INCOME (EXPENSE)	(2,330,208)	189,184	(158,549)

NET LOSS	(5,216,288)	(6,415,969)	(54,003,463)

Deemed dividend	(17,635)	—	(17,635)

NET LOSS ATRIBUTABLE TO COMMON STOCKHOLDERS	$(5,233,923)	$(6,415,969)	$(54,021,098)
NET LOSS PER SHARE BASIC AND DILUTED	$(0.06)	$(0.09)

Weighted average number of shares outstanding	89,736,470	71,207,912

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM INCEPTION TO DECEMBER 31, 2007

	Common Stock		Preferred Stock		Additional Paid In	Deferred Compensation	Retained
	Shares	Par Value	Shares	Par Value	Capital	Expense	Earnings	Equity
Balances as of beginning of development stage May 17, 2004	14,407,630	$14,407	3,870,000	$3,870	$14,225,974	$—	$(11,681,500)	$2,382,751
Issued shares on May 18, 2004 for compensation	27,805,000	27,805			24,996,695	(25,024,500)
Issued shares on May 18, 2004 for services	4,550,000	4,550			4,090,450			4,095,000
Issued shares on May 18, 2004 for acquisition of equipment	15,000,000	15,000			13,485,000			13,500,000
Issued shares on June 1, 2004 for services	125,000	125			249,875	(250,000)
Issued shares on June 11, 2004 for services	100,000	100			211,900			212,000
Stock option expense					626,100	(626,100)
Issued shares on July 1, 2004 for compensation	140,000	140			426,860	(427,000)
Issued shares on July 23, 2004 for services	125,000	125			284,875	(285,000)
Issued shares on November 10, 2004 for cash	242,167	242			314,575			314,817
Issued shares on November 10, 2004 for services	10,000	10			12,990			13,000
Cancelled shares November 15, 2004 per cancellation of agreement	(160,000)	(160)			(71,840)			(72,000)
Issued shares on November 17, 2004 to convert Series A preferred shares to common shares	1,031,316	1,031	(1,331,280)	(1,330)	1,391,246		(1,392,277)	(1,330)
Issued shares on November 23, 2004 to convert Series A preferred shares to common shares	1,969,008	1,970	(2,538,720)	(2,540)	1,986,728		(1,988,698)	(2,540)
Stock based compensation						8,311,012		8,311,012
Net reclassification of derivative liabilities					(3,347,077)			(3,347,077)
Net loss (from May 18, 2004 to December 31, 2004)							(15,236,339)	(15,056,339)
Balances, December 31, 2004	65,345,121	$65,345	—	$—	$58,884,351	$(18,301,588)	$(30,298,814)	$10,349,294
Cancelled shares from July 1, 2004 (returned from employee)	(140,000)	(140)			(426,860)			(427,000)
Issued shares on September 14, 2005 for compensation	140,000	140			41,860			42,000
Issued shares on October 31, 2005 for services	300,000	300			65,700			66,000
Issued shares on November 11, 2005 for services	250,000	250			44,750			45,000
Issued shares on December 6, 2005 for services	300,000	300			44,700			45,000
Cancelled shares on December 31, 2005 (returned from employee)	(975,000)	(975)			(876,500)			(877,475)
Cancelled shares on December 31, 2005 (returned from employee)	(5,000)	(5)			(4,495)			(4,500)
Amortize deferred comp expense						13,222,517		13,222,517
Net loss for year							(27,134,865)	(27,134,865)
Balances, December 31, 2005 (restated)	65,215,121	$65,215	—	$—	$57,773,506	$(5,079,071)	$(57,433,679)	$(4,674,029)

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
FROM INCEPTION TO DECEMBER 31, 2007

	Common Stock		Preferred Stock		Additional Paid In	Deferred Compensation	Retained
	Shares	Par Value	Shares	Par Value	Capital	Expense	Earnings	Equity
Balances, December 31, 2005 (restated)	65,215,121	$65,215	—	$—	$57,773,506	$(5,079,071)	$(57,433,679)	$(4,674,029)
Issued shares on January 6, 2006 for services	50,000	50			5700			5,750
Issued shares on January 6, 2006 for cash	500000	500			57000			57,500
Issued shares on January 13, 2006 for services	220,000	220			28,380			28,600
Issued shares on January 27, 2006 for compensation	451,677	452			49,233			49,685
Issued shares on February 3, 2006 for compensation	413,234	413			40,910			41,323
Issued shares on February 3, 2006 for cash	1,114,286	1,114			81,386			82,500
Issued shares on February 3, 2006 for services	297,843	297			29,488			29,785
Issued shares on February 14, 2006 for compensation	201,539	202			38,091			38,293
Issued shares on February 22, 2006 for services	150,000	150			34,350			34,500
Issued shares on March 8, 2006 for cash	400,000	400			39,600			40,000
Issued shares on March 9, 2006 for cash	400,000	400			39,600			40,000
Issued shares on March 23, 2006 for services	300,000	300			80,700			81,000
Issued shares on March 24, 2006 for compensation	186,648	187			48,529			48,716
Issued shares on May 9, 2006 for services	60,000	60			9,240			9,300
Issued shares on May 25, 2006 for services	172,147	172			22,207			22,379
Issued shares on June 8, 2006 for cash	38,460	38			4,962			5,000
Issued shares on June 16, 2006 for services	300,000	300			32,700			33,000
Issued shares on September 15, 2006 for services	400,000	400			39,600			40,000
Issued shares on October 31, 2006 for services	500,000	500			29,500			30,000
Adoption of 123R					(475,324)	475,324
Amortize deferred comp expense						4,603,747		4,603,747
Net loss for year							(6,415,969)	(6,415,969)
Balances, December 31, 2006	71,370,955	$71,370	—	$—	$58,009,358	$—	$(63,849,648)	$(5,768,920)

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
FROM INCEPTION TO DECEMBER 31, 2007

	Common Stock		Preferred Stock		Additional Paid In	Deferred Compensation	Retained
	Shares	Par Value	Shares	Par Value	Capital	Expense	Earnings	Equity
Balances, December 31, 2006	71,370,955	$71,370	—	$—	$58,009,358	$—	$(63,849,648)	$(5,768,920)
Issued shares on January 2, 2007 for services	100,000	100			7,900			8,000
Issued shares on January 23, 2007 for conversion	1,000,000	1,000			59,000			60,000
Issued shares on January 30, 2007 for services	500,000	500			42,000			42,500
Issued shares on March 14, 2007 for conversion	3,000,000	3,000			157,000			160,000
Issued shares on April 13, 2007 for services	160,000	160			35,040			35,200
Issued shares on April 13, 2007 for services	300,000	300			65,700			66,000
Issued shares on April 30, 2007 for conversion	713,708	714			(119,866)			(119,152)
Issued shares on May 11, 2007 for conversion	157,895	158			(53,974)			(53,816)
Issued shares on May 16, 2007 for warrants exercised	833,333	834			65,834			66,668
Issued shares on May 16, 2007 for conversion	833,333	833			49,167			50,000
Issued shares on May 16, 2007 for conversion	713,708	714			(119,894)			(119,180)
Issued shares on May 16, 2007 for conversion	4,127,000	4,127			243,332			247,459
Issued shares on May 16, 2007 for conversion	359,595	360			(111,235)			(110,875)
Issued shares on May 16, 2007 for conversion	178,427	178			(29,973)			(29,795)
Issued shares on May 17, 2007 for conversion	11,970	12			(1,531)			(1,519)
Issued shares on May 17, 2007 for conversion	71,370	71			(9,130)			(9,059)
Issued shares on June 1, 2007 for conversion	200,000	200			11,800			12,000
Issued shares on June 7, 2007 for conversion	5,900,231	5,900			346,662			352,562
Issued shares on June 13, 2007 for services	400,000	400			79,600			80,000
Issued shares on June 13, 2007 for cash	1,750,000	1,750			298,250			300,000
Issued shares on June 13, 2007 for cash	1,500,000	1,500			348,500			350,000
Placement agent fees					(58,500)			(58,500)
Stock received					100			100
Unreturned shares	5,000	5			4,495			4,500
Issued shares on August 3, 2007 for conversion	3,793,301	3,793			115,202			118,995
Issued shares on August 23, 2007 for conversion	174,035	174			10,212			10,386
Issued shares on August 23, 2007 for conversion	588,235	588			22,451			23,039
Issued shares on September 7, 2007 for warrants exercised	3,999,999	4,000			236,000			240,000
Issued shares on October 31, 2007 for warrants exercised	437,500	438			34,562			35,000
Issued shares on November 9, 2007 for conversion	442,416	442			37,189			37,631
Issued shares on November 15, 2007 for cash	700,000	700			55,300			56,000
Issued shares on November 19, 2007 for cash	250,000	250			19,750			20,000
Issued shares on November 20, 2007 for cash	100,000	100			7,900			8,000

Issued shares on November 20, 2007 for cash	62,500	63			4,937			5,000
Issued shares on November 20, 2007 for cash	15,000	15			1,185			1,200
Issued shares on November 26, 2007 for cash	12,500	13			987			1,000
Issued shares on November 27, 2007 for cash	12,500	13			987			1,000
Issued shares on November 27, 2007 for cash	12,500	13			987			1,000
Issued shares on November 27, 2007 for cash	6,250	6			494			500
Issued shares on November 27, 2007 for cash	37,500	38			2,962			3,000
Issued shares on November 27, 2007 for cash	300,000	300			23,700			24,000
Issued shares on November 27, 2007 for cash	300,000	300			23,700			24,000
Issued shares on November 27, 2007 for cash	100,000	100			7,900			8,000
Issued shares on November 30, 2007 for cash	200,000	200			15,800			16,000
Issued shares on November 30, 2007 for cash	100,000	100			7,900			8,000
Issued shares on November 30, 2007 for cash	300,000	300			23,700			24,000
Issued shares on December 5, 2007 for cash	150,000	150			11,850			12,000
Issued shares on December 5, 2007 for cash	100,000	100			7,900			8,000
Issued shares on December 5, 2007 for cash	100,000	100			7,900			8,000
Issued shares on December 5, 2007 for cash	250,000	250			19,750			20,000
Issued shares on December 5, 2007 for cash	3,750	4			296			300
Issued shares on December 6, 2007 for services	350,000	350			52,150			52,500
Issued shares on December 14, 2007 for cash	6,250	6			494			500
Issued shares on December 14, 2007 for cash	3,750	4			296			300
Issued shares on December 14, 2007 for cash	28,750	29			2,271			2,300
Issued shares on December 14, 2007 for cash	4,375	4			346			350
Issued shares on December 18, 2007 for cash	6,250	6			494			500
Issued shares on December 18, 2007 for cash	6,250	6			494			500
Issued shares on December 18, 2007 for cash	6,250	6			494			500
Issued shares on December 18, 2007 for cash	100,000	100			7,900			8,000
Issued shares on December 31, 2007 for cash	1,000,000	1,000			79,000			80,000
Issued shares on December 31, 2007 for cash	100,000	100			7,900			8,000
Deemed dividend					17,635		(17,635)
Net loss for year							(5,216,288)	(5,216,288)
Balances , December 31, 2007	108,352,636	$108,353	—	$—	$60,191,104	$—	$(69,083,571)	$(8,784,114)

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006
and the period from May 18, 2004 (inception) through December 31, 2007

	2007	2006	Period from May 18, 2004 through December 31,2007

Operating activities:
Net loss	$(5,216,288)	$(6,415,969)	$(54,003,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on conversion of financial instruments	(1,544,574)	—	(1,544,574)
Impairment of goodwill	—	—	13,371,776
Impairment of intangible assets	179,788	—	179,788
Loss on previously capitalized lease	—	34,243	34,243
Amortization of debt discounts and deferred finance costs	2,112,288	271,908	2,526,742
Change in derivative liability, net of bifurcation	1,712,956	(637,129)	(1,453,962)
Stock based compensation	288,700	5,096,078	32,656,045
Depreciation expense	13,644	20,134	98,960
Other non cash items	—	—	(34,933)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(38,845)	1,845	169,937
Accounts payable and other liabilities	408,783	472,743	2,614,808
Net cash used in operating activities	(2,083,548)	(1,156,147)	(5,384,633)

Investing Activities:
Capital expenditures, net	(3,069)	—	(139,002)
Increase in other assets	—	—	(179,786)
Net cash used in investing activities	(3,069)	—	(318,788)

Financing Activities:
Proceeds from borrowings under notes payable, net	875,000	970,350	3,028,430
Proceeds from sale of common stock	941,950	225,000	1,616,767
Principal payments on long term debt	—	—	(32,478)
Borrowing on debt related party	30,376	—	30,376
Principal payments on notes payable related party	(17,300)	—	(17,300)
Proceeds from CD, warrants and rights net of issuance cost	341,668	—	1,200,709
Net cash provided by financing activities	2,171,694	1,195,350	5,826,504

Net change in cash and cash equivalents	85,077	39,203	123,083

Cash and cash equivalents, beginning of period	40,602	1,399	2,596
Cash and cash equivalents, end of period	$125,679	$40,602	$125,679

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006
and the period from May 18, 2004 (inception) through December 31, 2007

	2007	2006	Period from May 18, 2004 through December 31, 2007
Supplemental disclosures of cash flow information
Cash paid for:
Interest	—	—	59,840
Income taxes	—	—	—

Non-cash transactions:
Restatement of notes payable to notes payable related parties	—	1,201,346	1,393,346
Exchange of convertible notes for stock	1,559,804		1,559,804
Stock Issued for Settlement of Payables	—	—	6,697
Deemed dividend	17,635	—	17,635
Exchange of convertible preferred stock for common stock 3,000,324 shares	—	—	3,380,975

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1. ORGANIZATION, PRINCIPLE ACTIVITIES AND BASIS OF PRESENTATION

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

The accompanying financial statements of Power3 at December 31, 2007, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of Power3 Medical Products have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). Certain prior period amounts have been reclassified to conform to the December 31, 2007 presentation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of Power3’s cash, accounts payables, and accrued expenses approximates their estimated fair values due to the short term maturities of those financial instruments. The fair value of related party transactions is not determinable due to their related party nature.

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

Power3’s cash may exceed FDIC protection levels at different points throughout the year; management believes the risk associated with this possible exposure is minimal. Power3 was within FDIC protection limits at December 31, 2007 and 2006, respectively.

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

Debt Discounts and Deferred Finance Costs

Debt discounts and deferred finance costs are being amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts and deferred financing costs amounted to $2,112,288 and $271,908 during the years ended December 31, 2007 and 2006, respectively.

Patents

Costs incurred for patent applications are capitalized and will be expensed over the life of the patent upon approval of the patent. If patent applications are unsuccessful, cost associated with these patents is expensed immediately.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable.

Statement of Financial Accounting Standards (SFAS) 142 “Accounting for Intangible Assets” provides that some intangible assets are not subject to periodic amortization, but are evaluated at least annually for impairments. During March 2008 management had reassessed the future cash flow and concluded that the prior expectations do not appear to be obtainable. This updated analysis resulted in management’s decision to impair intangible assets completely, as of December 31, 2007, resulting in impairment losses of $179,788 during the year ended December 31, 2007.

Accounting for Derivative Instruments

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in Power3's structured borrowings, are separately valued and accounted for on Power3's balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Lattice Valuation Model

Power3 valued the conversion features in their convertible notes using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values the embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) Power3 exercises its right to convert the debentures and (5) Power3 defaults on the debentures. Power3 uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur. Based on the analysis of these factors, Power3 uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

Black−Scholes Valuation Model

Power3 uses the Black−Scholes pricing model to determine the fair values of its warrants. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management's judgment, and which may impact net income or loss. In particular, Power3 uses volatility rates based upon the closing stock price of Power3’s common stock. Power3 uses a risk free interest rate which is the U.S. Treasury bill rate for a security with a maturity that approximates the estimated expected life of the derivative or security.

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Power3 had losses in 2007 and 2006. Basic and diluted loss per share is the same as the effect of our potential common stock equivalents would be anti-dilutive.

Stock Based Compensation

Effective January 1, 2006, Power3 began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (SFAS) 123R, “Share−Based Payment”, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Power3 had accounted for stock options according to the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Power3 adopted the modified prospective transition method provided for under SFAS 123R, and, consequently, has not retroactively adjusted results from prior periods.

Stock issued to employees is recorded at the fair value of the shares granted based upon the closing market price of Power3’s stock at the measurement date and recognized as compensation expense over the applicable requisite service period. Warrants granted to non-employees are recorded at the estimated fair value of the options granted using the Black-Scholes pricing model and recognized as general and administrative expense over the applicable requisite service period.

As of December 31, 2007, the Company has not granted options to employees.

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

Research and Development

Research and development costs, which approximated $109,899 and $40,867 for the years ended December 31, 2007 and 2006, respectively, are expensed as incurred.

Cash Equivalents

For purposes of the statements of cash flows, Power3 considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2007 and 2006 there were no cash equivalents.

Revenue Recognition

Power3’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104-Revenue Recognition in Financial Statements (SAB 104) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 the Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the seller’s price is fixed or determinable, and (4) collectability is reasonably assured.

Recently Issued Accounting Pronouncements

Power3 does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 3.  GOING CONCERN

As shown in the accompanying financial statements, Power3 incurred net losses chargeable to common shareholders of $5,233,923 and $6,415,969 in fiscal 2007 and 2006, respectively, and has an accumulated deficit of $8,784,114 as of December 31, 2007. These conditions create an uncertainty as to Power3's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. The financial statements do not include any adjustment that might be necessary if Power3 is unable to continue as a going concern.

Note 4. EQUIPMENT

Equipment consisted of the following at December 31, 2007 and 2006:

Description	Life	2007	2006

Computers & Related Devices	5 years	$12,377	$11,294
Less: Accumulated Depreciation		(9,113)	(6,248)
		$3,264	$5,046

Lab Equipment	5 years	$92,382	$90,396
Less: Accumulated Depreciation		(89,847)	$(79,068)
		2,535	11,328
Total Equipment Net of Depreciation		$5,799	$16,374

Note 5. OTHER CURRENT LIABILITIES

Other liabilities and accrued expenses consisted of the following at December 31, 2007 and 2006:

	2007	2006

Accrued rent	$49,103	$60,054
Accrued interest	447,647	733,274
Liquidated damages	—	24,000
Prepayment penalty	145,000	420,000
Accrued payroll taxes	6,021	58,408
Accrued liabilities	9,516	111,999
Salaries payable	56,899	110,073
Common stock payable	48,750	—
Preferred stock payable	480,000	—
	$1,242,936	$1,517,808

Note 6. INCOME TAXES

During 2007 and 2006, Power3 incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $16,812,667 and $14,165,749 at December 31, 2007 and 2006, respectively and will expire in the years 2019 through 2027.

At December 31, 2007 the deferred tax assets consisted of the following:

Net Operating loss	$5,716,307
Less: Valuation allowance	$(5,716,307)
Net Deferred tax asset	$—

Note 7. RELATED PARTY TRANSACTIONS

In order to obtain bridge loan financing for the Company, Steven B. Rash, Chief Executive Officer of Power3, and Dr. Ira Goldknopf, Director of Proteomics of Power3, have both pledged 9,914,500 and 8,753,000 shares of Power3 common stock they owned personally, as collateral for the bridge loans obtained. In certain instances, these bridge loan providers have sold pledged shares they were holding as collateral for the notes to pay back the notes payable. The amounts obtained from the sale of pledged shares have been reported to the Company by the lenders. The Company owed Steven B. Rash notes payable, for the amounts of his pledged shares that have been sold, in the amount of $924,456 and $608,342 at December 31, 2007 and 2006, respectively. The Company owed Dr. Ira Goldknopf notes payable, for the amounts of his pledged shares that have been sold, in the amount of $975,360 and $785,004 at December 31, 2007 and 2006, respectively.

During 2007 and 2006, the following notes were issued to Steven B. Rash: $90,682 on January 2, 2007, maturing on July 2, 2007, at 6% interest; $242,732 on May 8, 2007, maturing on November 8, 2007, at 6% interest; $40,515 on January 20, 2006, maturing on June 19, 2006, at 6% interest; 50,000 on March 1, 2006, maturing on June 1, 2006, at 6% interest; $11,500 on September 5, 2006, maturing on September 5, 2007, at 6% interest; $315,010 on September 30, 2006, maturing on March 30, 2007, at 6% interest; $5,800 on October 27, 2006, maturing on October 26, 2007, at 6% interest; and $94,341 on December 31, 2006, maturing on June 30, 2007, at 6% interest.

During 2007 and 2006, the following notes were issued to Dr. Ira Goldknopf: $18,135 on September 30, 2006, maturing on March 30, 2007, at 6% interest; $5,387 on September 30, 2006, maturing on March 30, 2007, at 6% interest; $304,734 on September 30, 2006, maturing on June 30, 2007 at 6% interest; $89,400 on March 2, 2006, maturing on June 2, 2006, at 6% interest; $106,117 on December 31, 2006, maturing on December 31, 2007, at 6% interest; $4,180 on January 2, 2007 maturing on July 2, 2008, at 6% interest; $36,176 on May 8, 2007, maturing on November 8, 2008, at 6% interest; $150,000 on December 28, 2007, maturing on December 27, 2008 at 6% interest.

During 2005, Michael Rosinski, a previous employee of the Company, loaned the Company $35,000 at 6% interest. The loan remains outstanding, is in default and is carried on the balance sheet.

Amounts owed to Steven B. Rash, Dr. Ira Goldknopf and Michael Rosinski total $1,934,816 and $1,428,346 at December 31, 2007 and 2006, respectively.

Note 8. OTHER COMMITMENTS AND CONTINGENCIES

On October 28, 2005, Power3 received notice of a Petition to Enforce Foreign Judgment citation filed against the Company by KForce regarding an employment fee adjudicated in December 2003 in the state of Florida against the Company, in the amount of $15,873, together with $4,735 in interest. Power3 does not agree with the Foreign Judgment and is attempting to resolve the issue prior to enforcement. No resolution has been achieved on this issue at this time; however, the Company is endeavoring to resolve the petition. This debt is not recorded in accounts payable by the Company because it is the Company’s position that the judgment should never have been entered against Power3, but rather against a different corporate entity, not related to Power3 in any way. The Company’s attorney in this matter feels that no loss is probable, nor will the Company be obligated to pay any sums whatsoever on this matter. The Company has pled improper party and expects to be vacated from the suit since it does not apply to the Company. Power3 has counterclaimed KForce given that their suit is frivolous.

On March 12, 2008, all matters involving an ex-employee, of certain trade secrets, defamation and tortious interference with Power3's contractual relations with other parties, and a pendent wage claim for severance pay, were resolved. In settlement of this lawsuit, 325,000 shares were issued on March 26, 2008 and payment of $35,000 will be made to the ex-employee no later than April 30, 2008. As of December 31, 2007 the Company has accrued $35,000 salaries payable and $48,750 stock payable.

Warrants:

Warrants have been issued to various investors and others in connection with financing arrangements and for services. A summary table of the warrants outstanding is as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding at beginning of year	14,499,996	$.40	5,383,333	$.95

Cancelled	550,000	$.20	—	$—

Granted	20,213,955	$.10	9,116,663	$.08

Exercised	5,270,832	$.08	—	$—

Outstanding at end of year	28,893,119	$.12	14,499,996	$.40

Exercisable at the end of the year	28,893,119	$.12	14,499,996	$.40

The following table summarizes information about the Company’s warrants outstanding at December 31, 2007:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)
$ .08	15,179,162	3
$ .10	9,713,958	2
$ .14	1,666,666	5
$ .20	833,333	2
$ .25	1,000,000	5
$ .98	300,000	1
$ 1.00	100,000	Ind
$ 3.00	100,000	2

	28,893,119	3

Note 9. FINANCING ARRANGEMENTS

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

Under the Agreements, the Purchasers also received warrants to purchase an aggregate of up to 2,500,000 and 333,333 shares of common stock for tranche one and two, respectively, and additional investment rights to purchase up to an additional $2,500,000 of convertible debentures. The warrants are exercisable at a price of $0.08 per share, subject to adjustment, including anti-dilution protection. The additional investment rights are exercisable at a price equal to the principal amount of the debentures to be purchased, for (1) a period of nine months following the effective date of the registration statement to be filed pursuant to the Registration Rights Agreement, or (2) a period of 18 months from the date of issuance of the additional investment rights, whichever is shorter. The rights debentures will have the same terms as the debentures described above, except that the conversion price will be equal to $1.08.

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

Of the $1,400,000 Convertible Debentures mentioned above the Company settled $884,990 and $0 at December 31, 2007 and 2006, respectively, resulting in a balance of $515,010 and $1,400,000 at December 31, 2007 and 2006, respectively. As a result of negotiations with the purchasers the default penalty has been reduced to $145,000 as of December 31, 2007.

On April 3, 2007, the Company entered into a joint venture agreement with NeoGenomics to form a Contract Research Organization (CRO) and collaborate on research work in the future. In addition, NeoGenomics agreed to purchase a convertible debenture for $200,000 and acquired options to purchase common stock of the Company during 2007. Under the terms of the agreement, Power3 agreed to issue, and NeoGenomics agreed to purchase, a convertible debenture in the principal amount of $200,000. The convertible debenture will be convertible into common shares of the Company at $.20 per share; however the conversion price can be reset at any time and from time to time, in accordance with paragraphs 7 and 9 of the Agreement. The debenture shall accrue interest at 6% per annum, payable quarterly, and the principal amount of the debenture shall be due and payable two years after closing.

In addition, in consideration of NeoGenomics, Inc.’s commitment to purchase the debenture and form the joint venture, Power3 signed a Letter of Intent with an expiration date of November 16, 2007 granting, to Neogenomics, Inc., an irrevocable option (the “First Option”) to purchase, in one or a series of transactions, voting convertible preferred stock that is convertible into such number of shares of common stock of Power3, after taking into account all outstanding First Option Preferred Stock, on an as-converted basis.

Further, in consideration of NeoGenomics, Inc.’s commitment to purchase the debenture and form the joint venture, the Letter of Intent granted NeoGenomics, Inc. an irrevocable option (the “Second Option”) to purchase, in one or a series of transactions, voting convertible preferred stock that is convertible into such number of shares of common shares of the Company as is necessary to increase NeoGenomics, Inc.’s ownership of the voting common stock of Power3 up to 60% of Power3’s voting common stock, after taking into consideration all outstanding First Option Preferred Stock and Second Option Preferred Stock, on an as-converted basis.

Currently, Power3 and NeoGenomics are in discussion to revise the expired Letter of Intent between the respective organizations.

Power3 has converted several notes and plans to continue doing so. In some instances, Power3 has offered terms of conversion lower than the original agreement including raising the strike price of warrants attached to these instruments. As a result of this additional consideration, upon conversion the Company has recorded a $1,544,574 gain on the conversion of notes during the year ended December 31, 2007. The change in the conversion terms represented greater than 10% of the principal value of the notes and as a result extinguishment accounting has been applied consistent with EITF 96-19.

As a result of the above notes, Power3 has determined that the conversion feature of the convertible debentures and the warrants issued with the convertible debentures are embedded derivative instruments pursuant to Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under the provisions of EITF Issue No. 00−19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. The Company estimates fair value of warrants using the Black-Scholes option pricing model and the conversion feature of their notes using the binomial lattice model. The estimates inherent within these models directly affect the reported amounts of the derivative instrument liabilities.

Deemed Dividend

As part of Power3’s attempt to induce exercise the strike price of several warrants was reduced resulting in a deemed dividend of $17,635 consistent with EITF 98-5. The deemed dividend was valued using the Black-Scholes model immediately before and after the inducement consistent with paragraph 51 of SFAS 123R.

Convertible Debentures, Warrants and Additional Investment Rights:

The carrying values of the Company’s convertible debentures amounted to $645,190 and $360,417, at December 31, 2007 and December 31, 2006, respectively.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2007 and December 31, 2006:

Derivative Liabilities:	2007	2006
Common stock warrants	$1,563,183	$875,783
Embedded conversion feature	1,205,719	186,480
Additional investment rights	642,792	183,056
Other derivative instruments	382,611	36,029
	$3,794,305	$1,281,348

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

The proceeds from the Trinity financing were allocated first to the warrants, based upon their fair values, with the balance of $103,100 allocated to the notes. The allocation of proceeds to the fair value to the warrants was performed because, as discussed in the previous section, share settlement is not within management’s control. Such amount was initially classified as a derivative liability. The resulting note discount is being amortized through periodic charges to interest expense using the effective method over the life of the notes. Amortization of note discount amounted to $60,522 and $68,499 during the year ended December 31, 2007 and December 31, 2006, respectively. The Company did not make its required debt service payments in March and April 2006. The first Trinity note was paid in full during 2006. On October 3, 2007 a settlement agreement was reached with Trinity to pay off the second Trinity note. The agreement states that Trinity is to retain 1,300,000 shares from which the legend will be removed. The shares are to be sold in payment of the outstanding debt. If the sale of the 1,300,000 shares yields less than $150,000, Power3 is to pay the difference in cash. The value of the shares is in excess of the amount owed; therefore, Power3 has not accrued any additional liability.

Other derivative financial instruments consist of various warrants that were issued prior to and subsequent to the debenture financing and were reclassified from stockholders’ equity or initially accounted for as liabilities, at fair values, since share-settlement was not within the Company’s control after the debenture financing.

Notes Payable in Default and to Related Parties

The Company is in default under the provisions of its October 2004 Securities Purchase Agreement, and accompanying registration rights agreement and debentures. The default stems from the Company’s inability to obtain effectiveness of the registration statement on Form SB-2, as amended (File No. 333-122227) filed pursuant to the registration rights agreement. The registration statement was withdrawn on June 20, 2007. During the year ended December 31, 2007, the Company has settled with a number of its Convertible Debenture Holders as previously mentioned above.

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

During 2006, the payoff of Company notes payable from the sale of personally pledged shares resulted in the Company entering into Notes Payable with Steven B. Rash, Chairman and CEO of the Company and Dr. Ira Goldknopf, Director of Proteomics of the Company, in the amount of $517,166 and $523,773 respectively. At the end of the year 2006, the total Notes Payable due Mr. Rash for all such transactions were $608,342 and the total Notes Payable due Dr. Goldknopf for such transactions were $785,004. These notes, along with the note payable to Mike Rosinski in the amount of $35,000, brings the total Notes Payable to related parties, as of December 31, 2006, to $1,428,346.

During 2007, the payoff of Company notes payable from the sale of personally pledged shares, resulted in the Company entering into Notes Payable with Steven B. Rash, Chairman and CEO of the Company and Dr. Ira Goldknopf, Director of Proteomics of the Company, in the amount of $333,414 and $190,356 respectively. At the end of the year 2007, the total Notes Payable due Mr. Rash for all such transactions were $924,456 and the total Notes Payable due Dr. Goldknopf for such transactions were $975,360. These notes, along with the note payable to Mike Rosinski in the amount of $35,000, brings the total Notes Payable to related parties, as of December 31, 2007, to $1,934,816 as follows:

	2007	2006
Notes payable in default:
Cordillera I	$251,000	$251,000
Cordillera II	$200,000	$200,000
Trinity	$—	$155,500
Discount on Trinity Note	$—	$(94,678)
Fife	$—	$266,000
Totals	$451,000	$777,822
Notes payable:
Kazanowski	$50,000	$—
	$50,000	$—
Notes payable - related parties:
Rash	$924,456	$608,342
Goldknopf	$975,360	$785,004
Rosinski	$35,000	$35,000

Totals	$1,934,816	$1,428,346

Note 10. OTHER SIGNIFICANT EQUITY TRANSACTIONS

Deemed distribution:

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

During the 4th Quarter of 2004, the Company converted Series A Preferred Stock owned by former management of the Company to common shares, per the terms of the Series A Preferred Stock held by these individuals (Novak, Gray and Leonard).  As part of that transaction the Company recorded a deemed distribution of $3,380,975, the market value of the common shares issued at the date of issue of the common shares.  Since both of these deemed distributions occurred after May 18, 2004, the date the Company entered the development stage, the total of these two deemed distributions ($16,752,751) is included in the deficit accumulated during the development stage in the balance sheet of the Company.

Deemed dividend:

As part of Power3’s attempt to induce exercise the strike price of several warrants was reduced resulting in a deemed dividend of $17,635 consistent with EITF 98-5. The deemed dividend was valued using the Black-Scholes model immediately before and after the inducement consistent with paragraph 51 of SFAS 123R.

Sales of common stock during 2004:

The Company did not sell any common stock for cash during 2004.

Sales of common stock during 2005:

The Company did not sell any common stock for cash during 2005.

Sales of common stock during 2006:

On January 6, 2006, 500,000 shares of common stock were sold to a private investor to raise $57,500.

On February 3, 2006, 1,114,286 shares of common stock were sold to private investors to raise $82,500.

On March 8, 2006, 400,000 shares of common stock were sold to private investors to raise $40,000.

On March 9, 2006, 400,000 shares of common stock were sold to private investors to raise $40,000.

On June 8, 2006, 38,460 shares of common stock were sold to a private investor to raise $5,000.

Stock Issued during 2006 under the 2004 Stock Compensation Plan:

During 2006, 2,449,990 shares of common stock of the Company were issued to attorneys and consultants as compensation for services rendered. The estimated fair value of these shares was recorded as general and administrative expense of $314,314 based upon the closing price of Power3’s stock at the measurement date.

During 2005, 140,000 shares of common stock were returned from a former employee and those shares were re-issued to a new employee. In addition, 850,000 shares were issued, under the 2004 Stock Compensation Plan, to attorneys for legal services.

Sales of common stock during the year ended December 31, 2007:

On June 13, 2007, 1,750,000 shares of common stock were sold to a private investor to raise $300,000. There were no warrants associated with this transaction.

On June 13, 2007, 1,500,000 shares of common stock were sold to a private investor to raise $350,000. There were no warrants associated with this transaction.

On June 13, 2007, $58,500 was paid to placement agents in connection with the two sales above. These costs were deducted from the proceeds of this transaction and resulted in a reduction of additional paid in capital.

On November 15, 2007 700,000 shares of common stock were sold to private investors to raise $56,000.

On November 19, 2007 250,000 shares of common stock were sold to private investors to raise $20,000.

On November 20, 2007 177,500 shares of common stock were sold to private investors to raise $14,200.

On November 26, 2007 12,500 shares of common stock were sold to private investors to raise $1,000.

On November 27, 2007 768,750 shares of common stock were sold to private investors to raise $61,500.

On November 30, 2007 600,000 shares of common stock were sold to private investors to raise $48,000.

On December 5, 2007 603,750 shares of common stock were sold to private investors to raise $48,300.

On December 14, 2007 49,375 shares of common stock were sold to private investors to raise $3,950.

On December 18, 2007 118,750 shares of common stock were sold to private investors to raise $9,500.

On December 31, 2007 1,100,000 shares of common stock were sold to private investors to raise $88,000.

Shares issued for services during the year ended December 31, 2007:

5,000 shares of common stock issued to an employee for services were added to the books to reflect shares issued but not recorded.

On January 2, 2007, 100,000 shares were issued for services. The Company estimated the fair value of this transaction to be $8,000 based upon the closing stock price of the Company’s stock at the measurement date.

On January 30, 2007, 500,000 shares were issued for services. The Company estimated the fair value of this transaction to be $42,500 based upon the closing stock price of the Company’s stock at the measurement date.

On June 13, 2007, 400,000 shares were issued for services. The Company estimated the fair value of this transaction to be $80,000 based upon the closing stock price of the Company’s stock at the measurement date.

Shares issued for debt during the year ended December 31, 2007:

On April 13, 2007, 460,000 shares were issued for debt. The Company estimated the fair value of this transaction to be $101,200 based upon the closing stock price of the Company’s stock at the measurement date.

On December 6, 2007, 350,000 shares were issued for debt. The Company estimated the fair value of this transaction to be $52,500 based upon the closing stock price of the Company’s stock at the measurement date.

Shares issued for conversion of debt during the year ended December 31, 2007:

26,265,224 shares of common stock were issued for the conversion of convertible notes as discussed in Note 9 above resulting in a gain on extinguishment of debt of $1,544,574.

Shares issued for exercise of warrants during the year ended December 31, 2007:

5,270,832 shares of common stock were issued for the exercise of warrants resulting in cash receipts of $341,667.

Note 11. SUBSEQUENT EVENTS

On January 7, 2008, a total of 2,000 shares of common stock were issued to four employees in recognition of receiving the 3rd Annual Chairman’s Circle of Excellence Award.

On January 16, 2008, 231,250 shares of common stock were issued for cash to private investors in the amount of $18,500.

Two executive level employees were hired with the following compensation: 500,000 options convertible into common stock vesting January 18, 2008 (have not been issued to-date); 20,000 options convertible into common stock based on performance; 10,000 options convertible into common stock based on performance; commission on revenues; and commission on equity capital raised.

On February 8, 2008, 5,706,667 shares of common stock were issued for conversion of debt in the amount of $342,400.

On February 12, 2008, 3,612,625 shares of common stock were issued for cash to private investors in the amount of $289,010.

On February 14, 2008, 200,000 shares of common stock were issued for cash to private investors in the amount of $20,000.

On February 25, 2008, 1,150,000 shares of common stock were issued for cash to private investors in the amount of $115,000.

On March 12, 2008, 374.000 shares of common stock were issued for cash to private investors in the amount of $37,400.

On March 26, 2008, 325,000 shares of common stock were issued in settlement of a dispute with a former employee as mentioned above.

On April 3, 2008, 1,250,000 shares of common stock were issued for cash to private investors in the amount of $100,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 10, 2007, Malone & Bailey, P.C. was dismissed as the independent auditor for Power3 Medical Products, Inc. Malone & Bailey, P.C. has served as the independent auditor of Power3's annual financial statements since the audit of the calendar year ended December 31, 2005. From the date on which Malone & Bailey, P.C. was engaged until the date they were dismissed, there were no disagreements with Malone & Bailey, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey, P.C., would have caused Malone & Bailey, P.C. to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no "reportable events" as that term is defined in Item 304(a) (1) (iv) of Regulation S-B.

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

On August 10, 2007, Power3 executed an engagement letter with McElravy, Kinchen & Associates, P.C. ("MKA") to assume the role of its new certifying accountant. MKA has been asked to perform the quarterly reviews of Power3 for the quarters ended June 30, 2007 and September 30, 2007 and the audit for the year ended December 31, 2007.

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

Other than the changes described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion is based upon the number and magnitude of the year end adjusting entries.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of internal control over financial reporting. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007. For quarter ended September 30, 2007 deficiencies related to expense recognition and disclosure control deficiencies related to transactions involving equity issuances and derivatives were identified. The adjustment to expense and the footnote disclosure deficiencies were detected by our independent auditors during the review process and were appropriately corrected, recorded and disclosed on Form 10-QSB for the three and nine month period ended September 30, 2007. Following a review of the deficiencies, management determined that we had incorrectly accounted for equity issuances and derivative valuations during such period. As a result, management concluded that our disclosure controls and procedures were not effective. Management concluded that the following three deficiencies were identified in our control process:

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

•	There is a need for the improved supervision and training of our accounting staff.

•	There is deficiency in segregation of duties due to the small size of the Company.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Name	Position Held with the Company	Age	Date First Elected or Appointed

Steven B. Rash	Chief Executive Officer and Director	60	May 18, 2004
Ira L. Goldknopf	Director of Proteomics and Director	62	May 18, 2004
Marion J. McCormick	Chief Accounting Officer	44	July 27, 2007

Certain additional information concerning the individuals named above is set forth below. This information is based on information furnished by each director, executive officer and significant employee.

Steven B. Rash joined the Company in May 2004 as Chairman of the Board of Directors and Chief Executive Officer. Mr. Rash served as Chairman of the Board of Directors and Chief Executive Officer of Advanced BioChem, Inc. from September 2003 to May 2004. Prior to that time he was an independent consultant from February 2003 until September 2003. In April 2001, Mr. Rash was employed as a consultant to Global Water Technologies, Inc. and was hired as President and interim CFO of the Company in January 2002 and retained that position until February 2003. From April 2000 until April 2001, he was an independent consultant. From June 1995 until March 2000, Mr. Rash was employed as President and CEO of American BioMed, Inc., a publicly traded medical device company. Mr. Rash has a B.S. in Business Administration from the University of Delaware and an M.B.A. from Southern Illinois University.

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

Marion J. McCormick joined the Company in July 2007 as Chief Accounting Officer. Mrs. McCormick was a staff auditor for Malone & Bailey, PC from September of 2006 to April of 2007. Prior to that time Mrs. McCormick established and ran the accounting department for MRSB, Ltd. from October 2005 until September 2006. Mrs. McCormick has a B.S.B Accounting from the University of Phoenix.

There are no family relationships among any of the directors or executive officers of the Company. Except as disclosed below with respect to the amended and restated employment agreements of Messrs. Rash and Goldknopf, no arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director or executive officer was elected to serve.

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

Scientific Advisory Board

The Company’s Scientific Advisory Board provides assistance in the research and development of the Company’s products. Unlike members of the Company’s Board of Directors, members of the Scientific Advisory Board, other than Dr. Goldknopf, are not involved in the management or operations of the Company. As of December 31, 2007, the members of the Scientific Advisory Board are as follows:

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

Dr. Alan B. Hollingsworth, M. D. received his M.D. with Distinction from the University of Oklahoma, College of Medicine in 1975 where he served as First Vice-President of Alpha Omega Alpha Honor Medical Society. In addition to his general surgery residency at the University of Oklahoma, he completed a one-year fellowship in surgical pathology at U.C.L.A. In the 1980s, he joined the first wave of surgeons who chose to limit their practices to breast cancer. He was the Founding Medical Director of the University of Oklahoma Institute for Breast Health in 1993 where he held the G. Rainey Williams Chair of Surgical Breast Oncology. Currently, he serves as Medical Director of Mercy Women’s Center (Mercy Health Center, Oklahoma City) and Medical Director, Breast MRI of Oklahoma. His interest in breast cancer risk assessment led to the publication of the first lay book on the subject, The Truth About Breast Cancer Risk Assessment, and he served as lead author for the multi-institutional consensus paper published in the American Journal of Surgery by the national breast cancer risk assessment working group.

Marwan Sabbagh M.D. is the founding director of the Cleo Roberts Center for Clinical Research under the umbrella of the Sun Health Research Institute. Opened in 2000, the Center, with Dr. Sabbagh as the principle investigator, has conducted more than 50 Clinical trials and studies on Alzheimer’s and Parkinson’s diseases, as well as prostate cancer and Fibromyalgia. Dr. Sabbagh, a board-certified neurologist, received his undergraduate degree from the University of California Berkeley and his medical degree from the University of Arizona in Tucson. He is also the Associate Director of the Arizona Alzheimer’s Disease Core Center, a clinical instructor in the Sun Health St. Joseph’s Hospital’s Geriatric Fellowship Program, and a visiting scientist in the Department of Neurology at Mayo Clinic Scottsdale. He is also a staff physician at Boswell Memorial Hospital where he specializes in the diagnosis and treatment of Alzheimer’s disease. Dr. Sabbagh served his residency in neurology at Baylor College of medicine and a fellowship in geriatric neurology and dementia at the UCSD School of Medicine where he was on the faculty prior to joining Sun Health Research Institute. Dr. Sabbagh has authored or co-authored almost 70 chapter, reviews, and original papers on Alzheimer’s disease as well as authored a book on Alzheimer’s prevention entitled “The Alzheimer’s Answer: Reduce Your Risk and Keep Your Brain Healthy.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and the persons who beneficially own more than ten percent (10%) of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to the Company. Based solely on the reports received by the Company and on representations of the reporting persons, the Company determined that there were a number of transactions that were not timely reported. With respect to its current directors, executive officers, and persons beneficially owning more than ten percent (10%) of the Company’s common stock, the Company undertook to file forms throughout the year. The Company has implemented new procedures to ensure improved compliance with the reporting requirements on an on-going basis. To the Company’s knowledge, based solely on its review of the reports received and on representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2007.

Code of Ethics

The Company has adopted a code of ethics applicable to its principal executive officer and principal financial officer which is incorporated by reference with this Annual Report.

Item 10. Executive Compensation

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the four fiscal years ended December 31, 2007 of our Chief Executive Officer and our other executive officers:

Summary Compensation Table
					Long Term Compensation
		Annual Compensation(1)			Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Restricted Stock Award(s)(2) ($)	Securities Underlying Options/SARs (#)	All Other Compe-nsation ($)	Total ($)
Steven B. Rash,	2007	260,425		0	0	0	(3)(4)(5)	260,425
Chairman of the Board /	2006	282,301		0	0	0	0	282,301
Chief Executive Officer	2005	248,426		0	0	0	0	248,426

Dr. Ira L. Goldknopf,	2007	104,167		0	0	0	(7)	104,167
Director of Proteomics (6)	2006	98,207		0	0	0	0	98,207
	2005	78,948		0	0	0	0	78,948

John P. Burton, Former	2007	59,103	(8)	0	0	0	0	59,103
Chief Financial Officer	2006	112,936		0	0	0	0	112,936
	2005	57,138		0	42,000	0	0	99,138

Marion J. McCormick,	2007	30,329	(8)	0	0	0	0	30,329
Chief Accounting Officer

(1)	Other annual compensation provided to the named executive officers did not exceed the applicable disclosure requirements.
(2)
At December 31, 2004 the aggregate number and value of all restricted shares held by each of the named executive officers was as follows: Mr. Rash - 13,250,000 restricted shares, $11,925,000 value and Dr. Goldknopf - 13,250,000 restricted shares, $11,925,000 value. The values are based on the closing price of $0.90 of the Company’s common stock on May 18, 2004. Although the Company does not expect to pay dividends on its common stock, any dividends which may be paid on its common stock will not be paid on the restricted stock unless and until such time as the restricted stock becomes nonforfeitable.

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

(8)	Salary for John Burton reflects amount earned from January to end of employment in July 2007. Salary for Marion McCormick reflects amount earned from August to December 2007.

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

Option Grants in Last Fiscal Year

No options were granted to the above named officers in 2006 or 2007.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2007, the most recent practicable date, regarding beneficial ownership of the Company’s common stock by the following persons: (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of the Company’s directors; (iii) each of the Company’s executive officers named in the executive compensation table; and (iv) all of the Company’s directors and executive officers as a group. The data shown in the table immediately below is based on the stock transfer agent report as of December 31, 2007. To the Company’s knowledge, there has been no change to any of the amounts reported in the table below, as of the date of filing this report.

Unless otherwise indicated below, to the Company’s knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC based on factors including voting and investment power with respect to shares, subject to applicable community property laws. Shares of common stock subject to options or warrants exercisable within 60 days of December 31, 2007 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares of Common Stock	Percent of Class

Steven B. Rash 3400 Research Forest Dr., Suite B2-3 The Woodlands, Texas 77381	3,335,500	3.11%

Ira L. Goldknopf 3400 Research Forest Dr., Suite B2-3 The Woodlands, Texas 77381	3,121,403	1.01%

Marion McCormick 3400 Research Forest Dr., Suite B2-3 The Woodlands, Texas 77381	9,750	*

All current directors and executive officers as a group (3 persons)	6,446,653	6.03%

*Indicates less than one percent.

Changes of Control

In addition to the shares of the Company’s common stock beneficially owned by Mr. Rash and Dr. Goldknopf described above, the Company has entered into amended and restated employment agreements with Mr. Rash and Dr. Goldknopf which require the Company to issue 1,500,000 shares of restricted Series B preferred stock to each of Mr. Rash and Dr. Goldknopf. On September 6, 2007, the Company filed the certificate of amendment necessary to designate the Series B preferred stock and the powers, designations and relative rights of the Series B preferred stock but has not issued the shares of the Series B preferred stock. The Company intends to issue such shares of the Series B preferred stock to the two officers during calendar year 2008.

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

Employee Stock Option Plans

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans enacted by management and approved by the Board of Directors, but not submitted for a vote or approved by all holders of the Company’s securities	0	0	3,318,340

Total	0	0	3,318,340

The 1,318,340 securities that remain available for future issuance under equity compensation plans arise from the Company’s 2004 Directors, Officers and Consultants Stock Option, Stock Warrant, and Stock Award Plan (“2004 Plan”). The Company has issued 4,681,660 shares of common stock under the 2004 Plan. The 2004 Plan initially authorized the issuance of 6,000,000 shares of the Company’s common stock and 2,000,000 warrants pursuant to the Plan; however, the number of shares available under the 2004 Plan shall increase so that immediately following any grant of securities under the 2004 Plan, the total number of shares issuable under the 2004 Plan and reserved for issuance upon exercise of options, warrants, or conversion of shares of preferred stock will equal 15% of the total number of the Company’s issued and outstanding shares of common stock.

Item 12. Certain Relationships and Related Transactions.

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

In order to obtain bridge loan financing for the Company, Steven B. Rash, Chief Executive Officer of Power3, and Dr. Ira Goldknopf, Director of Proteomics of Power3, have both pledged a number of shares of stock they owned personally, as collateral for the bridge loans obtained. In the case of three of these bridge loan providers, pledged shares have been sold to pay back the notes payable due to the lenders. The amounts obtained from the sale of pledged shares have been reported to the Company by the lenders. As of December 31, 2007, the Company owed Steven B. Rash notes payable, in the amounts of his pledged shares that have been sold, in the amount of $924,456.  As of December 31, 2007, the Company owed Dr. Ira Goldknopf notes payable, in the amounts of his pledged shares that have been sold, in the amount of $975,360.

Item 13. Exhibits

Exhibit No.	INDEX

2.1
Asset Purchase Agreement dated as of May 11, 2004 by and among Power3 Medical Products, Inc., Advanced BioChem, Inc. d/b/a ProteEx, Steven B. Rash and Ira Goldknopf (incorporated by reference to Exhibit 2.1 to the Company’s Registration State on Form SB-2 (File No. 333-122227).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.5 to the Company’s Form 10-SB filed on September 28, 1998).

3.2	Certificate of Merger (incorporated by reference to Exhibit 2.7 to the Company’s Form 10-SB filed on September 28, 1998).

3.3	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 2.9 to the Company’s Form 10-SB filed on September 28, 1998).

3.4	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3. (I).10 to the Company’s Form S-3 filed on March 2, 2000).

3.5	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 5, 2004).

3.6	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on November 14, 2007).

3.7	Bylaws (incorporated by reference to Exhibit 2.10 to the Company’s Form 10-SB filed on September 28, 1998).

4.1	Form of Convertible Debenture Due October 28, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 3, 2004).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 3, 2004).

4.3	Form of Additional Investment Right (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 3, 2004).

10.1	Amended and Restated Employment Agreement for Steven B. Rash (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 5, 2005).

10.2	Amended and Restated Employment Agreement for Ira L. Goldknopf, Ph.D. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2005).

10.3
Exclusive License Agreement dated effective as of June 28, 2004 by and between Baylor College of Medicine and Power3 Medical Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004).

10.4
Research Agreement signed August 17, 2004 by and between Baylor College of Medicine and Power3 Medical Products, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-KSB for the year ended December 31, 2005).

10.5
Patent and Technology License Agreement dated August 1, 2004 by and between The Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center, and Power3 Medical Products, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004).

10.6
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

10.10
2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed January 20, 2004).

10.11
Collaborative Research Agreement, dated March 21, 2005, by and between New Horizons Diagnostics and Power3 (incorporated by reference to Exhibit 16.1 of the Company’s Registration Statement on Form 10-KSB filed September 9, 2005).

10.12
Collaborative Research and Licensing Agreement, dated May 17, 2005, by and between BioSite Incorporated and Power3 for collaborative research and worldwide licensing to BioSite Incorporated (incorporated by reference to Exhibit 16.1 of the Company’s Registration Statement on Form 10-KSB filed September 9, 2005).

10.13	Research Agreement, dated October 13, 2005, between Power3 and Pfizer, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 19, 2005).

10.14	Promissory Note executed by Power3 and Cordillera Fund LP in the amount of $251,000, dated April 5, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed August 22, 2005).

10.15	Promissory Note, dated May 31, 2005, executed by Power3 and Steven B. Rash in the amount of $55,000 (incorporated by reference to Exhibit 26.4 to the Company’s Form SB-2/A filed on October 6, 2005).

10.16
Promissory Note, dated June 3, 2005, executed by Power3 and Dr. Ira Goldknopf in the amount of $50,000 (incorporated by reference to Exhibit 26.5 to the Company’s Form SB-2/A filed on October 6, 2005).

10.17
Promissory Note, dated June 13, 2005, executed June 17, 2005 between Power3 and John Fife in the amount of $396,500 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 22, 2005).

10.18
Promissory Note (Amended version), dated August 29, 2005, executed by Power3 and John Fife in the amended amount of $446,500 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 9, 2005).

10.19
Promissory Note executed by Power3 and Cordillera Fund LP in the amount of $200,000, dated September 5, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 9, 2005).

10.20	Promissory Note, dated October 17, 2005, between Power3 and Dr. Ira Goldknopf in the amount of $39,231 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 19, 2005).

10.21	Promissory Note, dated September 6, 2005, between Power3 and Dr. Ira Goldknopf in the amount of $80,000 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 9, 2005).

10.22
Promissory Note, dated November 23, 2005, between Power3 and Dr. Ira Goldknopf in the amount of $52,000 (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-KSB for the year ended December 31, 2005).

10.23	Promissory Note executed on December 12, 2005 between Power3 and Trinity Financing (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 12, 2005).

10.24	Promissory Note executed on August 7, 2006, between Power3 and Rich Kraniak in the amount of $20,000 (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-KSB for December 2006).

10.25	Promissory Note executed on August 7, 2006, between Power3 and Rich Kraniak in the amount of $100,000 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-QSB for March 31, 2007).

10.26	Promissory Note executed on October 27, 2006, between Power3 and Rich Kraniak in the amount of $100,000 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-QSB for March 31, 2007).

10.27	Promissory Note executed on October 27, 2006, between Power3 and Rich Kraniak in the amount of $30,000 (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-KSB for December 2006).

10.28	Promissory Note executed on October 27, 2006, between Power3 and Steven B. Rash in the amount of $5,800 (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-KSB for December 2006).

10.29	Promissory Note executed on September 30, 2006, between Power3 and Steven B. Rash in the amount of $315,010 (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-KSB for December 2006).

10.30	Promissory Note executed on January 20, 2006, between Power3 and Steven B. Rash in the amount of $40,515 (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-KSB for December 2006).

10.31
Promissory Note executed on May 31, 2005, between Power3 and Steven B. Rash in the amount of $55,000 (incorporated by reference to Exhibit 26.4 to the Company’s Form SB-2/A as filed on October 6, 2005).

10.32	Promissory Note executed on March 1, 2006, between Power3 and Steven B. Rash in the amount of $50,000 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-QSB for March 31, 2007).

10.33	Promissory Note executed on December 31, 2006, between Power3 and Steven B. Rash in the amount of $ 94,341 (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-KSB for December 2006).

10.34
Promissory Note executed on September 30, 2006, between Power3 and Dr. Ira Goldknopf in the amount of $18,135 (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-KSB for December 2006).

10.35
Promissory Note executed on September 30, 2006, between Power3 and Dr. Ira Goldknopf in the amount of $5,387 (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-KSB for December 2006).

10.36
Promissory Note executed on September 30, 2006, between Power3 and Dr. Ira Goldknopf in the amount of $304,734 (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-KSB for December 2006).

10.37	Promissory Note executed on March 2, 2006, between Power3 and Dr. Ira Goldknopf in the amount of $89,400 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-QSB for March 31, 2006).

10.38
Promissory Note executed on December 31, 2006, between Power3 and Dr. Ira Goldknopf in the amount of $106,117 (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-KSB for December 2006).

10.39
Promissory Note executed on September 6, 2005 between Power3 and Dr. Ira Goldknopf in the amount of $80,000 (incorporated by reference to Exhibit 10.2 to the Company Form 8-K filed on September 9, 2005).

10.40
Promissory Note executed on October 27, 2006, between Power3 and Roger Kazanowski in the amount of $150,000 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-QSB for March 31, 2007).

10.41	Promissory Note executed on October 31, 2006, between Power3 and Andrew Dahl in the amount of $12,000 (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-QSB for March 31, 2007).

10.42	Promissory Note executed on October 27, 2006, between Power3 and Steve Scott in the amount of $25,000 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-QSB for March 31, 2007).

10.43	Promissory Note executed on November 30, 2006, between Power3 and Jeffrey Hyde in the amount of $10,000 (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-QSB for March 31, 2007).

10.44
Promissory Note executed on September 14, 2006, between Power3 and Magic Arts & Entertainment in the amount of $50,000 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-QSB for March 31, 2007).

10.45	Promissory Note, dated May 31, 2006, between Power3 and John Fife in the amount of $266,000 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-QSB for June 30, 2006).

10.46	Consulting Agreement signed with Noble Investments, dated March 1, 2007 (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-QSB for March 31, 2007).

10.47	Joint Venture Agreement signed with NeoGenomics (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-QSB for March 31, 2007).

10.48	Code of Ethics for Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed September 9, 2005).

10.49	Distributor Agreement and Release between Power3 Medical Products, Inc. and Financial Advisory House (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-QSB for September 30, 2007).

10.50
Settlement Agreement and Release of All Claims between Accounts Payable Vendor and Power3 Medical Products, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-QSB for September 30, 2007).

10.51*	Stock Purchase Agreement signed by and between shareholders and Power3 Medical Products, Inc.

10.52*	Share Purchase Agreement signed by and between investors and Power3 Medical Products, Inc.

10.53*	Clinical Trial Agreement effective August 24, 2007 by and between Sun Health Research Institute and Power3 Medical Products, Inc. signed 11/6/07.

14.1
Statement of Company Policy and Policy Regarding Confidentiality and Securities Trades by Company Personnel (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-QSB for September 30, 2007).

31.1*	Certification of Power3 Medical Products, Inc. Chief Executive Officer, Steven B. Rash, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Power3 Medical Products, Inc. Chief Accounting Officer, Marion J. McCormick, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Power3 Medical Products, Inc. Chief Executive Officer, Steven B. Rash, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Power3 Medical Products, Inc. Chief Accounting Officer, Marion J. McCormick, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated September 6, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed September 10, 2007).

99.2	Press Release dated October 15, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8k filed October 16, 2007).

* Furnished with this report

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate amount of fees billed by the Company’s independent accountants for the year ended December 31, 2007 and the year ended December 31, 2006:

	2007	2006
Audit Fees:	$47,821	$113,614
Audit Related Fees:	$-	$-
Tax Fees:	$2,835	$6,519
All Other Fees:	$-	$-

Total Fees:	$50,656	$120,133

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
Signature	Title	Date

/s/ Steven B. Rash	Chairman and	April 15, 2008
Steven B. Rash	Chief Executive Officer

/s/ Ira L. Goldknopf	Secretary and Director of	April 15, 2008
Ira L. Goldknopf	Proteomics

/s/ Marion J. McCormick	Chief Accounting Officer	April 15, 2008
Marion J. McCormick