Form 10-Q
period 2008-03-31
POWER 3 MEDICAL PRODUCTS INC
filed 2008-05-15
CIK 1063530

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

COMMISSION FILE NO. 000-24921

Power3 Medical Products, Inc.
(Exact name of small business issuer as specified in its charter)

New York	0-24921	65-0565144
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

	3400 Research Forest Drive, Suite B2-3 Woodlands, Texas (Address of principal executive offices)	77381 (Zip Code)

Issuer’s Telephone Number: (281) 466-1600

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common stock, $.001 par value
(Title of class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)? . Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of May 15, 2008, was 121,879,178 shares.

The number of shares outstanding of the registrant’s preferred Series B stock, par value $.01 per share, as of May 15, 2008, was 3,000,000 shares.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$13,725	$125,679
Other Current Assets	20,454	23,247
TOTAL CURRENT ASSETS	34,179	148,926

OTHER ASSETS
Deferred Finance Costs, net of amortization of $200,020 and $176,952 at March, 31, 2008 and December 31, 2007, respectively	104,129	127,197
Furniture, Fixtures and Equipment, net of accumulated depreciation of $99,506 and $98,960 at March, 31, 2008 and December 31, 2007, respectively	8,051	5,799
Deposits	21,598	21,598
TOTAL ASSETS	$167,957	$303,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$973,008	$969,387
Notes Payable – in default	451,000	451,000
Notes Payable	50,000	50,000
Notes Payable to Related Parties	1,934,816	1,934,816
Convertible Debentures-in default, net of amortization of $1,194,733 and $1,178,865 at March, 31, 2008 and December 31, 2007, respectively	629,322	645,190
Other Current Liabilities	1,203,619	1,242,936
Derivative Liabilities	1,625,689	3,794,305
TOTAL LIABILITIES	6,867,454	9,087,634

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common Stock-$0.001 par value; 150,000,000 shares authorized; 120,054,178 and 108,352,636 shares issued and outstanding as of March, 31, 2008 and December 31, 2007, respectively	120,055	108,353
Additional Paid-In Capital	61,054,908	60,191,104
Deficit Accumulated Before Entering Development Stage	(11,681,500)	(11,681,500)
Deficit Accumulated During Development Stage	(56,192,960)	(57,402,071)
TOTAL STOCKHOLDERS’ DEFICIT	(6,699,497)	(8,784,114)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$167,957	$303,520

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
and the period from May 18, 2004 (inception) through March 31, 2008
(unaudited)

	2008	2007 Restated	Period from May 18, 2004 through March 31, 2008
REVENUES:
Sales	$—	$121,724	$426,224
TOTAL REVENUE	—	121,724	426,224

OPERATING EXPENSES:
Employee compensation and benefits	283,921	264,826	30,291,911
Professional and consulting fees	85,698	92,445	9,426,525
Impairment of goodwill	—	—	13,371,776
Impairment of intangible assets	—	—	179,788
Occupancy and equipment	44,496	22,543	576,900
Travel and entertainment	56,456	17,810	398,948
Write off lease	—	—	34,243
Other selling, general and administrative expenses	107,173	34,664	568,791
TOTAL OPERATING EXPENSES	577,744	432,288	54,848,882

LOSS FROM OPERATIONS	(577,744)	(310,564)	(54,422,658)

OTHER INCOME AND (EXPENSE):
Derivative gain (loss)	2,168,616	(6,372,367)	4,776,479
Gain on legal settlement	17,875	—	36,764
Interest income	1,051	1,020	8,342
Mandatory prepayment penalty	—	—	(420,000)
Other income (expense)	—	—	(196,176)
Gain (loss) on conversion of financial instruments	—	137,041	1,544,574
Interest expense	(388,616)	(180,935)	(4,109,606)
TOTAL OTHER INCOME (EXPENSE)	1,798,926	(6,415,241)	1,640,377

NET GAIN (LOSS)	$1,221,182	$(6,725,805)	$(52,782,281)

Deemed dividend	$(12,071)	$—	$(29,706)

NET GAIN (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,209,111	$(6,725,805)	$(52,811,987)
NET GAIN (LOSS) PER SHARE, BASIC	$0.01	$(0.09)

NET GAIN PER SHARE, FULLY DILUTED (122,023,763 AS OF MARCH 31, 2008) See Note 1.	$0.01	$—
Weighted average number of shares outstanding	115,458,242	73,118,117

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM INCEPTION TO MARCH 31, 2008

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
FROM INCEPTION TO MARCH 31, 2008

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

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
FROM INCEPTION TO MARCH 31, 2008

	Common Stock		Preferred Stock		Additional Paid In Capital	Deferred Compensation Expense	Retained Earnings	Equity
	Shares	Par Value	Shares	Par Value
Balances, December 31, 2006	71,370,955	$71,370	—	$—	$58,009,358	$—	$(63,849,648)	$(5,768,920)
Issued shares on January 2, 2007 for services	100,000	100			7,900			8,000
Issued shares on January 23, 2007 for conversion	1,000,000	1,000			59,000			60,000
Issued shares on January 30, 2007 for services	500,000	500			42,000			42,500
Issued shares on March 14, 2007 for conversion	3,000,000	3,000			157,000			160,000
Issued shares on April 13, 2007 for services	160,000	160			35,040			35,200
Issued shares on April 13, 2007 for services	300,000	300			65,700			66,000
Issued shares on April 30, 2007 for conversion	713,708	714			(119,866)			(119,152)
Issued shares on May 11, 2007 for conversion	157,895	158			(53,974)			(53,816)
Issued shares on May 16, 2007 for warrants exercised	833,333	834			65,834			66,668
Issued shares on May 16, 2007 for conversion	833,333	833			49,167			50,000
Issued shares on May 16, 2007 for conversion	713,708	714			(119,894)			(119,180)
Issued shares on May 16, 2007 for conversion	4,127,000	4,127			243,332			247,459
Issued shares on May 16, 2007 for conversion	359,595	360			(111,235)			(110,875)
Issued shares on May 16, 2007 for conversion	178,427	178			(29,973)			(29,795)
Issued shares on May 17, 2007 for conversion	11,970	12			(1,531)			(1,519)
Issued shares on May 17, 2007 for conversion	71,370	71			(9,130)			(9,059)
Issued shares on June 1, 2007 for conversion	200,000	200			11,800			12,000
Issued shares on June 7, 2007 for conversion	5,900,231	5,900			346,662			352,562
Issued shares on June 13, 2007 for services	400,000	400			79,600			80,000
Issued shares on June 13, 2007 for cash	1,750,000	1,750			298,250			300,000
Issued shares on June 13, 2007 for cash	1,500,000	1,500			348,500			350,000
Placement agent fees					(58,500)			(58,500)
Stock received					100			100
Unreturned shares	5,000	5			4,495			4,500
Issued shares on August 3, 2007 for conversion	3,793,301	3,793			115,202			118,995
Issued shares on August 23, 2007 for conversion	174,035	174			10,212			10,386
Issued shares on August 23, 2007 for conversion	588,235	588			22,451			23,039
Issued shares on September 7, 2007 for warrants exercised	3,999,999	4,000			236,000			240,000
Issued shares on October 31, 2007 for warrants exercised	437,500	438			34,562			35,000
Issued shares on November 9, 2007 for conversion	442,416	442			37,189			37,631
Issued shares on November 15, 2007 for cash	700,000	700			55,300			56,000
Issued shares on November 19, 2007 for cash	250,000	250			19,750			20,000
Issued shares on November 20, 2007 for cash	100,000	100			7,900			8,000
Issued shares on November 20, 2007 for cash	62,500	63			4,937			5,000
Issued shares on November 20, 2007 for cash	15,000	15			1,185			1,200
Issued shares on November 26, 2007 for cash	12,500	13			987			1,000
Issued shares on November 27, 2007 for cash	12,500	13			987			1,000
Issued shares on November 27, 2007 for cash	12,500	13			987			1,000
Issued shares on November 27, 2007 for cash	6,250	6			494			500
Issued shares on November 27, 2007 for cash	37,500	38			2,962			3,000
Issued shares on November 27, 2007 for cash	300,000	300			23,700			24,000
Issued shares on November 27, 2007 for cash	300,000	300			23,700			24,000
Issued shares on November 27, 2007 for cash	100,000	100			7,900			8,000
Issued shares on November 30, 2007 for cash	200,000	200			15,800			16,000
Issued shares on November 30, 2007 for cash	100,000	100			7,900			8,000
Issued shares on November 30, 2007 for cash	300,000	300			23,700			24,000
Issued shares on December 5, 2007 for cash	150,000	150			11,850			12,000
Issued shares on December 5, 2007 for cash	100,000	100			7,900			8,000
Issued shares on December 5, 2007 for cash	100,000	100			7,900			8,000
Issued shares on December 5, 2007 for cash	250,000	250			19,750			20,000
Issued shares on December 5, 2007 for cash	3,750	4			296			300
Issued shares on December 6, 2007 for services	350,000	350			52,150			52,500
Issued shares on December 14, 2007 for cash	6,250	6			494			500
Issued shares on December 14, 2007 for cash	3,750	4			296			300
Issued shares on December 14, 2007 for cash	28,750	29			2,271			2,300
Issued shares on December 14, 2007 for cash	4,375	4			346			350
Issued shares on December 18, 2007 for cash	6,250	6			494			500
Issued shares on December 18, 2007 for cash	6,250	6			494			500
Issued shares on December 18, 2007 for cash	6,250	6			494			500
Issued shares on December 18, 2007 for cash	100,000	100			7,900			8,000
Issued shares on December 31, 2007 for cash	1,000,000	1,000			79,000			80,000
Issued shares on December 31, 2007 for cash	100,000	100			7,900			8,000
Deemed dividend					17,635		(17,635)
Net loss for year							(5,216,288)	(5,216,288)
Balances, December 31, 2007	108,352,636	$108,353	—	$—	$60,191,104	$—	$(69,083,571)	$(8,784,114)

Issued shares on January 7, 2008 for services	2,000	2			248			250
Issued shares on January 15, 2008 for cash	231,250	231			18,269			18,500
Issued shares on January 23, 2008 for cash	105,000	105			8,295			8,400
Issued shares on January 25, 2008 for cash	287,500	288			22,712			23,000
Issued shares on January 28, 2008 for cash	2,255,125	2,255			178,155			180,410
Issued shares on January 29, 2008 for cash	886,250	886			70,014			70,900
Issued shares on February 5, 2008 for cash	1,000,000	1,000			99,000			100,000
Issued shares on February 7, 2008 for cash	37,500	38			2,962			3,000
Issued shares on February 8, 2008 for cash	200,000	200			19,800			20,000
Issued shares on February 8, 2008 for conversion	5,706,667	5,707			336,693			342,400
Issued shares on February 12, 2008 for cash	415,250	415			40,285			40,700
Issued shares on February 13, 2008 for cash	100,000	100			9,900			10,000
Issued shares on February 15, 2008 for cash	50,000	50			4,950			5,000
Issued shares on March 17, 2008 for cash	100,000	100			9,900			10,000
Issued shares on March 25, 2008 for lawsuit settlement	325,000	325			30,550			30,875
Deemed dividend					12,071		(12,071)
Net gain for year							1,221,182	1,221,182
Balances, March 31, 2008	120,054,178	$120,055	—	$—	$61,054,908	$—	$(67,874,460)	$(6,699,497)

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
and the period from May 18, 2004 (inception) through March 31, 2008
(unaudited)

	March 31, 2008	March 31, 2007 Restated	Period from May 18, 2004 through March 31, 2008
Operating activities:
Net gain (loss)	$1,221,182	$(6,725,805)	$(52,782,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on conversion of financial instruments	—	(137,041)	(1,544,574)
Gain on legal settlement	(17,875)	—	(17,875)
Impairment of goodwill	—	—	13,371,776
Impairment of intangible assets	—	—	179,788
Loss on previously capitalized lease	—	—	34,243
Amortization of debt discounts and deferred finance costs	327,200	192,065	2,853,942
Change in derivative liability, net of bifurcation	(2,168,616)	6,372,367	(3,622,578)
Stock based compensation	250	55,000	32,656,295
Stock issued for settlement of lawsuit	30,875	—	30,875
Depreciation expense	548	6,888	99,508
Other non cash items	—	—	(34,933)
Changes in operating assets and liabilities:
Accounts receivable	—	(89,224)	—
Prepaid expenses and other current assets	2,793	550	172,730
Accounts payable and other liabilities	4,577	10,043	2,601,510
Net cash used in operating activities	(599,066)	(315,157)	(5,983,699)

Investing Activities:

Capital expenditures, net	(2,798)	—	(141,800)

Increase in other assets	—	—	(179,786)

Net cash used in investing activities	(2,798)	—	(321,586)

Financing Activities:

Proceeds from borrowings under notes payable, net	—	409,000	3,028,430
Proceeds from sale of common stock	489,910	—	2,106,677

Principal payments on long term debt	—	—	(32,478)
Borrowing on debt related party	—	94,862	30,376
Principal payments on notes payable related party	—	(11,500)	(17,300)
Proceeds from CD, warrants and rights net of issuance cost	—	—	1,200,709
Net cash provided by financing activities	489,910	492,362	6,316,414

Net change in cash and cash equivalents	(111,954)	177,205	11,129

Cash and cash equivalents, beginning of period	125,679	40,602	2,596
Cash and cash equivalents, end of period	$13,725	$217,807	$13,725

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
and the period from May 18, 2004 (inception) through March 31, 2008
(unaudited)

	2008	2007 Restated	Period from May 18, 2004 through March 31, 2008
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$—	$—	$59,840
Income taxes	$—	$—	$—

Non-cash transactions:
Restatement of notes payable to notes payable related parties	—	1,201,346	1,393,346
Exchange of convertible notes for stock	342,400	357,041	1,902,204
Stock Issued for Settlement of Payables	—	—	6,697
Deemed dividend	12,071	—	29,706
Exchange of convertible preferred stock for common stock 3,000,324 shares	—	—	3,380,975
Stock held in escrow	120,000	—	120,000

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Power3 Medical Products, Inc. (“Power3”or the “Company”) at March 31, 2008, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Power3’s Form 10-KSB for the year ended December 31, 2007. In management’s opinion, these interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods are not necessarily indicative of the results which can be expected for the entire year.

Restatements

Restatements of previously reported financial results for the three month period ended March 31, 2007, were made. See Note 7.

Earnings Per Share

Basic and diluted earnings per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income.

Earnings per share for the period ended March 31, 2008 is computed as follows:

	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Net Income	$1,221,182
Basic EPS
Income available to common stockholders	$1,209,111	115,458,242	$.01
Effective Dilutive EPS *
Income available to common stockholders	$1,209,111	122,023,763	$.01

*As of March 31, 2008, Power3 has 115,458,242 weighted average shares outstanding. The Company uses the treasury stock method to determine whether any outstanding options or warrants are to be included in the diluted earnings per share calculation.  As of March 31, 2008, Power3 had 29,570,328 shares issuable on warrants exercisable as follows:

Exercise Price	Number Of Shares Issuable	Proceeds
$.06	2,333,333	$140,000
$.08	12,845,829	1,027,666
$.09	833,333	75,000
$.10	13,557,833	1,355,784
	29,570,328	$2,598,450

Using an average share price for the quarter ended March 31, 2008 of $0.113, the warrants result in a net additional possible dilution of 6,565,521 shares.  This results in 122,023,763 shares used in the above calculation. An additional 3,896,266 warrants have been earned, but are not “in the money” and are therefore not included in this calculation, due to their anti-dilutive effect.

NOTE 2. GOING CONCERN

As shown in the accompanying financial statements, Power3 has an accumulated deficit of $67,874,460 as of March 31, 2008 and negative operating cash flows since inception of approximately $6,000,000. These conditions create an uncertainty as to Power3's ability to continue as a going concern.

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

Of the $1,400,000 Convertible Debentures mentioned above the Company has settled $884,990 during the three months ended March 31, 2008 and the year ended December 31, 2007, resulting in a balance of $515,010 at March 31, 2008.

On April 3, 2007, the Company entered into a joint venture agreement with NeoGenomics to form a Contract Research Organization (CRO) and collaborate on research work in the future. Currently, Power3 and NeoGenomics are in discussion to revise the expired Letter of Intent between the respective organizations.

Power3 has converted several notes and plans to continue doing so. In some instances, Power3 has offered terms of conversion lower than the original agreement including raising the strike price of warrants attached to these instruments. As a result of this additional consideration, upon conversion the Company recorded a $137,041 gain on the conversion of notes during the three months ended March 31, 2007. The change in the conversion terms represented greater than 10% of the principal value of the notes and as a result extinguishment accounting has been applied consistent with EITF 96-19.

As a result of the convertible debentures, Power3 has determined that the conversion feature of the convertible debentures and the warrants issued with the convertible debentures are embedded derivative instruments pursuant to Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under the provisions of EITF Issue No. 00−19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. The Company estimates fair value of warrants using the Black−Scholes option pricing model and the conversion feature of their notes using the binomial lattice model. The estimates inherent within these models directly affect the reported amounts of the derivative instrument liabilities.

Deemed Dividend

As part of Power3’s attempt to induce warrant holders to exercise their warrants, the strike price of certain warrants was reduced resulting in a deemed dividend of $12,071, consistent with EITF 98-5. The deemed dividend was valued using the Black-Scholes model immediately before and after the inducement consistent with paragraph 51 of SFAS 123R.

Convertible Debentures, Warrants and Additional Investment Rights:

The carrying values of the Company’s convertible debentures amounted to $629,322 and $645,190, at March 31, 2008 and December 31, 2007, as follows.

Convertible Debentures:	As of March 31, 2008	As of December 31. 2007
Securities Purchase Agreement Holders	$515,010	$515,010
Discount	—	(86,844)

Note 3:
Chosid	—	200,000
Wood	—	120,000
Seyburn	100,000	100,000
Discount on Note 3	—	(210,417)

Note 4:
NeoGenomics	200,000	200,000
Discount on Note 4	(185,688)	(192,559)
Totals	$629,322	$645,190

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at March 31, 2008 and December 31, 2007:

Derivative Liabilities:	March 31, 2008	December 31, 2007
Common stock warrants	$884,312	$1,563,183
Embedded conversion feature	338,719	1,205,719
Additional investment rights	250,352	642,792
Other derivative instruments	152,306	382,611
	$1,625,689	$3,794,305

The fair values of certain other derivative financial instruments (warrants) that existed at the time of the initial Debenture Financing were re-classed from stockholders’ equity to liabilities when, in connection with the Debenture Financing, the Company no longer controlled its ability to share-settle these instruments.

Other Notes, Preferred Stock and Warrants:

During November and December 2005, the Company issued $300,000 (2 tranches of $150,000) face value, 11% notes and detachable warrants to purchase 2,000,000 shares of common stock to Trinity Financing Investments Corporation. The warrants have eight-year terms and strike prices of $0.25 for 1,000,000 shares and $0.14 for 1,000,000 shares. The note was paid in full as of the year ended December 31, 2007.

Other derivative financial instruments consist of various warrants that were issued prior to and subsequent to the debenture financing and were reclassified from stockholders’ equity or initially accounted for as liabilities, at fair values, since share-settlement was not within the Company’s control after the debenture financing.

Notes Payable in Default and to Related Parties

During the three months ended March 31, 2008 the Company did not borrow or make payments on notes payable.

The Company is in default under the provisions of its October 2004 Securities Purchase Agreement, and accompanying registration rights agreement and debentures. The default stems from the Company’s inability to obtain effectiveness of the registration statement on Form SB-2, as amended (File No. 333-122227) filed pursuant to the registration rights agreement. The registration statement was withdrawn on June 20, 2007. As of the three months ended March 31, 2008, the Company has settled with a number of its Convertible Debenture Holders and expects to settle with the remaining Convertible Debenture Holders in 2008.

The total Notes Payable to related parties, as of the period ended March 31, 2008 and the year ended December 31, 2007 is $1,934,816 as follows:

	As of March 31, 2008	As of December 31. 2007
Notes payable in default:
Cordillera I	$251,000	$251,000
Cordillera II	$200,000	$200,000
Totals	$451,000	$451,000

Notes payable:
Kazanowski	$50,000	$50,000
	$50,000	$50,000

Notes payable - related parties:
Rash	$924,456	$924,456
Goldknopf	$975,360	$975,360
Rosinski	$35,000	$35,000
Totals	$1,934,816	$1,934,816

NOTE 4. OTHER SIGNIFICANT EQUITY TRANSACTIONS

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

Deemed dividend:

As part of Power3’s attempt to induce exercise, the strike price of several warrants was reduced resulting in a deemed dividend of $12,071 and $17,635, consistent with EITF 98-5, for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. The deemed dividends were valued using the Black−Scholes model immediately before and after the inducement consistent with paragraph 51 of SFAS 123R.

Sales of common stock during the three month period ended March 31, 2008:

On January 15, 2008, 231,250 shares of common stock were issued for cash to private investors in the amount of $18,500.

On January 23, 2008, 105,000 shares of common stock were issued for cash to private investors in the amount of $8,400.

On January 25, 2008, 287,500 shares of common stock were issued for cash to private investors in the amount of $23,000.

On January 28, 2008, 2,255,125 shares of common stock were issued for cash to private investors in the amount of $180,410.

On January 29, 2008, 886,250 shares of common stock were issued for cash to private investors in the amount of $70,900.

On February 5, 2008, 1,000,000 shares of common stock were issued for cash to private investors in the amount of $100,000.

On February 7, 2008, 37,500 shares of common stock were issued for cash to private investors in the amount of $3,000.

On February 8, 2008, 200,000 shares of common stock were issued for cash to private investors in the amount of $20,000.

On February 12, 2008, 415,250 shares of common stock were issued for cash to private investors in the amount of $40,700.

On February 13, 2008, 100,000 shares of common stock were issued for cash to private investors in the amount of $10,000.

On February 15, 2008, 50,000 shares of common stock were issued for cash to private investors in the amount of $5,000.

On March 17, 2008, 100,000 shares of common stock were issued for cash to private investors in the amount of $10,000.

Shares issued for services during the three month period ended March 31, 2008:

On January 7, 2008, a total of 2,000 shares of common stock were issued to four employees in recognition of receiving the 3rd Annual Chairman’s Circle of Excellence Award. These shares were valued at $250 based upon the closing price of our common stock at the grant date.

Shares issued in settlement of legal proceedings during the three month period ended March 31, 2008:

On March 25, 2008, 325,000 shares of common stock were issued in settlement of a dispute with a former employee as mentioned above. The shares were valued at $30,875 based upon the closing price of our common stock at the grant date.

Shares issued for conversion of debt during the three month period ended March 31, 2008:

On February 8, 2008, 5,706,667 shares of common stock were issued for conversion of debt in the amount of $342,400. The shares were valued at the conversion price per convertible note agreement.

Shares issued for exercise of warrants during the three month period ended March 31, 2008:

None.

NOTE 5. COMMITMENTS AND CONTINGENCES

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

On March 12, 2008, all matters involving an ex-employee, of certain trade secrets, defamation and wrongful interference with Power3's contractual relations with other parties, and a pendent wage claim for severance pay, were resolved. In settlement of this lawsuit, 325,000 shares were issued on March 26, 2008 and payments totaling $35,000 will be made to the ex-employee. As of March 31, 2008 the accrued salaries payable is $25,000 and the Company has issued 325,000 shares of stock. The shares were valued at $30,875 based upon the closing price of our common stock at the grant date.

NOTE 6. SUBSEQUENT EVENTS

On April 3, 2008, 1,250,000 shares of common stock were issued for cash to private investors in the amount of $100,000.

On April 14, 2008, 300,000 shares of common stock were issued for cash to private investors in the amount of $30,000.

On April 17, 2008, 100,000 shares of common stock were issued for cash to private investors in the amount of $10,000.

On April 22, 2008, 75,000 shares of common stock were issued for cash to private investors in the amount of $7,500.

On April 23, 2008, 3,000,000 shares of preferred Series B stock were issued to officers of the Company pursuant to employment agreements.

On April 24, 2008, 100,000 shares of common stock were issued for cash to private investors in the amount of $10,000.

NOTE 7. RESTATEMENT

The Company has identified certain accounting errors related to derivative liabilities which resulted in changes to derivative loss, interest expense and loss on conversion of financial instruments among other errors. The Company has also identified that in the quarter ended March 31, 2007, the Company had not taken into account the impairment of erroneously accounted for deferred compensation expense, and reported incorrect balances in several accounts due to prior period adjustments that were not taken into account at the time of the filing of the quarter ended March 31, 2007.

The Company’s March 31, 2007 10-QSB was filed prior to the completion of the 2006 year end audit. During the 2006 year end audit several errors were found and as a result several adjustments were made. This restatement takes into account all changes made during the December 31, 2006 audit.

The effect on the statement of operations for the three months ended March 31, 2007 as a result of the adjustments was an increase in net loss of $2,757,370 and an $0.04 increase in the net loss per share.

The effect on the balance sheet was a decrease of $11,617,735 in total net assets.

In all other material respects, the financial statements are unchanged.

Following is a summary of the unaudited restatement adjustments:

As of March 31, 2007
SUMMARY BALANCE SHEET
(unaudited)

	As Reported (unaudited)	Adjustment		As Restated (unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$217,808	$—		$217,808
Accounts Receivable	123,335	(34,111)	(a)	89,224
TOTAL CURRENT ASSETS	341,143	(34,111)		307,032

OTHER ASSETS
Deferred Finance Costs, net of amortization	233,817	(195)	(b)	233,622
Intellectual Property	179,786	2		179,788
Goodwill	11,583,431	(11,583,431)	(c)	—
Stock Held In Escrow	120,000	—		120,000
Furniture, Fixtures and Equipment, net of accumulated depreciation	9,485	—		9,485
Deposits	5,350	—		5,350
TOTAL ASSETS	$12,473,012	$(11,617,735)		$855,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$917,724	$30,157	(d)	$947,881
Notes Payable – in default, net of amortization	672,527	(160,705)	(e)	511,822
Notes Payable to Related Parties	1,511,708	—		1,511,708
Liquidated Damages on Convertible Debt	21,000	3,000	(b)	24,000
Convertible Debentures-in default, net of amortization	394,996	27,750	(b)	422,746
Other Current Liabilities	1,343,022	(317,671)	(f)	1,025,351
Derivative Liabilities	5,391,023	3,120,471	(b)	8,511,494
TOTAL LIABILITIES	10,252,000	2,703,002		12,955,002

STOCKHOLDERS’ DEFICIT
Preferred Stock	—	—		—
Common Stock	76,970	5	(g)	76,975
Additional Paid-In Capital	62,402,938	(4,004,185)	(g)	58,398,753
Deferred Compensation Expense	(2,986,053)	2,986,053	(h)	—
Deficit Accumulated Before Entering Development Stage	(11,681,500)	—		(11,681,500)
Deficit Accumulated During Development Stage	(45,591,343)	(13,302,610)	(i)	(58,893,953)
TOTAL STOCKHOLDERS’ DEFICIT	2,221,012	(14,320,737)		(12,099,725)

TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIT	$12,473,012	$(11,617,735)		$855,277

(a)	To adjust accounts receivable to actual based upon previous errors.
(b)	To adjust to correct accounts associated with derivatives.
(c)	To adjust for goodwill impaired at year end December 31, 2006 but not reflected in quarter ended March 31, 2007.
(d)	To adjust accounts payable to actual based upon previous errors.
(e)	To adjust notes payable to actual based on errors in amortization.
(f)	To adjust to correct accounts associated with derivative and to correct accrued interest.
(g)	To adjust to correct accounts associated with derivative liability and to correct stock for services.
(h)	To adjust to correct for error in deferred compensation expense.
(i)	To adjust accumulated deficit largely due to impairment of goodwill having not been reflected in quarter ended March 31, 2007.

For the three months ended March 31, 2007

SUMMARY STATEMENT OF OPERATIONS

	As Reported	Adjustments		As Restated
REVENUES:
Sales	$121,724	$—		$121,724
TOTAL REVENUE	121,724	—		121,724

OPERATING EXPENSES:
Stock based compensation	186,387	(186,387)	(a)	—
Employee compensation and benefits	264,826	—		264,826
Professional and consulting fees	204,445	(112,000)	(b)	92,445
Occupancy and equipment	32,972	(10,429)	(c)	22,543
Travel and entertainment	17,810	—		17,810
Other selling, general and administrative expenses	49,072	(14,408)	(d)	34,664
TOTAL OPERATING EXPENSES	755,512	(323,224)		432,288

LOSS FROM OPERATIONS	(633,788)	323,224		(310,564)

OTHER INCOME AND (EXPENSE):
Derivative gain(loss)	(2,879,169)	(3,493,198)	(e)	(6,372,367)
Interest income	1,020	—		1,020
Gain(loss) on conversion of financial instruments	—	137,041	(e)	137,041
Interest expense	(456,498)	275,563	(f)	(180,935)
TOTAL OTHER INCOME (EXPENSE)	(3,334,647)	(3,080,564)		(6,415,241)

NET LOSS	$(3,968,435)	$(2,757,370)		$(6,725,805)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.05)	$(0.04)		$(0.09)

Weighted average number of shares outstanding	73,014,288	103,829		73,118,117

(a)	To adjust stock based compensation recorded in error.
(b)	To adjust to correct balance due to prior year adjustments.
(c)	To correct account balance due to error in not accruing rent.
(d)	To adjust accounts to correct balances.
(e)	To adjust to correct accounts associated with derivatives.
(f)	To adjust to correct accounts associated with derivatives and to correct accrued interest.

Item 2. Management’s Discussion and Analysis

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

Series B Preferred Stock

Pursuant to two employment agreements with two officers, the Company has agreed to issue to such officers an aggregate of 3,000,000 shares of Series B Preferred Stock. On September 6, 2007, the Company filed the Certificate of Amendment necessary to designate the Series B Preferred Stock and the powers, designations and relative rights of the Series B Preferred Stock. 3,000,000 shares of Series B Preferred Stock were issued to the two officers on April 23, 2008.

SCIENTIFIC DEVELOPMENTS

CLIA Certification

On April 2008, Power3 received its CLIA (Clinical Laboratory Improvement Amendment) compliance recertification following a CLIA regulatory inspection.Power3 earned its CLIA recertification to offer high complexity tests after meeting standards for knowledge, training, expertise, quality control, quality assurance, and testing proficiency. With CLIA recertification, Power3 is able to continue offering its blood serum based tests, BC-SeraPro™ and NuroPro®. Receipt of Power3’s CLIA recertification of compliance is a major milestone. This achievement reflects Power3’s desire to offer the highest quality proteomic tests in our continuing mission to commercialize our proteomic discoveries and serve the medical and scientific communities.

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

PRODUCT CANDIDATES

The Company plans to target the protein-based diagnostic and drug targeting markets utilizing the Company’s portfolio of proprietary disease biomarkers. In the area of neurodegenerative diseases and breast cancer, the Company has completed research and clinical validation studies involving over 2,000 patient samples and is utilizing biostatistical analysis to monitor appropriate panels of biomarkers for diagnostic sensitivity, specificity, positive predictive value, and negative predictive value. By testing patient body fluids and tissues, such as serum, nipple aspirate fluid, and bone marrow aspirate, the Company has discovered unique snapshots of protein patterns in over 2,000 patient samples that cover a broad range of diseases including:

☐	Cancers such as breast, leukemia, bladder, stomach, and esophageal; and

☐	Neurodegenerative diseases such as Alzheimer’s, ALS, and Parkinson’s disease.

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

DEVELOPMENT OF BC-SeraPro™, A PROTEOMIC BREAST CANCER SCREENING TEST

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

The availability of an accurate and minimally-invasive test would avoid such repeated mammogram exams, with their attendant discomfort, inconvenience, x-ray exposure, and emotional stress. In such cases, BC-SeraPro™ , in a 60 patient blinded study, demonstrated an 80% sensitivity and 87% specificity in the study results, could exclude malignancy at higher accuracy than mammography. As well, BC-SeraPro™ is unlikely to not identify cancer in those women who have it.

BC-SeraPro™ is then an ideal diagnostic test to evaluate breast cancer abnormalities found by mammogram or breast examination. The test would distinguish women who should have a biopsy from those who can safely avoid one. BC-SeraPro™ could detect the disease at a point when treatment is more effective, less expensive, or both.

During the quarter ending March 31, 2008, Power3 continued its blood serum breast cancer biomarker discovery program using blood serum samples collected from clinical validation sites, in collaboration with Dr. Alan Hollingsworth at the Mercy Woman’s Center in Oklahoma City, OK and Dr. Leroy Leeds at Obstetrics & Gynecological Associates, PA in Houston, TX. The Company believes that there are many advantages to a simple blood test over other types of breast cancer diagnostics, such as mammography, not the least of which is the ready acceptance by patients to having blood drawn. To date, in the latest clinical research/validation study involving Mercy Woman’sCenter and Obstetrics & Gynecological Associates, 97 patient samples have been received and analyzed. The results continue to meet the Company’s expectations. During the quarter, discussions were initiated to commence BC-SeraPro™ clinical validation studies in several Middle Eastern countries and in Greece, which may begin in the 2nd or 3rd Quarter of 2008.

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

Currently, Power3 is using a panel of 59 biomarkers employed in the development of the NuroPro® blood serum-based tests for four disease diagnostics including neurological diseases of motor control such as Parkinson’s disease, ALS and similarly presenting like disorders; ALS specific tests for ALS vs. ALS-like disorders; Alzheimer’s disease specific tests; and a Parkinson’s disease specific test. Pre-IDE applications for the first two diagnostic tests have been filed with the U.S. Food and Drug Administration (FDA). With the NuroPro® test, which involves monitoring the concentration of 59 differentially expressed proteins, the Company has identified groups of unique markers that appear to distinguish normal patients from those with motor neuron, cognitive, and other neurological disorders, from the analysis of over 850 blood serum samples.

How NuroPro® Works

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

Power3 will use its existing proprietary and patent-pending technologies to analyze the samples, seeking new protein biomarkers for the early detection of neurodegenerative diseases to add to its portfolio. The initial shipments of Parkinson’s disease and control subject samples were received in May and October 2007 and to date, 52 Parkinson’s disease patient samples, as well as age and gender matched control samples have been received and analyzed and have shown greater than expected sensitivity and specificity. The blood serum samples that were collected from the patients in Greece utilized Power3’s rigid sample collection protocols and were shipped to the Company’s CLIA certified laboratory in Houston, Texas, where the analysis was performed. The consistency in the sample results from both the US and Greece, points to how robust this test is in diverse populations. The better than expected Parkinson's test results and the numerous validation studies that are underway for Alzheimer's disease, ALS, and similar neurological disorders, confirm Power3’s commitment to bringing these tests to market in 2008.

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

In general, if there are m biomarkers, there will be a maximum of (m– 1, g– 1) discriminant functions, where g is the number of disease groups. The discriminant functions themselves are linearly independent. Thus, m – 1 discriminant functions provide incremental and non-redundant discriminant ability.

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

Marwan N. Sabbagh / Cleo Roberts Center of Clinical Research at the Sun Health Research Institute

On October 12, 2007, Power3 appointed Dr. Marwan N. Sabbagh to the Company's Scientific Advisory Board. Dr. Sabbagh, a national leader in neurodegenerative disease, is collaborating with Power3 in a 300 patient validation study of blood serum samples using Power3's NuroPro®  diagnostic screening test.

Dr. Sabbagh is currently the Director of Clinical Research at the Cleo Roberts Center of Clinical Research at the Sun Health Research Institute located in Sun City, Arizona. Power3 has a Clinical Trial Agreement with Sun Health. Dr. Sabbagh has been published in seventy reviews, and has written original research articles on Alzheimer's disease and dementia. Additionally, he has written a soon to be published book on Alzheimer's prevention. Dr. Sabbagh received his medical degree from the University of Arizona in Tucson, completed his residency in Neurology at Baylor College of Medicine in Houston, and completed his fellowship at the University of California, San Diego School of Medicine. He also serves as a staff physician at Sun Health Boswell Hospital where he practices general neurology and specializes in the diagnosis and treatment of Alzheimer's disease. Dr. Sabbagh is a Clinical Instructor in Neurology and provides both clinical and didactic expertise for the geriatric fellowship program.

In February 2008, the Company commenced a 300 patient clinical validation study of its NuroPro® diagnostic test for Alzheimer’s disease, Parkinson’s disease. Power3 has received 62 samples from the clinical validation study and the samples and the Company anticipates completion of this clinical validation study in August 2008.

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

The Parkinson’s disease patients from Dr. Marwan Sabbagh that are included in the clinical validation study will augment the Parkinson’s disease validation study presently ongoing with the Research Institute of Thessaly in Greece led by Katerina Markopoulou, the Principal Investigator.

Publications

Power3 has published the discovery of protein biomarkers for esophageal malignancies in the International Journal of Cancer. The article, titled “Alterations in Barrett’s-related adenocarcinomas: A proteomic approach,” was co-authored by Dr. Essam A. Sheta, Director of Biochemistry, and Dr. Ira L. Goldknopf, Director of Proteomics at Power3. Dr. Sheta and Dr. Goldknopf worked in collaboration with Dr. Wael El-Rifai, MD, PhD, Professor of Surgery, Medicine and Cancer Biology and Director of Surgical Oncology Research at Vanderbilt University Medical Center, Nashville, TN.

Esophageal malignancies are the sixth leading cause of cancer death in the world and represent about 1% of the cancers diagnosed in the United States. Dr. El-Rifai said that “Through the use of Power3’s leading edge proteomic discovery platform, twenty-three biomarkers were identified that have not been described before in this lethal malignancy. We confirmed the differential expression of six of these novel protein biomarkers in a large panel of primary tumors using Western blot, immunohistochemical, and quantitative real time PCR techniques.”

Power3 discovered differential expression of these protein biomarkers in esophageal biopsies of normal, pre-cancerous, and cancerous areas from the same patients, using our quantitative 2D gel electrophoresis platform. Power3’s findings identify a previously unknown potential oncogenic signaling mechanism in Barrett’s tumors, and represent a new area that can be developed. This finding is further validation of our proteomic process as we continue to build our reputation as leaders in novel proteomic platforms and while we move ahead in commercialization of our blood based early detection proteomic tests for breast cancer, Parkinson’s disease, and Alzheimer’s disease.

Power3’s director of proteomics, Dr. Ira Goldknopf, has published an invited editorial in the February 2008 issue of Expert Review of Proteomics. Power3 is a leading proteomics company specializing in the development and commercialization of diagnostic tests for the early detection of breast cancer and neurodegenerative diseases.

The editorial, entitled “Blood Based Proteomics for Personalized Medicine, Examples From Neurodegenerative Disease,” outlines how “proteins in the blood serum can tell us what disease pathways and mechanisms…are active in patients.” In his editorial, Dr. Goldknopf cited research completed at Power3 and published in peer reviewed journals. The results demonstrate, “broad and deep implications which liberate a new paradigm to unlock the power of personalized medicine, to monitor proteins in the blood of live patients for diagnosis, differential diagnosis, patient monitoring, selection of treatment options, and for new drug target discovery.”

Power3 is gratified that the editors of Expert Review of Proteomics invited Dr. Goldknopf to share his insights and to describe Power3’s groundbreaking work in the study of Alzheimer’s, Parkinson’s, and Lou Gehrig’s diseases. We are proud the biotechnology community has recognized and acknowledged Power3’s efforts and advancements in disease diagnosis through blood-based testing. This recognition of our company is further validation of Power3’s leadership position in advancing the science of proteomics for development of molecular diagnostics and targeted therapeutics for neurodegenerative diseases and breast cancer.

Intellectual Property

The Company filed one Utility patent application in the first quarter of 2008 for 47 of the Company's identified blood serum protein biomarkers, part of Power3's clinically validated biomarker panel for early detection and differential diagnosis of neurodegenerative diseases, including Alzheimer’s, Parkinson’s, and Lou Gehrig’s (ALS) diseases.

The blood serum protein biomarkers in this patent application are identified with sufficiently detailed molecular characterization to specify which protein isoforms or variants are the actual biomarkers. With the biomarker proteins fully characterized, and with Power3’s quality controls in place, consistent and significant differences in the concentration of select groups of these protein biomarkers in the blood of patients and age matched normal and disease controls, reflect meaningful indicators of disease processes, processes that also differ between diseases with similar symptoms.

In this patent filing, utilizing the patent pending technologies specified in previous patent application filings, we have demonstrated significant differences in blood serum concentrations between patients for objective differential diagnosis that also provides a rational basis for disease specific mechanism discrimination between:

☐	Similar neurodegenerative diseases: Alzheimer’s disease vs. Lou Gehrig’s disease (ALS) vs. Parkinson’s disease; Alzheimer’s disease vs. non-Alzheimer’s dementias vs. Parkinson’s disease;

☐	Sporadic vs. familial neurodegenerative diseases: sporadic vs. familial Lou Gehrig’s disease (ALS)

☐	Early vs. more advanced neurodegenerative diseases

These biomarkers provide the capacity for objective blood tests for early, rapid, sensitive, and specific diagnoses of neurodegenerative diseases which will be a substantial benefit to physicians and patients who now rely on subtleties in symptoms. By the time such symptoms become clear enough to diagnose, the patient has often suffered substantial irreversible neurological damage. Differences in these highly characterized protein biomarkers also provide the type of information that can be employed in the monitoring of patients for potential drug response, disease severity and progression, as well as for potential new drug targets.

We continue to move forward in our commercialization efforts as well as strengthening our intellectual property portfolio, which currently includes eleven patents pending and numerous other patent applications in the pipeline.

Patent Application Filed in Q1 2008	Application Date	Type of Patent
12/069,807: Forty Seven (47) Protein Biomarkers for Neurodegenerative Diseases	2/13/08	US Utility

The number of pending patent applications as of the quarter ended March 31, 2008, is 10 as follows:

Qty	Type of Patent
1	Breast Cancer
8	Neurodegenerative
1	Drug Resistance

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

Net cash used in operating activities amounted to $599,066 for the three months ended March 31, 2008, compared to $315,157 for the three months ended March 31, 2007. The change in net cash used in operating activities during 2008 was primarily due to changes in the fair value of derivative liabilities, a net gain at the three months ended March 31, 2008 compared to a net loss at the three months ended March 31, 2007.

Net cash provided by financing activities was $489,910 for the three months ended March 31, 2008, as compared to $492,362 for the three months ended March 31, 2007. Cash provided by financing activities during the three months ended March 31, 2008 was realized through the sale of stock whereas for the three months ended March 31, 2007, cash provided by financing activities was due to proceeds from borrowings under notes payable.

As of March 31, 2008, the Company’s principal source of liquidity was $13,725 in cash.

Other current assets at March 31, 2008 amounted to $20,454 as compared to $23,247 at December 31, 2007. The decrease is a result of reduction of inventory.

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

Deemed Dividend

On March 25, 2007, to alleviate the current cash shortfall due to overall U.S. market conditions, the Company reduced the exercise price of warrants to acquire 833,333 shares of the Company’s common stock held by a warrant holder from $0.20 to $0.09.

As a result of the above reduction in warrant exercise price, the Company recorded a non-cash deemed dividend of $12,071.

The amount of the deemed dividend was estimated to be equal to the incremental fair value conveyed to the debt holders via the reduction of the exercise price of the warrants determined as provided in paragraph 51 of SFAS 123R utilizing the Black−Scholes valuation model.

Off-Balance Sheet Arrangements

At March 31, 2008, the only off balance sheet agreements in place for the Company were a lease in effect for its office space, leases in effect for phone equipment, leases in effect for lab equipment and employment agreements entered with its three principal officers

Accounting for Derivative Instruments

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion is based upon the number and magnitude of the year end and quarterly adjusting entries.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of internal control over financial reporting. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008. For the three months ended March 31, 2008 deficiencies related to transactions involving equity issuances and derivatives were identified. Following a review of the deficiencies, management determined that we had incorrectly accounted for equity issuances and derivative valuations during such period. As a result, management concluded that our disclosure controls and procedures were not effective. Management concluded that the following three deficiencies were identified in our control process:

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Statement Regarding Forward-Looking Statements

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

PART II

Item 1. Legal Proceedings

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

On March 12, 2008, all matters involving the dispute over the taking, by an ex-employee, of certain trade secrets, defamation and wrongful interference with Power3's contractual relations with other parties, and a pendent wage claim for severance pay, were resolved. The Company has agreed to pay the ex-employee $35,000 and issue to the ex-employee 325,000 shares of the Company’s common stock with restrictions.

In October of 2006, Trinity Financing filed a lawsuit against the Company claiming default on a promissory note dated December 9, 2005. As security for the Note, Steven Rash and Ira Goldknopf pledged their personal restricted shares of the Company’s stock. As a result of the alleged default in payment of the Note, Trinity Financing seeks to have the restrictive legend removed so the shares may be sold by Trinity Financing in satisfaction of the loan. The Company denied the material allegations and asserted three counterclaims against Trinity Financing. The company asserted that the Note, as well as a prior promissory note executed in favor of Trinity Financing, are usurious. The matter was settled February 4, 2008 with the removal of the restrictive legend.

On August 13, 2007, Gryphon Master Fund LP and GSFF Master Fund, LP filed a lawsuit against the Company claiming a breach of a Securities Purchase Agreement, Convertible Debentures, and Registration Rights Agreement. The plaintiffs claimed the Company failed to timely obtain an effective registration statement for the shares issued to the plaintiffs and refused to recognize anti-dilution rights of the plaintiffs. The Company denies the material allegations of the complaint and asserts numerous affirmative defenses. Power3 has entered into settlement negotiations as of April 20, 2008.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, the Company did not issue any unregistered shares of common stock.

Item 3. Defaults Upon Senior Securities

The Company is in default under the provisions of its October 2004 Securities Purchase Agreement, and accompanying registration rights agreement and debentures. The default stems from the Company’s inability to obtain effectiveness of the registration statement on Form SB-2, as amended (File No. 333-122227) filed pursuant to the registration rights agreement. The registration statement was withdrawn on June 20, 2007. As of the three months ended March 31, 2008, the Company has settled with a number of its Convertible Debenture Holders as previously mentioned above.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the three months ended March 31, 2008.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	INDEX
31.1*	Certification of Power3 Medical Products, Inc. Chief Executive Officer, Steven B. Rash, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Power3 Medical Products, Inc. Chief Accounting Officer, Marion J. McCormick, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Power3 Medical Products, Inc. Chief Executive Officer, Steven B. Rash, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Power3 Medical Products, Inc. Chief Accounting Officer, Marion J. McCormick, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Rash	Chairman and	May 15, 2008
Steven B. Rash	Chief Executive Officer

/s/ Marion J. McCormick	Chief Accounting Officer	May 15, 2008
Marion J. McCormick