Form 10-Q
period 2008-06-30
POWER 3 MEDICAL PRODUCTS INC
filed 2008-08-15
CIK 1063530

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of August 13, 2008, was 143,819,290 shares.
The number of shares outstanding of the registrant’s preferred Series B stock, par value $.001 per share, as of August 13, 2008, was 3,000,000 shares.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$97,970	$125,679
Other Current Assets	23,780	23,247
TOTAL CURRENT ASSETS	121,750	148,926

OTHER ASSETS
Deferred Finance Costs, net of accumulated amortization of $304,149 and $176,952 at June 30, 2008 and December 31, 2007, respectively	15,000	127,197
Furniture, Fixtures and Equipment, net of accumulated depreciation of $100,106 and $98,960 at June 30, 2008 and December 31, 2007, respectively	7,450	5,799
Stock Held in Escrow	190,000	—
Deposits	5,450	21,598
TOTAL ASSETS	$339,650	$303,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$1,007,496	$969,387
Notes Payable – in default	451,000	451,000
Notes Payable	140,000	50,000
Notes Payable to Related Parties	1,055,360	1,934,816
Convertible Debentures-in default, net of amortization of $1,194,733 and $1,178,865 at June 30, 2008 and December 31, 2007, respectively	642,542	645,190
Other Current Liabilities	674,921	1,242,936
Derivative Liabilities	1,573,445	3,794,305
TOTAL LIABILITIES	5,544,764	9,087,634

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized; 3,000,000 and 0 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	3,000	—
Common Stock - $0.001 par value; 150,000,000 shares authorized; 143,019,290 and 108,352,636 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	143,020	108,353
Additional Paid-In Capital	63,533,121	60,191,104
Deficit Accumulated Before Entering Development Stage	(11,681,500)	(11,681,500)
Deficit Accumulated During Development Stage	(57,202,755)	(57,402,071)
TOTAL STOCKHOLDERS’ DEFICIT	(5,205,114)	(8,784,114)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$339,650	$303,520

The accompanying notes are an integral part of these financial statements.

 POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
and the period from May 18, 2004 (inception) through June 30, 2008
(unaudited)

	For the three month period ended June 30,		For the six month period ended June 30,		Period from May 18, 2004 Through June 30,
	2008	2007 (restated)	2008	2007 (restated)	2008 (restated)
REVENUE
Sales	$-	$-	$-	$121,724	$426,224
Total revenue	$-	$-	$-	$121,724	$426,224

OPERATING EXPENSES
Employee compensation and benefits	242,984	320,903	526,905	585,729	30,534,895
Professional and consulting fees	725,794	490,339	811,492	582,784	10,152,319
Impairment of goodwill	-	-	-	-	13,371,776
Impairment of intangible assets	-	-	-	-	179,788
Occupancy and equipment	23,444	48,638	67,940	71,181	600,344
Travel and entertainment	22,246	42,935	78,702	60,745	421,194
Write off lease	-	-	-	-	34,243
Other selling, general and administrative expenses	48,089	58,261	155,262	92,925	616,880
Total operating expenses	$1,062,557	$961,076	$1,640,301	$1,393,364	$55,911,439

LOSS FROM OPERATIONS	$(1,062,557)	$(961,076)	$(1,640,301)	$(1,271,640)	$(55,485,215)

OTHER INCOME AND (EXPENSE)
Derivative gain (loss)	$252,244	$(644,485)	$2,420,860	$(7,016,852)	$5,028,723
Gain on legal settlement	-	3,112	17,875	3,112	36,764
Loss on settlement of debt	(122,384)	-	(122,384)	-	(122,384)
Interest income	(476)	(1,020)	575	-	7,866
Mandatory prepayment penalty	-	-	-	-	(420,000)
Other expense	-	(398,317)	-	(398,317)	(196,176)
Gain on issuance of stock	120,000	-	120,000	-	120,000
Gain on conversion of financial instruments	-	955,973	-	1,093,014	1,544,574
Interest expense	(196,621)	(1,278,213)	(585,237)	(1,459,148)	(4,999,203)
Total other income (expense)	52,763	(1,362,950)	1,851,689	(7,778,191)	(1,000,164)

NET INCOME (LOSS)	$(1,009,794)	$(2,324,026)	$211,388	$(9,049,831)	$(56,485,379)
Deemed Dividend	-	-	(12,072)	-	(29,707)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLERS	$(1,009,794)	$(2,324,026)	$199,316	$(9,049,831)	$(56,515,086)
NET INCOME (LOSS) PER SHARE BASIC AND DILUTED	$(0.01)	$(0.03)	$0.00	$(0.12)

Weighted average number of shares outstanding	128,055,498	82,967,919	121,821,879	78,068,603

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM INCEPTION TO JUNE 30, 2008

	Common Stock		Preferred Stock		Additional Paid In	Deferred Compensation	Retained
	Shares	Par Value	Shares	Par Value	Capital	Expense	Earnings	Equity

Balances as of beginning of development stage May 18, 2004	14,407,630	$14,407	3,870,000	$3,870	$14,225,974	$—	$(11,681,500)	$2,562,751
Issued shares for compensation	27,945,000	27,945	—	—	25,423,555	(25,451,500)	—	—
Issued shares for services	4,910,000	4,910	—	—	4,850,090	(535,000)	—	4,320,000
Issued shares for acquisition of equipment	15,000,000	15,000	—	—	13,485,000	—	—	13,500,000
Stock option expense	—	—	—	—	626,100	(626,100)	—	—
Issued shares for cash	242,167	242	—	—	314,575	—	—	314,817
Cancelled shares per cancellation of agreement	(160,000)	(160)	—	—	(71,840)	—	—	(72,000)
Issued shares to convert Series A preferred shares to common shares	3,000,324	3,001	(3,870,000)	(3,870)	3,377,974	—	(3,380,975)	(3,870)
Stock based compensation	—	—	—	—	—	8,311,012	—	8,311,012
Net reclassification of derivative liabilities	—	—	—	—	(3,347,077)	—	—	(3,347,077)
Net loss (from May 18, 2004 to December 31, 2004)	—	—	—	—	—	—	(15,236,339)	(15,236,339)
Balances, December 31, 2004	65,345,121	$65,345	—	$—	$58,884,351	$(18,301,588)	$(30,298,814)	$10,349,294
Cancelled shares returned from employee	(1,120,000)	(1,120)	—	—	(1,307,855)	—	—	(1,308,975)
Issued shares for compensation	140,000	140	—	—	41,860	—	—	42,000
Issued shares for services	850,000	850	—	—	155,150	—	—	156,000
Amortize deferred compensation expense	—	—	—	—	—	13,222,517	—	13,222,517
Net loss	—	—	—	—	—	—	(27,134,865)	(27,134,865)
Balances, December 31, 2005	65,215,121	$65,215	—	$—	$57,773,506	$(5,079,071)	$(57,433,679)	$(4,674,029)
Issued shares for services	2,449,990	2,449	—	—	311,865	—	—	314,314
Issued shares for cash	2,452,746	2,452	—	—	222,548	—	—	225,000
Issued shares for compensation	1,253,098	1,254	—	—	176,763	—	—	178,017
Adoption of FAS 123R	—	—	—	—	(475,324)	475,324	—	—
Amortize deferred compensation expense	—	—	—	—	—	4,603,747	—	4,603,747
Net loss	—	—	—	—	—	—	(6,415,968)	(6,415,968)
Balances, December 31, 2006	71,370,955	$71,370	—	$—	$58,009,358	$—	$(63,849,648)	$(5,768,920)
Issued shares for services	1,810,000	1,810	—	—	282,390	—	—	284,200
Issued shares for conversion of debt	22,265,224	22,264	—	—	606,412	—	—	628,676
Issued shares for warrants exercised	5,270,832	5,272	—	—	336,396	—	—	341,668
Issued shares for cash	7,630,625	7,632	—	—	992,818	—	—	1,000,450
Placement agent fees	—	—	—	—	(58,500)	—	—	(58,500)
Stock received	—	—	—	—	100	—	—	100
Unreturned shares	5,000	5	—	—	4,495	—	—	4,500
Deemed dividend	—	—	—	—	17,635	—	(17,635)	—
Net loss	—	—	—	—		—	(5,216,288)	(5,216,288)
Balances, December 31, 2007	108,352,636	$108,353	—	$—	$60,191,104	$—	$(69,083,571)	$(8,784,114)

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
FROM INCEPTION TO JUNE 30, 2008

	Common Stock		Preferred Stock		Additional Paid In	Deferred Compensation	Retained
	Shares	Par Value	Shares	Par Value	Capital	Expense	Earnings	Equity
Balances, December 31, 2007	108,352,636	$108,353	3,870,000	$—	$60,191,104	$—	$(11,681,500)	$(8,784,114)
Issued shares for services	9,082,910	9,083	—	—	757,258	—	—	766,341
Issued shares for cash	7,492,875	7,493	—	—	639,911	—	—	647,404
Issued shares for conversion of debt	16,932,536	16,933	— —	—	1,448,054	—	—	1,464,987
Issued shares for lawsuit settlement	325,000	325	— —	—	30,555	—	—	30,880
Issued shares for payables	833,333	833	—	—	97,167	—	—	98,000
Issued preferred shares	—	—	3,000,000	3,000	357,000	—	—	360,000
Deemed dividend	—	—	—	—	12,072	—	(12,072)	—-
Net income	—	—	—	—	—	—	211,388	211,388
Balances, June 30, 2008	143,019,290	$143,020	3,000,000	$3,000	$63,533,121	$—	$(68,884,255)	$(55,205,114)

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
and the period from May 18, 2004 (inception) through June 30, 2008
(unaudited)

	June 30, 2008	June 30, 2007 (restated)	Period from May 18, 2004 through June 30, 2008
Operating Activities:
Net income (loss)	$211,388	$(9,049,831)	$(53,792,075)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on conversion of financial instruments	2,384	(1,093,014)	(1,542,190)
Impairment of goodwill	—	—	13,371,776
Impairment of intangible assets	—	—	179,788
Loss on previously capitalized lease	—	—	34,243
Amortization of debt discounts and deferred finance costs	444,549	1,299,375	2,971,291
Change in derivative liability, net of bifurcation	(2,420,860)	7,016,852	(3,874,822)
Stock based compensation	576,341	236,200	33,232,386
Stock issued for settlement of lawsuit	30,880	—	30,880
Depreciation expense	1,146	12,293	100,106
Other non cash items	—	—	(34,933)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	616	(35,973)	170,553
Accounts payable and other liabilities	146,241	558,745	2,761,049
Net cash used in operating activities	(1,007,315)	(1,055,353)	(6,391,948)

Investing Activities:
Capital expenditures, net	(2,798)	—	(141,800)
Increase in other assets	—	—	(179,786)
Net cash used in investing activities	(2,798)	—	(321,586)

Financing Activities:
Proceeds from borrowings under notes payable, net	290,000	875,000	3,318,430
Proceeds from sale of common stock	647,404	650,000	2,264,171
Principal payments on long term debt	—	(20,000)	(32,478)
Borrowing on debt related party	45,000	107,770	75,376
Principal payments on notes payable related party	—	(17,300)	(17,300)
Proceeds from CD, warrants and rights net of issuance cost	—	66,667	1,200,709
Net cash provided by financing activities	982,404	1,662,137	6,808,908

Net change in cash and cash equivalents	(27,709)	606,784	95,374

Cash and cash equivalents, beginning of period	125,679	40,602	2,596
Cash and cash equivalents, end of period	$97,970	$647,386	$97,970

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
and the period from May 18, 2004 (inception) through June 30, 2008
(unaudited)

	June 30, 2008	June 30, 2007 (restated)	Period from May 18, 2004 through June 30, 2008
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$—	$—	$59,840
Income taxes	$—	$—	$—

Non-cash transactions
Restatement of notes payable to notes payable related parties	$—	$—	$1,393,346
Exchange of convertible notes for stock	$1,357,333	$1,531,638	$2,917,137
Stock issued for settlement of payables	$83,270	$—	$89,967
Deemed dividend	$12,072	$—	$29,707
Exchange of convertible preferred stock for common stock	$—	$—	$3,380,975
Preferred stock issued for payables	$360,000	$—	$360,000
Stock held in escrow	$190,000	$—	$190,000

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Power3 Medical Products, Inc. (“Power3”or the “Company”) at June 30, 2008, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Power3’s Form 10-KSB for the year ended December 31, 2007. In management’s opinion, these interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Restatements

Restatements of previously reported financial results for the six month period ended June 30, 2007, were made. See Note 7.

Earnings Per Share

Basic and diluted earnings per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income.

Earnings per share for the six month period ended June 30, 2008 is computed as follows:

	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
	$211,388
Basic EPS
Income available to common stockholders	$199,316	121,821,879	$0.00
Effective Dilutive EPS *
Income available to common stockholders	$199,316	128,560,062	$0.00

*As of June 30, 2008, Power3 has 121,821,879 weighted average shares outstanding. The Company uses the treasury stock method to determine whether any outstanding options or warrants are to be included in the diluted earnings per share calculation.  As of June 30, 2008, Power3 had 33,070,328 shares issuable on warrants exercisable as follows:

Exercise Price	Number Of Shares Issuable	Proceeds
$0.04	2,125,000	$85,000
0.06	3,708,333	222,500
0.08	12,845,829	1,027,666
0.09	833,333	75,000
0.10	13,557,833	1,355,783
	33,070,328	$2,765,950

Using an average share price for the six month period ended June 30, 2008 of $0.105, the warrants result in a net additional possible dilution of 6,738,183 shares.  This results in 128,560,062 shares used in the above calculation. An additional 4,586,266 warrants have been earned, but are not “in the money” and are therefore not included in this calculation, due to their anti-dilutive effect.

NOTE 2. GOING CONCERN

As shown in the accompanying financial statements, Power3 has an accumulated deficit of $68,884,255 as of June 30, 2008 and negative operating cash flows since inception of approximately $6,400,000. These conditions create an uncertainty as to Power3's ability to continue as a going concern.

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

The Company is in default under the provisions of the Agreement, Registration Rights Agreement and previously issued debentures. The aggregate amount payable upon an acceleration by reason of an event of default is equal to the greater of 130% of the principal amount of the debentures to be prepaid or the principal amount of the debentures to be prepaid, divided by the conversion price on the date specified in the debenture, multiplied by the closing price on the date set forth in the debenture. The default stems from the Company’s inability to obtain effectiveness of the registration statement on Form SB-2, as amended (File No. 333-122227) filed pursuant to the registration rights agreement. The registration statement was withdrawn on June 20, 2007. As of the six months ended June 30, 2008, the Company has settled with a number of its convertible debenture holders and expects to settle with the remaining convertible debenture holders in 2008.

Of the $1,400,000 Convertible Debentures mentioned above the Company has settled $884,990 as of the six months ended June 30, 2008 and the year ended December 31, 2007, resulting in a balance of $515,010 at June 30, 2008.

On April 3, 2007, the Company entered into a joint venture agreement with NeoGenomics to form a Contract Research Organization (CRO) and collaborate on research work in the future. Currently, Power3 and NeoGenomics are in discussion to revise the expired Letter of Intent between the respective organizations.

On June 30, 2008, the Company issued a $200,000 15% convertible debenture with detachable warrants to purchase 3,500,000 shares of common stock to Able Income Fund LLC. The note has a maturity date of September 15, 2009. The warrants have a five-year term and a strike price of $0.06.

Power3 has converted several notes and plans to continue doing so. In some instances, Power3 has offered terms of conversion lower than the original agreement including raising the strike price of warrants attached to these instruments. As a result of this additional consideration, upon conversion the Company recorded a $122,384 loss on the conversion of notes during the six months ended June 30, 2008. The change in the conversion terms represented greater than 10% of the principal value of the notes and as a result extinguishment accounting has been applied consistent with EITF 96-19.

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

Deemed Dividend

As part of Power3’s attempt to induce warrant holders to exercise its warrants, the strike price of certain warrants was reduced resulting in a deemed dividend of $12,072, consistent with EITF 98-5. The deemed dividend was valued using the Black-Scholes model immediately before and after the inducement consistent with paragraph 51 of SFAS 123R.

Convertible Debentures, Warrants and Additional Investment Rights:

The carrying values of the Company’s convertible debentures amounted to $642,542 and $645,190, at June 30, 2008 and December 31, 2007, as follows.

	As of	As of
	June 30,	December 31,
	2008	2007
Convertible Debentures:
Securities Purchase Agreement Holders	$515,010	$515,010
Discount	—	(86,844)

Note 3:
Chosid	—	200,000
Wood	—	120,000
Seyburn	100,000	100,000
Discount on Note 3	—	(210,417)

Note 4:
NeoGenomics	200,000	200,000
Discount on Note 4	(172,468)	(192,559)

Note 5:
Able Income Fund	200,000	—
Discount on Note 5	(200,000)	—
Totals	$642,542	$645,190

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2008 and December 31, 2007:

Derivative Liabilities:	June 30, 2008	December 31, 2007
Common stock warrants	$526,146	$1,563,183
Embedded conversion feature	737,022	1,205,719
Additional investment rights	214,588	642,792
Other derivative instruments	95,709	382,611
	$1,573,445	$3,794,305

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

Notes Payable, in Default and to Related Parties

The total Notes Payable to related parties decreased from $1,934,816 as of the year ended December 31, 2007, to $1,055,360 as of the period ended June 30, 2008 as follows:

	As of June 30, 2008	As of December 31, 2007
Notes payable in default:
Cordillera I	$251,000	$251,000
Cordillera II	$200,000	$200,000
Totals	$451,000	$451,000
Notes payable:
Kazanowski	$50,000	$50,000
Kronshage	$55,000	$—
Heller	$35,000	$—
	$140,000	$50,000
Notes payable - related parties:
Rash	$45,000	$924,456
Goldknopf	$975,360	$975,360
Rosinski	$35,000	$35,000

Totals	$1,055,360	$1,934,816

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

Deemed dividend:

As part of Power3’s attempt to induce exercise, the strike price of several warrants was reduced resulting in a deemed dividend of $12,072 and $17,635, consistent with EITF 98-5, for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. The deemed dividends were valued using the Black−Scholes model immediately before and after the inducement consistent with paragraph 51 of SFAS 123R.

Preferred shares issued during the six-month period ended June 30, 2008:

3,000,000 shares of preferred Series B stock were issued to officers of the Company pursuant to employment agreements. The shares were valued at $360,000 based upon the closing price of our common stock at the grant date resulting in a gain on extinguishment of debt of $120,000.

Shares issued for cash during the six-month period ended June 30, 2008:

7,492,875 shares of common stock were issued for cash to private investors in the amount of $647,404.

Shares issued for payables during the six-month period ended June 30, 2008:

833,333 shares of common stock were issued in payment on outstanding invoices for services. The shares were valued at $98,000 based upon the closing price of our common stock at the grant date resulting in a loss on extinguishment of debt of $14,730.

Shares issued for services during the six-month period ended June 30, 2008:

9,082,910 shares of common stock were issued for services to employees and consultants. The shares were valued at $766,341 based upon the closing price of our common stock at the grant date. 2,000,000 of these shares are being held in escrow.

Shares issued in settlement of legal proceedings during the six-month period ended June 30, 2008:

325,000 shares of common stock were issued in settlement of a dispute with a former employee as mentioned above. The shares were valued at $30,880 based upon the closing price of our common stock at the grant date.

Shares issued for conversion of debt during the six-month period ended June 30, 2008:

16,932,536 shares of common stock were issued for conversion of convertible notes in the amount of $1,357,333 as discussed in Note 3 above resulting in a loss on extinguishment of debt of $107,654.

NOTE 5. COMMITMENTS AND CONTINGENCES

On October 28, 2005, Power3 received notice of a Petition to Enforce Foreign Judgment citation filed against the Company by KForce regarding an employment fee adjudicated in December 2003 in the state of Florida against the Company, in the amount of $15,873, together with $4,735 in interest. Power3 does not agree with the Foreign Judgment and is attempting to resolve the issue prior to enforcement. No resolution has been achieved on this issue at this time; however the Company is endeavoring to resolve the petition. This debt is not recorded in accounts payable by the Company because it is the Company’s position that the judgment should never have been entered against Power3, but rather against a different corporate entity, not related to Power3 in any way, at this time. The Company’s attorney in this matter feels that no loss is probable, nor will the Company be obligated to pay any sums whatsoever on this matter. The Company has pled improper party and expects to be vacated from the suit since it does not apply to the Company. Power3 has counterclaimed KForce for frivolous claims.

On March 12, 2008, all matters involving the dispute over the taking, by an ex-employee, of certain trade secrets, defamation and wrongful interference with Power3's contractual relations with other parties, and a pendent wage claim for severance pay, were resolved. In settlement the Company has paid the ex-employee $35,000 and has issued to the ex-employee 325,000 shares of the Company’s common stock with restrictions.

In October of 2006, Trinity Financing filed a lawsuit against the Company claiming default on a promissory note dated December 9, 2005. As security for the Note, Steven Rash and Ira Goldknopf pledged their personal restricted shares of the Company's stock. As a result of the alleged default in payment of the Note, Trinity Financing seeks to have the restrictive legend removed so the shares may be sold by Trinity Financing in satisfaction of the loan. The Company denied the material allegations and asserted three counterclaims against Trinity Financing. The company asserted that the Note, as well as a prior promissory note executed in favor of Trinity Financing, are usurious. The matter was settled February 4, 2008 with the removal of the restrictive legend.

On August 13, 2007, Gryphon Master Fund, LP and GSFF Master Fund, LP filed a lawsuit against the Company claiming a breach of a Securities Purchase Agreement, Convertible Debentures, and Registration Rights Agreement. The plaintiffs claimed the Company failed to timely obtain an effective registration statement for the shares issued to the plaintiffs and refused to recognize anti-dilution rights of the plaintiffs. The Company denies the material allegations of the complaint and asserts numerous affirmative defenses. Power3 entered into settlement negotiations as of April 20, 2008. On August 13, 2008 the claim above, note, warrants, and all applicable penalties were settled in exchange for 5,240,000 shares of common stock valued at approximately $420,000 based upon the closing price of our common stock at the settlement date.

NOTE 6. SUBSEQUENT EVENTS

On July 18, 2008 the Company entered into a private offering with Golden Gate Investors, Inc. for an aggregate of up to $1,000,000 of 6% convertible debentures.

On July 28, 2008 the Company issued 800,000 shares of common stock in payment of legal services. The shares were valued at $68,000 based upon the closing price of our common stock at the grant date.

On July 29, 2008 the Company issued a $250,000, 15% convertible debenture with detachable warrants to purchase 4,500,000 shares of common stock to Able Income Fund LLC. The note has a maturity date of October 15, 2009. The warrants have a five-year term and a strike price of $0.06.

On August 13, 2008 our lawsuit with Gryphon Master Fund was settled and as a result the related note, warrants, and all applicable penalties were settled in exchange for 5,240,000 shares of common stock valued at approximately $420,000 based upon the closing price of our common stock at the settlement date.

NOTE 7. RESTATEMENT

The Company has identified certain accounting errors related to derivative liabilities which resulted in changes to derivative loss, interest expense and loss on conversion of financial instruments among other errors.

The effect on the statement of operations for the six months ended June 30, 2007 as a result of the adjustments was an increase in net loss of $2,161,894 and a $0.03 increase in net loss per share.

The effect on the balance sheet was an increase of $2,971,435 in total liabilities.

In all other material respects, the financial statements are unchanged.

Following is a summary of the unaudited restatement adjustments:

As of June 30, 2007
SUMMARY BALANCE SHEET
(unaudited)
	As Reported (unaudited)	Adjustment		As Restated (unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$647,387	$—		$647,387
Other Current Assets	900	—		900
TOTAL CURRENT ASSETS	648,287			648,287

OTHER ASSETS
Deferred Finance Costs, net of amortization	113,569	92,256		205,825
Intellectual Property	179,786	—		179,786
Furniture, Fixtures and Equipment, net of accumulated depreciation	4,082	—		4,082
Deposits	41,073	—		41,073
TOTAL ASSETS	$986,797	$92,256		$1,079,053

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$983,725	$—		$983,725
Notes Payable – in default	511,822	—		511,822
Notes Payable to Related Parties	1,754,440	30,376	) (a)	1,784,816
Convertible Debentures-in default, net of amortization	1,053,455	(623,164	) (b)	430,291
Other Current Liabilities	1,653,880	(214,301	) (c)	1,439,579
Derivative Liabilities	5,577,455	3,778,524	(b)	9,355,979
TOTAL LIABILITIES	11,534,777	2,971,435		14,506,212

STOCKHOLDERS’ DEFICIT
Preferred Stock	—	—		—
Common Stock	94,181	5	(d)	94,186
Additional Paid-In Capital	60,095,424	(717,290	) (d)	59,378,134
Deficit Accumulated Before Entering Development Stage	(11,681,500)	—		(11,681,500)
Deficit Accumulated During Development Stage	(59,056,085)	(2,161,894	) (e)	(61,217,979)
TOTAL STOCKHOLDERS’ DEFICIT	(10,547,980)	(2,879,179)		(13,427,159)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$986,797	$92,256		$1,079,053

(a)	To adjust notes payable to actual based upon previous errors.
(b)	To adjust to correct accounts associated with derivatives.
(c)	To adjust to correct accounts associated with derivative and to correct accrued interest.
(d)	To adjust to correct stock for conversion.
(e)	To adjust accumulated deficit largely due to errors associated with derivatives.

For the three months ended June 30, 2007
SUMMARY STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2007
	As Reported (unaudited)	Adjustments (unaudited)		As Restated (unaudited)
REVENUE
Sales	$—	$—		$—
Total Revenue	—	—		—
OPERATING EXPENSES
Employee compensation and benefits	135,350	185,553	(a)	320,903
Professional and consulting fees	177,339	313,000	(b)	490,339
Occupancy and equipment	41,410	7,228	(c)	48,638
Travel and entertainment	42,935	—		42,935
Other selling, general and administrative expenses	40,651	17,610	(a)	58,261
Total operating expenses	437,685	523,391		961,076

LOSS FROM OPERATIONS	(437,685)	(523,391)		(961,076)

OTHER INCOME AND (EXPENSE)
Derivative gain (loss)	(321,666)	(322,819	) (e)	(644,485)
Gain on legal settlement	—	3,112	(a)	3,112
Interest income	2,092	(3,112	) (a)	(1,020)
Other expense	—	(398,317	) (a)	(398,317)
Gain on conversion of financial instruments		955,973	(a)	955,973
Interest expense	(511,567)	(766,646	) (d)	(1,278,213)
Total other income (expense)	(831,141)	(531,809)		(1,362,950)

NET LOSS	$(1,268,826)	$(1,055,200)		$(2,324,026)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.02)	$(0.01)		$(0.03)

Weighted average number of shares outstanding	83,793,113	(825,194)		82,967,919

(a)	To adjust to correct account to actual based on previous errors.
(b)	To adjust to correct account associated with stock for services.
(c)	To correct account balance due to error in not accruing rent.
(d)	To adjust to correct accounts associated with derivatives.

For the six months ended June 30, 2007
SUMMARY STATEMENT OF OPERATIONS
(unaudited)
	Six Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Reported (unaudited)	Adjustments (unaudited)		As Restated (unaudited)
REVENUE
Sales	$121,724	$—		$121,724
Total revenue	121,724	—		121,724

OPERATING EXPENSES
Employee compensation and benefits	586,563	(834	) (a)	585,729
Professional and consulting fees	381,784	201,000	(b)	582,784
Occupancy and equipment	74,382	(3,201	) (c)	71,181
Travel and entertainment	60,745	—		60,745
Other selling, general and administrative expenses	89,723	3,202	(a)	92,925
Total operating expenses	1,193,197	200,167		1,393,364

LOSS FROM OPERATIONS	(1,071,473)	(200,167)		(1,271,640)

OTHER INCOME AND (EXPENSE)
Derivative gain (loss)	(3,809,107)	(3,207,745	) (d)	(7,016,852)
Interest income	3,112	—		3,112
Other expense	(531,062)	132,745	(a)	(398,317)
Loss on conversion of financial instruments	(397,871)	1,490,885	(a)	1,093,014
Interest expense	(1,081,536)	(377,612	) (d)	(1,459,148)
Total other income (expense)	(5,816,464)	(1,961,727)		(7,778,191)

NET LOSS	$(6,887,937)	$(2,161,894)		$(9,049,831)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.09)	$(0.03)		$(0.12)

Weighted average number of shares outstanding	78,523,532	(454,929)		78,068,603

(a)	To adjust to correct account to actual based on previous errors.
(b)	To adjust to correct account to actual based on previous errors.
(c)	To correct account balance due to error in not accruing rent.
(d)	To adjust to correct accounts associated with derivatives.

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

Series B Preferred Stock

Pursuant to two employment agreements with two officers, the Company agreed to issue to such officers an aggregate of 3,000,000 shares of Series B Preferred Stock. On September 6, 2007, the Company filed the Certificate of Amendment necessary to designate the Series B Preferred Stock and the powers, designations and relative rights of the Series B Preferred Stock. 3,000,000 shares of Series B Preferred Stock were issued to the two officers on April 23, 2008.

SCIENTIFIC DEVELOPMENTS

CLIA Certification

On March 25, 2008, Power3 received its CLIA (Clinical Laboratory Improvement Amendment) compliance recertification following a CLIA regulatory inspection. Power3 earned its CLIA recertification to offer high complexity tests after meeting standards for knowledge, training, expertise, quality control, quality assurance, and testing proficiency. With CLIA recertification, Power3 is able to continue offering its blood serum based tests, BC-SeraPro™ and NuroPro®. Receipt of Power3’s CLIA recertification of compliance is a major milestone. This achievement reflects Power3’s desire to offer the highest quality proteomic tests in its continuing mission to commercialize the company’s proteomic discoveries and serve the medical and scientific communities.

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

PRODUCT CANDIDATES

Power3 plans to target the protein-based diagnostic and drug targeting markets utilizing the Company’s portfolio of proprietary disease biomarkers. In the area of neurodegenerative diseases and breast cancer, the Company has completed research and clinical validation studies involving over 2,000 patient samples and is utilizing biostatistical analysis to monitor panels of biomarkers for diagnostic sensitivity, specificity, positive predictive value, and negative predictive value. By testing patient body fluids and tissues, such as serum, nipple aspirate fluid, and bone marrow aspirate, the Company has discovered unique snapshots of protein patterns in over 2,000 patient samples that cover a broad range of diseases including:

☐	Cancers such as breast, leukemia, bladder, stomach, and esophageal; and

☐	Neurodegenerative diseases such as Alzheimer’s, ALS, and Parkinson’s disease.

The Company’s discovery platform uses proprietary methodologies, trade secrets, and accepted proteomic technologies that have been optimized and validated for reproducible discovery and analysis of disease specific biomarkers in clinical patient samples. Following sample preparation, a 2D Gel Electrophoresis system is used for the separation of proteins. The gels are stained, digitally scanned and the digital images are analyzed with unprecedented reproducibility and sensitivity for quantitative differences of protein biomarkers in disease vs. control patient samples. These differences are evaluated using advanced biostatistical analysis to generate statistical models for the disease and control sample groups. This statistical model is then applied to new patient samples and used to predict their diagnosis. Biomarkers of interest can be removed from the 2D gel matrix and analyzed by fingerprinting on a liquid chromatograph - tandem mass spectrometer. This information is then cross-referenced on a worldwide database to identify the protein of origin. This process requires a great deal of proteomics experience and expertise to make an accurate identification. In addition, all of the procedures used in Power3’s diagnostic tests are scalable. The Company’s proteomics platform delivers significant discoveries exhibiting validated, reproducible, and reliable biomarkers over a broad quantitative range and linearity for use in diagnostic proteomic assays.

The Company has successfully identified more than 543 protein biomarkers that are differentially expressed in response to disease by employing its proprietary technologies gained from over 60 years of combined experience in protein biochemistry.

Power3 has transitioned from a company focused on research and development to one that is demonstrating “proof of concept” of its technology, as it enters the commercialization stage for its technology, products and services. The Company is engaged in the process of developing a portfolio of products including BC-SeraPro™, a proteomic blood serum test for the early detection of breast cancer, and NuroPro®, a proteomic blood serum test for the detection of neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases.

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

BC-SeraPro™ is a proteomic test for the diagnosis of breast cancer. This test is designed to measure the quantitative expression level of 22 protein biomarkers in the serum that differentiate between breast cancer patients and control subjects. The concentration of the biomarkers from a patient’s serum sample is compared to Power3 Medical Products’ extensive patient database.  Statistical analysis by linear discriminant function will analyze the patient’s biomarker concentrations and assign a probability score for the diagnosis of the patient sample. The probability score is ranged from 0.0 to 1.0.  Results of the BC-SeraPro™ test should not be considered a stand alone diagnosis nor a guarantee, but are intended to be used in conjunction with other breast cancer diagnostic tools.

This test was developed and its performance characteristics determined by the Power3 Medical Products laboratories. It has not been approved by the U.S. Food and Drug Administration.  The FDA has determined that such approval is not necessary.  This test is performed solely at the Power3 Medical Products’ laboratory and is used for clinical purposes.  It should not be regarded as investigational or for research.  Power3’s laboratory has been certified under the Clinical Laboratory Improvement Amendment of 1988 (“CLIA”) as qualified to perform high complexity clinical testing.

Because early stage breast cancer is asymptomatic, the only way to detect it is through screening. Mammography is currently the widely accepted method for breast cancer screening. However, most women who have an abnormal mammogram do not have cancer.

Mammography often leads to identification of a “probably benign” lesion or an inconclusive mammogram. Clinicians may be reluctant to refer such a patient for a biopsy; they may also be reluctant to do nothing. Often such patients are referred for frequent repeat mammography examinations.

The availability of an accurate and minimally-invasive test would avoid such repeated mammogram exams, with their attendant discomfort, inconvenience, x-ray exposure, and emotional stress. In such cases, BC-SeraPro™, which in a 60 patient blinded study, demonstrated an 80% sensitivity and 87% specificity for the detection of breast cancer, could exclude malignancy at higher accuracy than mammography. As well, BC-SeraPro™ is unlikely to not identify cancer in those women who have it.

BC-SeraPro™ is an ideal diagnostic test to evaluate breast cancer abnormalities found by mammogram or breast examination. The test would distinguish women who should have a biopsy from those who can safely avoid one. BC-SeraPro™ could detect the disease at a point when treatment is both more effective and less expensive.

During the quarter ending June 30, 2008, Power3 continued its blood serum breast cancer biomarker discovery program using blood serum samples collected from clinical validation sites, in collaboration with Dr. Alan Hollingsworth at the Mercy Woman’s Center in Oklahoma City, OK and Dr. Leroy Leeds at Obstetrics & Gynecological Associates, PA in Houston, TX. The Company believes that there are many advantages to a simple blood test over other types of breast cancer diagnostics, such as mammography, not the least of which is the ready acceptance by patients to having blood drawn. To date, in the latest clinical research/validation study involving Mercy Woman’s Center and Obstetrics & Gynecological Associates, 97 patient samples have been received and analyzed. The results continue to meet the Company’s expectations.

During the quarter, discussions were initiated to commence BC-SeraPro™ clinical validation studies in several Middle Eastern countries and in Greece. To commercialize BC-SeraPro™ in the Middle Eastern countries, Power3, in collaboration with the Princess Haya Biotechnology Center in Irbid, Jordan, hosted Mr. Yazan Akkam for two weeks of laboratory training in Power3’s propietory sample processing and analysis by 2D gel electrophoresis. Mr Akkam’s training will help Power3 accelerate the process of sample analysis for future commercialization of the test in Jordan. Dr. Said Jaradat, the Director of Princess Haya Biotechnology Center, has acknowledged this collaboration and shared the Center’s collaboration experience with Power3 in his talk with the President of the National Institute of Health (NIH) during his visit to Jordan. Power3 plans to commercialize BC-SeraPro™ in Jordan as soon as the Company finishes the validation study with the Princess Haya Biotechnology Center. This clinical validation study is expected to be concluded by the end of the third quarter, 2008.

Power3 is finalizing the research and development program for BC-SeraPro™ and is moving forward with a strategy of providing a breast cancer diagnostic test that is utilitarian, accurate, and inexpensive. A patient's protein biomarker profile can now be employed to detect abnormal and pathological states, as reflected in the serum proteome. Application of this test will have a future impact on how breast disease will be diagnosed, monitored, and managed and is intended to be used in conjunction with mammography, breast MRI and other diagnostic tools used in the detection of breast cancer.

How BC-SeraPro™ Works

BC-SeraPro™ is a blood serum test designed to diagnose breast cancer in individuals. The test is based on proteomic technology in which a blood serum sample drawn from a patient will be subjected to protein separation by 2D gel electrophoresis followed by analysis of the concentration of each protein biomarker residing in a panel of blood serum protein biomarkers to determine if a patient has breast cancer. The biomarkers in the panel have been selected for their ability to discriminate breast cancer patients from non-cancerous patients. Power3’s statistical model evaluates the quantitative information of the protein biomarkers and assigns a probability score. The probability score indicates to the physician that the patient “has cancer” or is “cancer-free.” The score reflects how strongly the patient sample fits the biostatistical model and if the patient should be recommended for further follow-up by the clinician.

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

DEVELOPMENT OF NuroPro®, A PROTEOMIC NEURODEGENERATIVE DIAGNOSTIC SCREENING TEST

Early detection of neurodegenerative disease generally results in better patient outcomes. Three neurodegenerative diseases of particular interest are Alzheimer’s disease, Parkinson’s disease and ALS (Amyotrophic Lateral Sclerosis). The Alzheimer’s Association reports that Alzheimer’s disease is the most common form of dementia, affecting over 5.1 million Americans, of which 4.9 million are 65 or older. Every 72 seconds, someone in America develops Alzheimer’s disease and by mid-century someone will develop Alzheimer’s every 33 seconds. People as young as 30 years old can contract the disease and one in ten people age 65 and over have Alzheimer’s disease. In addition, the American Parkinson’s Disease Association reports that more than 1.5 million people in the U.S. have Parkinson’s disease, affecting about 1 in 100 Americans over the age of 60, and a new case of Parkinson’s disease is diagnosed every 9 minutes. On a smaller scale, the ALS Association reports that an average of approximately 30,000 Americans are afflicted with ALS, with 5,000 new cases diagnosed annually.

Currently, Power3 is using a panel of 59 protein biomarkers employed in the development of the NuroPro® blood serum-based tests for four disease diagnostics including neurological diseases of motor control such as Parkinson’s disease, ALS and similarly presenting like disorders; ALS specific tests for ALS vs. ALS-like disorders; Alzheimer’s disease specific tests; and a Parkinson’s disease specific test. Pre-IDE applications for the first two diagnostic tests have been filed with the U.S. Food and Drug Administration (FDA). With the NuroPro® test, which involves monitoring the concentration of 59 differentially expressed blood serum proteins, the Company has identified groups of unique markers that appear to distinguish normal patients from those with motor neuron, cognitive, and other neurological disorders. These biomarkers were selected from the analysis of over 850 blood serum patient samples.

How NuroPro® Works

The NuroPro® test has the potential to become the first clinical diagnostic test available for the detection of neurodegenerative diseases.

NuroPro® is a series of three separate and distinct blood serum tests designed to diagnose Alzheimer’s, Parkinson’s or Lou Gehrig’s disease (ALS) in individuals. The test is based on proteomic technology, in which a blood serum sample is drawn from a patient, and monitors the concentration of selected biomarkers residing in a panel of blood serum protein biomarkers that determines if a patient has a neurodegenerative disease, such as Alzheimer’s, Parkinson’s or Lou Gehrig’s disease (ALS). The biomarkers in the panel have been selected for their ability to discriminate diseased from non-diseased patients. Power3’s statistical model evaluates the quantitative information of the protein biomarkers and assigns a probability score. The probability score indicates to the physician that the patient has a neurological disease or is disease-free. The score reflects how strongly the patient sample fits the biostatistical model and if the patient should be recommended for further follow-up by the clinician.

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

NEURODEGENERATIVE RESEARCH/CLINICAL VALIDATION STUDIES

University of Thessaly School of Medicine / Dr. Katerina Markopoulou

On November 11, 2006, University of Thessaly School of Medicine in Larissa, Greece signed a research agreement with Power3 focusing on the proteomic discovery of biomarkers for Parkinson’s disease. The collaboration will also extend to cover other neurodegenerative diseases including Alzheimer’s disease and ALS (Amyotrophic Lateral Sclerosis - Lou Gehrig's disease). According to the agreement, The University of Thessaly will provide Power3 with clinically confirmed samples of neurodegenerative disease, including age and gender matched control samples. The Principal Investigator is Katerina Markopoulou, MD PhD with the Department of Neurology.

Power3 will use its existing proprietary and patent-pending technologies to analyze the samples, seeking new protein biomarkers for the early detection of neurodegenerative diseases to add to its portfolio. The initial shipments of Parkinson’s disease and control subject samples were received in May and October 2007 and to date, 92 Parkinson’s disease patient samples, as well as age and gender matched control samples, have been received and analyzed and have shown greater than expected sensitivity and specificity. The blood serum samples collected from patients in Greece utilized Power3’s rigid sample collection protocols and were shipped to the Company’s CLIA certified laboratory in Houston, Texas, where the analysis was performed. The consistency in the sample results from both the US and Greece, points to how robust this test is in diverse populations. The better than expected Parkinson's test results and the numerous validation studies that are underway for Alzheimer's disease, ALS, and similar neurological disorders, confirm Power3’s commitment to bringing these tests to market in 2008.

Linear discriminant analysis was used to analyze biomarker protein quantities. Discriminant analysis identifies sets of linearly independent functions that will successfully classify individuals into a well-defined collection of groups (i.e. disease groups). The statistical model assumes a multivariate normal distribution for the set of biomarkers identified from each disease group. The outcome of the discriminant analysis is a collection of linear functions that maximize the ability to separate individuals into diseased and non-diseased groups.

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

Dr. Sabbagh is currently the Director of Clinical Research at the Cleo Roberts Center of Clinical Research at the Sun Health Research Institute located in Sun City, Arizona. Power3 has a Clinical Trial Agreement with Sun Health. Dr. Sabbagh has been published in seventy reviews, and has written original research articles on Alzheimer's disease and dementia. Additionally, he has published a book on Alzheimer's prevention. Dr. Sabbagh received his medical degree from the University of Arizona in Tucson, completed his residency in Neurology at Baylor College of Medicine in Houston, and completed his fellowship at the University of California, San Diego School of Medicine. He also serves as a staff physician at Sun Health Boswell Hospital where he practices general neurology and specializes in the diagnosis and treatment of Alzheimer's disease. Dr. Sabbagh is a Clinical Instructor in Neurology and provides both clinical and didactic expertise for the geriatric fellowship program.

In February 2008, the Company commenced the 300 patient clinical validation study of its NuroPro® diagnostic test for Alzheimer’s disease and Parkinson’s disease. Power3 has received 92 samples from the clinical validation study to date and the Company anticipates completion of this clinical validation study in August, 2008. Completed, analyses of 37 Alzheimer’s and healthy control samples from Sun Health Institute are showing very promising results.

The completed clinical validation study with Sun Health and Dr. Sabbagh will include one hundred Alzheimer’s disease patients, one hundred Parkinson’s disease patients and one hundred control subjects.

The Parkinson’s disease patients from Dr. Marwan Sabbagh that are included in the clinical validation study will augment the Parkinson’s disease validation study presently ongoing with the Research Institute of Thessaly in Greece led by Dr. Katerina Markopoulou, the Principal Investigator.

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

Esophageal malignancies are the sixth leading cause of cancer death in the world and represent about 1% of the cancers diagnosed in the United States. Dr. El Rifai stated that through the use of Power3’s leading edge proteomic discovery platform, twenty-three biomarkers were identified that have not been described before in this lethal malignancy. Dr. El-Rifai confirmed the differential expression of six of these novel protein biomarkers in a large panel of primary tumors using Western blot, immunohistochemical, and quantitative real time PCR techniques.”

Power3 discovered differential expression of these protein biomarkers in esophageal biopsies of normal, pre-cancerous, and cancerous areas from the same patients, using the company’s quantitative 2D gel electrophoresis platform. Power3’s findings identify a previously unknown potential oncogenic signaling mechanism in Barrett’s tumors, representing a new area that can be developed. This finding is further validation of Power3’s proteomic process as the company continues to build its reputation as leaders in novel proteomic platforms, while moving ahead in commercialization of the company’s blood based early detection proteomic tests for breast cancer, Parkinson’s disease, and Alzheimer’s disease.

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

Power3 is gratified that the editors of Expert Review of Proteomics invited Dr. Goldknopf to share his insights and describe Power3’s groundbreaking work in the study of Alzheimer’s, Parkinson’s, and Lou Gehrig’s diseases. The Company is proud the biotechnology community has recognized and acknowledged Power3’s efforts and advancements in disease diagnosis through blood-based testing. This recognition of the company is further validation of Power3’s leadership position in advancing the science of proteomics for development of molecular diagnostics and targeted therapeutics for neurodegenerative diseases and breast cancer.

Intellectual Property

The Company filed one Utility patent application in the first quarter of 2008 for 47 of the Company's identified blood serum protein biomarkers, and one Provisional patent application on July 9, 2008, comprising parts of Power3's clinically validated biomarker panel for early detection and differential diagnosis of neurodegenerative diseases, including Alzheimer’s, Parkinson’s, and Lou Gehrig’s (ALS) diseases.

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

In these patent filings, utilizing the patent pending technologies specified in previous patent application filings, we have demonstrated significant differences in blood serum concentrations between patients for objective differential diagnosis that also provides a rational basis for disease specific mechanism discrimination between:

☐
Similar neurodegenerative diseases: Alzheimer’s disease vs. Lou Gehrig’s disease (ALS) vs. Parkinson’s disease; Alzheimer’s disease vs. non-Alzheimer’s dementias vs. Parkinson’s disease; multiple forms of Alzheimer’s disease

☐	Sporadic vs. familial neurodegenerative diseases: sporadic vs. familial Lou Gehrig’s disease (ALS)

☐	Early vs. more advanced neurodegenerative diseases

These biomarkers provide the capacity for objective blood tests for early, rapid, sensitive, and specific diagnoses of neurodegenerative diseases, which will be a substantial benefit to physicians and patients who now rely on subtleties in symptoms. By the time such symptoms become clear enough to diagnose, the patient has often suffered substantial irreversible neurological damage. Differences in these highly characterized protein biomarkers also provide the type of information that can be employed in the monitoring of patients for potential drug response, disease severity and progression, as well as for potential new drug targets.

We continue to move forward in our commercialization efforts as well as strengthening our intellectual property portfolio, which currently includes eleven patents pending and numerous other patent applications in the pipeline.

Patent Application Filed in Q1 2008	Application Date	Type of Patent
12/069,807: Forty Seven (47) Protein Biomarkers for Neurodegenerative Diseases	2/13/08	US Utility

Patent Application Filed in July 2008	Application Date	Type of Patent
Application No. Pending: Diagnosis of Multiple Forms of Alzheimer’s Disease Based on Differences in Concentration of Protein Biomarkers in Blood Serum Of Patients	7/9/08	US Provisional

The number of pending patent applications as of the period ended June 30, 2008, is 11 as follows:

Qty	Type of Patent
1	Breast Cancer
9	Neurodegenerative
1	Drug Resistance

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

Net cash used in operating activities amounted to $1,007,315 for the six months ended June 30, 2008, compared to $1,055,353 for the six months ended June 30, 2007. The change in net cash used in operating activities during 2008 was primarily due to changes in the fair value of derivative liabilities, and net income for the six months ended June 30, 2008 compared to a net loss for the six months ended June 30, 2007.

Net cash provided by financing activities was $982,404 for the six months ended June 30, 2008, as compared to $1,662,137 for the six months ended June 30, 2007. The decrease in cash provided by financing activities during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is due to a reduction in borrowing activity in 2008.

As of June 30, 2008, the Company’s principal source of liquidity was $97,970 in cash.

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

Off-Balance Sheet Arrangements

At June 30, 2008, the only off balance sheet agreements in place for the Company were a lease in effect for its office space, leases in effect for phone equipment, leases in effect for lab equipment and employment agreements entered with two principal officers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion is based upon the number and magnitude of the year end and quarterly adjusting entries.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of internal control over financial reporting. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008. For the six months ended June 30, 2008 deficiencies related to transactions involving equity issuances and derivatives were identified. Following a review of the deficiencies, management determined that we had incorrectly accounted for equity issuances and derivative valuations during such period. As a result, management concluded that our disclosure controls and procedures were not effective. Management concluded that the following three deficiencies were identified in our control process:

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

On October 28, 2005, Power3 received notice of a Petition to Enforce Foreign Judgment citation filed against the Company by KForce regarding an employment fee adjudicated in December 2003 in the state of Florida against the Company, in the amount of $15,873, together with $4,735 in interest. Power3 does not agree with the Foreign Judgment and is attempting to resolve the issue prior to enforcement. No resolution has been achieved on this issue at this time; however, the Company is endeavoring to resolve the petition. This debt is not recorded in accounts payable by the Company because it is the Company’s position that the judgment should never have been entered against Power3, but rather against a different corporate entity, not related to Power3 in any way. The Company’s attorney in this matter feels that no loss is probable, nor will the Company be obligated to pay any sums whatsoever on this matter. The Company has pled improper party and expects to be vacated from the suit since it does not apply to the Company. Power3 has counterclaimed KForce for frivolous claims.

On March 12, 2008, all matters involving the dispute over the taking, by an ex-employee, of certain trade secrets, defamation and wrongful interference with Power3's contractual relations with other parties, and a pendent wage claim for severance pay, were resolved. In settlement the Company has paid the ex-employee $35,000 and has issued to the ex-employee 325,000 shares of the Company’s common stock with restrictions.

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

On August 13, 2007, Gryphon Master Fund LP and GSFF Master Fund, LP filed a lawsuit against the Company claiming a breach of a Securities Purchase Agreement, Convertible Debentures, and Registration Rights Agreement. The plaintiffs claimed the Company failed to timely obtain an effective registration statement for the shares issued to the plaintiffs and refused to recognize anti-dilution rights of the plaintiffs. The Company denies the material allegations of the complaint and asserts numerous affirmative defenses. Power3 has entered into settlement negotiations as of April 20, 2008. On August 13, 2008 the claim above, note, warrants, and all applicable penalties were settled in exchange for 5,240,000 shares of common stock valued at approximately $420,000 based upon the closing price of our common stock at the settlement date.

In October of 2007, Winstead filed suit against the Company for approximately $17,000 in attorney fees. In March 2008, a settlement was reached. The fees have been reduced to $9,000 and a payout schedule has been agreed upon.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2008, the Company issued 7,492,875 unregistered shares of common stock for cash proceeds of $647,404. Proceeds were used to fund operations.

Item 3. Defaults Upon Senior Securities

The Company is in default under the provisions of its October 2004 Securities Purchase Agreement, and accompanying registration rights agreement and debentures. The default stems from the Company’s inability to obtain effectiveness of the registration statement on Form SB-2, as amended (File No. 333-122227) filed pursuant to the registration rights agreement. The registration statement was withdrawn on June 20, 2007. As of the six months ended June 30, 2008, the Company has settled with a number of its Convertible Debenture Holders as previously mentioned above.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the six months ended June 30, 2008.

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

Signature	Title	Date

/s/ Steven B. Rash	Chairman and Chief Executive Officer	August 14, 2008
Steven B. Rash

/s/ Marion J. McCormick	Chief Accounting Officer	August 14, 2008
Marion J. McCormick