Form 10-Q
period 2008-09-30
POWER 3 MEDICAL PRODUCTS INC
filed 2008-11-19
CIK 1063530

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of November 19, 2008, was 149,859,290 shares.
The number of shares outstanding of the registrant’s preferred Series B stock, par value $.001 per share, as of November 19, 2008, was 1,500,000 shares.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(unaudited)

ASSETS	September 30, 2008	December 31, 2007
CURRENT ASSETS
Cash and Cash Equivalents	$1,850	$125,679
Other Current Assets	23,778	23,247
TOTAL CURRENT ASSETS	25,628	148,926

OTHER ASSETS
Deferred Finance Costs, net of accumulated amortization of $319,149 and $176,952 at September 30, 2008 and December 31, 2007, respectively	—	127,197
Furniture, Fixtures and Equipment, net of accumulated depreciation of $100,703 and $98,960 at September 30, 2008 and December 31, 2007, respectively	6,853	5,799
Stock Held in Escrow	190,000	—
Deposits	5,450	21,598
TOTAL ASSETS	$227,931	$303,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$979,720	$969,387
Notes Payable – in default	451,000	451,000
Notes Payable	52,626	50,000
Notes Payable to Related Parties	1,025,360	1,934,816
Convertible Debentures-in default, net of amortization of $1,524,555 and $1,178,865 at September 30, 2008 and December 31, 2007, respectively	268,253	645,190
Convertible Debentures, net of amortization of $271,351 and $0 at September 30, 2008 and December 31, 2007, respectively	271,351	—
Other Current Liabilities	608,177	1,242,936
Derivative Liabilities	648,183	3,794,305
TOTAL LIABILITIES	4,304,670	9,087,634

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.001 par value; 50,000,000 shares authorized; 1,500,000 and 0 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	1,500	—
Common Stock - $0.001 par value; 150,000,000 shares authorized; 149,259,290 and 108,352,636 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	149,260	108,353
Additional Paid-In Capital	63,837,341	60,191,104
Deficit Accumulated Before Entering Development Stage	(11,681,500)	(11,681,500)
Deficit Accumulated During Development Stage	(56,383,340)	(57,402,071)
TOTAL STOCKHOLDERS’ DEFICIT	(4,076,739)	(8,784,114)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$227,931	$303,520

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 and the period from May 18, 2004 (inception) through September 30, 2008
(unaudited)

	For the three month period ended September 30,		For the nine month period ended September 30,		Period from May 18, 2004 through September 30,
	2008	2007 (restated)	2008	2007 (restated)	2008 (restated)
REVENUE
Sales	$-	$-	$-	$121,724	$426,224
Total revenue	$-	$-	$-	$121,724	$426,224

OPERATING EXPENSES
Employee compensation and benefits	213,945	341,980	740,850	927,709	30,748,840
Professional and consulting fees	106,783	(146,835)	918,275	435,949	10,259,102
Impairment of goodwill	-	-	-	-	13,371,776
Impairment of intangible assets	-	-	-	-	179,788
Occupancy and equipment	33,997	48,323	101,937	119,504	634,341
Travel and entertainment	4,762	26,796	83,464	87,541	425,956
Write off lease	-	-	-	-	34,243
Other selling, general and administrative expenses	46,849	594,085	202,111	687,010	663,729
Total operating expenses	$406,336	$864,349	$2,046,637	$2,257,713	$56,317,775

LOSS FROM OPERATIONS	$(406,336)	$(864,349)	$(2,046,637)	$(2,135,989)	$(55,891,551)

OTHER INCOME AND (EXPENSE)
Derivative gain (loss)	$1,235,262	$4,945,238	$3,656,122	$(2,071,614)	$6,263,985
Gain on legal settlement	-	-	17,875	-	36,764
Interest income	1,247	1,533	1,822	4,645	9,113
Mandatory prepayment penalty	-		-	-	(420,000)
Other expense	-	398,317	-	-	(196,176)
Gain on conversion of financial instruments	382,784	472,878	380,400	1,565,892	1,924,976
Interest expense	(393,543)	(712,678)	(978,780)	(2,171,826)	(5,392,746)
Total other income (expense)	1,225,750	5,105,288	3,077,439	(2,672,903)	2,225,916

NET INCOME (LOSS)	$819,414	$4,240,939	$1,030,802	$(4,808,892)	$(53,665,635)
Deemed Dividend	-	-	(12,071)	-	(29,707)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$819,414	$4,240,939	$1,018,731	$(4,808,892)	$(53,695,342)
NET INCOME (LOSS) PER SHARE BASIC AND DILUTED	$0.01	$0.04	$0.01	$(0.06)

Weighted average number of shares outstanding – Basic	146,637,986	97,933,533	130,055,978	84,773,848
Weighted average number of shares outstanding – Diluted	148,543,647	106,789,359	136,364,780	84,773,848

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM INCEPTION TO SEPTEMBER 30, 2008

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

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
FROM INCEPTION TO SEPTEMBER 30, 2008

	Common Stock		Preferred Stock		Additional Paid In	Deferred Compensation	Retained
	Shares	Par Value	Shares	Par Value	Capital	Expense	Earnings	Equity
Balances, December 31, 2007	108,352,636	$108,353	—	$—	$60,191,104	$—	$(69,083,571)	$(8,784,114)
Issued shares for services	7,082,910	7,083	—	—	569,258	—	—	576,341
Issued shares for cash	7,492,875	7,493	—	—	639,911	—	—	647,404
Issued shares for conversion of debt	22,172,536	22,173	—	—	1,676,280	—	—	1,698,453
Issued shares for lawsuit settlement	325,000	325	—	—	30,550	—	—	30,875
Issued shares for payables	1,833,333	1,833	—	—	173,167	—	—	175,000
Stock held in escrow	2,000,000	2,000	—	—	188,000	—	—	190,000
Issued preferred shares	—	—	1,500,000	1,500	357,000	—	—	358,500
Deemed dividend	—	—	—	—	12,071	—	(12,071)	—
Net income	—	—	—	—	—	—	1,030,802	1,030,802
Balances, September 30, 2008	149,259,290	$149,260	1,500,000	$1,500	$63,837,341	$—	$(68,064,840)	$(4,076,739)

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTMEBER 30, 2008 AND 2007
and the period from May 18, 2004 (inception) through September 30, 2008
(unaudited)

	September 30, 2008	September 30, 2007 (restated)	Period from May 18, 2004 through September 30, 2008
Operating Activities:
Net income (loss)	$1,030,802	$(4,808,892)	$(52,972,661)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on conversion of financial instruments	(380,400)	(1,565,892)	(1,924,974)
Impairment of goodwill	—	—	13,371,776
Impairment of intangible assets	—	—	179,788
Loss on previously capitalized lease	—	—	34,243
Amortization of debt discounts and deferred finance costs	774,238	1,795,921	3,300,980
Change in derivative liability, net of bifurcation	(3,656,122)	2,071,614	(5,110,084)
Stock based compensation	576,341	236,200	33,232,386
Stock issued for settlement of lawsuit	30,875	—	30,875
Depreciation expense	1,744	13,212	100,704
Other non cash items	—	—	(34,933)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,384)	(14,508)	155,553
Accounts payable and other liabilities	343,470	516,468	2,958,278
Net cash used in operating activities	(1,293,436)	(1,755,877)	(6,678,069)

Investing Activities:
Capital expenditures, net	(2,797)	(1,984)	(141,800)
Increase in other assets	—	—	(179,786)
Net cash used in investing activities	(2,797)	(1,984)	(321,586)

Financing Activities:
Proceeds from sale of common stock	647,404	650,000	2,264,171
Borrowings on notes payable related party	45,000	107,770	75,376
Borrowings on notes payable	600,000	875,000	3,628,430
Principal payments on notes payable related party	(30,000)	(17,300)	(47,300)
Principal payments on notes payable	(90,000)	(20,000)	(122,478)
Proceeds from CD, warrants and rights net of issuance cost	—	306,667	1,200,710
Net cash provided by financing activities	1,172,404	1,902,137	6,998,909

Net change in cash and cash equivalents	(123,829)	144,276	(746)

Cash and cash equivalents, beginning of period	125,679	40,602	2,596
Cash and cash equivalents, end of period	$1,850	$184,878	$1,850

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
and the period from May 18, 2004 (inception) through September 30, 2008
(unaudited)

	September 30, 2008	September 30, 2007 (restated)	Period from May 18, 2004 through September 30, 2008
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$—	$—	$59,840
Income taxes	$—	$—	$—

Non-cash transactions
Restatement of notes payable to notes payable related parties	$—	$—	$1,393,346
Exchange of convertible notes for stock	$1,995,894	$2,156,937	$3,555,698
Stock issued for settlement of payables	$175,000	$—	$181,697
Deemed dividend	$12,071	$17,635	$29,706
Exchange of convertible preferred stock for common stock	$—	$—	$3,380,975
Preferred stock issued for payables	$360,000	$—	$360,000
Stock held in escrow	$190,000	$—	$190,000

The accompanying notes are an integral part of these financial statements.

b

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Power3 Medical Products, Inc. (“Power3”) or the “Company”) at September 30, 2008, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Power3’s Form 10-KSB for the year ended December 31, 2007. In management’s opinion, these interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Restatements

Restatements of previously reported financial results for the nine month period ended September 30, 2007, were made. See Note 7.

Earnings Per Share

Basic and diluted earnings per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income.

Earnings per share for the three and nine month periods ended September 30, 2008, is computed as follows:

	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount

For the three month period ended September 30, 2008
Net Income	$819,414

Basic EPS
Income available to common stockholders	$819,414	146,637,986	$0.01
Effective Dilutive EPS *
Income available to common stockholders	$819,414	148,543,647	$0.01

For the nine month period ended September 30, 2008
Net Income	$1,030,802

Basic EPS
Income available to common stockholders	$1,018,731	130,055,978	$0.01
Effective Dilutive EPS *
Income available to common stockholders	$1,018,731	136,364,780	$0.01

*The Company uses the treasury stock method to determine whether any outstanding options or warrants are to be included in the diluted earnings per share calculation.  Power3 had 10,866,667 and 24,545,829 shares issuable on dilutive warrants exercisable as follows:

Exercise Price	Number Of Shares Issuable	Proceeds

For the three month period ended September 30, 2008

$ 0.03	1,666,667	$41,667
0.06	9,200,000	552,000
0.08	—	—
0.09	—	—
	10,866,667	$593,667

For the nine month period ended September 30, 2008

$ 0.03	1,666,667	$41,667
0.06	9,200,000	552,000
0.08	12,845,829	1,027,666
0.09	833,333	75,000
	24,545,829	$1,696,333

Using an average share price of $0.066 and $0.093 for the three and nine months ended September 30, 2008, the warrants result in a net additional possible dilution of 1,905,661 and 6,308,802 shares respectively.  This results in 148,543,647 and 136,364,780 shares used in the above calculations. An additional 31,823,261 and 18,144,099 warrants have been issued, but are not “in the money” and are therefore not included in these calculations, due to their anti-dilutive effect.

NOTE 2. GOING CONCERN

As shown in the accompanying financial statements, Power3 has an accumulated deficit of $68,064,840 as of September 30, 2008, and negative operating cash flow since inception of approximately $6,700,000.  These conditions create an uncertainty as to Power3's ability to continue as a going concern.

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

The Company is in default under the provisions of the Agreement, Registration Rights Agreement and previously issued debentures. The aggregate amount payable upon an acceleration by reason of an event of default is equal to the greater of 130% of the principal amount of the debentures to be prepaid or the principal amount of the debentures to be prepaid, divided by the conversion price on the date specified in the debenture, multiplied by the closing price on the date set forth in the debenture. The default stems from the Company’s inability to obtain effectiveness of the registration statement on Form SB-2, as amended (File No. 333-122227) filed pursuant to the registration rights agreement. The registration statement was withdrawn on June 20, 2007. As of the nine months ended September 30, 2008, the Company has settled with a number of its convertible debenture holders and expects to settle with the remaining convertible debenture holders in 2009.

Of the $1,400,000 Convertible Debentures mentioned above the Company has settled $1,284,990 and $884,990 as of September 30, 2008, and December 31, 2007, respectively, resulting in a balance of $115,010 and $515,010 at September 30, 2008 and December 31, 2007, respectively.

On April 3, 2007, the Company entered into a joint venture agreement with NeoGenomics to form a Contract Research Organization (CRO) and collaborate on research work in the future. Currently, Power3 and NeoGenomics are in discussion to revise the expired Letter of Intent between the respective organizations.

On June 30, 2008, the Company issued a $200,000, 15% convertible debenture with detachable warrants to purchase 3,500,000 shares of common stock to Able Income Fund LLC.  The note has a maturity date of September 15, 2009.  The warrants have a five-year term and a strike price of $0.06.

On July 29, 2008, the Company issued a $250,000, 15% convertible debenture with detachable warrants to purchase 4,500,000 shares of common stock to Able Income Fund LLC.  The note has a maturity date of October 15, 2009. The warrants have a five-year term and a strike price of $0.06.

Power3 has converted several notes and plans to continue doing so. In some instances, Power3 has offered terms of conversion lower than the original agreement including raising the strike price of warrants attached to these instruments. As a result of this additional consideration, upon conversion the Company recorded a $380,402 gain on the conversion of notes and settlement of penalties during the nine months ended September 30, 2008.  The change in the conversion terms represented greater than 10% of the principal value of the notes and as a result extinguishment accounting has been applied consistent with EITF 96-19.

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

Deemed Dividend

As part of Power3’s attempt to induce warrant holders to exercise its warrants, the strike price of certain warrants was reduced resulting in a deemed dividend of $12,071, consistent with EITF 98-5.  The deemed dividend was valued using the Black-Scholes model immediately before and after the inducement, consistent with paragraph 51 of SFAS 123R.

Convertible Debentures, Warrants and Additional Investment Rights:

The carrying values of the Company’s convertible debentures amounted to $539,604 and $645,190, at September 30, 2008 and December 31, 2007, as follows.

Convertible Debentures:	As of September 30, 2008	As of December 31, 2007
Securities Purchase Agreement Holders	$115,010	$515,010
Discount	—	(86,844)

Note 3:
Chosid	—	200,000
Wood	—	120,000
Seyburn	100,000	100,000
Discount on Note 3	—	(210,417)

Note 4:
NeoGenomics	200,000	200,000
Discount on Note 4	(146,757)	(192,559)

Note 5:
Able Income Fund	200,000	—
Discount on Note 5	(116,808)	—

Note 6:
Able Income Fund	250,000	—
Discount on Note 5	(61,841)	—
Totals	$539,604	$645,190

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2008 and December 31, 2007:

Derivative Liabilities:	September 30, 2008	December 31, 2007
Common stock warrants	$147,443	$1,563,183
Embedded conversion feature	468,103	1,205,719
Additional investment rights	—	642,792
Other derivative instruments	32,637	382,611
	$648,183	$3,794,305

The fair values of certain other derivative financial instruments (warrants) that existed at the time of the initial Debenture Financing were re-classed from stockholders’ equity to liabilities when, in connection with the Debenture Financing, the Company no longer controlled its ability to share-settle these instruments.

Other Notes, Preferred Stock and Warrants:

During November and December 2005, the Company issued $300,000 (2 tranches of $150,000) face value, 11% notes and detachable warrants to purchase 2,000,000 shares of common stock to Trinity Financing Investments Corporation. The warrants have eight-year terms and strike prices of $0.25 for 1,000,000 shares and $0.14 for 1,000,000 shares.  The note was paid in full as of December 31, 2007.

Other derivative financial instruments consist of various warrants that were issued prior to and subsequent to the debenture financing and were reclassified from stockholders’ equity or initially accounted for as liabilities, at fair values, since share-settlement was not within the Company’s control after the debenture financing.

Notes Payable, in Default and to Related Parties

The total Notes Payable to related parties decreased from $1,934,816 as of December 31, 2007, to $1,025,360 as of September 30, 2008, as follows:

	As of September 30, 2008	As of December 31, 2007
Notes payable in default:
Cordillera I	$251,000	$251,000
Cordillera II	$200,000	$200,000
Totals	$451,000	$451,000
Notes payable:
Kazanowski	$80,000	$50,000
Discount on Kazanowski note	(28,687)	—
Kraniak	$30,000	$—
Discount on Kraniak note	$(28,687)	$—
	$52,626	$50,000
Notes payable - related parties:
Rash	$15,000	$924,456
Goldknopf	$975,360	$975,360
Rosinski	$35,000	$35,000
	1,025,360	1,934,816
Totals	$1,528,986	$2,435,816

NOTE 4. OTHER SIGNIFICANT EQUITY TRANSACTIONS

Deemed distribution:

During the 2nd Quarter of 2004, the Company issued 15,000,000 shares of common stock as consideration for a set of assets and liabilities purchased from Advanced BioChem in the asset purchase transaction of May 18, 2004.  Because this transaction was between individuals and entities considered to be related parties, under the rules of the SEC, the assets are recorded at historical cost and the amount in excess of historical cost is considered to be a deemed distribution to the shareholders. As part of that transaction, the Company recorded a deemed distribution of $13,371,776 as the difference between the market value of the stock at $0.90 per share on the date of the agreement ($13,500,000) and $128,224, debt in excess of the assets received in the transaction.

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

Deemed dividend:

As part of Power3’s attempt to induce exercise, the strike price of several warrants was reduced resulting in a deemed dividend of $12,071 and $17,635, consistent with EITF 98-5, for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.  The deemed dividends were valued using the Black−Scholes model immediately before and after the inducement, consistent with paragraph 51 of SFAS 123R.

Preferred shares issued during the nine-month period ended September 30, 2008:

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

In September 2008, Steven B. Rash, our Chief Executive Officer and Chairman of the Board, resigned from all of his positions with the Company.  This resulted in 1,500,000 shares of the outstanding Series B Preferred Stock converting to 1,500,000 shares of common stock, which remain unissued due to insufficient authorized shares.  As of September 30, 2008, these shares are presented as a stock payable on the balance sheet of $34,500, based on the closing share price of our common stock.  1,500,000 shares of Series B Preferred Stock are issued and outstanding as of September 30, 2008.

Shares issued for cash during the nine-month period ended September 30, 2008:

7,492,875 shares of common stock were issued for cash to private investors in the amount of $647,404.

Shares issued for payables during the nine-month period ended September 30, 2008:

1,833,333 shares of common stock were issued in payment on outstanding invoices for services.  The shares were valued at $175,000 based upon the closing price of our common stock at the grant date resulting in a loss on extinguishment of debt of $14,730.

Shares issued for services during the nine-month period ended September 30, 2008:

9,082,910 shares of common stock were issued for services to employees and consultants.  The shares were valued at $576,341 based upon the closing price of our common stock at the grant date.  2,000,000 of these shares are being held in escrow.  The 2,000,000 shares held in escrow are being carried as an asset on the balance sheet at a value of $190,000.

Shares issued in settlement of legal proceedings during the nine-month period ended September 30, 2008:

325,000 shares of common stock were issued in settlement of a dispute with a former employee as mentioned above.  The shares were valued at $30,875 based upon the closing price of our common stock at the grant date.

Shares issued for conversion of debt during the nine-month period ended September 30, 2008:

22,172,536 shares of common stock were issued for conversion of convertible notes in the amount of $1,644,456 as mentioned in Note 3 above.  The shares were valued at $1,698,453 based upon the closing price of our common stock at the grant date resulting in a gain on extinguishment of debt of $312,171.

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

On July 18, 2008, the Company entered into a private offering with Golden Gate Investors, Inc. for an aggregate of up to $1,000,000 of 6% convertible debentures.

 On August 13, 2007, Gryphon Master Fund LP and GSFF Master Fund, LP filed a lawsuit against the Company claiming a breach of a Securities Purchase Agreement, Convertible Debentures, and Registration Rights Agreement.  The plaintiffs claimed the Company failed to timely obtain an effective registration statement for the shares issued to the plaintiffs and refused to recognize anti-dilution rights of the plaintiffs. The Company denied the material allegations of the complaint and asserted numerous affirmative defenses.  Power3 entered into settlement negotiations as of April 20, 2008.  On August 13, 2008, the claim above, note, warrants, and all applicable penalties were settled in exchange for 5,240,000 shares of common stock valued at approximately $233,000 based upon the closing price of our common stock at the settlement date.

In October of 2007, Winstead filed suit against the Company for approximately $17,000 in attorney fees. In March 2008, a settlement was reached. The fees have been reduced to $9,000 and a payout schedule has been agreed upon.  The balance of the payout is included in accounts payable at September 30, 2008.

NOTE 6. SUBSEQUENT EVENTS

On October 6, 2008, the Company issued 200,000 shares of common stock in payment of accounts payable.  The shares were valued at $9,000 based upon the closing price of our common stock at the grant date.

On October 7, 2008, the Company issued 400,000 shares of common stock in payment of consulting services.  The shares were valued at $16,000 based upon the closing price of our common stock at the grant date.

On November 4, 2008, the Company completed a private placement of its debt and equity securities.  The private placement was completed pursuant to a series of convertible promissory notes and warrants that were issued to certain investors.  The Company sold $2,209,435 in principal amount of the notes, which are convertible into 73,647,832 shares of the Company’s common stock, and warrants to purchase an aggregate of 68,059,539 shares of common stock.  The Company has received $180,000 in cash and $2,029,435 as an offset against amounts due to the investors by the Company for amounts previously advanced to the Company or amounts due for services provided to the Company by the investors.

The notes are unsecured and accrue interest at a rate of 12% per annum.  All outstanding principal and accrued interest is due and payable on November 4, 2009, and is convertible at the option of the holder into shares of common stock at a conversion price equal to $0.03 per share.  The Company can prepay the notes only with ten days prior written notice to the holders.  The form of note is filed as an exhibit to Form 8-K filed by the Company with the Securities and Exchange Commission on November 10, 2008.

The warrants have an exercise price of $0.04 per share of common stock and expire on the date three years after the issuance of the warrants.  The warrants include a cashless exercise option. The form of warrant is filed as an exhibit to Form 8-K filed by the Company with the Securities and Exchange Commission on November 10, 2008.

One of the investors has material relationships with the Company.  Ira L. Goldknopf, the Company’s President, Chief Scientific Officer, interim Chairman and sole director, received a note with an initial principal amount of $1,189,435 and warrants to purchase 36,598,000 shares of common stock.

On November 13, 2008, the Company filed a preliminary Schedule 14A informing investors that there will be a Special Meeting of Shareholders of the Company to approve an amendment to the Company’s Certificate of Incorporation increasing the authorized amount of the Company’s Common Stock, from 150,000,000 shares to 600,000,000 shares.  The date for the the meeting has not yet been set.

On November 18, 2008, the Company issued a $150,000 promissory note to Helen R. Park for services provided to the Company.  The note is convertible into 5,000,000 shares of the Company’s common stock at $0.03 per share of common stock, and warrants to purchase 5,000,000 shares of common stock at $0.04 per share of common stock.  The note is unsecured and accrues interest at a rate of 12% per annum. All outstanding principal and accrued interest is due and payable on November 18, 2009, and is convertible at the option of the holder.  The warrants include a cashless exercise option and expire three years after issuance.

NOTE 7. RESTATEMENT

The Company has identified certain accounting errors related to derivative liabilities which resulted in changes to derivative loss, interest expense and loss on conversion of financial instruments among other errors.

The effect on the statement of operations for the nine months ended September 30, 2007 as a result of the adjustments was an decrease in net loss of $237,567 and no change in loss per share.

The effect on the balance sheet was an increase of $831,647 in total liabilities.

In all other material respects, the financial statements are unchanged.

Following is a summary of the unaudited restatement adjustments:

As of September 30, 2007

SUMMARY BALANCE SHEET (unaudited)
	As Reported (unaudited)	Adjustment		As Restated (unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$184,878	$—		$184,878
Other Current Assets	900	—		900
TOTAL CURRENT ASSETS	185,778	—		185,778

OTHER ASSETS
Deferred Finance Costs, net of amortization	166,511	—		166,511
Intellectual Property	179,788	—		179,788
Furniture, Fixtures and Equipment, net of accumulated depreciation	5,146	—		5,146
Deposits	19,508	—		19,508
TOTAL ASSETS	$556,731	—		$556,731

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$970,948	—		$970,948
Notes Payable – in default	601,000	—		601,000
Notes Payable to Related Parties	1,784,816	—		1,784,816
Convertible Debentures-in default, net of amortization	423,386	(40,038	) (a)	383,348
Other Current Liabilities	1,017,744	181,934	(b)	1,199,678
Derivative Liabilities	3,720,990	689,751	(a)	4,410,741
TOTAL LIABILITIES	8,518,884	831,647		9,350,531

STOCKHOLDERS’ DEFICIT
Preferred Stock	—	—		—
Common Stock	102,741	—		102,741
Additional Paid-In Capital	60,831,214	(1,051,580	) (c)	59,779,634
Deficit Accumulated Before Entering Development Stage	(11,681,500)	—		(11,681,500)
Deficit Accumulated During Development Stage	(57,214,608)	219,933	(d)	(56,994,675)
TOTAL STOCKHOLDERS’ DEFICIT	(7,962,153)	(831,647)		(8,793,800)

TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIT	$556,731	—		$556,731

(a)	To adjust to correct accounts associated with derivatives.
(b)	To adjust to correct accounts associated with derivative and to correct accrued interest.
(c)	To adjust to correct stock for conversion.
(d)	To adjust accumulated deficit largely due to errors associated with derivatives

For the three months ended September 30, 2007 SUMMARY STATEMENT OF OPERATIONS	Three Months Ended September 30, 2007			Three Months Ended September 30, 2007
(unaudited)	As Reported (unaudited)	Adjustments (unaudited)		As Restated (unaudited)
REVENUE
Sales	$—	$—		$—
Total revenue	—	—		—

OPERATING EXPENSES
Employee compensation and benefits	341,146	834	(a)	341,980
Professional and consulting fees	169,112	(315,947	) (a)	(146,835)
Occupancy and equipment	53,654	(5,331	) (a)	48,323
Travel and entertainment	26,796	—		26,796
Other selling, general and administrative expenses	10,158	583,927	(a)	594,085
Total operating expenses	600,866	263,483		864,349

LOSS FROM OPERATIONS	(600,866)	(263,483)		(864,349)

OTHER INCOME AND (EXPENSE)
Derivative gain	2,169,466	2,775,772	(b)	4,945,238
Interest income	1,533	—		1,533
Mandatory prepayment penalty	230,900	(230,900	) (c)	—
Other expense	531,062	(132,745	) (a)	398,317
Loss on conversion of financial instruments	(442,373)	915,251	(b)	472,878
Interest expense	(48,244)	(664,434	) (b)	(712,678)
Total other income	2,442,344	2,662,944		5,105,288

NET INCOME	$1,841,478	$2,399,461		$4,240,939

NET INCOME PER SHARE BASIC AND DILUTED	$0.02	$0.02		$0.04

Weighted average number of shares outstanding	83,793,113	14,140,420		97,933,533

(a)	To adjust to correct account to actual based on previous errors.
(b)	To adjust to correct accounts associated with derivatives.
(c)	To adjust to correct account based on conversion of debt.

For the nine months ended September 30, 2007 SUMMARY STATEMENT OF OPERATIONS	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2007
(unaudited)	As Reported (unaudited)	Adjustments (unaudited)		As Restated (unaudited)
REVENUE
Sales	$121,724	$—		$121,724
Total Revenue	121,724	—		121,724
OPERATING EXPENSES
Employee compensation and benefits	927,709	—		927,709
Professional and consulting fees	550,896	(114,947	) (a)	435,949
Occupancy and equipment	128,036	(8,532	) (b)	119,504
Travel and entertainment	87,541	—		87,541
Other selling, general and administrative expenses	99,881	587,129	(c)	687,010
Total operating expenses	1,794,063	463,650		2,257,713

LOSS FROM OPERATIONS	(1,672,339)	(463,650)		(2,135,989)

OTHER INCOME AND (EXPENSE)
Derivative gain (loss)	(1,639,641)	(431,973	) (d)	(2,071,614)
Interest income	4,645	—		4,645
Mandatory prepayment penalty	230,900	(230,900	) (e)	—
Gain on conversion of financial instruments	(840,244)	2,406,136	(c)	1,565,892
Interest expense	(1,129,780)	(1,042,046	) (d)	(2,171,826)
Total other income (expense)	(3,374,120)	701,217		(2,672,903)

NET LOSS	$(5,046,459)	$237,567		$(4,808,892)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.06)	$(0.00)		$(0.06)

Weighted average number of shares outstanding	84,773,848	—		84,773,848

(a)	To adjust to correct account associated with stock for services.
(b)	To correct account balance due to error in not accruing rent.
(c)	To adjust to correct account to actual based on previous errors.
(d)	To adjust to correct accounts associated with derivatives.
(e)	To adjust to correct account based on conversion of debt.

Item 2.  Management’s Discussion and Analysis

This report contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report.  In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Except for its ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Accordingly, the reader should not rely on forward-looking statements, because they are subject to known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements.

You should read the following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes to those financial statements, included elsewhere in this report.

The information contained below is subject to the “Risk Factors Relating to our Operations” and other risks detailed in this report and our other reports filed with the Securities and Exchange Commission.  We urge you to review carefully the section “Risk Factors Relating to our Operations” included in this report for a more complete discussion of the risks associated with an investment in our securities.

Overview

Power3 Medical Products, Inc has been a development stage company since May 2004, with our primary business activities focused on the development of our intellectual property assets in the area of diagnoses for breast cancer, ALS, Alzheimer’s disease and Parkinson’s disease.  In September 2008, Steven B. Rash, our Chief Executive Officer and Chairman of the Board, resigned form all of his positions with us.  Ira L. Goldknopf, our sole remaining director and Chief Scientific Officer, was appointed as President and interim Chairman of the Board.  Helen R. Park was appointed Interim Chief Executive Officer.  Under the direction of our restructured management team, we implemented a new strategy focusing on commercialization of our intellectual property assets, with less emphasis on research and development.  In connection with our new focus, and in an effort to preserve cash and reduce operating costs, we reduced the amount of space we occupied and implemented a reduction in force.

Prior to May 2004, we were engaged in product development, sales, distribution and services for the healthcare industry.  We transitioned to being a development stage company on May 18, 2004, when we completed the acquisition of certain intellectual property assets from Advanced Bio/Chem, Inc. and began focusing on research and development relating to those assets.  On September 12, 2003, we completed a one-for-fifty reverse stock split and changed our name from Surgical Safety Products, Inc. to Power3 Medical Products, Inc.

Risk Factors Relating to our Operations

Readers are cautioned that there are significant risks and uncertainties associated with investment in the Company’s securities, including, without limitation:

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

In September 2008, Steven B. Rash, our Chief Executive Officer and Chairman of the Board, resigned from all of his positions with the Company.  This resulted in 1,500,000 shares of the outstanding Series B Preferred Stock converting to 1,500,000 shares of common stock, which remain unissued due to insufficient authorized shares.  As of September 30, 2008, these shares are presented as a stock payable on the balance sheet of $34,500, based on the closing share price of our common stock.  1,500,000 shares of Series B Preferred Stock are issued and outstanding as of September 30, 2008.

SCIENTIFIC DEVELOPMENTS

CLIA Certification

On March 25, 2008, Power3 received its CLIA (Clinical Laboratory Improvement Amendment) compliance recertification following a CLIA regulatory inspection.  Power3 earned its CLIA recertification to offer high complexity tests after meeting standards for knowledge, training, expertise, quality control, quality assurance, and testing proficiency. With CLIA recertification, Power3 is able to continue offering its blood serum based tests, BC-SeraPro™ and NuroPro®.  Receipt of Power3’s CLIA recertification of compliance is a major milestone. This achievement reflects Power3’s desire to offer the highest quality diagnostic tests in its continuing mission to commercialize the Company’s discoveries and serve the medical and scientific communities.

Power3’s scientific team is currently headed by its President and Chief Scientific Officer, Dr. Ira L. Goldknopf.  Dr. Goldknopf, a recognized pioneer in the science of proteomics, protein biochemistry and discovery of new proteins, who has made significant scientific contributions. The scientific team at Power3 has leveraged these significant insights into the discovery of unique disease protein footprints of biomarkers in breast cancer, neurodegenerative diseases, and drug resistance to chemotherapeutic agents.

PRODUCT CANDIDATES

Power3 is targeting the protein-based diagnostic and drug targeting markets.  This includes neurodegenerative diseases (Alzheimer’s and Parkinson’s) and breast cancer utilizing the Company’s portfolio of proprietary disease biomarkers and tests. In the area of neurodegenerative diseases and breast cancer, the Company has completed research and clinical validation studies involving over 1500 patient samples.  Power3 uses biostatistical analysis to monitor panels of biomarkers for diagnostic sensitivity and specificity for disease, normal and disease controls. By testing patient body fluids and tissues, including blood serum (for breast cancer and neurodegenerative diseases), and bone marrow aspirates (form leukemia patients), the Company has discovered unique protein biomarker patterns in over 2,000 patient samples that cover a broad range of diseases:

☐	Cancers such as breast, leukemia, bladder, stomach, and esophageal

☐	Neurodegenerative diseases such as Alzheimer’s, ALS, and Parkinson’s disease.

The Company’s discovery platform uses proprietary methodologies, trade secrets, and accepted technologies that have been optimized and validated for reproducible discovery and analysis of disease specific protein biomarkers in clinically relevant patient samples. Following sample preparation, a quantitative 2D Gel Electrophoresis system is used for the separation of proteins. The gels are stained, digitally scanned and the digital images are analyzed with unprecedented reproducibility and sensitivity for quantitative differences of protein biomarkers in disease vs. control patient samples. These differences are evaluated using advanced biostatistical analysis to generate statistical models for the disease and control sample groups. This statistical model is then applied to new patient samples and used to predict their diagnosis. Biomarkers of interest can be removed from the 2D gel matrix and analyzed by fingerprinting on a liquid chromatograph - tandem mass spectrometer. This information is then cross-referenced on a worldwide database and the results are combined with results from additional protein chemistry analysis to identify the specific protein biomarker. This process requires a great deal of experience and expertise in protein biochemistry to make an accurate identification.  This is the most critical finding for scalability of Power3’s diagnostic tests.  The Company delivers significant discoveries, exhibiting validated, reproducible, and reliable biomarkers, over a broad quantitative range and linearity which translates into usable diagnostic assays.

The Company has successfully identified more than 543 protein biomarkers that are differentially expressed in response to disease by employing its proprietary technologies gained from over 40 years of experience in protein biochemistry.  These biomarkers are used for its specific disease indication for diagnostic purposes in the evaluation of an individuals health.

Power3 has transitioned from a company focused on research and development to one that is demonstrating “proof of concept” of its technology, as it enters the commercialization stage for its technology, products and services. The Company has developed a portfolio of products including BC-SeraPro™, a proteomic blood serum test for the early detection of breast cancer, and NuroPro®, a serum test for the detection of neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases.  Note: They are not approved by the FDA

DEVELOPMENT OF BC-SeraPro™, A BLOOD SERUM PROTEIN BREAST CANCER TEST

Breast cancer is the second leading cause of cancer deaths in women and results in 40,000 deaths with over $7 million spent on breast cancer diagnosis annually. An important factor in surviving cancer is early detection and treatment. According to the American Cancer Society Surveillance Research, when breast cancer is confined to the breast, the five-year survival rate for early stages is close to 100%. Due to the limitations of the current diagnostic techniques of mammograms and self-examination, the presence of breast cancer is often missed or tests are inconclusive. The limitations and lack of accuracy of the current diagnostic tests highlight the need for a test that can detect the presence of breast cancer much earlier and more accurately.

BC-SeraPro™ is a proteomic test for the diagnosis of breast cancer. This test is designed to measure the quantitative expression level of 22 protein biomarkers in the serum that differentiate between breast cancer patients and control subjects. The concentration of the biomarkers from a patient’s serum sample is compared to Power3 Medical Products’ extensive patient database.  Statistical analysis by linear discriminate function will analyze the patient’s biomarker concentrations and assign a probability score for the diagnosis of the patient sample. The probability score is ranged from 0.0 to 1.0.  Results of the BC-SeraPro™ test should not be considered a stand alone diagnosis nor a guarantee, but are intended to be used in conjunction with other breast cancer diagnostic tools.

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

The availability of an accurate and minimally-invasive test would avoid such repeated mammogram exams, with their discomfort, inconvenience, x-ray exposure, and emotional stress. In such cases, BC-SeraPro™, which in a 60 patient blinded study, demonstrated 80% sensitivity and 87% specificity for the detection of breast cancer, could exclude malignancy at higher accuracy than mammography. BC-SeraPro™ could detect the disease at a point when treatment is both more effective and less expensive.

During the quarter ending September 30, 2008, Power3 continued its blood serum breast cancer biomarker discovery program using blood serum samples collected from clinical validation sites, in collaboration with Dr. Alan Hollingsworth at the Mercy Woman’s Center in Oklahoma City, OK and Dr. Leroy Leeds at Obstetrics & Gynecological Associates, PA in Houston, TX. To date, in the latest clinical research/validation study involving Mercy Woman’s Center and Obstetrics & Gynecological Associates, 97 patient samples have been received and analyzed.  The results continue to meet the Company’s expectations.

During the quarter, discussions were initiated to commence BC-SeraPro™ clinical validation studies in several Middle Eastern countries and in Greece. To commercialize BC-SeraPro™ in the Middle Eastern countries, Power3, in collaboration with the Princess Haya Biotechnology Center in Irbid, Jordan, hosted Mr. Yazan Akkam for two weeks of laboratory training in Power3’s proprietary sample processing and analysis by 2D gel electrophoresis. Mr Akkam’s training will help Power3 accelerate the process of sample analysis for future commercialization of the test in Jordan.  Dr. Said Jaradat, the Director of Princess Haya Biotechnology Center, has acknowledged this collaboration and shared the Center’s collaboration experience with Power3 in his talk with the President of the National Institute of Health (NIH) during his visit to Jordan.  Power3 plans to commercialize BC-SeraPro™ in Jordan as soon as the Company finishes the validation study with the Princess Haya Biotechnology Center. This clinical validation study is expected to be concluded by the end of the third quarter, 2009.

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

DEVELOPMENT OF NuroPro®, A BLOOD SERUM PROTEIN NEURODEGENERATIVE DISEASE DIAGNOSTIC SCREENING TEST

Early detection of neurodegenerative disease generally results in better patient outcomes. Three neurodegenerative diseases of particular interest are Alzheimer’s disease, Parkinson’s disease and ALS (Amyotrophic Lateral Sclerosis, aka Lou Gehrig’s disease). The Alzheimer’s Association reports that Alzheimer’s disease is the most common form of dementia, affecting over 5.1 million Americans, of which 4.9 million are 65 or older. Every 72 seconds, someone in America develops Alzheimer’s disease and by mid-century someone will develop Alzheimer’s every 33 seconds. People as young as 30 years old can contract the disease and one in ten people age 65 and over have Alzheimer’s disease. In addition, the American Parkinson’s Disease Association reports that more than 1.5 million people in the U.S. have Parkinson’s disease, affecting about 1 in 100 Americans over the age of 60, and a new case of Parkinson’s disease is diagnosed every 9 minutes. On a smaller scale, the ALS Association reports that an average of approximately 30,000 Americans are afflicted with ALS, with 5,000 new cases diagnosed annually.

Currently, Power3 is using a panel of 59 protein biomarkers employed in the development of the NuroPro® blood serum-based tests for four disease diagnostics including neurological diseases of motor control such as Parkinson’s disease, ALS and similarly presenting like disorders; ALS specific tests for ALS vs. ALS-like disorders; Alzheimer’s disease specific tests; and a Parkinson’s disease specific test. Pre-IDE applications for the first two diagnostic tests have been filed with the U.S. Food and Drug Administration (FDA).  With the NuroPro® test, which involves monitoring the concentration of 59 differentially expressed blood serum proteins, the Company has identified groups of unique markers that appear to distinguish normal patients from those with motor neuron, cognitive, movement, and other neurological disorders.  These biomarkers were selected from the analysis of over 850 blood serum patient samples.

How NuroPro® Works

The NuroPro® test has the potential to become the first clinical diagnostic test available for the detection of neurodegenerative diseases.

NuroPro® is a series of three separate and distinct blood serum tests to be commercialized, designed to diagnose Alzheimer’s, Parkinson’s or Lou Gehrig’s disease (ALS) in individuals. The test monitors the concentration of selected proteins residing in a panel of blood serum protein biomarkers.  It determines if a patient has a neurodegenerative disease, such as Alzheimer’s, Parkinson’s or Lou Gehrig’s disease (ALS). The biomarkers in the panel have been selected for their ability to discriminate patients with these diseases from patients who do not have the disease (normal and alternate disease controls). Power3’s statistical model evaluates the quantitative information of the protein biomarkers and assigns a probability score. The probability score indicates to the physician that the patient has a particular neurological disease or does not. The score reflects how strongly the patient sample fits the biostatistical model and if the patient should be recommended for further follow-up by the clinician.

Blood serum collection is a routine procedure performed by a clinician. A small sample of blood is drawn from a vein, the serum separated and collected, then frozen and transported to the Power3 Medical CLIA certified laboratory, utilizing pre-approved carriers/delivery services, where sample preparation and analysis begins.

NEURODEGENERATIVE RESEARCH/CLINICAL VALIDATION STUDIES

University of Thessaly School of Medicine / Dr. Katerina Markopoulou

On November 11, 2006, University of Thessaly School of Medicine in Larissa, Greece signed a research agreement with Power3 focusing on the proteomic discovery of biomarkers for Parkinson’s disease. The collaboration will also extend to cover other neurodegenerative diseases including Alzheimer’s disease and ALS (Amyotrophic Lateral Sclerosis - Lou Gehrig's disease). Pursuant to the agreement, The University of Thessaly is providing Power3 with clinically confirmed samples of neurodegenerative disease, including age and gender matched control samples. The Principal Investigator is Katerina Markopoulou, MD PhD, of the Department of Neurology.

Power3 uses its existing proprietary and patent-pending technologies to analyze the samples, monitoring existing and seeking new additional protein biomarkers for the early detection of neurodegenerative diseases to add to its portfolio. To date, 92 Parkinson’s disease patient samples, as well as age and gender matched control samples, have been received and analyzed that show greater than expected sensitivity and specificity. The blood serum samples collected from patients in Greece utilized Power3’s rigid sample collection protocols and were shipped to the Company’s CLIA certified laboratory in Houston, Texas, where the analysis was performed. The consistency in the sample results from both the US and Greece, indicate how robust this test is in diverse populations. The better than expected Parkinson's test results and the numerous validation studies that are underway for Alzheimer's disease, ALS, and similar neurological disorders, confirm Power3’s commitment to bringing these tests to market in 2009-10.

Linear discriminate analysis is used for combined analysis of the biomarker protein quantities. Discriminate analysis identifies sets of linearly independent functions that will successfully classify individuals into a well-defined collection of groups (i.e. disease groups). The statistical model assumes a multivariate normal distribution for the set of biomarkers identified from each disease group. The outcome of the discriminate analysis is a collection of linear functions that maximize the ability to separate individuals into specific disease and groups of normal and alternate disease controls.  This technique also determines which of the biomarkers provide the best combined results for diagnosis.

Dr. Marwan N. Sabbagh / Cleo Roberts Center of Clinical Research at the Sun Health Research Institute

On October 12, 2007, Power3 appointed Marwan N. Sabbagh, MD FAAN to the Company's Scientific Advisory Board. Dr. Sabbagh, a national leader in Alzheimer’s disease, is collaborating with Power3 in a 300 patient validation study of blood serum samples using Power3's NuroPro® diagnostic screening test.

Dr. Sabbagh is currently the Chief Medical-Scientific Officer of the Sun Health Research Institute of Banner Health located in Sun City, Arizona. Power3 has a Clinical Trial Agreement with Sun Health. Dr. Sabbagh has published seventy reviews, and original research articles on Alzheimer's disease and dementia. Additionally, he has published a book on Alzheimer's prevention. Dr. Sabbagh received his medical degree from the University of Arizona in Tucson, completed his residency in Neurology at Baylor College of Medicine in Houston, and completed his fellowship at the University of California, San Diego School of Medicine. He also serves as Medical Director of Sun Health Boswell Hospital where he practices general neurology and specializes in the diagnosis and treatment of Alzheimer's disease. Dr. Sabbagh is a Clinical Instructor in Neurology and provides both clinical and didactic expertise for the geriatric fellowship program.

In February 2008, the Company commenced the100 patient phase I clinical validation study of its NuroPro® diagnostic test for Alzheimer’s disease and Parkinson’s disease. Power3 has received 92 samples from the clinical validation study to date and the Company anticipates completion of this clinical validation study in Q4, 2008. Interim results from completed analyses of 30 Alzheimer’s patients and 70 healthy control samples from Sun Health Institute show very promising positive results.  These results will be presented by Dr. Sabbagh to the American Academy of Neurology Annual Meeting in Seattle in April 2009.  The abstract for the presentation was co-authored by Dr. Sabbagh and Dr. Ira L. Goldknopf, Power3’s President and Chief Scientific Officer.

The completed phase II clinical validation study with Sun Health and Dr. Sabbagh will include one hundred Alzheimer’s disease patients, one hundred non-Alzheimer’s disease patients with similar symptoms (other dementias) and one hundred non-cognitively impaired control subjects.

Parkinson’s disease patients from Dr. Marwan Sabbagh are also included in the clinical validation study to augment the Parkinson’s disease validation study presently ongoing with the Research Institute of Thessaly in Greece led by Dr. Katerina Markopoulou, the Principal Investigator.

Publications

Power3 has published the discovery of protein biomarkers for esophageal malignancies in the International Journal of Cancer.   The article, titled “Alterations in Barrett’s-related adenocarcinomas: A proteomic approach,” was authored by Dr. Wael El-Rifai, MD, PhD, Professor of Surgery, Medicine and Cancer Biology and Director of Surgical Oncology Research at Vanderbilt University Medical Center, Nashville, TN. Dr. Ira L. Goldknopf  and Dr. Essam A. Sheta, Director of Biochemistry, at Power3 worked in collaboration with Dr. El-Rifai.

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

Power3’s Dr. Ira L. Goldknopf, published an invited editorial in the February 2008 issue of Expert Review of Proteomics. The editorial, entitled “Blood Based Proteomics for Personalized Medicine, Examples From Neurodegenerative Disease,” outlines how “proteins in the blood serum can tell us what disease pathways and mechanisms…are active in patients.” In his editorial, Dr. Goldknopf cited research completed at Power3 and published in peer reviewed journals. The results demonstrate, “broad and deep implications which liberate a new paradigm to unlock the power of personalized medicine, to monitor proteins in the blood of live patients for diagnosis, differential diagnosis, patient monitoring, selection of treatment options, and for new drug target discovery.”

In addition, Dr. Goldknopf presented the Company’s results with Neurodegenerative diseases and drug resistance in leukemia at the Cambridge Healthtech Biomarker Discovery Summit in Philadelphia on Oct. 1, 2008 and was invited to present a keynote address at the International Drug Discovery Science and Technology conference in Beijing on Oct. 18, 2008.

The Company is proud that the biotechnology community has recognized and acknowledged Power3’s efforts and advancements in disease diagnosis through blood-based testing. This recognition of the company is further validation of Power3’s leadership position in advancing the science of molecular diagnostics and targeted therapeutics for neurodegenerative diseases and cancer.

Intellectual Property

The Company filed one US Utility patent application in the first quarter of 2008 for 47 of the Company's identified blood serum protein biomarkers, and one US Utility patent application on July 9, 2008, comprising parts of Power3's clinically validated biomarker panel for early detection and differential diagnosis of multiple forms of neurodegenerative diseases, including Alzheimer’s, Parkinson’s, and Lou Gehrig’s (ALS) diseases.

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

☐	Sporadic vs. familial neurodegenerative diseases: sporadic vs. familial Alzheimer’s and Lou Gehrig’s disease

☐	Early vs. more advanced neurodegenerative diseases

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

Patent Application Filed in Q1 2008	Application Date	Type of Patent
12/069,807: Forty Seven (47) Protein Biomarkers for Neurodegenerative Diseases	2/13/08	US Utility

Patent Application Filed in July 2008	Application Date	Type of Patent
12/217,885: Diagnosis of Multiple Forms of Alzheimer’s Disease Based on Differences in Concentration of Protein Biomarkers in Blood Serum Of Patients	7/9/08	US Utility

The number of pending patent applications as of the period ended September 30, 2008, is 11 as follows:

Qty	Type of Patent
1	Breast Cancer
9	Neurodegenerative
1	Drug Resistance

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

Net cash used in operating activities amounted to $1,293,436 for the nine months ended September 30, 2008, compared to $1,755,877 for the nine months ended September 30, 2007.  The change in net cash used in operating activities during 2008 was primarily due to changes in the fair value of derivative liabilities, and net income for the nine months ended September 30, 2008 compared to a net loss for the nine months ended September 30, 2007.

Net cash provided by financing activities was $1,172,404 for the nine months ended September 30, 2008, as compared to $1,902,137 for the nine months ended September 30, 2007.  The decrease in cash provided by financing activities during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is due to a reduction in borrowing activity in 2008.

As of September 30, 2008, the Company’s principal source of liquidity was $1,850 in cash.

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

Absent a source of revenues, the Company will require funding in order to carry out its business plan until such time as it is able to generate sustained revenues. The Company’s current cash requirements are approximately $180,000 per month and the Company anticipates that it will require approximately $2,550,000 for the twelve months ended December 31, 2008, to continue its development activities, undertake and perform clinical validation studies, continue its marketing efforts and maintain its administrative infrastructure, as follows:

Estimated Expenditures Required
During Next Twelve Months

General and administrative	$1,800,000
Patent filings and intellectual property	100,000
Capital expenditures and research agreements	650,000
Total	$2,550,000

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

Off-Balance Sheet Arrangements

At September 30, 2008, the only off balance sheet agreements in place for the Company were a lease in effect for its office space, leases in effect for phone equipment, leases in effect for lab equipment and employment agreements entered with two principal officers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This conclusion is based upon the number and magnitude of the year end and quarterly adjusting entries and the continued existence of the deficiencies noted below.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of internal control over financial reporting at December 31, 2007.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.  For the nine months ended September 30, 2008 management concluded that the following three deficiencies previously identified in our control process still exist:

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s annual report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report.

Additional effort is needed to fully remedy our identified deficiencies as discussed above and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management intends to continue to work with our auditors and other outside advisors, as appropriate, to develop and then apply our controls and procedures with the goal of achieving adequate and effective disclosure controls. We believe that with a properly planned, designed and implemented system of internal controls over financial reporting, our disclosure controls and procedures are expected to become effective.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 13, 2007, Gryphon Master Fund LP and GSFF Master Fund, LP filed a lawsuit against the Company claiming a breach of a Securities Purchase Agreement, Convertible Debentures, and Registration Rights Agreement.  The plaintiffs claimed the Company failed to timely obtain an effective registration statement for the shares issued to the plaintiffs and refused to recognize anti-dilution rights of the plaintiffs. The Company denies the material allegations of the complaint and asserts numerous affirmative defenses.  Power3 entered into settlement negotiations as of April 20, 2008.  On August 13, 2008 the claim above, note, warrants, and all applicable penalties were settled in exchange for 5,240,000 shares of common stock valued at approximately $233,000 based upon the closing price of our common stock at the settlement date.

In October of 2007, Winstead filed suit against the Company for approximately $17,000 in attorney fees. In March 2008, a settlement was reached. The fees have been reduced to $9,000 and a payout schedule has been agreed upon.

Item 1A.  Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2008, the Company issued 7,492,875 unregistered shares of common stock for cash proceeds of $647,404.  Proceeds were used to fund operations.

Item 3. Defaults Upon Senior Securities

The Company is in default under the provisions of its October 2004 Securities Purchase Agreement, and accompanying registration rights agreement and debentures. The default stems from the Company’s inability to obtain effectiveness of the registration statement on Form SB-2, as amended (File No. 333-122227) filed pursuant to the registration rights agreement. The registration statement was withdrawn on June 20, 2007. As of the nine months ended September 30, 2008, the Company has settled with a number of its Convertible Debenture Holders as previously mentioned above.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the nine months ended September 30, 2008.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	INDEX

10.1
Form of Convertible Promissory Note, dated as of November 4, 2008, issued by the Company to the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 10, 2008).

10.2	Form of Warrant, dated as of November 4, 2008, issued by the Company to the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 10, 2008).

31.1*	Certification of Power3 Medical Products, Inc. President, Ira L. Goldknopf, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Power3 Medical Products, Inc. Chief Accounting Officer, Marion J. McCormick, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Power3 Medical Products, Inc. President, Ira L. Goldknopf, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Power3 Medical Products, Inc. Chief Accounting Officer, Marion J. McCormick, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Helen R. Park	Interim Chief Executive Officer	November 19, 2008
Helen R. Park

/s/ Marion J. McCormick	Chief Accounting Officer	November 19, 2008
Marion J. McCormick