Form 10-Q/A
period 2008-09-30
POWER 3 MEDICAL PRODUCTS INC
filed 2008-12-11
CIK 1063530

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A

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

Signature	Title	Date

/s/ Helen R. Park	Interim Chief Executive Officer	December 11, 2008
Helen R. Park

/s/ Marion J. McCormick	Chief Accounting Officer	December 11, 2008
Marion J. McCormick