Form 10-K
period 2008-12-31
POWER 3 MEDICAL PRODUCTS INC
filed 2009-04-15
CIK 1063530

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

COMMISSION FILE NO. 0-24921

Power3 Medical Products, Inc.

(Exact name of registrant as specified in its charter)

New York	65-0565144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 Research Forest Drive, Suite B2-3 Woodlands, Texas (Address of principal executive offices)	77381 (Zip Code)

Registrant’s Telephone Number: (281) 466-1600

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common stock, $.001 par value

(Title of class)

Indicate by check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check is a smaller reporting company)

Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  [  ]

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2008, based on the $0.06 per share closing price for our common stock on the OTC Bulletin Board, was approximately $8,997,303.

The number of shares of the registrant’s common stock outstanding as of April 15, 2009 was 313,737,428

DOCUMENTS INCORPORATED BY REFERENCE

None

SPECIAL NOTE ON FORWARD–LOOKING STATEMENTS AND RISK FACTORS

This report contains “forward-looking statements.”  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report.  In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  Except for its ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Accordingly, the reader should not rely on forward-looking statements, because they are subject to known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements.

The information contained below is subject to the “Risk Factors” and other risks detailed in this report and our other reports filed with the Securities and Exchange Commission.  We urge you to review carefully the “Risk Factors” section included in this report for a more complete discussion of the risks associated with an investment in our securities.

PART I

ITEM 1. BUSINESS

Overview of Corporate History

Power3 Medical Products, Inc. was incorporated in New York in May 1993.  We have been a development stage company since May 2004, with our primary business activities focused on the development of our intellectual property assets in the area of diagnoses for breast cancer, ALS, Alzheimer’s disease and Parkinson’s disease.  In September 2008, Steven B. Rash, our Chief Executive Officer and Chairman of the Board at the time, resigned from all of his positions with us.  Ira L. Goldknopf, our sole remaining director and Chief Scientific Officer, was appointed as President and Interim Chairman of the Board.  Helen R. Park was appointed Interim Chief Executive Officer.  Under the direction of our restructured management team, we implemented a new strategy focusing on commercialization of our intellectual property assets, with less emphasis on research and development.  In connection with our new focus, and in an effort to preserve cash and reduce operating costs, we reduced the amount of space we occupied and implemented a reduction in force.

Prior to May 2004, we were engaged in product development, sales, distribution and services for the healthcare industry.  We transitioned to being a development stage company on May 18, 2004, when we completed the acquisition of certain intellectual property assets from Advanced Bio/Chem, Inc. and began focusing on research and development relating to those assets.

SCIENTIFIC DEVELOPMENTS

CLIA Certification

On March 25, 2008, we received our CLIA (Clinical Laboratory Improvement Amendment) compliance recertification following a CLIA regulatory inspection.  We earned our CLIA recertification to offer high complexity tests after meeting standards for knowledge, training, expertise, quality control, quality assurance and testing proficiency. With CLIA recertification, we are able to continue offering our blood serum based tests, BC-SeraPro™ and NuroPro®.  Receipt of our CLIA recertification of compliance reflects our desire to offer the highest quality diagnostic tests in our continuing mission to commercialize our discoveries and serve the medical and scientific communities.

Our scientific team is currently headed by its President and Chief Scientific Officer, Dr. Ira L. Goldknopf.  Dr. Goldknopf is a recognized pioneer in the science of proteomics, protein Bio/Chemistry and discovery of new proteins. Our scientific team has leveraged Dr. Goldknopf’s insights into the discovery of unique disease protein footprints of biomarkers in breast cancer, neurodegenerative diseases, and drug resistance to chemotherapeutic agents.

PRODUCT CANDIDATES

Power3 is targeting the protein-based diagnostic and drug targeting markets.  This includes neurodegenerative diseases (Alzheimer’s and Parkinson’s) and breast cancer utilizing the Company’s portfolio of proprietary disease biomarkers and tests. In the area of neurodegenerative diseases and breast cancer, the Company has completed research and clinical validation studies involving over 1,500 patient samples.  Power3 uses biostatistical analysis to monitor panels of biomarkers for diagnostic sensitivity and specificity for disease, normal and disease controls. By testing patient body fluids and tissues, including blood serum (for breast cancer and neurodegenerative diseases), and bone marrow aspirates (for leukemia patients), the Company has discovered unique protein biomarker patterns in over 1,500 patient samples that cover a broad range of diseases:

·	Cancer, including breast, bladder, stomach, and esophageal cancer, and leukemia.

·	Neurodegenerative diseases, including Alzheimer’s, Parkinson’s and Lou Gehrig’s (ALS) diseases.

The Company’s discovery platform uses proprietary methodologies, trade secrets, and accepted technologies that have been optimized and validated for reproducible discovery and analysis of disease specific protein biomarkers in clinically relevant patient samples. Following sample preparation, a quantitative 2D Gel Electrophoresis system is used for the separation of proteins. The gels are stained, digitally scanned and the digital images are analyzed with unprecedented reproducibility and sensitivity for quantitative differences of protein biomarkers in disease vs. control patient samples. These differences are evaluated using advanced biostatistical analysis to generate statistical models for the disease and control sample groups. This statistical model is then applied to new patient samples and used to predict their diagnosis. Biomarkers of interest can be removed from the 2D gel matrix and analyzed by fingerprinting and amino acid sequence analysis on a liquid chromatograph - tandem mass spectrometer. This information is then cross-referenced on a worldwide database and the results are combined with results from additional protein chemistry analysis to identify the specific protein biomarker. This process requires a great deal of experience and expertise in protein Bio/Chemistry to make an accurate identification.  This is the most critical finding for scalability of Power3’s diagnostic tests.  The Company delivers significant discoveries, exhibiting validated, reproducible, and reliable biomarkers, over a broad quantitative range and linearity which translates into usable diagnostic assays.

The Company has successfully identified more than 543 protein biomarkers that are differentially expressed in response to disease by employing its proprietary technologies gained from over 40 years of experience in protein Bio/Chemistry.  These biomarkers are used for its specific disease indication for diagnostic purposes in the evaluation of an individual’s health.

Power3 has transitioned from a company focused on research and development to one that is demonstrating “proof of concept” of its technology, as it enters the commercialization stage for its technology, products and services. The Company has developed a portfolio of products including BC-SeraPro™, a proteomic blood serum test for the early detection of breast cancer, and NuroPro®, a serum test for the detection of neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases.  These tests are not approved by the FDA.

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

BC-SeraPro™ is a proteomic test for the diagnosis of breast cancer. This test is designed to measure the quantitative expression level of 22 protein biomarkers in the serum that differentiate between breast cancer patients and control subjects. The concentration of the biomarkers from a patient’s serum sample is compared to Power3’s extensive patient database.  Statistical analysis by linear discriminate function will analyze the patient’s biomarker concentrations and assign a probability score for the diagnosis of the patient sample. The probability score is ranged from 0.0 to 1.0.  Results of the BC-SeraPro™ test should not be considered a stand alone diagnosis nor a guarantee, but are intended to be used in conjunction with other breast cancer diagnostic tools.

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

During the year ended December, 31, 2008, Power3 continued its blood serum breast cancer biomarker discovery program using blood serum samples collected from clinical validation sites at the Mercy Woman’s Center in Oklahoma City, OK and at Obstetrics & Gynecological Associates, PA in Houston, TX. To date, in the latest clinical research/validation study involving Mercy Woman’s Center and Obstetrics & Gynecological Associates, 97 patient samples have been received and analyzed.  The results continue to meet the Company’s expectations.

During the year ended December, 31, 2008, discussions were initiated to commence BC-SeraPro™ clinical validation studies in several Middle Eastern countries and in Greece. To commercialize BC-SeraPro™ in the Middle Eastern countries, Power3 has begun a collaboration with the Princess Haya Biotechnology Center in Irbid, Jordan.  Dr. Said Jaradat, the Director of Princess Haya Biotechnology Center, has acknowledged this collaboration and shared the Center’s collaboration experience with Power3 in his talk with the President of the National Institute of Health (NIH) during his visit to Jordan.  Power3 plans to commercialize BC-SeraPro™ in Jordan as soon as the Company finishes the validation study with the Princess Haya Biotechnology Center. This clinical validation study is expected to be concluded by the end of the third quarter, 2009.

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

Blood serum collection is a routine procedure performed by a clinician. A small sample of blood is drawn from a vein. This serum sample is then frozen and transported to the Power3 CLIA certified laboratory, utilizing pre-approved carriers/delivery services, where sample preparation and analysis begins.

DEVELOPMENT OF NuroPro®, A BLOOD SERUM PROTEIN NEURODEGENERATIVE DISEASE DIAGNOSTIC SCREENING TEST

Early detection of neurodegenerative disease generally results in better patient outcomes. Three neurodegenerative diseases of particular interest are Alzheimer’s disease, Parkinson’s disease and ALS (Amyotrophic Lateral Sclerosis, aka Lou Gehrig’s disease). The Alzheimer’s Association reports that Alzheimer’s disease is the most common form of dementia, affecting over 5.1 million Americans, of which 4.9 million are 65 or older. Every 72 seconds, someone in America develops Alzheimer’s disease and by mid-century someone will develop Alzheimer’s every 33 seconds. People as young as 30 years old can contract the disease and one in ten people age 65 and over have Alzheimer’s disease. In addition, the American Parkinson’s Disease Association reports that more than 1.5 million people in America have Parkinson’s disease, affecting about 1 in 100 Americans over the age of 60, and a new case of Parkinson’s disease is diagnosed every 9 minutes. On a smaller scale, the ALS Association reports that an average of approximately 30,000 Americans are afflicted with ALS, with 5,000 new cases diagnosed annually.

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

How NuroPro® Works

Diagnosis of neurodegenerative diseases such as Alzheimer’s disease, Parkinson’s disease, and Amyotrophic lateral sclerosis (ALS) can be difficult, especially in early stages where there is often an insidious onset of symptoms overlapping with different disorders. This results in delayed diagnosis and treatment initiation.  The NuroPro® test has the potential to become the first clinical diagnostic test available for the detection of neurodegenerative diseases. The NuroPro®  blood test uses blood serum protein biomarkers to provide more accurate, quantifiable, minimally invasive tools for differential diagnosis of the neurodegenerative diseases to help provide more effective treatment.

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

Neurodegenerative Disease Clinical Validation Trials with Prospective (Fresh) Patient Samples

In February 2008, the Company commenced the 200 patient prospective phase I clinical validation trials of its NuroPro® diagnostic test for Alzheimer’s disease and Parkinson’s disease. As with the previous studies using retrospective patient samples, Power3 uses its existing proprietary and patent-pending technologies to analyze the samples, monitoring existing and seeking new additional NuroPro® protein biomarkers for the blood tests for the early detection of these neurodegenerative diseases. To date, 36 AD, 62 PD, and 70 controls from and age and gender matched control samples, have been received and analyzed that show greater than expected sensitivity and specificity. The blood serum samples collected from patients in Greece and in Arizona utilized Power3’s rigid sample collection protocols and were shipped to the Company’s CLIA certified laboratory in Houston, Texas, where the analysis was performed. The consistency in the sample results from both the US and Greece indicate how robust this test is in diverse populations. The better than expected Parkinson's test results and the numerous validation studies that are underway for Alzheimer's disease, ALS, and similar neurological disorders confirm Power3’s commitment to bringing these tests to market in 2009-10.

Parkinson’s disease: The University of Thessaly School of Medicine / Principal Investigator Dr. Katerina Markopoulou

On November 11, 2006, University of Thessaly School of Medicine in Larissa, Greece signed a research agreement with Power3 focusing on the proteomic discovery of biomarkers for Parkinson’s disease. The collaboration will also extend to cover other neurodegenerative diseases including Alzheimer’s disease and ALS (Amyotrophic Lateral Sclerosis - Lou Gehrig's disease). In the Prospective Phase I Clinical Validation Trials, The University of Thessaly is providing Power3 with 100 clinically confirmed samples of Parkinson’s disease and age and gender matched control samples. The Principal Investigator is Katerina Markopoulou, MD PhD, of the Department of Neurology. A larger Phase II trial with Parkinson’s disease, Parkinson’s disease-like controls, and age and gender matched control samples will begin in the second quarter 2009.

Alzheimer’s disease: The Cleo Roberts Center of Clinical Research, Sun Health Research Institute / Principal Investigator Dr. Marwan N. Sabbagh

On October 12, 2007, Power3 appointed Marwan N. Sabbagh, MD FAAN to the Company's Scientific Advisory Board. Dr. Sabbagh, a national leader in Alzheimer’s disease, is collaborating with Power3 in a 300 patient Phase I-II prospective patient clinical validation trial of blood serum samples using Power3's NuroPro® diagnostic screening test. For Phase I, Sun Health is providing Power3 with 100 clinically confirmed samples of Alzheimer’s disease and age and gender matched control samples. A larger Phase II trial with Alzheimer’s disease, Alzheimer’s disease-like controls, and age and gender matched control samples will begin in the second quarter 2009.

Dr. Sabbagh is currently the Chief Medical-Scientific Officer of the Sun Health Research Institute of Banner Health located in Sun City, Arizona. Power3 has a Clinical Trial Agreement with Sun Health. Dr. Sabbagh has published seventy reviews, and original research articles on Alzheimer's disease and dementia. Additionally, he has published a book on Alzheimer's prevention. Dr. Sabbagh received his medical degree from the University of Arizona in Tucson, completed his residency in Neurology at Baylor College of Medicine in Houston, with Dr. Stanley H. Appel, and completed his fellowship at the University of California, San Diego School of Medicine. He also serves as Medical Director of Sun Health Boswell Hospital where he practices general neurology and specializes in the diagnosis and treatment of Alzheimer's disease. Dr. Sabbagh is a Clinical Instructor in Neurology and provides both clinical and didactic expertise for the geriatric fellowship program.

In February 2009, Power3 fulfilled a Letter of Intent signed late in 2008 with Transgenomic.  That agreement included an up-front licensing fee, which Power3 has received, milestone payments, and financial assistance for laboratory operations already underway in continuing collaboration with Transgenomic for clinical trials the company is conducting for NuroPro®. The Collaboration and Licensing Agreement also calls for exclusive licensing by Transgenomic of Power3’s NuroPro® in the U.S. and key international markets.

Moving toward commercializing and monetizing its research, IP and tests, Power3 is also continuing and expanding collaboration and clinical validation trials for NuroPro® with physician scientists Dr. Marwan Sabbagh, Dr. Katarina Markopoulou, Dr. Bruce Chase, and Dr. Stanley H. Appel. The Company is also finalizing a research agreement for Clinical Validation of the Breast Cancer blood test (BC-SeraPro) in Greece, continuing negotiations in Jordan to establish a Center of Proteomic Excellence to offer BC-SeraPro and NuroPro tests in the Middle East, and has signed a Letter of Intent to establish similar satellite labs in Asia.

Publications and Presentations at International Scientific Meetings

Power3’s Dr. Ira L. Goldknopf published an invited editorial in the February 2008 issue of the peer reviewed scientific journal Expert Review of Proteomics. The editorial, entitled “Blood Based Proteomics for Personalized Medicine, Examples from Neurodegenerative Disease,” outlines how “proteins in the blood serum can tell us what disease pathways and mechanisms…are active in patients.” In his editorial, Dr. Goldknopf cited research completed at Power3 and published in peer reviewed journals.

 Power3 has published the discovery of protein biomarkers for esophageal malignancies in the International Journal of Cancer.   The article, titled “Alterations in Barrett’s-related adenocarcinomas: A proteomic approach,” was authored by Dr. Wael El-Rifai, MD, PhD, Professor of Surgery, Medicine and Cancer Biology and Director of Surgical Oncology Research at Vanderbilt University Medical Center, Nashville, TN.  Esophageal malignancies are the sixth leading cause of cancer death in the world and represent about 1% of the cancers diagnosed in the United States. Dr. El Rifai stated that through the use of Power3’s leading edge proteomic discovery platform, twenty-three biomarkers were identified that have not been described before in this lethal malignancy. Dr. El-Rifai confirmed the differential expression of six of these novel protein biomarkers in a large panel of primary tumors using Western blot, immunohistochemical, and quantitative real time PCR techniques.

Power3 discovered differential expression of these protein biomarkers in esophageal biopsies of normal, pre-cancerous, and cancerous areas from the same patients, using the company’s quantitative 2D gel electrophoresis platform. Power3’s findings identify a previously unknown potential oncogenic signaling mechanism in Barrett’s tumors, representing a new area that can be developed.

Dr. Goldknopf presented the Company’s results with Neurodegenerative diseases and drug resistance in leukemia at the Cambridge Healthtech Biomarker Discovery Summit in Philadelphia on October 1, 2008. Dr. Goldknopf was also invited to present a keynote address at the BIT International Drug Discovery Science and Technology conference in Beijing on October 18, 2008.

In addition, Dr. Katerina Markopoulou, academic partner at the University of Thessaly in Greece will present results of Power3’s Phase I Prospective Clinical Validation Trials for NuroPro® conducted at the University at the annual meeting of the American Academy of Neurology (AAN) in Seattle on April 30, 2009.

Dr. Goldknopf and co-authors Dr. Markopoulou, Dr. Bruce Chase (The University of Nebraska at Omaha), Dr. Stanly H. Appel (Cornell Methodist Hospital, Houston), and Dr. Marwan Sabbagh (Sun Health Research Institute, Sun City, Arizona) will present the overall results of NuroPro® blood tests -- from discovery through clinical validation of blood protein biomarkers and tests for Parkinson’s disease, ALS, and Alzheimer’s disease to the Alzheimer’s Association’s International Congress of Alzheimer’s Disease (ICAD) in Vienna, Austria in July 2009.

Dr. Goldknopf  will Keynote and serve as a member of the Scientific Advisory Board of BIT Life Sciences’ 2nd Annual International Congress and Expo of Molecular Diagnostics (ICEMD-2009) in Beijing in November 2009.  Along with his keynote address, “Principles of Omic Medicine Applied to Early Detection and Differential Diagnosis of Breast Cancer and Neurodegenerative Diseases,” Dr. Goldknopf will also chair the session on “Biomarkers and Diagnostics in Personalized Medicine”

These publications and presentations at international scientific meetings are further validation of Power3’s reputation as a leader in diagnostic science, while moving ahead in commercialization of the company’s blood based early detection proteomic tests for breast cancer, Parkinson’s disease, and Alzheimer’s disease.

Competition

The industry in which we operate is intensely competitive and subject to significant change with respect to technology for diagnosis and treatment of disease.  Existing or future biotechnology, biomedical, pharmaceutical and other companies, government entities and universities may create developments that accomplish similar functions to our technologies in ways that are less expensive, receive faster regulatory approval or receive greater market acceptance than our potential products.  We expect that competition in the biomarker discovery field will be based primarily on each product’s efficacy, stability, timing of entry of the product into the market, cost, and acceptance by health care providers and health care payers.

Our competitors have, in general, been in existence for considerably longer than we have, and may have greater capital resources and access to capital, greater internal resources for activities in research and development, clinical testing and trials, production and distribution, and existing collaborative relationships with third parties.

The existing market for biomarker discovery platforms and processes for Alzheimer’s disease alone has been estimated to be in excess of $4 billion in the U.S., based on a study prepared by Frost & Sullivan.  There are several other companies engaged in the research of proteomics and its application to biomarker discovery capabilities, including:

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

Intellectual Property

The Company filed one US Utility patent application in the first quarter of 2008 for 47 of the Company's identified blood serum protein biomarkers, and one US Utility patent application in the third quarter of 2008 comprising parts of Power3's clinically validated biomarker panel for early detection and differential diagnosis of multiple forms of neurodegenerative diseases, including Alzheimer’s, Parkinson’s, and Lou Gehrig’s (ALS) diseases.

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

§

Similar neurodegenerative diseases: Alzheimer’s disease vs. Lou Gehrig’s disease (ALS) vs. Parkinson’s disease; Alzheimer’s disease vs. non-Alzheimer’s dementias vs. Parkinson’s disease; multiple forms of Alzheimer’s disease

§	Sporadic vs. familial neurodegenerative diseases: sporadic vs. familial Alzheimer’s and Lou Gehrig’s disease

§	Early vs. more advanced neurodegenerative diseases

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

In the fourth quarter of 2008, the company filed two US Utility patent applications, building on its patent position in breast cancer for the BC-Sera-Pro biomarkers and blood tests:

§	Expanding the number of breast cancer biomarkers from 12 to 22

§	Strengthening the uniqueness of specific protein isoforms in terms of usage for specific categories of breast cancer, for 2D gel electrophoresis and in antibodies recognizing the specific isoforms

We continue to move forward in our commercialization efforts as well as strengthening our intellectual property portfolio, which currently includes fifteen patents pending and numerous other patent applications in the pipeline.

Patent Application Filed in Q1 2008	Application Date	Type of Patent
12/069,807: Forty Seven (47) Protein Biomarkers for Neurodegenerative Diseases	2/13/08	US Utility

Patent Application Filed in Q3 2008	Application Date	Type of Patent
12/217,885: Diagnosis of Multiple Forms of Alzheimer’s Disease Based on Differences in Concentration of Protein Biomarkers in Blood Serum Of Patients	7/9/08	US Utility

Patent Applications Filed in Q4 2008	Application Date	Type of Patent

12/313,136: Identities, Specificities and Use of Twenty Two (22) Differentially Expressed Protein Biomarkers For Blood Based Diagnosis of Breast Cancer

12/313,139: Isoform Specificities of Blood
Serum Proteins and Their Use as Differentially Expressed Protein Biomarkers For Diagnosis of Breast Cancer

	11/17/08 11/17/08	US Utility US Utility

The number of pending patent applications as of the period ended December 31, 2008, is 15 as follows:

Qty*	Type of Patent
3	Breast Cancer
11	Neurodegenerative
1	Drug Resistance

*Of these patent applications, the following have published:

20090061457

Apolipoprotein E3 protein as a biomarker of Parkinson's disease

20090035801

Twelve (12) protein biomarkers for diagnosis and early detection of breast cancer

20080289964

Assays for diagnosis and therapeutics employing similarities and differences in blood serum concentrations of 3 forms of complement C3c and related protein biomarkers between amyotrophic lateral sclerosis and Parkinson's disease

20080108549

Actin proteins as biomarkers for indication and targeting of resistance and sensitivity to an Abl kinase inhibitor in patients with chronic myelogenous leukemia

20070042429

Assay for differentiating Alzheimer's and Alzheimer's-like disorders

20070017809

Assay for ALS and ALS-like disorders

20060278532

Assay for neuromuscular diseases

Employees

We had one full time employee, and no part time employees, as of March 31, 2009.  Our sole employee is a member of management.

Item 2. Description of Property

The Company does not own any real estate. During the year ended December 31, 2008, the Company conducted its operations from premises with a five year escalating lease expiring August 1, 2009, consisting of approximately 7,200 square feet in The Woodlands, Texas.

At this facility the Company maintains its executive offices and conducts development and product prototyping activities. During the first quarter of 2009, the Company reduced the space it occupied from 7,200 square feet to 2,883 square feet and expects this space to be adequate for its needs for the remainder of the lease term. As a result of the reduction in space, monthly base rent decreased from $9,581 to $3,844. The rent schedule has been as follows:

Months	Monthly Base Rent
June 1, 2004 to August 1, 2004	$0
September 1, 2004 to August 1, 2005	$5,988
September 1, 2005 to August 1, 2006	$6,587
September 1, 2006 to August 1, 2007	$8,084
September 1, 2007 to August 1, 2008	$8,983
September 1, 2008 to January 1, 2009	$9,581
February 1, 2009 to August 1, 2009	$3,844

ITEM 1A.  RISK FACTORS

Before you invest in our common stock, you should be aware that there are various risks involved in investing in our common stock.  We have described below all of the risks that we deem material to your investment decision.  You should consider carefully these risk factors, together with all of the other information included in this report and in the other periodic reports we have filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, before you decide to purchase any shares of our common stock.  Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.

Risk Factors Relating to our Common Stock

We may not pay dividends on our common stock in the foreseeable future.

We have not paid any dividends on our common stock.  We will pay dividends in the future at the discretion of our board of directors.  We are likely to retain earnings, if any, to fund our operations and to develop and expand our business.

We have a substantial number of authorized common and preferred shares available for future issuance that could cause dilution of our shareholders’ interest and adversely impact the rights of holders of our common stock.

We have a total of 600,000,000 shares of common stock and 50,000,000 shares of “blank check” preferred stock authorized for issuance.  As of March 31, 2009, we had 293,596,151 shares of common stock and 48,500,000 shares of preferred stock available for issuance.  We have reserved 86,668,410 shares for issuance upon the exercise of outstanding warrants and 40,000,000 additional shares available for future grants under our stock incentive plan.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion.

The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act may significantly and negatively affect the prevailing market price for our common stock.  The future sales of shares of our common stock issuable upon the exercise of outstanding warrants and options may have a depressive effect on the market price of our common stock, as such warrants and options would be more likely to be exercised at a time when the price of our common stock is greater than the exercise price.

Our board has the power to establish the dividend rates, preferential payments on any liquidation, voting rights, redemption and conversion terms and privileges for any series of our preferred stock.  We currently have outstanding 1,500,000 shares of our Series B Preferred Stock, which have voting rights that give the holders a majority of the votes in any vote of our common stock.  The sale or issuance of any additional shares of our preferred stock having rights superior to those of our common stock may result in a decrease in the value or market price of our common stock.  The issuance of preferred stock could have the effect of delaying, deferring or preventing a change of ownership without further vote or action by our stockholders and may adversely affect the voting and other rights of the holders of our common stock.

We are controlled by our management.

As of March 31, 2009, Ira Goldknopf, our President, Chief Scientific Officer and sole director, owned all of the outstanding shares of our Series B Preferred Stock, which has voting rights that give Dr. Goldknopf a majority of the votes in any vote of our common stock.  As a result, Dr. Goldknopf will effectively control the outcome of matters on which our shareholders are entitled to vote, including the election of directors and other significant corporate actions.  Because of his stock ownership and other relationships with us, Dr. Goldknopf will be in a position to greatly influence the election of our board of directors, and thus control our affairs.

There may not be an active market for shares of our common stock, which may cause our shares to trade at a discount and may make it difficult for you to sell your shares.

Our common stock is listed on the Over-the-Counter Bulletin Board market, which is viewed by most investors as a less desirable, and less liquid, marketplace.  Trading in our common stock has been limited.  There can be no assurance that an active trading market for our common stock will develop and continue.  As a result, an investor may find it more difficult to purchase, dispose of and obtain accurate quotations as to the value of the common stock.

In addition, since the trading price of our common stock is less than $5.00 per share, trading in our common stock is also subject to the requirements of Rule 15g-9 of the Exchange Act.  Our common stock is also considered a penny stock under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which defines a penny stock, generally, as any equity security not traded on an exchange or quoted on the Nasdaq SmallCap Market that has a market price of less than $5.00 per share.  Under Rule 15g-9, brokers who recommend our common stock to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they:

•

make an individualized written suitability determination for the purchaser; and

•

receive the purchaser’s written consent prior to the transaction.

The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market.  Such requirements may severely limit the market liquidity of our common stock and the ability of purchasers of our equity securities to sell their securities in the secondary market.  For all of these reasons, an investment in our equity securities may not be attractive to potential investors.

Our stock could be subject to volatility.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•

actual or anticipated fluctuations in our quarterly and annual results;

•

changes in market valuations of companies in the medical products industry;

•

announcements by us or our competitors of new strategies, significant contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other material developments that may affect our prospects;

•

changes in governmental regulation of the medical products industry;

•

fluctuations in the quarterly revenues and earnings of other publicly held companies like us;

•

shortfalls in our operating results from levels forecasted by securities analysts;

•

additions or departures of our key personnel;

•

sales of our capital stock in the future;

•

liquidity or cash flow constraints; and

•

fluctuations in stock market prices and volume, which are particularly common for the securities of highly volatile companies pursuing untested strategies.

The medical products industry has been highly unpredictable and volatile. The market for common stock of companies in this industry may be equally volatile.

Risk Factors Relating to our Operations

There is uncertainty as to our ability to continue as a going concern.

We have suffered recurring losses from operations which raises substantial doubt about our ability to continue as a going concern. The Company needs additional capital immediately to fund its liquidity requirements. If the Company is unable to successfully obtain additional financing, it will not have sufficient cash to continue operations.

We cannot predict our future results because we have a very limited operating history.

We changed our business model and became a development stage company in May 2004.  Since that date, we have only realized limited revenues from licensing our products.  Given our limited operating history, it will be difficult for you to evaluate our performance or prospects.  You should consider the uncertainties that we may encounter as an early stage company.  These uncertainties include:

•

our ability to develop medical products with value;

•

our ability to sell or license our products for a profit, if at all;

•

our ability to recruit and retain skilled personnel; and

•

our unproven and evolving business model.

If we are not able to address successfully some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.

We will not be able to develop or continue our business if we fail to attract and retain key personnel.

Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management and other key personnel.  The loss of the services of our executive officers or other key employees could adversely affect our business.  Competition for qualified personnel possessing the skills necessary to implement our acquisition strategy is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully.  Because our common stock is not traded on a recognized national market, we may have a more difficult time in attracting and retaining the employees we need.

We do not have agreements with most of our key employees that would likely preclude them from competing with us.  Moreover, we do not have “key person” life insurance policies covering any of our employees.

Our success will depend to a significant degree upon the continued contributions of our key management, engineering and other personnel, many of whom would be difficult to replace.  In particular, we believe that our future success is highly dependent on Ira Goldknopf, our President, Chief Scientific Officer and sole director.  If Dr. Goldknopf or other key members of our management team leaves our employment, our business could fail, and the share price of our common stock would likely decline.  Although we have entered into an employment agreement with Dr. Goldknopf, he may voluntarily terminate his services at any time, and may be free to compete with us, as long as he does not use our proprietary information after his departure.

We may not be able to compete effectively if we are not able to protect our intellectual property.

We rely, and intend to rely, on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our products.  We have applied for 14 patents relating to our business.  None of those applications have been granted.  If we are not successful in obtaining the patent protection we need, our competitors may be able to replicate our technology and compete more effectively against us.  We also enter, and plan to continue to enter, into confidentiality or license agreements with our employees, consultants and other parties with whom we contract, and control access to and distribution of our proprietary information.  The legal protections described above would afford only limited protection.  Unauthorized parties may attempt to copy aspects of our products, or otherwise attempt to obtain and use our intellectual property.  Monitoring unauthorized use of our products will be difficult, and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

World events outside of our control may negatively affect our operations and financial condition.

World events beyond our control, such as the terrorist attacks on the United States on September 11, 2001, and the continuing response of the United States to these attacks, as well as the threat of future terrorist attacks, and the current worldwide recession continue to cause uncertainty in the world financial markets and may affect our business, results of operations and financial condition.  The current conflict in Iraq and the potential of conflict with Iran and other rogue states may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets.  These uncertainties, in addition to the current instability on the capital markets, could also have a material adverse effect on our ability to obtain additional financing on acceptable terms, if at all.

Because we do not have an audit or compensation committee, stockholders must rely on our sole director to perform these functions.

We do not have an audit or compensation committee comprised of independent directors.  All of the functions of the audit committee and the compensation committee are currently performed by the board of directors as a whole.  Our sole director is not considered independent.  Thus, board members who are part of management, or are otherwise not considered independent, will participate in discussions concerning management compensation and audit issues that may affect management decisions.

We will incur increased costs and may have difficulty attracting and retaining qualified directors and executive officers as a result of being a public company.

As a public company, we will incur significant legal, accounting, reporting and other expenses.  We also anticipate that we will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Securities and Exchange Commission.  We expect these rules and regulations to increase legal and financial compliance costs and to make some activities more time-consuming and costly.  We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.  As a result, we may experience difficulty attracting and retaining qualified individuals to serve on our board of directors or as our executive officers.  We cannot predict or estimate the amount of additional costs that we may incur as a result of these requirements or the timing of such costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate. During the year ended December 31, 2008, we conducted our operations from leased premises, with a five year escalating lease expiring August 1, 2009, consisting of approximately 7,200 square feet in The Woodlands, Texas.

At this facility, we maintain our executive offices and conduct development and product prototyping activities. During the first quarter of 2009, we reduced the space we occupied from 7,200 square feet to 2,883 square feet.  We expect this space to be adequate for our needs for the remainder of the lease term. As a result of the reduction in space, monthly base rent decreased from $9,581 to $3,844.

ITEM 3. LEGAL PROCEEDINGS

An equipment vendor filed a complaint, regarding equipment which the Company acquired in its May 18, 2004 transaction with Advanced Bio/Chem, now known as Industrial Enterprises of America, and against Advanced Bio/Chem in April of 2002 in a California court alleging breach of contract and seeking damages. Advanced Bio/Chem reached a settlement agreement in April of 2003 under which Advanced Bio/Chem would pay the vendor $40,000 in installments through August, 2003. At December 31, 2003, Advanced Bio/Chem had a balance remaining of $20,000. In April 2005, the equipment vendor filed a lawsuit against Advanced Bio/Chem, certain former officers of Advanced Bio/Chem and against Power3 in order to enforce its claim for the remaining balance which is past due and may have been assumed by the Company as part of the settlement of the dispute with Advanced Bio/Chem. No resolution has been achieved on this issue at this time and evaluation of the outcome is not possible due to Industrial Enterprises repeated failure to appear in court.

On March 6, 2009, McLennon Law Corporation filed suit against the Company in the Superior Court of the State of California for the County of San Francisco for breach of contract for approximately $117,000 in attorney fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “PWRM.” From June 2005 to September 2007, our common stock was quoted on the Pink Sheets.  The high and low bid information for each quarter for the years ended December 31, 2008 and 2007, as reported by National Quotation Bureau, Inc., are as follows:

Quarter	High Bid	Low Bid
First Quarter 2008	$0.16	$0.08
Second Quarter 2008	$0.14	$0.06
Third Quarter 2008	$0.12	$0.02
Fourth Quarter 2008	$0.05	$0.01

First Quarter 2007	$0.22	$0.06
Second Quarter 2007	$0.29	$0.13
Third Quarter 2007	$0.19	$0.15
Fourth Quarter 2007	$0.17	$0.12

 The quotations above reflect inter-dealer prices, without adjustment for retail markup, markdown or commissions and may not reflect actual transactions.

Holders

As of March 31, 2009, there were 1,204 shareholders of record of our common stock.

Dividends

We have not paid or declared any dividends on our common stock for the last two fiscal years and we do not anticipate paying cash dividends in the foreseeable future. There are no limitations on our ability to declare dividends, except those set forth in § 510 of the New York Business Corporation Laws, which prohibits dividends if we are insolvent or would be made insolvent by the declaration of a dividend and provides that all dividends must be made out of surplus only.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Equity Compensation Plans

As of December 31, 2008, we did not have any compensation plans with equity securities available for issuance.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this report.

The information contained below may be subject to risk factors.  We urge you to review carefully the section “Risk Factors” above under Item 1A for a more complete discussion of the risks associated with an investment in our securities.  See “Special Note on Forward-Looking Statements and Risk Factors” above under Item 1.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Revenues from operations for the year ended December 31, 2008 were $1,025 compared to $122,224 for the year ended December 31, 2007.  The decrease in revenues was a result of no longer selling blood serum samples.  We did not incur any cost of goods sold for the years ended December 31, 2008 or December 31, 2007.

Operating expenses were $3,496,114 for 2008 as compared to operating expenses for 2007 of $3,008,304, an increase of $360,598. The increase in operating expenses was primarily due to an increase in consulting expense in 2008, compared to 2007.

Employee compensation and benefits were $1,041,522 in 2008 compared to $1,675,495 in 2007, a decrease of $633,973. The decrease is primarily a result of staff reduction in the fourth quarter of 2008.

Occupancy and equipment expenses were $136,071 in 2008 as compared to $142,080 in 2007. The decrease is primarily due to a decrease in repairs during 2008.

Derivative gain amounted to $4,415,110 during the year ended December 31, 2008.  This is a significant change from the loss of $1,712,956 during the year ended December 31, 2007.  The gain is primarily due to settlement of derivative instruments.  We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments.  However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control.  In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement.  Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.  We have recorded fair value adjustments to our derivative financial instruments, which will result in charges or credits to our income, until we require the ability to settle these instruments with our common stock.

Interest expense amounted to $1,541,418 and $2,185,740 for the years ended December 31, 2008 and 2007, respectively. Interest expense decreased with settlement of financial instruments.

The above matters resulted in a net loss of $136,784 in 2008 as compared to a net loss of  $5,216,288 in 2007.  The net loss in 2008 was primarily due to losses on conversion of financial instruments and a significant increase in consulting fees.

Liquidity and Capital Resources

Our liquidity and capital needs relate primarily to working capital, research and development and other general corporate requirements.  We had not received any cash from our operations through the end of 2008.  We have an immediate need for capital to continue our current operations and, in addition, are seeking additional capital from research grants, collaboration agreements, and other strategic alliances.

Net cash used in operating activities amounted to $1,447,004 for the year ended December 31, 2008, compared to $2,083,548 for the year ended December 31, 2007.  The change in net cash used in operating activities during 2008 was primarily due to changes in the fair value of derivative liabilities.

Net cash provided by financing activities was $1,332,404 for the year ended December 31, 2008, as compared to $2,171,694 for the year ended December 31, 2007.  The increase in cash provided by financing activities during the year ended December 31, 2008 as compared to the year ended December 31, 2007 is due to a reduction in the cash received for stock and an increase in borrowing activity in 2008.

As of December 31, 2008, our principal source of liquidity was $8,331 in cash.

Total other current assets for the year ended December 31, 2008 amounted to $6,645 as compared to $23,247 at December 31, 2007.  This decrease was primarily due to a reduction in inventory.

Plan of Operation and Cash Requirements

Through the end of 2008, we limited operating revenues from product sales or the performance of services, and we continue to experience net operating losses.  We are actively pursuing third party licensing agreements, collaboration agreements, distribution agreements and similar business arrangements in order to establish a revenue base utilizing our capabilities in disease diagnosis based on protein and biomarker identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases.  We have undertaken clinical validation studies to demonstrate the diagnostic capabilities of our technologies.  However, there can be no assurances when revenue-generating agreements will result in continuous revenue streams.

Absent a source of significant revenues, we will require funding in order to carry out our business plan until such time as we are able to generate sustained revenues.  Our current cash requirements are approximately $90,000 per month, and we anticipate that we will require approximately $1,400,000 for the twelve months ending December 31, 2009, to continue our development activities, undertake and perform clinical validation studies, continue our marketing efforts and maintain our administrative infrastructure, as follows:

Estimated Expenditures Required
During Next Twelve Months

General and administrative	$900,000
Patent filings and intellectual property	100,000
Capital expenditures and research agreements	400,000
Total	$1,400,000

The foregoing is based upon our current estimated cash requirements.  We have no significant capital expenditure requirements and do not plan to increase our monthly expenditure rate absent an increase in revenues or additional funding.

We will continue to require additional debt or equity financing for our operations, which may not be readily available.  Our ability to continue as a going concern is subject to our ability to generate positive cash flow from operations or obtain necessary funding from outside sources.

Off-Balance Sheet Arrangements

At December 31, 2008, the only off balance sheet agreements we had in place were a lease in effect for our office space, leases in effect for phone equipment, leases in effect for lab equipment and an employment agreement  entered with our two principal officers.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments to hedge interest rate and foreign currency exposure.  We do not believe that we have any material exposure to interest rate risk.  We did not experience a material impact from interest rate risk during fiscal 2008.

Currently, we do not have any significant investments in financial instruments for trading or other speculative purposes, or to manage our interest rate exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth in Item 15(a)(1) and begin at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K.  Based upon such evaluation, our management concluded that, as of the end of such period, our disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  This conclusion was based upon the number and magnitude of year end and quarterly adjusting entries and the continued existence of the deficiencies noted below. For the year ended December 31, 2008, our management concluded that the following three deficiencies previously identified still exist:

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

•  We have a deficiency in segregation of duties.

Management’s Report on Internal Control Over Financing Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.  As of December 31, 2008, our internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based upon its evaluation, our management concluded that there was a material weakness in our internal control over financial reporting as of December 31, 2008.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of December 31, 2008, in the preparation of audited financial statements, footnotes and financial data all of our financial reporting was carried out by one individual, and we did not have an audit committee to monitor or review the work performed.  The lack of segregation of duties resulted from lack of sufficient accounting staff with accounting technical expertise necessary for an effective system of internal control.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

Our management is making efforts to fully remedy our identified deficiencies as discussed above and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management intends to continue to work with our auditors and other outside advisors, as appropriate, to develop and then apply our controls and procedures with the goal of achieving adequate and effective disclosure controls.  We believe that with a properly planned, designed and implemented system of internal controls over financial reporting, our disclosure controls and procedures will become effective.

 Limitations on the Effectiveness of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Our executive officers and directors, and their respective ages and positions as of March 31, 2009, are as follows:

Name	Position Held with the Company	Age

Helen Park	Interim Chief Executive Officer and Interim Financial Officer	73
Ira L. Goldknopf	President, Chief Scientific Officer and Interim Chairman of the Board	62

Certain additional information concerning the individuals named above is set forth below. This information is based on information furnished by such individual.

Helen R. Park has served as our Interim Chief Executive Officer since September 7, 2008.  On December 12, 2008, Ms. Park also became our Interim Chief Financial Officer.  Ms. Park has an M.S. in Bio/Chemistry at Baylor College of Medicine with 40 plus years in Science and Bio Technology business management. She and Dr. Goldknopf co-founded Advanced Bio/Chem in 2000, and she served as in various executive positions, including Chief Executive Officer and Chairman of the Board, with that company through June 2004.  Ms. Park has been founder and CEO of Bronco Technology Inc., a contracting and consulting firm for bio-technology companies and institutions, including Bayer Services Technology, UTMD Anderson Cancer Center, Flow Genix, UT Health Science Center, Agennix, and Meta-Informatics, since 1994.  Ms. Park is also consulting on business management reorganization with other bio-technology companies in the greater Houston, Texas area.  Ms. Park is past President of the Houston chapter of The National Association of Women Business Owners (NAWBO) and sits on numerous other professional boards including; Clinical Ligand Assay Society, Women’s Chamber of Commerce of Texas, and Downs Syndrome Foundation of Houston.

Ira L. Goldknopf has served as our Chief Scientific Officer and as a director since May 2004.  On September 4, 2008, Dr. Goldknopf also became our President and Interim Chairman of the Board.  From August 2000 until May 2004, Dr. Goldknopf was Chief Scientific Officer of Advanced Bio/Chem, which he co-founded in 2000 with Ms. Park.  Dr. Goldknopf has a B.A. in Chemistry from Hunter College and a Ph.D. in Bio/Chemistry from Kansas State University.  Dr. Goldknopf spent ten years on the faculty of Baylor College of Medicine and is the author of over 70 publications and a principal inventor of our intellectual property.

There are no family relationships among any of our directors or executive officers.  Except as disclosed below with respect to the employment agreement of Dr. Goldknopf, no arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director or executive officer was elected to serve.

Board of Directors and Committees of the Board

Our board of directors currently consists of one member, who is not considered “independent.” Dr. Goldknopf would not be considered an “independent director” under the Marketplace Rules of the Nasdaq Stock Market.  Members of our board of directors will be elected at the annual meeting of shareholders and will serve until the next annual meeting of shareholders, and until a successor has been elected and qualified or their earlier death, resignation or removal.  Vacancies on our board are filled by a majority vote of the remaining members of our board.

To date, our board of directors has not established a nominating and governance committee, a compensation committee or an audit committee.

Code of Conduct and Ethics

We have adopted a code of ethics applicable to our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial and accounting officer.  We will provide a copy of the code of ethics to any person, without charge, upon written request delivered to our offices at 3400 Research Forest Drive, Suite B2-3, The Woodlands, Texas 77381.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent (10%) of our common stock to file reports of ownership and changes in ownership with the SEC on a timely basis.  Such persons are required by the SEC regulations to furnish us with copies of those reports. Based solely on the reports furnished to us and our internal records, we have determined that the Section 16(a) filing requirements applicable to the following directors, officers and greater than ten percent beneficial owners were not satisfied on a timely basis: Ira Goldknopf, our sole director, President and Chief Scientific Officer, has not filed reports of ownership or changes in ownership with the SEC; Helen Park, our Interim Chief Executive Officer and Interim Chief Financial Officer, did not file her reports of ownership and change in ownership on a timely basis; Steven Rash, our former President, Chief Executive Officer and Chairman of the Board did not filed any reports of ownership or changes in ownership with the SEC; Marion McCormick, our former Chief Accounting Officer, did not file her reports of ownership and change in ownership on a timely basis; Able Income Fund, L.P., who we believe acquired beneficial ownership of more than ten percent of our common stock in September 2008, did not filed any reports of ownership or changes in ownership with the SEC; and Richard Kraniak, who beneficially owns over ten percent of our common stock, has not filed reports of ownership or changes in ownership with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for the years ended December 31, 2008, 2007 and 2006 paid to our principal executive officer and principal financial officer, or anyone acting in a similar capacity during 2008, and our other most highly compensated executive officers as of December 31, 2008.  In this report, we refer to these individuals as our named executive officers.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Restricted Stock Award(s)(2) ($)	Securities Underlying Options/SARs (#)	All Other Compe-nsation ($)	Total ($)
Steven B. Rash, Former	2008	145,838		0	0	0	0	145,838
Chairman of the Board /	2007	260,425		0	0	0	(2)	260,425
Chief Executive Officer(1)

Dr. Ira L. Goldknopf,	2008	69,399		0	0	0	(3)	69,399
President, Chief Scientific	2007	104,167		0	0	0		104,167
Officer,

Helen Park	2008	20,426	(4)	0	0	0	(5)	20,426
Interim Chief Executive Officer

Marion J. McCormick, Former	2008	58,227		0	0	0	0	58,227
Chief Accounting Officer(6)	2007	30,329		0	0	0	0	30,329

(1)	Mr. Rash resigned from all positions on September 3, 2008.
(2)	Pursuant to Mr. Rash’s employment agreement, on or about September 9, 2007, Mr. Rash received 1,500,000 shares of restricted Series B preferred stock.

(3)	Pursuant to Dr. Goldknopf’s employment agreement, on or about September 9, 2007, Dr. Goldknopf received 1,500,000 shares of restricted Series B preferred stock.
(4)	In addition to fees paid during year ended December 31, 2008 the outstanding balance for fees owed to Ms. Park was $12,000 at December 31, 2008

(5)	In addition to a monthly service fee, Ms. Park receives 100,000 shares of common stock monthly for her services as Interim Chief Executive Officer.
(6)

Dr. Goldknopf joined the Company in May 2004 with the completion of the acquisition of the assets of Advanced Bio/Chem. Dr. Goldknopf was the Chief Scientific Officer of Advanced Bio/Chem. Dr. Goldknopf has entered into an employment agreement with the Company as described below.

(7)	Ms. McCormick resigned as Chief Accounting Officer on December 12, 2008.

Director Compensation

Dr. Goldknopf is the Company’s sole director at this time. Except for the compensation to which Dr. Goldknopf is entitled pursuant to the terms of his employment agreement, Dr. Goldknopf does not receive any further compensation for service as director. The Company has no formal plan for compensating outside directors at this time.  However, at such time as the Company has outside directors, the Company expects to compensate its outside directors and to reimburse them for reasonable travel and other out-of-pocket expenses incurred in connection with the attendance at meetings.

Option Grants in Last Fiscal Year

No options were granted to the above named officers in 2008 or 2007.

Fiscal Year End Option Values

The named executive officers do not hold any stock options and did not exercise any stock options as of and for the fiscal year ended December 31, 2008.

Employment Agreements

We entered into an amended and restated employment agreement with Dr. Goldknopf effective as of May 18, 2004.  The agreement has an initial term of five years, subject to each party’s termination rights. The agreement provides for a base salary of $125,000 per year through December 18, 2004 and $100,000 per year thereafter, with an opportunity to receive cash bonuses based on performance, in the discretion of our board of directors.  The agreement also includes participation in employee benefit plans offered by us to our employees, as well as a grant of 13,250,000 shares of restricted common stock and 1,500,000 shares of Series B preferred stock. The agreement contains a covenant not to compete during the period of employment and for a period of two years following the termination or expiration of Dr. Goldknopf’s employment. The employment agreement also contains a non-disclosure and non-use of proprietary information clause and a non-interference clause covering the period of employment and for a period of five (5) years thereafter.  Either party may terminate Dr. Goldknopf’s employment under the contract, either with or without cause upon giving the other party at least thirty days notice.  If we terminate Dr. Goldknopf’s employment at any time during the initial term without cause, Dr. Goldknopf will be entitled to receive compensation provided under the agreement for the remainder of the initial term of employment. In addition, in the event of a change in control as defined in the agreement, we may waive, in whole or in part, any and all remaining restrictions on the restricted shares of common stock and Series B preferred stock granted to Dr. Goldknopf. On or about September 9, 2007, we issued the shares of Series B preferred stock to Dr. Goldknopf.

We entered into an amended and restated employment agreement with Mr. Rash effective as of May 18, 2004.  The agreement had an initial term of five years, subject to each party’s termination rights. The agreement provided for a base salary of $250,000 per year and the opportunity to receive cash bonuses based on performance, in the discretion of our board of directors. The agreement also includes participation in employee benefit plans offered by us to our employees, as well as a grant of 13,250,000 shares of restricted common stock and 1,500,000 shares of restricted Series B preferred stock.  The agreement contains a covenant not to compete during the period of employment and for a period of two years following the termination or expiration of Mr. Rash’s employment. The employment agreement also contains a non-disclosure and non-use of proprietary information clause and a non-interference clause covering the period of employment and for a period of five (5) years thereafter. On or about September 9, 2007, we issued the shares of Series B preferred stock to Mr. Rash. On September 3, 2008 Mr. Rash resigned as our Chairman of the Board of Directors and Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of March 31, 2009 concerning beneficial ownership of our common stock held by (i) each person or entity known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of the “named executive officers”, and (iv) all of our current directors and executive officers as a group.  The information as to beneficial ownership has been furnished by our respective shareholders, directors and executive officers and, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Pursuant to the rules of the Securities and Exchange Commission, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days following the date hereof pursuant to the exercise of options or warrants for the purchase of shares of common stock are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table.  Percentages are calculated based on 306,403,849 shares outstanding as of March 31, 2009.  The address for the officers and directors is our corporate office located at 3400 Research Forest Drive, Suite B2-3, The Woodlands, TX 77381.

	Shares Beneficially Owned
Name and Address	Number of Shares		Percent of Class
Ira L. Goldknopf, Ph.D. President, Chief Scientific Officer and Interim Chairman	79,417,236	(1)	20.7%
Helen R. Park Interim Chief Executive Officer and Interim Chief Financial Officer	14,971,429	(2)	4.8%
Steven B. Rash Former Chief Executive Officer and Chairman of the Board 10 Spiceberry Place The Woodlands, TX 77382	500,000		*
Marion McCormick Former Chief Accounting Officer 3711 Fern View Drive Kingwood, TX 77345	2,016,000	(3)	*

Able Income Fund, L.P. 198 Green Pond Road Rockaway, NJ 07866	20,117,270	(4)	6.4%
Roger Kazanowski 5881 Turnberry Commerce, MI 48382	11,176,999	(5)	8.3%
Richard J. Kraniak 101 West Long Lake Road Bloomfield, MI 48304	41,213,688	(6)	12.8%
Lourdes R. Bosquez, M.D. 31 Tapestry Forest Place The Woodlands, TX 77381	21,794,872	(7)	6.6%
All directors and executive officers, as a group (2 persons)	94,388,665	(8)	24.2%

*	Less than 1%

(1)

Includes (i) 1,671,403 shares held directly by Dr. Goldknopf, (ii) 1,500,000 shares issuable upon the conversion of an equal number of shares of Series B Preferred Stock, (iii) 39,647,833 shares issuable upon exercise of currently exercisable warrants and (iv) 36,598,000 shares issuable upon the conversion of a currently convertible note.

(2)

Includes (i) 9,571,429 shares held by Bronco Technology, Inc. an affiliate of Ms. Park, (ii) 400,000 shares issuable to Bronco Technology within the next 60 days pursuant to the terms of a consulting agreement, and (iii) 5,000,000 shares issuable upon exercise of currently exercisable warrants.

(3)

Includes (i) 9,750 shares held directly by Ms. McCormick, (ii) 1,006,250 shares issuable upon exercise of currently exercisable warrants and (iii) 1,000,000 shares issuable upon the conversion of a currently convertible note.

(4)

Includes (i) 14,117,270 shares held directly by Able Income Fund, (ii) 1,500,000 shares issuable upon surrender of an equal number of shares of Series B Preferred Stock, which automatically converted into an equal number of shares of our common stock upon transfer of the Series B Preferred Stock pursuant to the terms of the Series B Preferred Stock, and (iii) 4,500,000 shares issuable upon the exercise of currently exercisable warrants.

(5)	Includes (i) 24,942,857 shares directly by Mr. Kazanowski, and (ii) 600,000 shares issuable upon the exercise of currently exercisable warrants.

(6)	Includes (i) 15,118,453 shares directly by Mr. Kraniak, (ii) 8,428,571 shares held by Mr. Kraniak’s Roth IRA, and (iii) 15,666,664 shares issuable upon the exercise of currently exercisable warrants.

(7)	Includes (i) 10,461,539 shares issuable upon the exercise of currently exercisable warrants and (ii) 11,333,333 shares issuable upon the conversion of a currently convertible note.

(10)

Includes (i) 1,671,403 shares held directly by Dr. Goldknopf, (ii) 9,571,429 shares held by Bronco Technology, Inc. an affiliate of Ms. Park, (iii) 400,000 shares issuable to Bronco Technology within the next 60 days pursuant to the terms of a consulting agreement with the Company. (iv) 1,500,000 shares issuable upon the conversion of an equal number of shares of Preferred Stock, (v) 44,647,833 shares issuable upon exercise of currently exercisable warrants and (iv) 36,598,000 shares issuable upon the conversion of a currently convertible note.

Changes of Control

Pursuant to Amended and Restated Employment Agreements executed on December 29, 2004, Dr. Goldknopf and Mr. Rash were each granted the right to receive 1,500,000 shares of our Series B Preferred Stock.  On September 6, 2007, we filed a Certificate of Amendment to our Certificate of Incorporation that established and created the Series B Preferred Stock.  On or about September 9, 2007, we issued the shares of Series B Preferred Stock to Dr. Goldknopf and Mr. Rash.  On or about September 4, 2008, Mr. Rash resigned from all of his positions with us.  According to the terms of the Series B Preferred Stock, upon termination of his employment with us, Mr. Rash’s 1,500,000 shares of Series B Preferred Stock automatically converted into 1,500,000 shares of our common stock.  Because the shares of the outstanding Series B Preferred Stock have the number of votes equal to the number of votes of all outstanding shares of common stock plus one additional vote, Dr. Goldknopf, as the sole holder of Series B Preferred Stock, holds a majority of the voting rights of our shareholders.  As a result, the issuance of Series B Preferred Stock to Dr. Goldknopf and Mr. Rash, and the subsequent resignation of Mr. Rash, resulted in a change in control of us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In order for us to obtain bridge loan financing during 2005 Steven B. Rash, then our Chief Executive Officer, and Dr. Ira Goldknopf, a director and Chief Scientific Officer, both pledged a number of shares of stock they owned personally, as collateral for the bridge loans we obtained.  In the case of three of these bridge loan providers, pledged shares have been sold to pay back the notes payable due to the lenders.

On May 30, 2008, all notes payable to Mr. Rash owed for pledged shares sold were converted into 11,225,869 shares of our common stock.

On November 4, 2008, all notes payable to Ira Goldknopf in the amounts of the value of his pledges shares were exchanged for a convertible note payable in the aggregate amount of the outstanding notes including interest.  As of December 31, 2008, the Company owed Dr. Goldknopf convertible notes payable of $1,189,435.

On November 20, 2008, Ira Goldknopf surrendered 1,100,000 shares of our common stock owned by him to Trinity Bui resulting in a $18,927 note payable to Dr. Goldknopf at 6% interest, maturing May 20, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate amount of fees billed by the Company’s independent accountants for the year ended December 31, 2008 and the year ended December 31, 2007:

	2008	2007
Audit Fees:	$52,811	$47,821	(a)
Audit Related Fees:	$-	$-
Tax Fees:	$2,850	$2,835
All Other Fees:	$-	$-

Total Fees:	$96,661	$50,656

(a)

$38,550 were fees paid to M&K CPAs, PLLC, other fees were paid to Maloney & Bailey PC, our former auditors.

The Company does not have an Audit Committee of the Board of Directors. All activities of the Company’s independent accountants are reviewed and approved prior to the engagement by the Board of Directors, who considers whether such activities could affect the independence of such accountants.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, SIGNATURES

(a)

The following documents are filed as part of this Report:

(1)

Financial Statements:

(2)

Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves

(3)

Management Contract or Compensatory Plan:

See Index to Exhibits.  Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits [10. 1 and 10.2].

(b)

Exhibits:

See Index to Exhibits.

 (d)

Schedules:

See financial statements and the accompanying notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Helen R. Park	Interim Chief Executive Officer	April 15, 2009
Helen R. Park

/s/ Ira L. Goldknopf	President and Sole Director	April 15, 2009
Ira L. Goldknopf

Exhibit No.	INDEX TO EXHIBITS

2.1

Asset Purchase Agreement dated as of May 11, 2004 by and among Power3 Medical Products, Inc., Advanced Bio/Chem, Inc. d/b/a ProteEx, Steven B. Rash and Ira Goldknopf (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-122227).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.5 to the Company’s Form 10-SB filed on September 28, 1998).
3.2	Certificate of Merger (incorporated by reference to Exhibit 2.7 to the Company’s Form 10-SB filed on September 28, 1998).
3.3	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 2.9 to the Company’s Form 10-SB filed on September 28, 1998).
3.4	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3. (I).10 to the Company’s Form S-3 filed on March 2, 2000).
3.5	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 5, 2004).
3.6	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on November 14, 2007).
*3.7	Certificate of Amendment to the Certificate of Incorporation dated February 4, 2009.
3.8	Bylaws (incorporated by reference to Exhibit 2.10 to the Company’s Form 10-SB filed on September 28, 1998).
4.1	Form of Convertible Debenture Due October 28, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 3, 2004).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 3, 2004).
4.3	Form of Additional Investment Right (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 3, 2004).
10.1	Amended and Restated Employment Agreement for Ira L. Goldknopf, Ph.D. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 5, 2005).
10.2*	2008 Compensation Plan
10.3*	2009 Stock Incentive Plan
10.2

Exclusive License Agreement dated effective as of June 28, 2004 by and between Baylor College of Medicine and Power3 Medical Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004).

10.3

Research Agreement signed August 17, 2004 by and between Baylor College of Medicine and Power3 Medical Products, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-KSB for the year ended December 31, 2005).

10.4

Patent and Technology License Agreement dated August 1, 2004 by and between The Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center, and Power3 Medical Products, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004).

10.5

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

10.7	Promissory Note executed by Power3 and Cordillera Fund LP in the amount of $251,000, dated April 5, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed August 22, 2005).
10.8

Promissory Note executed by Power3 and Cordillera Fund LP in the amount of $200,000, dated September 5, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 9, 2005).

10.10

Clinical Trial Agreement effective August 24, 2007 by and between Sun Health Research Institute and Power3 Medical Products, Inc. signed 11/6/07. (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-KSB for December 31, 2007).

31.1*	Certification of Power3 Medical Products, Inc. Interim Chief Executive Officer, Helen R. Park, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Power3 Medical Products, Inc. Interim Chief Executive Officer, Helen R. Park, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.11	Form of Convertible Debenture dated June 30, 2008 by and between registrant and Able Income Fund LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 30, 2008).
10.12	Form of Warrant dated June 30, 2008 by and between registrant and Able Income Fund LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated June 30, 2008).
10.13	Form of Convertible Debenture dated July 29, 2008 by and between registrant and Able Income Fund LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 29, 2008).
10.14	Form of Warrant dated July 29, 2008 by and between registrant and Able Income Fund LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated July 29, 2008).
10.15

Form of Convertible Promissory Note, dated November 4, 2008 by and between registrant and certain investors, including Ira Goldgnopf (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 4, 2008).

10.14

Form of Warrant dated November 4, 2008 by and between registrant and certain investors, including Ira Goldgnopf (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 4, 2008).

14.1	Code of Ethics for Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed September 9, 2005).
14.2

Statement of Company Policy and Policy Regarding Confidentiality and Securities Trades by Company Personnel (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-QSB for September 30, 2007).

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

and the period from May 18, 2004 (inception) through December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Power3 Medical Products, Inc.

(A Development Stage Company)

The Woodlands, Texas

We have audited the accompanying balance sheets of Power3 Medical Products, Inc. (a Development Stage Enterprise) (“Power3”) as of December 31, 2008  and 2007, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. The financial statements for the period May 18, 2004 (inception) through December 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period May 18, 2004 (inception) through December 31, 2006, include total revenues and net loss of $304,000 and $48,787,175, respectively. Our opinion on the statements of operations, stockholders' deficit and cash flows for the period May 18, 2004 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the reports of other auditors. These financial statements are the responsibility of Power3's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over finical reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power3 as of December 31, 2008 and 2007, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Power3 will continue as a going concern. As discussed in Note 3 to the financial statements, Power3 has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAs, PLLC

www.mkacpas.com

Houston, Texas

April 14, 2009

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$8,331	$125,679
Other Current Assets	6,645	23,247
TOTAL CURRENT ASSETS	14,976	148,926

OTHER ASSETS
Deferred Finance Costs, net of accumulated amortization of $304,149 and $176,952 at December 31, 2008 and 2007, respectively	—	127,197
Furniture, Fixtures and Equipment, net of accumulated depreciation of $101,253 and $98,960 at December 31, 2008 and 2007, respectively	6,253	5,799
Deposits	5,450	21,598

TOTAL ASSETS	$26,679	$303,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$1,043,682	$969,387
Notes Payable – in default, net of unamortized discount of $45,827 and $0 at December 31, 2008 and 2007, respectively	451,000	451,000
Notes Payable	64,174	50,000
Notes Payable to Related Parties	68,927	1,934,816
Convertible Debentures-in default, net of unamortized discount of $97,036 and $489,821at December 31, 2008 and 2007, respectively	767,974	645,190
Convertible Debentures, net of unamortized discount of $577,668 and $0 at December 31, 2008 and 2007, respectively	442,332	—
Convertible Debentures – Related Party, net of unamortized discount of $672,836 and $0 at December 31, 2008 and 2007, respectively	696,599	—
Other Current Liabilities	617,486	1,242,936
Derivative Liabilities	1,352,247	3,794,305
TOTAL LIABILITIES	5,504,421	9,087,634

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.01 par value: 50,000,000 shares authorized; 1,500,000 and 0 shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,500	—
Common Stock-$0.001 par value: 150,000,000 shares authorized; 149,959,044 and 108,352,636 shares issued and outstanding as of December 31, 2008 and 2007, respectively	149,960	108,353
Additional Paid-In Capital	63,499,938	60,191,104
Stock Held in Escrow	(20,000)	—
Common Stock Payable	123,286	—
Deficit Accumulated Before Entering Development Stage	(11,681,500)	(11,681,500)
Deficit Accumulated During Development Stage	(57,550,926)	(57,402,071)
TOTAL STOCKHOLDERS’ DEFICIT	(5,477,742)	(8,784,114)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,679	$303,520

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008 AND 2007

and the period from May 18, 2004 (inception) through December 31, 2008

	2008	2007	Period from
			May 18, 2004
			through
			December 31,
			2008
REVENUES:
Sales	$1,025	$122,224	$427,249
TOTAL REVENUE	1,025	122,224	427,249

OPERATING EXPENSES:
Employee compensation and benefits	1,041,522	1,675,495	31,049,512
Professional and consulting fees	1,962,113	723,251	11,302,940
Impairment of goodwill	—	—	13,371,776
Impairment of intangible assets	—	179,788	179,788
Occupancy and equipment	136,071	142,080	668,475
Travel and entertainment	83,892	113,995	426,384
Write off lease	—	—	34,243
Other selling, general and administrative expenses	272,516	173,695	734,134
TOTAL OPERATING EXPENSES	3,496,114	3,008,304	57,767,252

LOSS FROM OPERATIONS	(3,495,089)	(2,886,080)	(57,340,003)

OTHER INCOME (EXPENSE):
Derivative gain(loss)	4,415,110	(1,712,956)	7,022,973
Gain on legal settlement	17,875	18,889	36,764
Gain on settlement of debt	464,872	1,544,574	2,009,446
Interest income	576	5,025	7,867
Mandatory prepayment penalty	—	—	(420,000)
Other income (expense)	1,290	—	(194,886)
Interest expense	(1,541,418)	(2,185,740)	(5,262,408)
TOTAL OTHER INCOME (EXPENSE)	3,358,305	(2,330,208)	3,199,756

NET LOSS	(136,784)	(5,216,288)	(54,140,247)

Deemed dividend	(12,071)	(17,635)	(29,706)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(148,855)	$(5,233,923)	$(54,169,953)
NET LOSS PER SHARE BASIC AND DILUTED	$0.00	$(0.06)

Weighted average number of shares outstanding	135,096,000	89,736,470

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' DEFICIT

FROM INCEPTION TO DECEMBER 31, 2008

					Additional	Deferred	Common
Common Stock			Preferred Stock		Paid In	Compensation	Stock	Retained
	Shares	Par Value	Shares	Par Value	Capital	Expense	Payable	Earnings	Equity

Balances as of beginning of development stage May 18, 2004	14,407,630	$14,407	3,870,000	$3,870	$14,225,974	$—	$—	$(11,681,500)	$2,562,751
Issued shares for compensation	27,945,000	27,945	—	—	25,423,555	(25,451,500)	—	—	—
Issued shares for services	4,910,000	4,910	—	—	4,850,090	(535,000)	—	—	4,320,000
Issued shares for acquisition of equipment	15,000,000	15,000	—	—	13,485,000	—	—	—	13,500,000
Stock option expense	—	—	—	—	626,100	(626,100)	—	—	—
Issued shares for cash	242,167	242	—	—	314,575	—	—	—	314,817
Cancelled shares per cancellation of agreement	(160,000)	(160)	—	—	(71,840)	—	—	—	(72,000)
Issued shares to convert Series A preferred shares to common shares	3,000,324	3,001	(3,870,000)	(3,870)	3,377,974	—	—	(3,380,975)	(3,870)
Stock based compensation	—	—	—	—	—	8,311,012	—	—	8,311,012
Net reclassification of derivative liabilities	—	—	—	—	(3,347,077)	—	—	—	(3,347,077)
Net loss (from May 18, 2004 to December 31, 2004)	—	—	—	—	—	—	—	(15,236,339)	(15,236,339)
Balances, December 31, 2004	65,345,121	$65,345	—	$—	$58,884,351	$(18,301,588)	$—	$(30,298,814)	$10,349,294
Cancelled shares returned from employee	(1,120,000)	(1,120)	—	—	(1,307,855)	—	—	—	(1,308,975)
Issued shares for compensation	140,000	140	—	—	41,860	—	—	—	42,000
Issued shares for services	850,000	850	—	—	155,150	—	—	—	156,000
Amortize deferred compensation expense	—	—	—	—	—	13,222,517	—	—	13,222,517
Net loss	—	—	—	—	—	—	—	(27,134,865)	(27,134,865)
Balances, December 31, 2005 (restated)	65,215,121	$65,215	—	$—	$57,773,506	$(5,079,071)	$—	$(57,433,679)	$(4,674,029)
Issued shares for services	2,449,990	2,449	—	—	311,865	—	—	—	314,314
Issued shares for cash	2,452,746	2,452	—	—	222,548	—	—	—	225,000
Issued shares for compensation	1,253,098	1,254	—	—	176,763	—	—	—	178,017
Adoption of FAS 123R	—	—	—	—	(475,324)	475,324	—	—	—
Amortize deferred compensation expense	—	—	—	—	—	4,603,747	—	—	4,603,747
Net loss	—	—	—	—	—	—	—	(6,415,968)	(6,415,968)
Balances, December 31, 2006	71,370,955	$71,370	—	$—	$58,009,358	$—	$—	$(63,849,648)	$(5,768,920)
Issued shares for services	1,810,000	1,810	—	—	282,390	—	—	—	284,200
Issued shares for conversion of debt	22,265,224	22,264	—	—	606,412	—	—	—	628,676
Issued shares for warrants exercised	5,270,832	5,272	—	—	336,396	—	—	—	341,668
Issued shares for cash	7,630,625	7,632	—	—	992,818	—	—	—	1,000,450
Placement agent fees	—	—	—	—	(58,500)	—	—	—	(58,500)
Stock received	—	—	—	—	100	—	—	—	100
Unreturned shares	5,000	5	—	—	4,495	—	—	—	4,500
Deemed dividend	—	—	—	—	17,635	—	—	(17,635)	—
Net loss	—	—	—	—		—	—	(5,216,288)	(5,216,288)
Balances, December 31, 2007	108,352,636	$108,353	—	$—	$60,191,104	$—	$—	$(69,083,571)	$(8,784,114)
Issued shares for services	7,482,910	7,483	—	—	584,858	—	—	—	592,341
Issued shares for cash	7,492,875	7,493	—	—	639,911	—	—	—	647,404
Issued shares for conversion of debt	22,172,536	22,173	—	—	1,568,626	—	—	—	1,590,799
Issued shares for lawsuit settlement	325,000	325	—	—	30,550	—	—	—	30,875
Issued shares for payables	2,133,333	2,133	—	—	186,867	—	—	—	189,000
Stock held in escrow	2,000,000	2,000	—	—	18,000	—	—	—	—
Issued preferred shares	—	—	1,500,000	1,500	357,000	—	—	—	358,500
Deemed dividend	—	—	—	—	12,071	—	—	(12,071)	—
Loss on related party debt conversion	—	—	—	—	(89,049)		—	—	(89,049)
Common stock payable	—	—	—	—	—	—	123,286	—	123,286
Net loss	—	—	—	—	—	—	—	(136,784)	(136,784)
Balances, December 31, 2008	149,959,290	$149,960	1,500,000	$1,500	$63,499,938	$—	$123,286	$(69,232,426)	$(5,477,742)

The accompanying notes are an integral part of these financial statements.

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008 AND 2007

and the period from May 18, 2004 (inception) through December 31, 2008

			Period from
			May 18, 2004
			through
			December 31,
	2008	2007	2008
Operating Activities:
Net loss	$(136,784)	$(5,216,288)	$(54,140,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on conversion of financial instruments	(461,670)	(1,544,574)	(2,006,244)
Impairment of goodwill	—	—	13,371,776
Impairment of intangible assets	—	179,788	179,788
Loss on previously capitalized lease	—	—	34,243
Amortization of debt discounts and deferred finance costs	1,198,688	2,112,288	3,725,430
Change in derivative liability, net of bifurcation	(4,415,110)	1,712,956	(5,869,072)
Stock issued for compensation and services	714,627	288,700	33,370,672
Debt issued for compensation and services	1,028,927	—	1,028,927
Stock issued for settlement of lawsuit	30,875	—	30,875
Depreciation expense	2,294	13,644	101,254
Other non cash items	—		(34,933)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	16,147	(38,845)	186,084
Inventory	16,602	—	16,602
Accounts payable and other liabilities	558,400	408,783	3,173,208
Net cash used in operating activities	(1,447,004)	(2,083,548)	(6,831,637)

Investing Activities:
Capital expenditures, net	(2,748)	(3,069)	(141,750)
Increase in other assets	—	—	(179,786)
Net cash used in investing activities	(2,748)	(3,069)	(321,536)

Financing Activities:
Proceeds from sale of common stock	647,404	941,950	2,264,171
Borrowings on notes payable related party	45,000	30,376	75,376
Borrowings on notes payable	760,000	875,000	3,788,430
Principal payments on notes payable related party	(30,000)	(17,300)	(47,300)
Principal payments on notes payable	(90,000)	—	(122,478)
Proceeds from CD, warrants and rights net of issuance cost	—	341,668	1,200,709
Net cash provided by financing activities	1,332,404	2,171,694	7,158,908

Net change in cash and cash equivalents	(117,348)	85,077	5,735

Cash and cash equivalents, beginning of period	125,679	40,602	2,596
Cash and cash equivalents, end of period	$8,331	$125,679	$8,331

The accompanying notes are an integral part of these financial statements.

F-0

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008 AND 2007

and the period from May 18, 2004 (inception) through December 31, 2008

	2008	2007	Period from May 18, 2004 through December 31, 2008
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$—	$—	$59,840
Income taxes	$—	$—	$—

Non-cash transactions

Stock for conversion of debt – related party	$1,014,933	$—	$1,014,933
Exchange of debt – related party	$214,075	$—	$214,075
Exchange of convertible notes for stock	$965,266	$1,559,804	$2,525,070
Stock issued for settlement of payables	$189,000	$—	$195,697
Deemed dividend	$12,071	$17,635	$29,706
Exchange of convertible preferred stock for common stock	$—	$—	$3,380,975

Preferred stock issued for payables	$358,500	$—	$358,500
Stock held in escrow	$20,000	$—	$20,000

The accompanying notes are an integral part of these financial statements

F-1

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1. ORGANIZATION, PRINCIPLE ACTIVITIES AND BASIS OF PRESENTATION

Power3 Medical Products, Inc. (the “Company” or “Power3”) was incorporated in the State of Florida on May 15, 1992 and merged into a New York Corporation in 1994, under the name Sheffield Acres, Inc. Power3 and its wholly owned subsidiaries, C5 Health, Inc., which was officially dissolved in the State of Delaware and the State of Florida effective December 31, 2003, and Power3 Medical, Inc., a Nevada Corporation, now known as Tenthgate, Inc., were engaged in product development, sales, distribution and services for the healthcare industry. On September 12, 2003, Surgical Safety Products, Inc. amended its Certificate of Incorporation to (a) declare a 1:50 reverse split of its common stock; (b) increase its authorized capital to 150,000,000 shares of common stock and 50,000,000 shares of preferred stock; and (c) change its name to Power3 Medical Products, Inc. All references to the number of shares in the accompanying financial statements and notes thereto have been adjusted to reflect the stock split as if it occurred on January 1, 2004.

Prior to May 17, 2004, the Company had one direct subsidiary, Tenthgate, Inc. (“Tenthgate”), a Nevada corporation formerly known as Power3 Medical, Inc. Prior to this date, Tenthgate was accounted for, by Power3, as a wholly-owned subsidiary, operating as a “development stage company,” under the cost method. As part of the transaction which involved the acquisition of substantially all the assets and certain liabilities from Advanced Bio/Chem, now known as Industrial Enterprises of America, it was agreed that Power3 would distribute the shares of its subsidiary, Tenthgate, to its then existing shareholders . To fulfill this obligation, the shares of Tenthgate were transferred to a trustee for distribution to the shareholders of Power3 as of May 17, 2004. Tenthgate was spun off because the management of Power3, in place prior to May 17, 2004, desired to continue to own and eventually operate this subsidiary. At the time of the spin-off, Tenthgate was granted the rights to market a product line that had previously been marketed by Power3, but which the company had decided to abandon. Tenthgate had not been an operating company, and their management has apparently abandoned any plans to market the product as evidenced by their SEC filings, specifically their amended 10-QSB filed for the quarterly period ending January 31, 2005, wherein they specifically state that they are a “development stage company.” The prior operations of the company, which are reflected in the Company’s previous financial statements, prior to May 18, 2004, i.e. occurring prior to reentering the development stage, were the operations the Company had decided to abandon and which were transferred to the prior shareholders under the control of prior management. Any activities since May 17, 2004, are not consolidated with Power3 because Power3 does not now own or control the operations or activities of Tenthgate, nor are their activities associated with Power3 in any manner whatsoever.

In 2003, Power3 was an operating company, marketing devices to aid surgical procedures. Prior to May 18, 2004, the products had received only minor market acceptance and sales had slowed to the point that Power3 was searching for other products and markets to increase its presence in the healthcare industry. In early 2004, Power3 became aware of a biotech company that appeared to have a set of assets and intellectual properties that it required to more effectively pursue its business model. That company, named Advanced Bio/Chem, doing business as ProteEx, provided contract-for-fee lab services analyzing protein biomarkers. At the conclusion of negotiations with Advanced Bio/Chem, Power3 entered into an Asset Purchase Agreement dated May 18, 2004, whereby it purchased substantially all the assets and intellectual properties of Advanced Bio/Chem, and assumed certain liabilities, as scheduled in the agreement, from Advanced Bio/Chem. After the transaction, certain employees from Advanced Bio/Chem became employees of Power3 and were later issued employment agreements by Power3. As consideration in the Asset Purchase Agreement, Power3 issued 15,000,000 shares of common stock to Advanced Bio/Chem.

Power3 Medical Products, Inc. did not continue the business activity of Advanced Bio/Chem and never conducted any contract-for-fee lab service work. Subsequent to the asset purchase, the business model of Power3 was significantly changed, the Company entered into the development stage and began to commercialize the intellectual property it acquired in the transaction, with its focus in the early detection, monitoring and targeting of diseases through the analysis of proteins. Power3’s new developmental stage objective, and activity, is to develop its intellectual properties by focusing on disease diagnosis, protein and biomarker identification and early detection indicators in the areas of cancers, neurodegenerative and neuromuscular diseases, as well as other scientific areas of interest associated with protein biomarkers.

Coincident with the asset purchase transaction on May 18, 2004, the previous management of Power3 resigned and left the employ of the Company. Immediately thereafter, two employees of Advanced Bio/Chem were granted employment agreements by Power3. These two employees were Steven B. Rash as CEO and Dr. Ira Goldknopf as Chief Scientific Officer.

As a development stage company, Power3 is primarily engaged in commercializing its intellectual properties in the area of diagnosis and treatment of breast cancer, ALS, Alzheimer’s disease and Parkinson’s disease.

The accompanying financial statements of Power3 at December 31, 2008, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of Power3 have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). Certain prior period amounts have been reclassified to conform to the December 31, 2008 presentation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

Power3’s cash may exceed FDIC protection levels at different points throughout the year; management believes the risk associated with this possible exposure is minimal. Power3 was within FDIC protection limits at December 31, 2008 and 2007, respectively.

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

Debt Discounts and Deferred Finance Costs

Debt discounts and deferred finance costs are being amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts and deferred financing costs amounted to $1,198,688 and $2,112,288 during the years ended December 31, 2008 and 2007, respectively.

Patents

Patent application costs, which approximated $1,800 and $35,000 for the years ended December 31, 2008 and 2007, respectively, are expensed as incurred.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable.

Statement of Financial Accounting Standards (SFAS) 142 “Accounting for Intangible Assets,” provides that some intangible assets are not subject to periodic amortization, but are evaluated at least annually for impairments. During March 2007, management reassessed future cash flow and concluded that the prior expectations did not appear to be obtainable. This updated analysis resulted in management’s decision to impair the remaining intangible assets completely, as of December 31, 2007, resulting in impairment losses of $179,788 during the year ended December 31, 2007.

Accounting for Derivative Instruments

Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in Power3's structured borrowings, are separately valued and accounted for on Power3's balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Power3 had losses in 2008 and 2007. Basic and diluted loss per share is the same as the effect of our potential common stock equivalents would be anti-dilutive.

Stock Based Compensation

Effective January 1, 2006, Power3 began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (SFAS) 123R, “Share−Based Payment,” as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Power3 had accounted for stock options according to the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Power3 adopted the modified prospective transition method provided for under SFAS 123R, and, consequently, has not retroactively adjusted results from prior periods.

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

As of December 31, 2008, the Company has not granted options to employees.

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

Research and Development

Research and development costs, which approximated $64,000 and $110,000 for the years ended December 31, 2008 and 2007, respectively, are expensed as incurred.

Cash Equivalents

For purposes of the statements of cash flows, Power3 considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2008 and 2007,  there were no cash equivalents.

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

Note 3.  GOING CONCERN

As shown in the accompanying financial statements, Power3 incurred net loss chargeable to common shareholders of $148,855 and $5,233,923 in fiscal years 2008 and 2007, respectively, and has an accumulated deficit of $69,232,426 as of December 31, 2008. These conditions create an uncertainty as to Power3's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. If the Company is unable to successfully obtain additional financing, it will not have sufficient cash to continue operations.  As of December 31, 2008, the Company had approximately $8,300 in cash and cash equivalents.  The Company needs additional capital immediately to fund its liquidity requirements.  The Company is seeking between $3 million and $5 million in new financing in the first or second quarter of 2009.  The Company believes that $3 million is the minimum amount of financing it needs to repay existing obligations and to continue funding its new business strategy for at least 12 months following the date of this report.  The Company will need to raise additional funds from either one or a combination of additional financings or otherwise obtain capital, in order to satisfy its future liquidity requirements. The financial statements do not include any adjustment that might be necessary if Power3 is unable to continue as a going concern.

Note 4. EQUIPMENT

Equipment consisted of the following at December 31, 2008 and 2007:

Description	Life	2008	2007

Computers & Related Devices	5 years	$15,126	$12,377
Less: Accumulated Depreciation		(10,545)	(9,113)
		$4,581	$3,264

Lab Equipment	5 years	$92,380	$92,382
Less: Accumulated Depreciation		(90,708)	$(89,847)
		1,672	2,535
Total Equipment Net of Depreciation		$6,253	$5,799

Note 5. OTHER CURRENT LIABILITIES

Other liabilities and accrued expenses consisted of the following at December 31, 2008 and 2007:

	2008	2007

Accrued rent	$28,566	$49,103
Accrued interest	335,033	447,647
Prepayment penalty	25,000	145,000
Accrued payroll taxes	44,347	6,021
Accrued liabilities	33,575	9,516
Salaries payable	150,965	56,899
Common stock payable	—	48,750
Preferred stock payable	—	480,000
	$617,486	$1,242,936

Note 6. INCOME TAXES

In 2008 and 2007, Power3 incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $19,839,201 and $16,812,667 at December 31, 2008 and 2007, respectively and will expire in the years 2019 through 2028.

At December 31, 2008 the deferred tax assets consisted of the following:

Net Operating loss	$6,745,328
Less: Valuation allowance	$(6,745,328)
Net Deferred tax asset	$—

Note 7. RELATED PARTY TRANSACTIONS

In order to obtain bridge loan financing for the Company, Steven B. Rash, the Company’s former Chief Executive Officer of Power3, and Dr. Ira Goldknopf, President, Chief Scientific officer and sole Director of Power3, have both pledged 9,914,500 and 8,753,000 shares of Power3 common stock they owned personally, as collateral for the bridge loans obtained. In certain instances, these bridge loan providers have sold pledged shares they were holding as collateral for the notes to pay back the notes payable. The amounts obtained from the sale of pledged shares have been reported to the Company by the lenders. On May 30, 2008, shares were issued to Mr. Rash in full satisfaction of his outstanding notes including interest as reported below.  The Company owed Steven B. Rash notes payable, for the amounts of his pledged shares that have been sold, in the amount of $0  and $924,456 at December 31, 2008 and 2007, respectively. On November 4, 2008, all notes payable to Ira Goldknopf in the amounts of his pledged shares were exchanged for a convertible note payable in the aggregate amount of the outstanding notes including interest as reported below. The Company owed Dr. Ira Goldknopf notes payable, for the amounts of his pledged shares that have been sold, in the amount of $0 and $975,360 at December 31, 2008 and 2007, respectively.

On May 30, 2008, 11,225,869 shares were issued to Steven Rash for conversion of all outstanding notes payable plus interest for his pledged shares mentioned above.  The shares were valued at $1,122,587 based upon the closing price of our common stock at the grant date resulting in a loss on extinguishment of debt of $107,654 that was recorded in additional paid-in capital due to the related party nature of the transaction.

On May 22, 2008, for $30,000 cash received, the Company issued Steven Rash a $30,000 note payable at 6% interest, maturing June 22, 2008.  On August 4, 2008, the note was repaid in full in the amount of $30,000 with $35 interest forgiven.

On June 18, 2008, for $15,000 cash received, the Company issued Steven Rash a $15,000 note payable at 6% interest, maturing July 19, 2008.  The loan remains outstanding, is in default and is carried on the balance sheet.

On November 4, 2008, Dr. Ira Goldknopf was issued a convertible promissory note for settlement of all notes issued for the pledged stock mentioned above including interest owed.  The convertible note matures November 4, 2009, has an initial principal amount of $1,189,435, at 12% interest, exchangeable into common stock of the company at $0.03 per share, and warrants to purchase an additional 36,598,000 shares of the Company’s common stock at $0.04 for three years from date of issue.  This resulted in a loss on exchange of debt of $89,049 that was recorded in additional paid-in capital due to the related party nature of the transaction.

On November 20, 2008, Ira Goldknopf surrendered personal shares of the Company to Trinity Bui resulting in a $18,927 note payable to Dr. Goldknopf at 6% interest, maturing May 20, 2009.

On October 7, 2008, Helen Park, interim Chief Executive Officer, was granted 5,000,000 shares of common stock as compensation for services rendered by Ms. Park to the Company prior to her appointment as interim Chief Executive Officer.  At the time the shares were granted the Company did not have sufficient shares to issue to Ms. Park.  On November 18, 2008, the Company issued a convertible promissory note for the 5,000,000 shares with terms matching other convertible notes issued to investors, consultants and employees during November.  The convertible note matures November 18, 2009, has an initial principal amount of $150,000, at 12% interest, and warrants to purchase an additional 5,000,000 shares of the Company’s common stock at $0.04 for three years from date of issue.

On October 7, 2008, Marion McCormick, former Chief Accounting Officer, was granted 1,000,000 shares of common stock as a performance bonus.  At the time the shares were granted the Company did not have sufficient shares to issue to Ms. McCormick.  On November 18, 2008, the Company issued a convertible promissory note for the 1,000,000 shares with terms matching other convertible notes issued to investors, consultants and employees during November.  The convertible note matures November 18, 2009, has an initial principal amount of $30,000, at 12% interest, and warrants to purchase an additional 1,000,000 shares of the Company’s common stock at $0.04 for three years from date of issue.

During 2005, Michael Rosinski, a previous employee of the Company, loaned the Company $35,000 at 6% interest. The loan remains outstanding, is in default and is carried on the balance sheet.

Amounts owed to Steven B. Rash, Dr. Ira Goldknopf, Michael Rosinski , Helen Park, and Marion McCormick total $1,438,362 and $1,934,816 at December 31, 2008 and 2007, respectively.

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

Note 8. OTHER COMMITMENTS AND CONTINGENCIES

An equipment vendor filed a complaint, regarding equipment which the Company acquired in its May 18, 2004 transaction with Advanced Bio/Chem, now known as Industrial Enterprises of America, and against Advanced Bio/Chem in April of 2002 in a California court alleging breach of contract and seeking damages. Advanced Bio/Chem reached a settlement agreement in April of 2003 under which Advanced Bio/Chem would pay the vendor $40,000 in installments through August, 2003. At December 31, 2003, Advanced Bio/Chem had a balance remaining of $20,000. In April 2005, the equipment vendor filed a lawsuit against Advanced Bio/Chem, certain former officers of Advanced Bio/Chem and against Power3 in order to enforce its claim for the remaining balance which is past due and may have been assumed by the Company as part of the settlement of the dispute with Advanced Bio/Chem. No resolution has been achieved on this issue at this time and evaluation of the outcome is not possible due to Industrial Enterprises repeated failure to appear in court.

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

On March 12, 2008, all matters involving the dispute over the taking, by an ex-employee, of certain trade secrets, defamation and wrongful interference with Power3's contractual relations with other parties, and a pendent wage claim for severance pay, were resolved.  In settlement the Company has paid the ex-employee $35,000 and has issued to the ex-employee 325,000 shares of the Company’s common stock with restrictions.  The $35,000 reduced salaries payable by an equal amount.  The shares were valued at the $48,750 based on the closing price of our common stock at the settlement date.

In October of 2006, Trinity Financing filed a lawsuit against the Company claiming default on a promissory note dated December 9, 2005.  As security for the Note, Steven Rash and Ira Goldknopf pledged their personal restricted shares of the Company’s stock.  As a result of the alleged default in payment of the Note, Trinity Financing seeks to have the restrictive legend removed so the shares may be sold by Trinity Financing in satisfaction of the loan.  The Company denied the material allegations and asserted three counterclaims against Trinity Financing.  The company asserted that the Note, as well as a prior promissory note executed in favor of Trinity Financing, are usurious.  The matter was settled February 4, 2008, with the removal of the restrictive legend.

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

In October of 2007, Winstead filed suit against the Company for approximately $17,000 in attorney fees. In March 2008, a settlement was reached. The fees have been reduced to $9,000 and a payout schedule has been agreed upon.  At December 31, 2008 the balance of $6,416 is carried on the balance sheet included in accounts payable.

On September 4, 2008, Steven Rash, former CEO of the Company agreed to resign from the Company and executed an Arbitration Agreement contemporaneous with his agreement to resign from the Company.  The parties agreed to arbitrate claims for wages or other compensation due, claims for breach of any contract or covenant, along with, but not exclusive of claims for benefits.  The Company agreed to arbitrate the wage claim and the Company’s claims against Mr. Rash for embezzlement, fraud and breach of contract.  As of April 15, 2009, arbitration had not been entered into.  The $36,031 in wages due are carried on the balance sheet included in other current liabilities.

On January 13, 2009, Marion McCormick, former Chief Accounting Officer, filed a wage claim with the Texas Workforce Commission against the Company for wages owed in the amount of approximately $17,700.  The Texas Workforce Commission found Ms. McCormick’s wages to be due and payable by the Company.   The Company is appealing the finding on the basis of the convertible promissory note issued to her. The $17,700 in wages due are carried on the balance sheet included in other current liabilities.

On March 6, 2009, McLennon Law Corporation filed suit against the Company breach of contract for approximately $117,000 in attorney fees.  The fees are carried on the balance sheet included in accounts payable.

Warrants:

Warrants have been issued to various investors and others in connection with financing arrangements and for services. A summary table of the warrants outstanding is as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding at beginning of year	28,893,119	$.04	14,499,996	$.40

Cancelled	—	$—	550,000	$.20

Granted	58,441,957	$.05	20,213,955	$.10

Exercised	666,666	$.08	5,270,832	$.08

Outstanding at end of year	86,668,410	$.07	28,893,119	$.12

Exercisable at the end of the year	86,668,410	$.07	28,893,119	$.12

The following table summarizes information about the Company’s warrants outstanding at December 31, 2008:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)

$ 0.03	1,666,667	1
$ 0.04	45,178,482	1
$ 0.06	8,000,000	7
$ 0.08	12,845,829	2
$ 0.09	500,000	3
$ 0.10	13,557,833	2
$ 0.12	190,000	3
$ 0.14	1,666,666	4
$ 0.15	729,600	2
$ 0.20	833,333	1
$ 0.25	1,000,000	4
$ 0.98	300,000.38
$ 1.00	100,000	Ind
$ 3.00	100,000	1

	86,668,410	2

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

Under the Agreements, the Purchasers also received warrants to purchase an aggregate of up to 2,500,000 and 333,333 shares of common stock for tranche one and two, respectively, and additional investment rights to purchase up to an additional $2,500,000 of convertible debentures. The warrants are now exercisable at a price of $0.04 per share, subject to adjustment, including anti-dilution protection. The additional investment rights are exercisable at a price equal to the principal amount of the debentures to be purchased, for (1) a period of nine months following the effective date of the registration statement to be filed pursuant to the Registration Rights Agreement, or (2) a period of 18 months from the date of issuance of the additional investment rights, whichever is shorter. The rights debentures will have the same terms as the debentures described above, except that the conversion price will be equal to $1.08.

The Company is in default under the provisions of the Agreement, Registration Rights Agreement and previously issued debentures. The aggregate amount payable upon an acceleration by reason of an event of default is equal to the greater of 130% of the principal amount of the debentures to be prepaid or the principal amount of the debentures to be prepaid, divided by the conversion price on the date specified in the debenture, multiplied by the closing price on the date set forth in the debenture. The default stems from the Company’s inability to obtain effectiveness of the registration statement on Form SB-2, as amended (File No. 333-122227) filed pursuant to the registration rights agreement. The registration statement was withdrawn on June 20, 2007. As of December 31, 2008, the Company has settled with a number of its convertible debenture holders and expects to settle with the remaining convertible debenture holders in 2009.

Of the $1,400,000 Convertible Debentures mentioned above the Company has settled $1,284,990 and $884,990 as of December 31, 2008, and December 31, 2007, respectively, resulting in a balance of $115,010 and $515,010 at December 31, 2008 and December 31, 2007, respectively.

On April 3, 2007, the Company entered into a joint venture agreement with NeoGenomics to form a Contract Research Organization (CRO) and collaborate on research work in the future. Currently, Power3 and NeoGenomics are in discussion concerning the collaboration and notes due to NeoGenomics.

On June 30, 2008, the Company issued a $200,000, convertible debenture at 15% interest, convertible at the option of the holder into shares of common stock at a conversion price equal to $0.04 per share, with detachable warrants to purchase 3,500,000 shares of common stock to Able Income Fund LLC.  The note has a maturity date of December 30, 2008.  The warrants have a five-year term and a strike price of $0.06. The note is in default and is carried on the balance sheet.

On July 29, 2008, the Company issued a $250,000, convertible debenture at 15% interest, convertible at the option of the holder into shares of common stock at a conversion price equal to $0.04 per share, with detachable warrants to purchase 4,500,000 shares of common stock to Able Income Fund LLC.  The note has a maturity date of October 15, 2008. The warrants have a five-year term and a strike price of $0.06.  The note is in default and is carried on the balance sheet.

Power3 has converted several notes and plans to continue doing so. In some instances, Power3 has offered terms of conversion lower than the original agreement including raising the strike price of warrants attached to these instruments. As a result of this additional consideration, upon conversion the Company recorded a $464,872 and $1,549,574 gain on the conversion of notes and settlement of penalties during the years ended December 31, 2008 and 2007, respectively.  The change in the conversion terms represented greater than 10% of the principal value of the notes and as a result extinguishment accounting has been applied consistent with EITF 96-19.

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

Convertible Debentures, Warrants and Additional Investment Rights:

The total convertible debentures held by related parties increased from $0 as of December 31, 2007, to $696,599 as of December 31, 2008.  The notes are unsecured and accrue interest at a rate of 12% per annum.  All outstanding principal and accrued interest is due and payable at maturity, and is convertible at the option of the holder into shares of common stock at a conversion price equal to $0.03 per share.  The Company can prepay the notes only with ten days prior written notice to the holders.  The form of note is filed as an exhibit to Form 8-K filed by the Company with the Securities and Exchange Commission on November 10, 2008.

The warrants have an exercise price of $0.04 per share of common stock and expire on the date three years after the issuance of the warrants.  The warrants include a cashless exercise option. The form of warrant is filed as an exhibit to Form 8-K filed by the Company with the Securities and Exchange Commission on November 10, 2008.

The carrying values of the Company’s convertible debentures amounted to $12,10,306 and $645,190, at December 31, 2008 and December 31, 2007, as follows.

Convertible Debentures In Default:	As of December 31, 2008	As of December 31, 2007
Securities Purchase Agreement Holders	$115,010	$515,010
Discount	—	(86,844)
Note 3:
Chosid	—	200,000
Wood	—	120,000
Seyburn	100,000	100,000
Discount on Note 3	—	(210,417)
NeoGenomics	200,000	200,000
Discount	(97,036)	(192,559)
Able Income Fund Note I	200,000	—
Able Income Fund Note II	250,000	—
	767,974	645,190
Convertible Debentures:
Kazanowski Note II	325,000	—
Discount on Kazanowsk Note II	(184,347)	—
Kraniak Note II	325,000	—
Discount on Kraniak II	(184,347)	—
Dr. Lourdes Bosquez Note I	340,000	—
Discount on Bosquez Note I	(192,857)	—
Bart Jones Note I	30,000	—
Discount on Bart Jones Note I	(16,117)	—
	442,332	—
Convertible Debentures – Related Party		—
Ira Goldknopf	1,189,435	—
Discount – Ira Goldknopf	(578,607)	—
Bronco Technologies – Helen Park	150,000	—
Discount – Bronco technologies	(80,578)	—
Marion McCormick	30,000	—
Discount – Marion McCormick	(13,651)	—
	696,599	—
Totals	$1,906,905	$645,190

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2008 and December 31, 2007:

Derivative Liabilities:	2008	2007
Common stock warrants	$554,637	$1,563,183
Embedded conversion feature	778,178	1,205,719
Additional investment rights	—	642,792
Other derivative instruments	19,440	382,611
Totals	$1,352,247	$3,794,305

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

On September 8, 2008, the company issued a promissory note to Roger Kazanowski for $30,000 cash, at 12% interest, maturing on September 08, 2009.  The note is convertible into common shares at a price of $0.04 per share and has option to purchase 600,000 warrants at $0.06 per share. The promissory note carries a default interest rate of 15%.

On September 8, 2008, the company issued a promissory note to Richard Kraniak for $30,000 cash, at 12% interest, maturing on September 08, 2009.  The note is convertible into common shares at a price of $0.04 per share and has option to purchase 600,000 warrants at $0.06 per share. The promissory note carries a default interest rate of 15%.

On June 18, 2008, for $15,000 cash received, the Company issued Steven Rash a $15,000 note payable at 6% interest, maturing July 19, 2008.  The loan remains outstanding, is in default and is carried on the balance sheet.

On November 20, 2008, Ira Goldknopf surrendered shares of our common stock owned by him to Trinity Bui in final payment on financial instrument held by Trinity Bui which resulted in a $18,927 note payable to Dr. Goldknopf at 6% interest, maturing May 20, 2009.

Notes Payable, in Default and to Related Parties

The Company is in default under the provisions of its October 2004 Securities Purchase Agreement, and accompanying registration rights agreement and debentures. The default stems from the Company’s inability to obtain effectiveness of the registration statement on Form SB-2, as amended (File No. 333-122227) filed pursuant to the registration rights agreement. The registration statement was withdrawn on June 20, 2007. As of the year ended December 31, 2008, the Company has settled with a number of its Convertible Debenture Holders as previously mentioned above.

The total Notes Payable to related parties decreased from $1,934,816 as of December 31, 2007, to $68,927 as of December 31, 2008, as follows:

	As of December 31, 2008	As of December 31, 2007
Notes payable in default:
Cordillera I	$251,000	$251,000
Cordillera II	200,000	200,000
Totals	451,000	451,000

Notes payable:

Kazanowski I	80,000	50,000
Discount on Kazanowski I note	(22,913)	—
Kraniak I	30,000	—
Discount on Kraniak I note	(22,913)	—
	64,174	50,000
Notes payable - related parties:
Rash	15,000	924,456
Goldknopf	18,927	975,360
Rosinski	35,000	35,000
Totals	$68,927	$1,934,816

 NOTE 10. OTHER SIGNIFICANT EQUITY TRANSACTIONS

Stock payable:

In September 2008, Steven B. Rash, our Chief Executive Officer and Chairman of the Board, resigned from all of his positions with the Company.  This resulted in 1,500,000 shares of the outstanding Series B Preferred Stock converting to 1,500,000 shares of common stock, which remained unissued due to insufficient authorized shares at December 31, 2008.  As  of December 31, 2008, these shares are presented as a stock payable on the balance sheet of $90,000, based on the closing share price of our common stock.

On December 16, 2008, the Company received $14,286 cash in exchange for a subscription agreement for the purchase of 1,428,571 shares of the companies common stock.  At December 31, 2008 the shares had not been issued and are carried on the balance sheet as a stock payable.

At November 18, 2008, the Company owed 500,000 shares of common stock for consulting services under the terms of a consulting agreement between the Company and Lordes Bosquez.  The shares are valued based on the closing price at the date they became due.  The total value of these shares is $11,000, which is presented as a stock payable 0n the balance sheet.

At December 31, 2008, the Company owed 400,000 shares of common stock for consulting services under the terms of a consulting agreement between the Company and Bronco Technology, Inc., an affiliate of Helen R. Park, the Company’s Interim Chief Executive Officer.  The shares are valued based on the closing price at the date they became due.  The total value of these shares is $8,000, which is presented as a stock payable on the balance sheet.

Deemed distribution:

During the 2nd Quarter of 2004, the Company issued 15,000,000 shares of common stock as consideration for a set of assets and liabilities purchased from Advanced Bio/Chem in the asset purchase transaction of May 18, 2004.  Because this transaction was between individuals and entities considered to be related parties, under the rules of the SEC, the assets are recorded at historical cost and the amount in excess of historical cost is considered to be a deemed distribution to the shareholders. As part of that transaction, the Company recorded a deemed distribution of $13,371,776 as the difference between the market value of the stock at $0.90 per share on the date of the agreement ($13,500,000) and $128,224, debt in excess of the assets received in the transaction.

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

Deemed dividend:

As part of Power3’s attempt to induce exercise, the strike price of several warrants was reduced resulting in a deemed dividend of $12,071 and $17,635, consistent with EITF 98-5, for the year ended Decenber 21, 2008 and the year ended December 31, 2007, respectively.  The deemed dividends were valued using the Black−Scholes model immediately before and after the inducement, consistent with paragraph 51 of SFAS 123R.

Preferred shares issued during the year ended December 31, 2007:

None.

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

Preferred shares issued during the year ended December 31, 2008:

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

In September 2008, Steven B. Rash, our Chief Executive Officer and Chairman of the Board, resigned from all of his positions with the Company.  This resulted in 1,500,000 shares of the outstanding Series B Preferred Stock converting to 1,500,000 shares of common stock, which remain unissued due to insufficient authorized shares.  As  of December 31, 2008, these shares are presented as a stock payable on the balance sheet of $90,000, based on the closing share price of our common stock.  1,500,000 shares of Series B Preferred Stock are issued and outstanding as of December 31, 2008.

Shares issued for cash during the year ended December 31, 2008:

7,492,875 shares of common stock were issued for cash to private investors in the amount of $647,404.

Shares issued for payables during the year ended December 31, 2008:

2,133,333 shares of common stock were issued in payment on outstanding invoices for services.  The shares were valued at $189,000 based upon the closing price of our common stock at the grant date resulting in a loss on extinguishment of debt of $14,730.

Shares issued for services during the year ended December 31, 2008:

7,482,910 shares of common stock were issued for services to employees and consultants.  The shares were valued at $592,341 based upon the closing price of our common stock at the grant date.  2,000,000 additional shares are being held in escrow.  The 2,000,000 shares held in escrow are being carried in equity on the balance sheet at a value of $20,000.

Shares issued in settlement of legal proceedings during the year ended December 31, 2008:

325,000 shares of common stock were issued in settlement of a dispute with a former employee as mentioned above.  The shares were valued at $30,875 based upon the closing price of our common stock at the grant date.

Shares issued for conversion of debt during the year ended December 31, 2008:

22,172,536 shares of common stock were issued for conversion of convertible notes in the amount of $1,644,456 as mentioned in Note 3 above.  The shares were valued at $1,698,453 based upon the closing price of our common stock at the grant date resulting in a gain on extinguishment of debt of $419,825.

NOTE 11. SUBSEQUENT EVENTS

On January 14, 2009, Dr. Ira Goldknopf cancelled 1,200,000 shares of our common stock owned by him.  The shares were canceled to enable the company to issue 1,200,000 shares to Able Income Fund for partial payment on convertible debenture owed to Able.

On January 14, 2009, the Company issued 1,200,000 shares of common stock to Able Income fund in partial payment of convertible debentures in the amount of $8,256.  The shares were valued per the agreement set forth in the convertible debenture.

On January 16, 2009, the company issued subscription agreements for $40,000 cash based on a share price per the agreement of $0.007 per common share, which was 70% of the closing price on Dec. 31, 2008, and which included 100% warrant coverage reset to $0.01 per share.

On January 23, 2009, the Company executed a definitive Collaboration and Exclusive License agreement Transgenomic, Inc.  The License Agreement grants Transgenomic exclusive rights in the United States and certain other countries to the Company’s proprietary test kits or systems for performing Neurodegenerative Diagnostic Tests, for which the Company will receive an up-front license execution fee, certain milestone fees, including fees payable in cash and fees payable in shares of Transgenomic common stock, and royalties based upon net sales of the Company’s tests, test kits or systems by Transgenomic. In the first quarter of 2009, the Company has received approximately $150,000 from Transgenomic pursuant to that agreement.

The License Agreement also provides for Transgenomic to fund the Company’s activities relating to the clinical validation of its Neurodegenerative Diagnostic Tests.  Funds for such activities will be provided by Transgenomic, through a separate bank account, pursuant to a Disbursement Control Agreement.  The Company is obligated to cooperate with Transgenomic during the period of continued development and to provide Transgenomic with plans, budgets and reports regarding the progress of the Company’s development activities.  Transgenomic has the right to assume the clinical validation activities, with notice and a cure period, under certain circumstances.

The License Agreement provides for each party to maintain the confidentiality of the other party’s confidential information, and to not make any public announcement of concerning the transactions contemplated by the License Agreement without the consent of the other party.  The License Agreement also contains other covenants and indemnification provisions that are typical for license agreements entered into by companies in connection with similar licensing transactions.

On January 26, 2009, a Special Meeting of Shareholders of the Company was held at the offices of the Company to vote on approval of an amendment to the Company’s Certificate of Incorporation increasing the authorized amount of the Company’s Common Stock, par value $0.001, from 150,000,000 shares to 600,000,000 shares.  The vote passed in favor of the amendment.  The Company plans to use 178,020,189 of the newly authorized shares of Common Stock for issuance under existing convertible notes, warrants and options.  In addition, under the terms of a consulting agreement between the Company and Bronco Technology, Inc., an affiliate of Helen R. Park, the Company’s Interim Chief Executive Officer, Bronco Technology’s right to receive 100,000 shares of Common Stock per month of Ms. Park’s services, is subject to an increase in the number of authorized shares of Common Stock pursuant to the Certificate of Amendment.  The Company currently has no other specific proposals, plans or arrangements with respect to the issuance of the newly authorized shares of Common Stock.

On February 20, 2009, the Company issued 14,117,270 shares to Able Income Fund in settlement of convertible debt of $182,274.

On March 2, 2009, the Company issued 16,247,619 shares to Lordes Bosquez in settlement of debt.  11,333,333 shares were issued in settlement of convertible debt of $340,000 with the shares valued at $0.03 per share per the agreement.  2,857,143 shares were issued in settlement of a $20,000 note payable.  The shares were valued at $0.007, seventy percent of the $0.01 closing price at December 31, 2008.  2,057,143 shares were issued for interest on the convertible debt and the note payable the aggregate amount of $14,400.  The shares were valued at $0.007, seventy percent of the $0.01 closing price at December 31, 2008.

On March 2, 2009, the Company issued 46,910,896 shares to Ira Goldknopf in settlement of debt.  36,598,000 shares were issued in settlement of convertible debt of $1,097,940 with the shares valued at $0.03 per share per the agreement.  3,883,609 shares were issued in settlement of a $27,185 note payable.  The shares were valued at $0.007, seventy percent of the $0.01 closing price at December 31, 2008.  6,429,287 shares were issued for interest on the convertible debt and the note payable the aggregate amount of $45,005  The shares were valued at $0.007, seventy percent of the $0.01 closing price at December 31, 2008.

On March 2, 2009, the Company issued 9,571,429 shares to Bronco Technologies in settlement of debt for services provided by Ms. Helen Park.  5,000,000 shares were issued in settlement of convertible debt of $150,000 for prior services rendered.  The shares were valued at $0.03 per share per the agreement.  3,571,429 shares were issued in settlement of a $25,000 note payable for services rendered.  The shares were valued at $0.007, seventy percent of the $0.01 closing price at December 31, 2008.  1,000,000 shares were issued for interest on the convertible debt and the note payable in the aggregate amount of $7,000.  The shares were valued at $0.007, seventy percent of the $0.01 closing price at December 31, 2008.

On March 2, 2009, the Company issued 24,109,524 shares to Richard Kraniak in settlement of debt.  9,166,667 shares were issued in settlement of convertible debt of $325000.  The convertible note was reduced to $275,000 with the shares valued at $0.03 per share per the agreement.  12,857,143 shares were issued in settlement of $90,000 in notes payable.  The shares were valued at $0.007, seventy percent of the $0.01 closing price at December 31, 2008.  2,085,714 shares were issued for interest on the convertible debt and the notes payable in the aggregate amount of $14,600.  The shares were valued at $0.007, seventy percent of the $0.01 closing price at December 31, 2008.

On March 2, 2009, the Company issued 24,942,857 shares to Roger Kazanowski in settlement of debt.  10,000,000 shares were issued in settlement of convertible debt of $325000.  The convertible note was reduced to $275,000 with the shares valued at $0.03 per share per the agreement.  12,857,143 shares were issued in settlement of $90,000 in notes payable.  The shares were valued at $0.007, seventy percent of the $0.01 closing price at December 31, 2008.  2,085,714 shares were issued for interest on the convertible debt and the notes payable in the aggregate amount of $14,600.  The shares were valued at $0.007, seventy percent of the $0.01 closing price at December 31, 2008.

On March 11, 2009, the company issued 300,000 shares of stock for cash upon the exercise of an incentive stock option held by the Chairman of the Scientific Advisory Board.  The shares were issued for $3,000 based upon an exercise price of $0.01 per share.

On March 12, 2009, the company issued 2,761,878 in settlement of debt of $59,047.

On March 16, 2009, the company issued 10,000,000 shares of common stock in settlement of $100,000 convertible note.

On March 16, 2009, the company issued 833,333 shares of common stock for the exercise of warrants in the amount of $8,333.

On March 17, 2009, the company issued 5,749,999 shares of common stock for the exercise of warrants in the amount of $57,499.

On March 20, 2009, the company issued 500,000 shares of common stock $0.01 per share for consulting services of $5,000 based on the closing price of our common stock on the date of issuance.

On March 20, 2009, the company issued 400,000 shares of common stock $0.01 per share for consulting services.  The shares were valued at $8,800 based on the closing price of our common stock on the date of issuance.

On April 2, 2009, the company issued 3,000,000 share of common stock at $0.01 per share for accounts payable in the amount of $30,000 based on the closing price of our common stock on the date of issuance.

On April 9, 2009, the company issued 4,333,333 share of common stock for previously rendered consulting services.  The stock was valued at $130,000 based on pricing the shares at $0.03 per share.  This valuation is consistent with convertible notes issued for consulting services during the same period.

F-2