Form 10-K/A
period 2008-12-31
POWER 3 MEDICAL PRODUCTS INC
filed 2009-04-16
CIK 1063530

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-1 5(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During our review of controls for the audited period ended December 31, 2008, and in the process of preparing our Annual Report, our management discovered that there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the preparation of the Annual Report were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP); (iii) inadequate security over information technology and (iv) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the COSO in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of December 31, 2008, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

This lack of internal controls over financial reporting resulted in numerous adjusting journal entries proposed by our independent auditor during their audit of the year ended December 31, 2008.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, the Company concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the COSO.

M&K CPAS, PLLC, an independent registered public accounting firm, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008 pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

POWER3 MEDICAL PRODUCTS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' DEFICIT

FROM INCEPTION TO DECEMBER 31, 2008

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid In Capital	Deferred Compensation Expense	Stock Held in Escrow	Common Stock Payable	Retained Earnings	Equity

Balances as of beginning of of development stage May 18, 2004	14,407,630	$14,407	3,870,000	$3,870	$14,225,974	$—	$—	$—	$(11,681,500)	$2,562,751

Issued shares for compensation	27,945,000	27,945	—	—	25,423,555	(25,451,500)	—	—	—	—

Issued shares for services	4,910,000	4,910	—	—	4,850,090	(535,000)	—	—	—	4,320,000

Issued shares for acquisition of equipment	15,000,000	15,000	—	—	13,485,000	—	—	—	—	13,500,000

Stock option expense	—	—	—	—	626,100	(626,100)	—	—	—	—

Issued shares for cash	242,167	242	—	—	314,575	—	—	—	—	314,817

Cancelled shares per cancellation of agreement	(160,000)	(160)	—	—	(71,840)	—	—	—	—	(72,000)

Issued shares to convert Series A preferred shares to common shares	3,000,324	3,001	(3,870,00)	(3,870)	3,377,974	—	—	—	(3,380,975)	(3,870)

Stock based compensation	—	—	—	—	—	8,311,012	—	—	—	8,311,012

Net reclassification of derivative liabilities	—	—	—	—	(3,347,077)	—	—	—	—	(3,347,077)

Net loss (from May 18, 2004 to December 31, 2004)	—	—	—	—	—	—	—	—	(15,236,339)	(15,236,339)

Balances, December 31, 2004	65,345,121	$65,345	—	$—	$58,884,351	$(18,301,588)	$—	$—	$(30,298,814)	$10,349,294

Cancelled shares returned from employee	(1,120,000)	(1,120)	—	—	(1,307,855)	—	—	—	—	(1,308,975)

Issued shares for compensation	140,000	140	—	—	41,860	—	—	—	—	42,000

Issued shares for services	850,000	850	—	—	155,150	—	—	—	—	156,000

Amortize deferred compensation expense	—	—	—	—	—	13,222,517	—	—	—	13,222,517

Net loss	—	—	—	—	—	—	—	—	(27,134,865)	(27,134,865)

Balances, December 31, 2005 (restated)	65,215,121	$65,215	—	$—	$57,773,506	$(5,079,071)	$—	$—	$(57,433,679)	$(4,674,029)

Issued shares for services	2,449,990	2,449	—	—	311,865	—	—	—	—	314,314

Issued shares for cash	2,452,746	2,452	—	—	222,548	—	—	—	—	225,000

Issued shares for compensation	1,253,098	1,254	—	—	176,763	—	—	—	—	178,017

Adoption of FAS 123R	—	—	—	—	(475,324)	475,324	—	—	—	—

Amortize deferred compensation expense	—	—	—	—	—	4,603,747	—	—	—	4,603,747

Net loss	—	—	—	—	—	—	—	—	(6,415,968)	(6,415,968)

Balances, December 31, 2006	71,370,955	$71,370	—	$—	$58,009,358	$—	$—	$—	$(63,849,648)	$(5,768,920)

Issued shares for services	1,810,000	1,810	—	—	282,390	—	—	—	—	284,200

Issued shares for conversion of debt	22,265,224	22,264	—	—	606,412	—	—	—	—	628,676

Issued shares for warrants exercised	5,270,832	5,272	—	—	336,396	—	—	—	—	341,668

Issued shares for cash	7,630,625	7,632	—	—	992,818	—	—	—	—	1,000,450

Placement agent fees	—	—	—	—	(58,500)	—	—	—	—	(58,500)

Stock received	—	—	—	—	100	—	—	—	—	100

Unreturned shares	5,000	5	—	—	4,495	—	—	—	—	4,500

Deemed dividend	—	—	—	—	17,635	—	—	—	(17,635)	—

Net loss	—	—	—	—	—	—	—	—	(5,216,288)	(5,216,288)

Balances, December 31, 2007	108,352,636	$108,353	—	$—	$60,191,104	$—	$—	$—	$(69,083,571)	$(8,784,114)

Issued shares for services	7,482,910	7,483	—	—	584,858	—	—	—	—	592,341

Issued shares for cash	7,492,875	7,493	—	—	639,911	—	—	—	—	647,404

Issued shares for conversion of debt	22,172,536	22,173	—	—	1,568,626	—	—	—	—	1,590,799

Issued shares for lawsuit settlement	325,000	325	—	—	30,550	—	—	—	—	30,875

Issued shares for payables	2,133,333	2,133	—	—	186,867	—	—	—	—	189,000

Stock held in escrow	2,000,000	2,000	—	—	18,000	—	(20,000)	—	—	—

Issued preferred shares	—	—	1,500,000	1,500	357,000	—	—	—	—	358,500

Deemed dividend	—	—	—	—	12,071	—	—	—	(12,071)	—

Loss on related party debt conversion	—	—	—	—	(89,049)	—	—	—	—	(89,049)

Common stock payable	—	—	—	—	—	—	—	123,286	—	123,286

Net loss	—	—	—	—	—	—	—	—	(136,784)	(136,784)

Balances, December 31, 2008	149,959,290	$149,960	1,500,000	$1,500	$63,499,938	$—	$(20,000)	$123,286	$(69,232,426)	$(5,477,742)

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

At November 18, 2008, the Company owed 500,000 shares of common stock for consulting services under the terms of a consulting agreement between the Company and Lordes Bosquez.  The shares are valued based on the closing price at the date they became due.  The total value of these shares is $11,000, which is presented as a stock payable on the balance sheet.

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