Form 10-Q
period 2009-03-31
POWER 3 MEDICAL PRODUCTS INC
filed 2009-05-20
CIK 1063530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________.

Commission file number: 0-24921

POWER 3 MEDICAL PRODUCTS, INC.
 (Exact name of registrant as specified in its charter)

New York	65-0565144

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 Research Forest Drive, Suite B2-3
Woodlands, Texas

(Address of principal executive offices)

(281) 466-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§323.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☐

The number of shares of the registrant’s common stock outstanding as of May 14, 2009, was 333,538,156.

POWER 3 MEDICAL PRODUCTS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008

ASSETS
Cash and equivalents	$21,152	$8,331
Other current assets	6,665	6,645

Total current assets	27,817	14,976

Furniture, fixtures and equipment, net of accumulated depreciation of $107,506 and $101,253 at March 31, 2009 and December 31, 2008, respectively	—	6,253
Deposits	5,450	5,450

Total non-current assets	5,450	11,703

TOTAL ASSETS	$33,267	$26,679

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
(Continued)

	March 31, 2009 (Unaudited)	December 31, 2008

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$1,015,499	$1,043,682
Notes payable – in default	451,000	451,000
Notes payable – net of unamortized discounts of $43,841 at March 31, 2009 and December 31, 2008	86,159	64,174
Notes payable to related parties	68,927	68,927
Convertible debentures-in default, net of unamortized discount of $-0- and $97,036 at March 31, 2009 and December 31, 2008, respectively	645,347	767,974
Convertible debentures, net of unamortized discount of $78,590 and $577,668 March 31, 2009 and December 31, 2008, respectively	51,410	442,332
Convertible debentures – related party, net of unamortized discount of $48,926 and $672,836 at March 31, 2009 and December 31, 2008, respectively	81,780	696,599
Other current liabilities	540,355	617,486
Derivative liabilities	2,098,591	1,352,247

Total current liabilities	5,039,068	5,504,421

TOTAL LIABILITIES	5,039,068	5,504,421

STOCKHOLDERS’ DEFICIT
Preferred Stock - $0.01 par value: 50,000,000 shares authorized; 1,500,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	1,500	1,500
Common Stock-$0.001 par value: 600,000,000 shares authorized; 306,404,095 and 149,959,044 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	306,405	149,960
Additional paid in capital	65,934,703	63,499,938
Stock held in escrow	(40,000)	(20,000)
Common stock payable	131,500	123,286
Common stock subscriptions receivable	(197,166)	—
Deficit accumulated before entering the development stage	(11,681,500)	(11,681,500)
Deficit accumulated during the development stage	(59,461,243)	(57,550,926)

TOTAL STOCKHOLDERS’ DEFICIT	(5,005,801)	(5,477,742)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,267	$26,679

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Period from May 18, 2004 to March 31,
	2009	2008	2009
REVENUES
Sales revenues	$132,766	$—	$560,015

TOTAL REVENUES	132,766	—	560,015

OPERATING EXPENSES
Employee compensation and benefits	17,557	283,921	31,067,069
Professional and consulting fees	80,817	85,698	11,383,757
Impairment of goodwill	—	—	13,371,776
Impairment of intangible assets	—	—	179,788
Occupancy and equipment	14,699	44,496	683,174
Travel and entertainment	729	56,456	427,113
Write off lease	—	—	34,243
Other selling, general and administrative expenses	88,004	107,173	822,138

Total operating expenses	201,806	577,744	57,969,058

LOSS FROM OPERATIONS	(69,040)	(577,744)	(57,409,043)

OTHER INCOME/(EXPENSE)
Derivative gain/(loss)	(746,344)	2,168,616	6,276,629
Gain on legal settlement	—	17,875	36,764
Interest income	—	1,051	7,867
Gain/(loss) on settlement of debt	(883,734)	—	1,125,712
Mandatory prepayment penalty	—	—	(420,000)
Other income/(expense)	—	—	(194,886)
Interest expense	(177,096)	(388,616)	(5,439,504)

Total other income/(expense)	(1,807,174)	1,798,926	1,392,582

NET INCOME/(LOSS)	(1,876,214)	1,221,182	(56,016,461)

Deemed dividend	(34,103)	(12,071)	(63,809)

Net income/(loss) attributable to common stockholders	(1,910,317)	1,209,111	(56,080,270)

Net income/(loss) per share - basic and diluted	$0.00	$0.01
Weighted average number of shares outstanding	200,466,378	115,458,242

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock		Preferred Stock		Add’l Paid In Capital	Other Equity Items (1)	Retained Earnings
	Shares	Par Value	Shares	Par Value				Total

Balances as of beginning of development stage May 18, 2004	14,407,630	$14,407	3,870,000	$3,870	$14,225,974	$—	$(11,681,500)	$2,562,751

Issued shares for compensation	27,945,000	27,945	—	—	25,423,555	(25,451,500)	—	—
Issued shares for services	4,910,000	4,910	—	—	4,850,090	(535,000)	—	4,320,000
Issued shares for acquisition of equipment	15,000,000	15,000	—	—	13,485,000	—	—	13,500,000
Stock option expense	—	—	—	—	626,100	(626,100)	—	—
Issued shares for cash	242,167	242	—	—	314,575	—	—	314,817
Cancelled shares per cancellation agreement	(160,000)	(160)	—	—	(71,840)	—	—	(72,000)
Issued shares to convert Series A preferred shares to common shares	3,000,324	3,001	(3,870,000)	(3,870)	3,377,974	—	(3,380,975)	(3,870)
Stock based compensation	—	—	—	—	—	8,311,012	—	8,311,012
Net reclassification of derivative liabilities	—	—	—	—	(3,347,077)	—	—	(3,347,077)
Net loss 05/18/04 to 12/31/04	—	—	—	—	—	—	(15,236,339)	(15,236,339)

BALANCE, DECEMBER 31, 2004	65,345,121	$65,345	—	$—	$58,884,351	$(18,301,588)	$(30,298,814)	$10,349,294

Cancelled shares returned from employee	(1,120,000)	(1,120)	—	—	(1,307,855)	—	—	(1,308,975)
Issued shares for compensation	140,000	140	—	—	41,860	—	—	42,000
Issued shares for services	850,000	850	—	—	155,150	—	—	156,000
Amortize deferred compensation expense	—	—	—	—	—	13,222,517	—	13,222,517
Net loss	—	—	—	—	—	—	(27,134,865)	(27,134,865)

BALANCE, DECEMBER 31, 2005	65,215,121	$65,215	—	$—	$57,773,506	$(5,079,071)	$(57,433,679)	$(4,674,029)

1. A more detailed description of the Other Equity Items in this statement can be found at the end of the Statement of Shareholders’ Deficit

POWER 3 MEDICAL PRODUCTS, INC.
STATEMENT OF SHAREHOLDERS’ DEFICIT
(Continued)

	Common Stock		Preferred Stock		Add’l Paid In Capital	Other Equity Items (1)	Retained Earnings
	Shares	Par Value	Shares	Par Value				Total

Issued shares for services	2,449,990	2,449	—	—	311,865	—	—	314,314
Issued shares for cash	2,452,746	2,452	—	—	222,548	—	—	225,000
Issued shares for compensation	1,253,098	1,254	—	—	176,763	—	—	178,017
Adoption of FAS 123R	—	—	—	—	(475,324)	475,324	—	—
Amortize deferred compensation expense	—	—	—	—	—	4,603,747	—	4,603,747
Net loss	—	—	—	—	—	—	(6,415,969)	(6,415,969)

BALANCE, DECEMBER 31, 2006	71,370,955	$71,370	—	$—	$58,009,358	$—	$(63,849,648)	$(5,768,920)

Issued shares for services	1,810,000	1,810	—	—	282,390	—	—	284,200
Issued shares for conversion of debt	22,265,224	22,264	—	—	606,412	—	—	628,676
Issued shares for warrants exercised	5,270,832	5,272	—	—	336,396	—	—	341,668
Issued shares for cash	7,630,625	7,632	—	—	992,818	—	—	1,000,450
Placement agent fees	—	—	—	—	(58,500)	—	—	(58,500)
Stock received	—	—	—	—	100	—	—	100
Unreturned shares	5,000	5	—	—	4,495	—	—	4,500
Deemed dividend	—	—	—	—	17,635	—	(17,635)	—
Net loss	—	—	—	—	—	—	(5,216,288)	(5,216,288)

BALANCE, DECEMBER 31, 2007	108,352,636	$108,353	—	$—	$60,191,104	$—	$(69,083,571)	$(8,784,114)

Issued shares for services	7,482,910	7,483	—	—	584,858	—	—	592,341
Issued shares for cash	7,492,875	7,493	—	—	639,911	—	—	647,404
Issued shares for conversion of debt	22,172,536	22,173	—	—	1,568,626	—	—	1,590,799
Issued shares for lawsuit settlement	325,000	325	—	—	30,550	—	—	30,875
Issued shares for payables	2,133,333	2,133	—	—	186,867	—	—	189,000
Stock held in escrow	2,000,000	2,000	—	—	18,000	(20,000)	—	—
Issued preferred shares	—	—	1,500,000	1,500	357,000	—	—	358,500
Deemed dividend	—	—	—	—	12,071	—	(12,071)	—
Loss on related party debt conversion	—	—	—	—	(89,049)	—	—	(89,049)
Common stock payable	—	—	—	—	—	123,286	—	123,286
Net loss	—	—	—	—	—	—	(136,784)	(136,784)

BALANCE, DECEMBER 31, 2008	149,959,290	$149,960	1,500,000	$1,500	$63,499,938	$103,286	$(69,232,426)	$(5,477,742)

1. A more detailed description of the Other Equity Items in this statement can be found at the end of the Statement of Shareholders’ Deficit

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF SHAREHOLDERS’ DEFICIT
(Continued)

	Common Stock		Preferred Stock		Add’l Paid In Capital	Other Equity Items (1)	Retained Earnings
	Shares	Par Value	Shares	Par Value				Total

BALANCE, DECEMBER 31, 2008	149,959,290	$149,960	1,500,000	$1,500	$63,499,938	$103,286	$(69,232,426)	$(5,477,742)

Issued shares for conversion of debt	119,956,737	118,756	—	—	2,957,229	8,256	—	3,084,241
Common stock payable	—	—	—	—	—	22,500	—	22,500
Issued shares upon exercise of warrants	6,883,332	6,883	—	—	61,949	(27,166)	—	41,666
Issued shares for services	900,000	900	—	—	17,100	—	—	18,000
Issued shares for cash	24,285,714	24,286	—	—	145,714	(170,000)	—	—
Issued shares for payables	5,619,022	5,620	—	—	92,475	(14,286)	—	83,809
Stock rescinded for debt	(1,200,000)	—	—	—	—	(8,256)	—	(8,256)
Revaluation of stock held in escrow	—	—	—	—	20,000	(20,000)	—	—
Deemed dividends	—	—	—	—	34,103	—	(34,103)	—
Loss on related-party debt conversions	—	—	—	—	(893,805)	—	—	(893,805)

Net loss	—	—	—	—	—	—	(1,876,214)	(1,876,214)

BALANCE, MARCH 31, 2009	306,404,095	$306,405	1,500,000	$1,500	$65,934,703	$(105,666)	$(71,142,743)	$(5,005,801)

1. A more detailed description of the Other Equity Items in this statement can be found at the end of the Statement of Shareholders’ Deficit

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF SHAREHOLDERS’ DEFICIT
SCHEDULE OF OTHER EQUITY ITEMS

	Deferred Compensation Expense	Stock Held in Escrow	Common Stock Payable	Treasury Stock	Subscriptions Receivable	Total Other Equity Items

Balances as of beginning of development stage May 18, 2004	—	—	—	—	—	—
	—
Issued shares for compensation	(25,451,500)	—	—	—	—	(25,451,500)
Issued shares for services	(535,000)	—	—	—	—	(535,000)
Stock option expense	(626,100)	—	—	—	—	(626,100)
Issued shares for cash	—	—	—	—	—	—
Stock based compensation	8,311,012	—	—	—	—	8,311,012

BALANCE, DECEMBER 31, 2004	$(18,301,588)	$—	$—	$—	$—	$(18,301,588)

Amortize deferred compensation expense	13,222,517	—	—	—	—	13,222,517

BALANCE, DECEMBER 31, 2005	$(5,079,071)	$—	$—	$—	$—	$(5,079,071)

Adoption of FAS 123R	475,324	—	—	—	—	475,324
Amortize deferred compensation expense	4,603,747	—	—	—	—	4,603,747

BALANCE, DECEMBER 31, 2006	$—	$—	$—	$—	$—	$—

BALANCE, DECEMBER 31, 2007	$—	$—	$—	$—	$—	$—

Stock held in escrow	—	(20,000)	—	—	—	(20,000)
Common stock payable	—	—	123,286	—	—	123,286

BALANCE, DECEMBER 31, 2008	$—	$(20,000)	$123,286	$—	$—	$103,286

Issued shares for conversion of debt	—	—	—	8,256	—	8,256
Common stock payable	—	—	22,500	—	—	22,500
Issued shares upon exercise of warrants	—	—	—	—	(27,166)	(27,166)
Issued shares for cash	—	—	—	—	(170,000)	(170,000)
Issued shares for payables	—	—	(14,286)	—	—	(14,286)
Stock rescinded for debt	—	—	—	(8,256)	—	(8,256)
Revaluation of stock held in escrow	—	(20,000)	—	—	—	(20,000)

BALANCE, MARCH 31, 2009	$—	$(40,000)	$131,500	$—	$(197,166)	$(105,666)

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from May 18, 2004 to March 31, 2009
	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(1,876,214)	$1,221,182	$(56,016,461)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Gain/(loss) on conversion of financial instruments	854,988	—	(1,151,256)
Impairment of goodwill	—	—	13,371,776
Impairment of intangible assets	—	—	179,788
Loss on previously capitalized lease	—	—	34,243
Amortization of debt discounts and deferred finance costs	146,532	327,200	3,871,962
Change in derivative liability, net of bifurcation	746,344	(2,168,616)	(5,122,728)
Stock based compensation	69,071	250	33,439,743
Debt issued for compensation and services	—	—	1,028,927
Stock issued for settlement of lawsuit	—	30,875	30,875
Depreciation expense	6,253	548	107,507
Other non cash items	—	(17,875)	(34,933)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	2,793	186,084
Inventory	—	—	16,602
Accounts payable and other liabilities	(4,075)	4,577	3,169,133

Net cash used in operating activities	(57,101)	(599,066)	(6,888,738)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	—	(2,798)	(141,750)
Increase in other assets	—	—	(179,786)

Net cash used in investing activities	—	(2,798)	(321,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	41,666	489,910	2,305,837
Borrowings on notes payable related party	8,256 -	—	83,632
Borrowings on notes payable	20,000	—	3,808,430
Principal payments on notes payable related party	—	—	(47,300)
Principal payments on notes payable	—	—	(122,478)
Proceeds from CD, warrants and rights net of issuance cost	—	1,200,709

Net cash provided by financing activities	69,922	489,910	7,228,830

Net change in cash and equivalents	$12,821	$(111,954)	$18,556
Cash and equivalents, beginning of period	$8,331	$125,679	$2,596
Cash and equivalents, end of period	$21,152	$13,725	$21,152

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from May 18, 2004 to March 31, 2009
	Three Months Ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$59,840
Cash paid for income taxes	$—	$—	$—

Non-cash transactions:
Stock for conversion of debt, related party	$661,101	$—	$1,676,034
Stock for subscriptions receivable	$170,000	$—	$170,000
Warrants exercised for subscriptions receivable	$27,166	$—	$27,166
Stock for common stock payable	$14,286	$—	$14,286
Exchange of debt, related party	$—	$—	$214,075
Exchange of convertible notes for stock	$—	$342,400	$2,525,070
Stock issued in settlement of payables	$55,238	$—	$250,935
Deemed dividend	$34,103	$12,071	$63,809
Exchange of convertible preferred stock for common stock	$—	$—	$3,380,975
Preferred stock issued for payables	$—	$—	$358,500
Stock held in escrow	$20,000	$120,000	$40,000

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Information Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of Power3 have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). Certain prior period amounts have been reclassified to conform to the March 31, 2009 presentation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Lattice Valuation Model

Power3 valued the conversion features in their convertible notes using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values the embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) Power3 exercises its right to convert the debentures and (5) Power3 defaults on the debentures. Power3 uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur. Based on the analysis of these factors, Power3 uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management’s projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

Black−Scholes Valuation Model

Power3 uses the Black−Scholes pricing model to determine the fair values of its warrants. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss. In particular, Power3 uses volatility rates based upon the closing stock price of Power3’s common stock. Power3 uses a risk free interest rate which is the U.S. Treasury bill rate for a security with a maturity that approximates the estimated expected life of the derivative or security.

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the three months ended March 31, 2009 and 2008 as the effect of our potential common stock equivalents would be anti-dilutive.

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

As of March 31, 2009, the Company has not granted options to employees.

All of the Company’s accounting policies are not included in this Form 10-Q. A more comprehensive set of accounting policies adopted by the Company are included in our Form 10-K as of December 31, 2008 and are herein incorporated by reference.

Recent Accounting Pronouncements

Power3 does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, Power3 incurred net loss chargeable to common shareholders of $1,910,317 for the three months ended March 31, 2009 and has total accumulated deficits of $71,142,743 as of that date. These conditions create an uncertainty as to Power3’s ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. If the Company is unable to successfully obtain additional financing, it will not have sufficient cash to continue operations. As of March 31, 2009, the Company had $21,152 in cash and cash equivalents. The Company needs additional capital immediately to fund its liquidity requirements. The Company is seeking between $3 million and $5 million in new financing during 2009. The Company believes that $3 million is the minimum amount of financing it needs to repay existing obligations and to continue funding its new business strategy for at least 12 months following the date of this report. The Company will need to raise additional funds from either one or a combination of additional financings or otherwise obtain capital, in order to satisfy its future liquidity requirements. The financial statements do not include any adjustment that might be necessary if Power3 is unable to continue as a going concern.

NOTE 4 – OTHER CURRENT LIABILITIES

Other liabilities and accrued expenses consisted of the following at March 31, 2009 and December 31, 2008:

	03/31/09	12/31/08

Accrued rent	17,854	28,566
Accrued interest	319,727	335,033
Prepayment penalty	25,000	25,000
Accrued payroll taxes	20,870	44,347
Accrued liabilities	10,939	33,575
Salaries payable	145,965	150,965
Totals	$540,355	$617,486

NOTE 5 – RELATED PARTY TRANSACTIONS

As is more fully explained in Note 7 to these financial statements, we issued 46,910,896 common shares to our President, Chief Scientific Officer and Interim Board Chairman to retire a portion of his convertible note in the amount of $1,097,940 and accrued interest.

Also as is more fully explained in Note 7, we issued 9,571,429 common shares to our Interim Chief Executive Officer to retire a convertible note in the amount of $150,000 and accrued interest.

Also as is more fully explained in Note 7, we received 1,200,000 shares of common stock from our President, Chief Scientific Officer and Interim Board Chairman in exchange for a one-year convertible note payable to him in the amount of $8,256 with interest payable at 12% and warrants to purchase 1,200,000 shares at $0.04 per share. The note itself is convertible into 1,200,000 shares of common stock (or $0.00688 per share).

NOTE 6 – OTHER COMMITMENTS AND CONTINGENCIES

A summary of our commitments and contingencies can be found in Note 8 to the financial statements filed on Form 10-K as of December 31, 2008.

There have been no changes to these commitments and contingencies since the filing of that report.

NOTE 7 - EQUITY

We are authorized to issue up to 600 million shares of $0.001 voting common stock and up to 50 million shares of $0.01 par value preferred stock.

Capital Stock Transactions

We began 2009 with 149,959,290 shares issued and outstanding. During the three months ended March 31, 2009, we undertook the following with our common stock:

On January 13, 2009, we received 1,200,000 shares of common stock from our President, Chief Scientific Officer and Interim Board Chairman in exchange for a one-year convertible note payable to him in the amount of $8,256 with interest payable at 12% and warrants to purchase 1,200,000 shares at $0.04 per share. The note itself is convertible into 1,200,000 shares of common stock (or $0.00688 per share).

On January 20, 2009, we issued 1,200,000 common shares to Able Income Fund, LLC (“Able”) to convert $8,256 of our obligation to them into equity. We recorded a loss of $3,744 upon conversion.

On February 20, 2009, we issued 14,117,270 common shares to Able to convert $130,000 of our obligation to them into equity. We recorded a loss of $22,345 upon conversion.

On March 2, 2009, the board granted a holder of 300,000 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.98 to an exercise price of $0.01. Pursuant to FASB 123 (revised 2004), Share-Based Payments, we revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend. Variables used in the calculation were: stock price on measurement date: $0.018; Exercise price of options: $0.98 (old) and $0.01 (new); option term: 0.25 years, discount rate: 0.28% and computed volatility: 256.59%. We deemed this revaluation as a dividend in the amount of $3,895. The exercise entitles the Company to receive $3,000 in cash. As of the date of this report, the amount is still receivable and is included in equity on the balance sheet under “Common stock subscriptions receivable”.

Also on March 2, 2009, we issued 12,680,952 common shares to retire a convertible note in the amount of $275,000 and accrued interest of $11,301. Per the terms of the conversion feature of the note, the principal balance was convertible into 9,166,667 shares. The excess of the shares issued were to retire accrued interest. We recorded a loss on conversion of $218,738.

Also on March 2, 2009 we issued 11,428,571 shares to an accredited investor for a subscription of $80,000. At March 31, 2009, the subscription remains unpaid by the investor.

Also on March 2, 2009, we issued 12,085,714 common shares to retire a convertible note in the amount of $275,000 and accrued interest of $11,301. Per the terms of the conversion feature of the note, the principal balance was convertible into 9,166,667 shares. The excess of the shares issued were to retire accrued interest. We recorded a loss on conversion of $206,833.

Also on March 2, 2009 we issued 12,857,143 shares to an accredited investor for a subscription of $90,000. At March 31, 2009, the subscription remains unpaid by the investor.

Also on March 2, 2009, we issued 13,390,476 common shares to retire a convertible note in the amount of $340,000 and accrued interest of $13,973. Per the terms of the conversion feature of the note, the principal balance was convertible into 11,333,333 shares. The excess of the shares issued were to retire accrued interest. We recorded a loss on conversion of $224,685.

Also on March 2, 2009, we issued 1,428,572 common shares to an accredited investor who subscribed to our common stock during 2008. We credited capital in the amount of $14,286 and retired the liability at December 31, 2008 which was included in “Common Stock Payable”. This investor was issued an additional 1,428,572 shares on that date which we recorded at the fair market value on the grant date, crediting capital in the amount of $25,714 and charging “Loss on Settlement of Debt”.

Also on March 2, 2009, we issued 46,910,896 common shares to our President, Chief Scientific Officer and Interim Board Chairman to retire a portion of his convertible note in the amount of $1,097,940 and accrued interest. Per the terms of the conversion feature of the note, the principal balance was convertible into 36,598,000 shares. The excess of the shares issued were to retire accrued interest. We recorded a loss on conversion of $725,628 which was recorded as a reduction of Additional Paid In Capital.

Also on March 2, 2009, we issued 9,571,429 common shares to retire a convertible note to our Interim Chief Executive Officer in the amount of $150,000 and accrued interest of $5,819. Per the terms of the conversion feature of the note, the principal balance was convertible into 5,000,000 shares. The excess of the shares issued were to retire accrued interest. We recorded a loss on conversion of $168,127 which was recorded as a reduction of Additional Paid In Capital.

On March 13, 2009, we issued 2,761,878 common shares to a vendor to settle outstanding invoices of $59,047. We recorded these shares at the fair value on the grant date, $0.019 per share, or $52,476 and included the resulting $6,571 gain as a reduction of “Gain on Settlement of Debt”.

On March 17, 2009, the board granted a holder of 3,333,333 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.10 to an exercise price of $0.01. Pursuant to FASB 123 (revised 2004), Share-Based Payments, we revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend. Variables used in the calculation were: stock price on measurement date: $0.018; Exercise price of options: $0.10 (old) and $0.01 (new); option term: 1 year, discount rate: 0.28% and computed volatility: 256.59%. We deemed this revaluation as a dividend in the amount of $17,191. We received cash of $33,333 upon exercise.

On March 17, 2009, the board granted a holder of 416,666 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.08 to an exercise price of $0.01. Pursuant to FASB 123 (revised 2004), Share-Based Payments, we revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend. Variables used in the calculation were: stock price on measurement date: $0.022; Exercise price of options: $0.08 (old) and $0.01 (new); option term: 0.66 years, discount rate: 0.28% and computed volatility: 256.59%. We deemed this revaluation as a dividend in the amount of $2,702. The exercise entitles the Company to receive $4,166 in cash. As of the date of this report, the amount is still receivable and is included in equity on the balance sheet under “Common stock subscriptions receivable”.

On March 20, 2009, we issued 900,000 shares to a consultant pursuant to a consulting agreement. We valued the shares on the grant date and included $18,000 of professional fees in “Other selling, general and administrative expenses”.

On March 16, 2009, we issued 10,000,000 common shares to retire a convertible note in the amount of $100,000 and accrued interest of $14,345. Per the terms of the conversion feature of the note, the principal balance was convertible into 1,111,111 shares. The excess of the shares issued were to retire accrued interest. We recorded a loss on conversion of $178,643.

On March 16, 2009, the board granted a holder of 833,333 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.09 to an exercise price of $0.01. Pursuant to FASB 123 (revised 2004), Share-Based Payments, we revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend. Variables used in the calculation were: stock price on measurement date: $0.02; Exercise price of options: $0.09 (old) and $0.01 (new); option term: 1 year, discount rate: 0.28% and computed volatility: 256.59%. We deemed this revaluation as a dividend in the amount of $4,053. We received cash of $8,333 upon exercise.

On March 17, 2009, the board granted a holder of 2,000,000 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.10 to an exercise price of $0.01. Pursuant to FASB 123 (revised 2004), Share-Based Payments, we revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend. Variables used in the calculation were: stock price on measurement date: $0.02; Exercise price of options: $0.10 (old) and $0.01 (new); option term: 1 year, discount rate: 0.28% and computed volatility: 256.59%. We deemed this revaluation as a dividend in the amount of $10,315. The exercise entitles the Company to receive $20,000 in cash. As of the date of this report, the amount is still receivable and is included in equity on the balance sheet under “Common stock subscriptions receivable”.

Options and Warrants

Potentially dilutive securities outstanding at December 31, 2008, first quarter 2009 activity, and balances at March 31, 2009 is as follows:

			Activity During 2009

Weighted Avg. Years Remaining Until Expiry	Weighted Average Exercise Price	Options and Warrants Outstanding 12/31/08	New Grants	Exercised	Expired	Options and Warrants Outstanding 3/31/09

<1	$0.20	2,195,832	—	300,000	—	1,895,832
1	$0.11	12,883,330	—	6,583,332	—	6,299,998
2	$0.10	11,510,766	—	—	—	11,510,766
3	$0.05	49,978,482	1,200,000	—	—	51,178,482
4	$0.25	1,000,000	—	—	—	1,000,000
5	$0.14	1,000,000	—	—	—	1,000,000
6	$0.06	8,000,000	—	—	—	8,000,000
N/A (1)	$1.00	100,000	—	—	—	100,000

Totals		86,668,410	1,200,000	6,883,332	—	80,985,078

(1) 100,000 warrants were issued in June, 2004 which remain exercisable at $1 so long as the individuals remain on the Company’s Scientific Advisory Board. As of the date of this report, the individuals remain on this board.

NOTE 8 – FINANCING ARRANGEMENTS AND DERIVATIVE LIABILITIES

New Borrowings

During the three months ended March 31, 2009, we received $20,000 in cash from two existing creditors. These amounts were appended to their already-existing 12% notes due September 8, 2009.

Derivative Liabilities

Our derivative liabilities increased from $1,352,247 at December 31, 2008 to $2,098,591 at March 31, 2009.

Many of our warrants contain a reset provision which was triggered when we reduced the strike price during March 2009. The amount of increase in liabilities due to these reset features was $116,147.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Common stock warrants	1,476,495	554,637
Embedded conversion features	622,076	778,178
Other derivative instruments	—	19,432

Total	$2,098,571	$1,352,247

NOTE 9 – TRANSGENOMIC DEFINITIVE AGREEMENT

On January 23, 2009, the Company executed a definitive Collaboration and Exclusive License agreement with Transgenomic, Inc. The License Agreement grants Transgenomic exclusive rights in the United States and certain other countries to the Company’s proprietary test kits or systems for performing Neurodegenerative Diagnostic Tests, for which the Company will receive an up-front license execution fee, certain milestone fees, including fees payable in cash, fees payable in shares of Transgenomic common stock, and royalties based upon net sales of the Company’s tests, test kits or systems by Transgenomic.

The License Agreement also provides for Transgenomic to fund the Company’s activities relating to the clinical validation of its Neurodegenerative Diagnostic Tests. Funds for such activities will be provided by Transgenomic through a separate bank account pursuant to a Disbursement Control Agreement. The Company is obligated to cooperate with Transgenomic during the period of continued development and to provide Transgenomic with plans, budgets and reports regarding the progress of the Company’s development activities. Transgenomic has the right to assume the clinical validation activities, with notice and a cure period, under certain circumstances.

The License Agreement has an infinite life and provides for each party to maintain the confidentiality of the other party’s confidential information, and to not make any public announcement concerning the transactions contemplated by the License Agreement without the consent of the other party. The License Agreement also contains other covenants and indemnification provisions that are typical for license agreements entered into by companies in connection with similar licensing transactions.

During the three months ended March 31, 2009, we recorded revenues of $132,766 relating to this agreement which includes the $100,000 up-front license execution fee.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2009, we issued 19,800,728 unrestricted shares to contractors for services and 7,333,333 of restricted shares for liabilities owed at March 31, 2009. The shares were valued based on our closing stock price on the date of grant.

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. “Forward-looking statements” may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

Although we believe that the expectations reflected in our “forward-looking statements” are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any “forward-looking statements”, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. In light of the significant uncertainties inherent in the “forward-looking statements” included in this report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Except for its ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any “forward-looking statement”. Accordingly, the reader should not rely on “forward-looking statements”, because they are subject to known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated by the “forward-looking statements”.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements, including the notes to those financial statements, included elsewhere in this report.

The information contained below is subject to the “Risk Factors” and other risks detailed in Our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 and our other reports filed with the Securities and Exchange Commission. We urge you to review carefully the section “Risk Factors” included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a more complete discussion of the risks associated with an investment in our securities.

Overview

Power3 Medical Products, Inc. has been a development stage company since May 2004, with our primary business activities focused on the development of our intellectual property assets in the area of diagnoses for breast cancer, ALS, Alzheimer’s disease and Parkinson’s disease. In September 2008, Steven B. Rash, our then Chief Executive Officer and Chairman of the Board, resigned from all of his positions with us. Ira L. Goldknopf, our sole remaining director and Chief Scientific Officer, was appointed as President and Interim Chairman of the Board. Helen R. Park was appointed Interim Chief Executive Officer. Under the direction of our restructured management team, we implemented a new strategy focusing on commercialization of our intellectual property assets, with less emphasis on research and development. In connection with our new focus, and in an effort to preserve cash and reduce operating costs, we reduced the amount of space we occupied and implemented a reduction in force.

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

Results of Operations

Revenues

We had our first substantial influx of revenues resulting from our January 2009 license agreement with Transgenomic, Inc. Total revenues were $132,766. We had no revenues in the same period in 2008.

Operating Expenses

Employee compensation was reduced from $283,921 for the three months ended March 31, 2008 to $17,557 for the same period in 2009 as we replaced our employees with contractors and significantly reduced headcount. Professional and consulting fees, mostly resulting from costs associated with our statutory filings, were substantially unchanged from 2008; $85,698 for the three months ended March 31, 2008 versus $80,817 for the same period in 2009. Occupancy and equipment is also substantially reduced due to our scaling back of our office space in 2009. Travel and entertainment was reduced from $56,456 to just $729 for the three months ended March 31, 2008 and 2009, respectively, reflecting a more scaled back operation from that in 2008. Similarly, general and administrative expenses were reduced from $107,173 to $88,004 from 2008 to 2009.

Other Income and Expense

The upward change in the derivative liabilities resulted mostly from an increase in our stock price from December 31, 2008 to March 31, 2009. Our change in derivative liabilities caused a corresponding expense of $746,344 for the three months ended March 31, 2009 versus a gain of $2,168,616 for the same period in 2008. Additionally, we had $883,734 in losses on conversion of certain debt instruments to equity as a result of our attempt to reduce the Company’s debt load. For the same period in 2008, we had no such gain or loss. Interest expense was significantly reduced from $388,616 for the three months ended March 31, 2008 to $177,096 for the same period in 2009, owing to the above-mentioned reduction in debt and elimination of debt discounts on their conversion.

Deemed Dividends

Certain of our warrants were re-priced during the three months ended March 31, 2009, resulting in a deemed dividend charged to common stockholders of $34,103. For the same period in 2008, we had $12,071 of such deemed dividends.

Net Income/ (Loss)

Our net loss attributable to common shareholders for the three months ended March 31, 2009 was $1,910,317 versus net income of $1,209,111 available to common shareholders for the same period in 2008 due to the factors listed above, most notably, the change in value of derivative liabilities resulting from the change in our stock price.

Liquidity and Capital Resources

Our liquidity and capital needs relate primarily to working capital, development and other general corporate requirements. Although we have recorded our first significant revenues from our January 2009 contract with Transgenomic. Inc., we have not yet generated any net positive cash from operations. We have an immediate need for capital to continue our current operations, and in addition, are seeking additional capital from research grants, collaboration agreements, and other strategic alliances.

Net cash used in operating activities amounted to $57,101 for the three months ended March 31, 2009, compared to $599,066 for the three months ended March 31, 2008. The change in net cash used in operating activities during 2009 was primarily due to changes in the fair value of derivative liabilities, and net income for the three months ended March 31, 2009 compared to the same period in 2008.

Net cash provided by financing activities was $69,922 for the three months ended March 31, 2009, as compared to $489,910 for the three months ended March 31, 2008. The decrease in cash provided by financing activities during 2009 is due to a reduction in the sale of our common stock.

As of March 31, 2009, our principal source of liquidity was $21,152 in cash.

Plan of Operation and Cash Requirements

We currently have few operating revenues from product sales or the performance of services and it continues to experience net operating losses. We are actively pursuing third party licensing agreements, collaboration agreements, distribution agreements and similar business arrangements in order to establish an adequate revenue base utilizing its capabilities in disease diagnosis based on protein and biomarker identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases. We have undertaken clinical validation studies to demonstrate the diagnostic capabilities of its technologies. However, there can be no assurances when revenue-generating agreements will result in continuous revenue streams.

Our goal over the next several months is to complete Phase II of our testing of our Alzheimer’s and Parkinson’s Disease clinical trials with Transgenomic, Inc. We hope to commercialize these tests in the third or fourth quarter of 2009.

We are currently seeking grants and financing to fund our operation through the point of commercialization. We expect to incur costs of approximately $900,000 to that point. There is no guarantee that we can raise the required capital to fund our operation, or that our products, once commercialized, will generate adequate revenues to sustain our operation.

Off Balance Sheet Arrangements

At March 31, 2009, our only off balance sheet agreements in place for were a lease in effect for its office space, leases in effect for phone equipment, leases in effect for lab equipment and employment agreements entered with two principal officers.

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Except for the new lawsuit in which we were recently named described in the next paragraph, a summary of these proceedings can be found in Note 8 to the financial statements filed on Form 10-K/A as of December 31, 2008. There have been no material changes in these proceedings since that report was filed.

During the three months ended March 31, 2009, we were served with a lawsuit in Woodlands Road Utility versus Power 3 Medical Products, Inc. in Montgomery County, Precinct 3 alleging personal property taxes owed in the amount of approximately $4,000 plus interest. The pre-trial conference was set for May 20, 2009. Management believes that, since the personal property was not owned by us at the time the taxes were assessed that we will prevail on the merits.

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

On January 13, 2009, we issued a convertible promissory note and warrants to Ira L. Goldknopf, our President, Chief Scientific Officer and sole director. We issued Dr. Goldknopf a note in the original principal amount of $8,256, which is convertible into 1,200,000 shares of our common stock, and warrants to purchase an aggregate of 1,200,000 shares of our common stock for $0.04 per share. The note was issued in exchange for 1,200,000 shares of our common stock held by Dr. Goldknopf. The note, the warrant and the shares of our common stock issuable upon conversion of the note and the warrant, was offered and sold to Dr. Goldknopf without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 3(9) of the Securities Act and in reliance on similar exemptions under applicable state laws for exchanges of securities with existing security holders.

In January and February of 2009, we issued a total of 15,117,270 shares of our common stock to Able Income Fund, LLC, a holder of our convertible debentures, upon the conversion of $138,256 in principal and accrued interest of those convertible debentures. The issuance of the common stock upon conversion of the convertible debentures was exempt from registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 3(9) of the Securities Act and in reliance on similar exemptions under applicable state laws for exchanges of securities with existing security holders.

On March 1, 2009, we granted an existing security holder warrants to purchase 300,000 shares of our common stock for $0.01 per share in exchange for warrants to purchase an equal number of shares for $0.04 per share and the holder’s agreement to exercise the new warrants for cash. The grant of the warrants in exchange for the existing warrants was exempt from registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 3(9) of the Securities Act and in reliance on similar exemptions under applicable state laws for exchanges of securities with existing security holders.

On March 2, 2009, we issued a total of 36,671,428 shares of our common stock to three existing security holders, upon the conversion of $928,683 in principal and accrued interest of convertible promissory notes. The issuance of the common stock upon conversion of the convertible notes was exempt from registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 3(9) of the Securities Act and in reliance on similar exemptions under applicable state laws for exchanges of securities with existing security holders.

On March 2, 2009, we also issued a total of 46,910,896 shares of our common stock to Ira L. Goldknopf, our President, Chief Scientific Officer and sole director, upon conversion of $1,144,415 in principal and accrued interest of a convertible promissory note. The issuance of the common stock upon conversion of the convertible note was exempt from registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 3(9) of the Securities Act and in reliance on similar exemptions under applicable state laws for exchanges of securities with existing security holders.

On March 2, 2009, we also issued a total of 9,571,429 shares of our common stock to Bronco Technology, Inc., an affiliate of Helen R. Park, our interim Chief Executive Officer, upon conversion of $155,171 in principal and accrued interest of a convertible promissory note. The issuance of the common stock upon conversion of the convertible note was exempt from registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 3(9) of the Securities Act and in reliance on similar exemptions under applicable state laws for exchanges of securities with existing security holders.

On March 13, we issued 2,761,878 shares of our common stock to a vendor who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, in payment of outstanding invoices of $59,047. The offers and sales were made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws. No general solicitation or general advertising was used in connection with the offering of the shares. We disclosed to the vendor that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

On March 16, 2009, we issued 10,000,000 shares of our common stock in exchange for $117,459 of principal and accrued interest of a non-convertible promissory note. The issuance of the common stock upon conversion of the convertible note was exempt from registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 3(9) of the Securities Act and in reliance on similar exemptions under applicable state laws for exchanges of securities with existing security holders.

On March 16 and 17 of 2009, we granted four existing security holders warrants to purchase a total 6,683,332 shares of our common stock for $0.01 per share in exchange for warrants to purchase an equal number of shares for $0.03 per share and the holders’ agreement to exercise the new warrants for cash. We then issued a total of 6,683,332 shares of our common stock to those existing security holders upon the exercise of the new warrants. The grant of the new warrants in exchange for the existing warrants, and the issuance of the shares of our common stock upon exercise of those warrants, was exempt from registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 3(9) of the Securities Act and in reliance on similar exemptions under applicable state laws for exchanges of securities with existing security holders.

On March 20, we issued 900,000 shares of our common stock to a consultant who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, in payment of $19,800 in professional fees we owed to such consultant. The offers and sales were made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws. No general solicitation or general advertising was used in connection with the offering of the shares. We disclosed to the consultant that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

On January 13, 2009, we received 1,200,000 shares of common stock from our President, Chief Scientific Officer and Interim Board Chairman in exchange for a one-year convertible note payable to him in the amount of $8,256 with interest payable at 12% and warrants to purchase 1,200,000 shares at $0.04 per share. The note itself is convertible into 1,200,000 shares of common stock (or $0.00688 per share).

On January 20, 2009, we issued 1,200,000 common shares to Able Income Fund, LLC (“Able”) to convert $8,256 of our obligation to them into equity. We recorded a loss of $3,744 upon conversion.

On February 20, 2009, we issued 14,117,270 common shares to Able to convert $130,000 of our obligation to them into equity. We recorded a loss of $22,345 upon conversion.

On March 2, 2009, the board granted a holder of 300,000 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.98 to an exercise price of $0.01. Pursuant to FASB 123 (revised 2004), Share-Based Payments, we revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend. Variables used in the calculation were: stock price on measurement date: $0.018; Exercise price of options: $0.98 (old) and $0.01 (new); option term: 0.25 years, discount rate: 0.28% and computed volatility: 256.59%. We deemed this revaluation as a dividend in the amount of $3,895. The exercise entitles the Company to receive $3,000 in cash. As of the date of this report, the amount is still receivable and is included in equity on the balance sheet under “Common stock subscriptions receivable”.

Also on March 2, 2009, we issued 12,680,952 common shares to retire a convertible note in the amount of $275,000 and accrued interest of $11,301. Per the terms of the conversion feature of the note, the principal balance was convertible into 9,166,667 shares. The excess of the shares issued were to retire accrued interest. We recorded a loss on conversion of $218,738.

Also on March 2, 2009 we issued 11,428,571 shares to an accredited investor for a subscription of $80,000. At March 31, 2009, the subscription remains unpaid by the investor.

Also on March 2, 2009, we issued 12,085,714 common shares to retire a convertible note in the amount of $275,000 and accrued interest of $11,301. Per the terms of the conversion feature of the note, the principal balance was convertible into 9,166,667 shares. The excess of the shares issued were to retire accrued interest. We recorded a loss on conversion of $206,833.

Also on March 2, 2009 we issued 12,857,143 shares to an accredited investor for a subscription of $90,000. At March 31, 2009, the subscription remains unpaid by the investor.

Also on March 2, 2009, we issued 13,390,476 common shares to retire a convertible note in the amount of $340,000 and accrued interest of $13,973. Per the terms of the conversion feature of the note, the principal balance was convertible into 11,333,333 shares. The excess of the shares issued were to retire accrued interest. We recorded a loss on conversion of $224,685.

Also on March 2, 2009, we issued 1,428,572 common shares to an accredited investor who subscribed to our common stock during 2008. We credited capital in the amount of $14,286 and retired the liability at December 31, 2008 which was included in “Common Stock Payable”. This investor was issued an additional 1,428,572 shares on that date which we recorded at the fair market value on the grant date, crediting capital in the amount of $25,714 and charging “Loss on Settlement of Debt”.

Also on March 2, 2009, we issued 46,910,896 common shares to our President, Chief Scientific Officer and Interim Board Chairman to retire a portion of his convertible note in the amount of $1,097,940 and accrued interest. Per the terms of the conversion feature of the note, the principal balance was convertible into 36,598,000 shares. The excess of the shares issued were to retire accrued interest. We recorded a loss on conversion of $725,628 which was recorded as a reduction of Additional Paid In Capital.

Also on March 2, 2009, we issued 9,571,429 common shares to retire a convertible note to our Interim Chief Executive Officer in the amount of $150,000 and accrued interest of $5,819. Per the terms of the conversion feature of the note, the principal balance was convertible into 5,000,000 shares. The excess of the shares issued were to retire accrued interest. We recorded a loss on conversion of $168,127 which was recorded as a reduction of Additional Paid In Capital.

On March 13, 2009, we issued 2,761,878 common shares to a vendor to settle outstanding invoices of $59,047. We recorded these shares at the fair value on the grant date, $0.019 per share, or $52,476 and included the resulting $6,571 gain as a reduction of “Gain on Settlement of Debt”.

On March 17, 2009, the board granted a holder of 3,333,333 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.10 to an exercise price of $0.01. Pursuant to FASB 123 (revised 2004), Share-Based Payments, we revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend. Variables used in the calculation were: stock price on measurement date: $0.018; Exercise price of options: $0.10 (old) and $0.01 (new); option term: 1 year, discount rate: 0.28% and computed volatility: 256.59%. We deemed this revaluation as a dividend in the amount of $17,191. We received cash of $33,333 upon exercise.

On March 17, 2009, the board granted a holder of 416,666 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.08 to an exercise price of $0.01. Pursuant to FASB 123 (revised 2004), Share-Based Payments, we revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend. Variables used in the calculation were: stock price on measurement date: $0.022; Exercise price of options: $0.08 (old) and $0.01 (new); option term: 0.66 years, discount rate: 0.28% and computed volatility: 256.59%. We deemed this revaluation as a dividend in the amount of $2,702. The exercise entitles the Company to receive $4,166 in cash. As of the date of this report, the amount is still receivable and is included in equity on the balance sheet under “Common stock subscriptions receivable”.

On March 20, 2009, we issued 900,000 shares to a consultant pursuant to a consulting agreement. We valued the shares on the grant date and included $18,000 of professional fees in “Other selling, general and administrative expenses”.

On March 16, 2009, we issued 10,000,000 common shares to retire a convertible note in the amount of $100,000 and accrued interest of $14,345. Per the terms of the conversion feature of the note, the principal balance was convertible into 1,111,111 shares. The excess of the shares issued were to retire accrued interest. We recorded a loss on conversion of $178,643.

On March 16, 2009, the board granted a holder of 833,333 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.09 to an exercise price of $0.01. Pursuant to FASB 123 (revised 2004), Share-Based Payments, we revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend. Variables used in the calculation were: stock price on measurement date: $0.02; Exercise price of options: $0.09 (old) and $0.01 (new); option term: 1 year, discount rate: 0.28% and computed volatility: 256.59%. We deemed this revaluation as a dividend in the amount of $4,053. We received cash of $8,333 upon exercise.

On March 17, 2009, the board granted a holder of 2,000,000 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.10 to an exercise price of $0.01. Pursuant to FASB 123 (revised 2004), Share-Based Payments, we revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend. Variables used in the calculation were: stock price on measurement date: $0.02; Exercise price of options: $0.10 (old) and $0.01 (new); option term: 1 year, discount rate: 0.28% and computed volatility: 256.59%. We deemed this revaluation as a dividend in the amount of $10,315. The exercise entitles the Company to receive $20,000 in cash. As of the date of this report, the amount is still receivable and is included in equity on the balance sheet under “Common stock subscriptions receivable”.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In April 2009, we were declared in default in the payment of principal and interest with respect to our 6% Convertible Debenture, in the aggregate principal amount of $200,000, held by NeoGenomics, Inc. The amount of the total arrearage as of the date of this report is $200,000 in principal and approximately $10,650 in interest. .

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 26, 2009, we held a special meeting of our shareholders to consider and vote upon a proposal to approve and adopt an amendment to our Certificate of Incorporation increasing the authorized amount of our common stock from 150,000,000 shares to 600,000,000 shares. The amendment was approved by a vote of 94,280,983 votes in favor, 18,670,252 votes against and 1,473,805 abstentions. . Reference is made to our Schedule 14A, dated December 12, 2008, containing a definitive Proxy Statement, which we distributed to shareholders of record as of December 10, 2008.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit No.	INDEX TO EXHIBITS

3.7*	Certificate of Amendment to the Certificate of Incorporation dated January 29, 2009, and filed with the Secretary of State of New York on February 4, 2009.

31.1*	Certification of Power3 Medical Products, Inc. Interim Chief Executive Officer, Helen R. Park, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Power3 Medical Products, Inc. Chief Financial Officer, John Ginzler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Power3 Medical Products, Inc. Interim Chief Executive Officer, Helen R. Park, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Power3 Medical Products, Inc. John Ginzler, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Power 3 Medical Products, Inc.

Date: May 20, 2009	By:	/s/ Helen Park

Helen Park
Interim Chief Executive Officer