Form 10-Q
period 2009-06-30
POWER 3 MEDICAL PRODUCTS INC
filed 2009-08-12
CIK 1063530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§323.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 11, 2009, was 380,472,766.

POWER 3 MEDICAL PRODUCTS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008

ASSETS
Cash and cash equivalents	$19,312	$8,331
Other current assets	25,584	6,645
Total current assets	44,896	14,976

Furniture, fixtures and equipment, net of accumulated depreciation of $111,464 and $101,253 at June 30, 2009 and December 31, 2008, respectively	48,542	6,253
Deposits	5,599	5,450
Total non-current assets	54,141	11,703

TOTAL ASSETS	$99,037	$26,679

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
(Continued)

	June 30, 2009 (Unaudited)	December 31, 2008

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$1,022,568	$1,043,682
Notes payable – in default	451,000	451,000
Notes payable – net of unamortized discount of $26,900 and $47,736 at June 30, 2009 and December 31, 2008, respectively	114,869	64,174
Notes payable to related parties	68,927	68,927
Convertible debentures-in default, net of unamortized discount of $-0- and $97,036 at June 30, 2009 and December 31, 2008, respectively	409,466	767,974
Convertible debentures, net of unamortized discount of $23,341 and $577,668 at June 30, 2009 and December 31, 2008, respectively	106,659	442,332
Convertible debentures – related party, net of unamortized discount of $34,540 and $672,836 at June 30, 2009 and December 31, 2008, respectively	95,211	696,599
Other current liabilities	483,995	617,486
Derivative liabilities	1,508,898	1,352,247
Total current liabilities	4,261,593	5,504,421

TOTAL LIABILITIES	4,261,593	5,504,421

STOCKHOLDERS' DEFICIT
Preferred Stock - $0.01 par value: 50,000,000 shares authorized; 1,500,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008	1,500	1,500
Common Stock-$0.001 par value: 600,000,000 shares authorized; 365,645,098 and 149,959,044 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	365,645	149,960
Additional paid in capital	67,169,695	63,499,938
Stock held in escrow	(24,000)	(20,000)
Treasury stock	(16,000)	-
Common stock payable	144,500	123,286
Common stock subscriptions receivable	(174,166)	-
Deficit accumulated before entering the development stage	(11,681,500)	(11,681,500)
Deficit accumulated during the development stage	(59,948,230)	(57,550,926)

TOTAL STOCKHOLDERS' DEFICIT	(4,162,556)	(5,477,742)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$99,037	$26,679

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 18, 2004 to June 30, 2009
	2009	2008	2009	2008
REVENUES:
Sales	$35,711	$-	$168,477	$-	$595,726
Total revenue	$35,711	$-	$168,477	$-	$595,726

OPERATING EXPENSES:
Employee compensation and benefits	258,737	242,984	276,294	526,905	31,325,806
Professional and consulting fees	544,518	725,794	625,335	811,492	11,928,275
Impairment of Goodwill	-	-	-	-	13,371,776
Impairment of intangible assets	-	-	-	-	179,788
Occupancy and equipment	4,427	23,444	19,126	67,940	687,601
Travel and entertainment	1,963	22,246	2,692	78,702	429,076
Write off lease	-	-	-	-	34,243
Other selling, general and administrative expenses	40,712	48,089	128,716	155,262	862,850
Total operating expenses	$850,357	$1,062,557	$1,052,163	$1,640,301	$58,819,415

LOSS FROM OPERATIONS	$(814,646)	$(1,062,557)	$(883,686)	$(1,640,301)	$(58,223,689)

OTHER INCOME AND (EXPENSE):
Derivative gain/(loss)	$589,693	$252,244	$(156,651)	$2,420,860	$6,866,322
Gain on legal settlement	-	-	-	17,875	36,764
Interest income	-	-	-	575	7,867
Gain/(loss) on settlement of debt	(124,295)	(2,384)	(1,008,029)	(2,384)	1,001,417
Mandatory prepayment penalty	-	-	-	-	(420,000)
Other expense	-	-	-	-	(194,886)
Interest expense	(137,739)	(197,097)	(314,835)	(585,237)	(5,577,243)
Total other income and (expense)	$327,659	$52,763	$(1,479,515)	$1,851,689	$1,720,241

NET INCOME/(LOSS)	$(486,987)	$(1,009,794)	$(2,363,201)	$211,388	$(56,503,448)

Deemed dividend	-	-	$(34,103)	$(12,072)	$(63,809)
Net income/(loss) attributable to common stockholders	$(486,987)	$(1,009,794)	$(2,397,304)	$199,316	$(56,567,257)
Net income/(loss) per share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$0.00
Weighted average number of shares outstanding	335,461,585	128,055,498	267,016,937	121,821,879

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Addt'l Paid In Capital	Other Equity Items (1)	Retained Earnings	Total

Balances as of beginning of development stage May 18, 2004	14,407,630	$14,407	3,870,000	$3,870	$14,225,974	$-	$(11,681,500)	$2,562,751

Issued shares for compensation	27,945,000	27,945	-	-	25,423,555	(25,451,500)	-	-
Issued shares for services	4,910,000	4,910	-	-	4,850,090	(535,000)	-	4,320,000
Issued shares for acquisition of equipment	15,000,000	15,000	-	-	13,485,000	-	-	13,500,000
Stock option expense	-	-	-	-	626,100	(626,100)	-	-
Issued shares for cash	242,167	242	-	-	314,575	-	-	314,817
Cancelled shares per cancellation agreement	(160,000)	(160)	-	-	(71,840)	-	-	(72,000)
Issued shares to convert Series A preferred shares to common shares	3,000,324	3,001	(3,870,000)	(3,870)	3,377,974	-	(3,380,975)	(3,870)
Stock based compensation	-	-	-	-	-	8,311,012	-	8,311,012
Net reclassification of derivative liabilities	-	-	-	-	(3,347,077)	-	-	(3,347,077)
Net loss 05/18/04 to 12/31/04	-	-	-	-	-	-	(15,236,339)	(15,236,339)

BALANCE, DECEMBER 31, 2004	65,345,121	$65,345	-	$-	$58,884,351	$(18,301,588)	$(30,298,814)	$10,349,294

Cancelled shares returned from employee	(1,120,000)	(1,120)	-	-	(1,307,855)	-	-	(1,308,975)
Issued shares for compensation	140,000	140	-	-	41,860	-	-	42,000
Issued shares for services	850,000	850	-	-	155,150	-	-	156,000
Amortize deferred compensation expense	-	-	-	-	-	13,222,517	-	13,222,517
Net loss	-	-	-	-	-	-	(27,134,865)	27,134,865)

BALANCE, DECEMBER 31, 2005	65,215,121	$65,215	-	$-	$57,773,506	$(5,079,071)	$(57,433,679)	$(4,674,029)

1. A more detailed description of the Other Equity Items in this statement can be found at the end of the Statement of Stockholders’ Deficit

POWER 3 MEDICAL PRODUCTS, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
(Continued)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Addt’l Paid In Capital	Other Equity Items (1)	Retained Earnings	Total

Issued shares for services	2,449,990	2,449	-	-	311,865	-	-	314,314
Issued shares for cash	2,452,746	2,452	-	-	222,548	-	-	225,000
Issued shares for compensation	1,253,098	1,254	-	-	176,763	-	-	178,017
Adoption of FAS 123R	-	-	-	-	(475,324)	475,324	-	-
Amortize deferred compensation expense	-	-	-	-	-	4,603,747	-	4,603,747
Net loss	-	-	-	-	-	-	(6,415,969)	(6,415,969)

BALANCE, DECEMBER 31, 2006	71,370,955	$71,370	-	$-	$58,009,358	$-	$(63,849,648)	$(5,768,920)

Issued shares for services	1,810,000	1,810	-	-	282,390	-	-	284,200
Issued shares for conversion of debt	22,265,224	22,264	-	-	606,412	-	-	628,676
Issued shares for warrants exercised	5,270,832	5,272	-	-	336,396	-	-	341,668
Issued shares for cash	7,630,625	7,632	-	-	992,818	-	-	1,000,450
Placement agent fees	-	-	-	-	(58,500)	-	-	(58,500)
Stock received	-	-	-	-	100	-	-	100
Unreturned shares	5,000	5	-	-	4,495	-	-	4,500
Deemed dividend	-	-	-	-	17,635	-	(17,635)	-
Net loss	-	-	-	-	-	-	(5,216,288)	(5,216,288)

BALANCE, DECEMBER 31, 2007	108,352,636	$108,353	-	$-	$60,191,104	$-	$(69,083,571)	$(8,784,114)

Issued shares for services	7,482,910	7,483	-	-	584,858	-	-	592,341
Issued shares for cash	7,492,875	7,493	-	-	639,911	-	-	647,404
Issued shares for conversion of debt	22,172,536	22,173	-	-	1,568,626	-	-	1,590,799
Issued shares for lawsuit settlement	325,000	325	-	-	30,550	-	-	30,875
Issued shares for payables	2,133,333	2,133	-	-	186,867	-	-	189,000
Stock held in escrow	2,000,000	2,000	-	-	18,000	(20,000)	-	-
Issued preferred shares	-	-	1,500,000	1,500	357,000	-	-	358,500
Deemed dividend	-	-	-	-	12,071	-	(12,071)	-
Loss on related party debt conversion	-	-	-	-	(89,049)	-	-	(89,049)
Common stock payable	-	-	-	-	-	123,286	-	123,286
Net loss	-	-	-	-	-	-	(136,784)	(136,784)

BALANCE, DECEMBER 31, 2008	149,959,290	$149,960	1,500,000	$1,500	$63,499,938	$103,286	$(69,232,426)	$(5,477,742)

1. A more detailed description of the Other Equity Items in this statement can be found at the end of the Statement of Stockholders’ Deficit

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ DEFICIT
(Continued)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Addt’l Paid In Capital	Other Equity Items (1)	Retained Earnings	Total

BALANCE, DECEMBER 31, 2008	149,959,290	$149,960	1,500,000	$1,500	$63,499,938	$103,286	$(69,232,426)	$(5,477,742)

Issued shares for conversion of debt	119,465,770	119,464	-	-	2,947,901	7,056	-	3,074,421
Common stock payable	-	-	-	-	-	43,500	-	43,500
Issued shares upon exercise of warrants	6,883,332	6,883	-	-	61,949	(4,166)	-	64,666
Stock contributed for debt payment	-	-	-	-	244,417	-	-	244,417
Issued shares for services	30,833,333	30,833	-	-	352,501	-	-	383,334
Issued shares for cash	30,785,714	30,786	-	-	174,214	(170,000)	-	35,000
Issued shares for payables	29,717,659	29,719	-	-	550,750	(22,286)	-	558,183
Stock rescinded for debt	(1,200,000)	(1,200)	-	-	-	(7,056)	-	(8,256)
Revaluation of stock held in escrow	-	-	-	-	20,000	(20,000)	-	-
Return of stock held in escrow	(800,000)	(800)	-	-	800	-	-	-
Deemed dividends	-	-	-	-	34,103	-	(34,103)	-
Loss on related-party debt conversions	-	-	-	-	(893,805)	-	-	(893,805)
Options issued for services	-	-	-	-	176,927	-	-	176,927
Net loss	-	-	-	-	-	-	(2,363,201)	(2,363,201)

BALANCE, JUNE 30, 2009	365,645,098	$365,645	1,500,000	$1,500	$67,169,695	$(69,666)	$(71,629,730)	$(4,162,556)

1. A more detailed description of the Other Equity Items in this statement can be found at the end of the Statement of Stockholders’ Deficit

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ DEFICIT
SCHEDULE OF OTHER EQUITY ITEMS

	Deferred Compensation Expense	Stock Held in Escrow	Common Stock Payable	Treasury Stock	Subscriptions Receivable	Total Other Equity Items

Balances as of beginning of development stage May 18, 2004	-	-	-	-	-	-
						-
Issued shares for compensation	(25,451,500)	-	-	-	-	(25,451,500)
Issued shares for services	(535,000)	-	-	-	-	(535,000)
Stock option expense	(626,100)	-	-	-	-	(626,100)
Issued shares for cash	-	-	-	-	-	-
Stock based compensation	8,311,012	-	-	-	-	8,311,012

BALANCE, DECEMBER 31, 2004	$(18,301,588)	$-	$-	$-	$-	$(18,301,588)

Amortize deferred compensation expense	13,222,517	-	-	-	-	13,222,517

BALANCE, DECEMBER 31, 2005	$(5,079,071)	$-	$-	$-	$-	$(5,079,071)

Adoption of FAS 123R	475,324	-	-	-	-	475,324
Amortize deferred compensation expense	4,603,747	-	-	-	-	4,603,747

BALANCE, DECEMBER 31, 2006	$-	$-	$-	$-	$-	$-

BALANCE, DECEMBER 31, 2007	$-	$-	$-	$-	$-	$-

Stock held in escrow	-	(20,000)	-	-	-	(20,000)
Common stock payable	-	-	123,286	-	-	123,286

BALANCE, DECEMBER 31, 2008	$-	$(20,000)	$123,286	$-	$-	$103,286

Issued shares for conversion of debt	-	-	-	7,056	-	7,056
Common stock payable	-	-	43,500	-	-	43,500
Issued shares upon exercise of warrants	-	-	-	-	(4,166)	(4,166)
Issued shares for cash	-	-	-	-	(170,000)	(170,000)
Issued shares for payables	-	-	(22,286)	-	-	(22,286)
Stock rescinded for debt	-	-	-	(7,056)	-	(7,056)
Return of stock held in escrow	-	16,000	-	(16,000)	-	-
Revaluation of stock held in escrow	-	(20,000)	-	-	-	(20,000)

BALANCE, JUNE 30, 2009	$-	$(24,000)	$144,500	$(16,000)	$(174,166)	$(69,666)

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,			Period from May 18, 2004 to June 30,
	2009	2008		2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(2,363,201)		$211,388	$(56,503,448)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Gain/(loss) on conversion of financial instruments	1,008,029		2,384	(998,215)
Impairment of goodwill	-		-	13,371,776
Impairment of intangible assets	-		-	179,788
Loss on previously capitalized lease	-		-	34,243
Amortization of debt discounts and deferred finance costs	209,104		444,549	3,934,534
Change in derivative liability, net of bifurcation	156,651		(2,420,860)	(5,712,421)
Stock based compensation	603,761		576,341	33,974,433
Debt issued for compensation and services	-		-	1,028,927
Stock issued for settlement of lawsuit	-		30,880	30,875
Depreciation expense	10,211		1,146	111,465
Other non cash items	-		-	(34,933)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(18,939)		616	167,145
Inventory and other assets	(149)		-	16,453
Accounts payable and other liabilities	338,348		146,241	3,511,556
Net cash used in operating activities	(56,185)		(1,007,315)	(6,887,822)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(52,500)		(2,798)	(194,250)
Increase in other assets	-		-	(179,786)
Net cash used in investing activities	(52,500)		(2,798)	(374,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	35,000		647,404	2,299,171
Borrowings on notes payable related party	8,256 -		45,000	83,632
Borrowings on notes payable	20,000		290,000	3,808,430
Principal payments on notes payable related party	-		-	(47,300)
Principal payments on notes payable	-		-	(122,478)
Stock rescinded for debt	(8,256)		-	(8,256)
Proceeds from CD, warrants and rights net of issuance cost	64,666		-	1,265,375
Net cash provided by financing activities	119,666		982,404	7,278,574

Net change in cash and equivalents	$10,981	$	(27,709)	$16,716
Cash and equivalents, beginning of period	$8,331		$125,679	$2,596
Cash and equivalents, end of period	$19,312		$97,970	$19,312

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		Period from May 18, 2004 to June 30,
	2009	2008	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$59,840
Cash paid for income taxes	$-	$-	$-

Non-cash transactions:
Stock for conversion of debt, related party	$661,101	$-	$1,676,034
Stock for subscriptions receivable	$170,000	$-	$170,000
Warrants exercised for subscriptions receivable	$4,166	$-	$4,166
Stock for common stock payable	$22,286	$-	$22,286
Exchange of debt, related party	$-	$-	$214,075
Exchange of convertible notes for stock	$-	$1,357,333	$2,525,070
Stock issued in settlement of payables	$-	$83,270	$195,697
Deemed dividend	$34,103	$12,072	$63,809
Exchange of convertible preferred stock for common stock	$-	$-	$3,380,975
Preferred stock issued for payables	$-	$360,000	$358,500
Stock held in escrow	$20,000	$190,000	$40,000
Stock contributed for debt payment	$244,417	$-	$244,417
Return of stock held in escrow	$16,000	$-	$16,000

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Information Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements of Power3 have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and should be read in conjunction with the audited financial statements and notes thereto contained in Power3’s Annual Report filed with the SEC on Form 10-K. Certain prior period amounts have been reclassified to conform to the June 30, 2009 presentation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

Concentration of Credit Risk

Our revenues generated from the license agreement with Transgenomic, Inc. accounted for nearly 100% of our total revenues during the six months ended June 30, 2009.

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

Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the six months ended June 30, 2009 and 2008 as the effect of our potential common stock equivalents would be anti-dilutive.

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

For the six months ended June 30, 2009, we recorded compensation expense of approximately $184,000 within employee compensation and benefits as a result of the straight-line vesting of a restricted stock award of 12 million shares and an option for 10 million shares during the year.  For the year ended December 31, 2008, we recorded no compensation expense within employee compensation and benefits as a result of the vesting of restricted stock or option awards.  As of June 30, 2009, there was approximately $233,000 of unrecognized compensation expense related to the unvested restricted stock award, which is expected to be recognized over a weighted average period of nearly three years.

The fair value of the option granted to an employee during 2009 was estimated on its respective grant date using the Black-Scholes option pricing model.  The Black-Scholes model was used with the following assumptions: a risk-free interest rate of 0.72%, based on the U.S. Treasury yield in effect at the time of grant; a dividend yield of zero percent; an expected life of 1.5 years, based on half of the term of the agreement; a volatility rate of 256.68% based on the historical volatility of our stock over a time that is consistent with the expected life of the option; and no forfeiture assumed.

All of the Company’s accounting policies are not included in this Form 10-Q.  A more comprehensive set of accounting policies adopted by the Company are included in our Form 10-K for the year ended December 31, 2008 and are herein incorporated by reference.

Recent Accounting Pronouncements

Power3 does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, Power3 incurred net loss chargeable to common shareholders of $2,397,304 for the six months ended June 30, 2009 and has total accumulated deficits of $71,629,730 as of that date. These conditions create an uncertainty as to Power3's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. If Power3 is unable to successfully obtain additional financing, it will not have sufficient cash to continue operations.  As of June 30, 2009, Power3 had $19,312 in cash and cash equivalents.  Power3 needs additional capital immediately to fund its liquidity requirements.  Power3 is seeking between $3 million and $5 million in new financing during 2009.  Power3 believes that $3 million is the minimum amount of financing it needs to repay existing obligations and to continue funding its new business strategy for at least 12 months following the date of this report.  Power3 will need to raise additional funds from either one or a combination of additional financings or otherwise obtain capital, in order to satisfy its future liquidity requirements. The financial statements do not include any adjustment that might be necessary if Power3 is unable to continue as a going concern.

NOTE 4 – OTHER CURRENT LIABILITIES

Other liabilities and accrued expenses consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Accrued rent	7,142	28,566
Accrued interest	331,237	335,033
Prepayment penalty	25,000	25,000
Accrued payroll taxes	16,771	44,347
Accrued liabilities	10,939	33,575
Salaries payable	92,906	150,965
Total	$483,995	$617,486

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

Also as is more fully explained in Note 7, we issued 2,960,908 shares of common stock to our Interim Chief Executive Officer for compensation accrued through May 31, 2009 related to services under the Agreement with Bronco Technology, Inc.

Also as is more fully explained in Note 7, we issued 7,422,558 shares of common stock to our President, Chief Scientific Officer and Interim Board Chairman for compensation accrued through May 31, 2009.

Also as is more fully explained in Note 7, we issued 780,640 shares of common stock to our Chief Financial Officer for compensation earned during May, 2009.

Also as is more fully explained in Note 7, we issued 12,000,000 shares of restricted common stock to our Chief Financial Officer and a warrant to purchase 10,000,000 shares of common stock at $0.02 per share to our Chief Financial Officer.

NOTE 6 – OTHER COMMITMENTS AND CONTINGENCIES

A summary of our commitments and contingencies can be found in Note 8 to the financial statements filed on Form 10-K for the period ended December 31, 2008.

On January 13, 2009, Marion McCormick, former Chief Accounting Officer, filed a wage claim with the Texas Workforce Commission against the Company for wages owed. The Texas Workforce Commission found Ms. McCormick’s wages to be due and payable by the Company.   The Company appealed the finding on the basis of the convertible promissory note issued to her. On June 26, 2009, the Texas Workforce Commission found Ms. McCormick’s wages of $17,389 to be due and payable by the Company.  The wages due are carried on the balance sheet included in other current liabilities.

On June 25, 2009, the Company signed a Covenant Not to Execute agreement with IS&T Consulting Group, LLC, with four equal payments of $2,500 commencing monthly beginning August 1, 2009.  The fees are carried on the balance sheet included in accounts payable.

There have been no other changes to these commitments and contingencies since the filing of that report.

NOTE 7 - EQUITY

We are authorized to issue up to 600 million shares of $0.001 voting common stock and up to 50 million shares of $0.001 par value preferred stock.

Capital Stock Transactions

We began 2009 with 149,959,290 shares of common stock issued and outstanding.  During the six months ended June 30, 2009, we undertook the following with our common stock:

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

On March 2, 2009, the board granted a holder of 300,000 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.98 to an exercise price of $0.01.  Pursuant to SFAS 123 (revised 2004), Share-Based Payments, we revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend.  Variables used in the calculation were: stock price on measurement date: $0.02; exercise price of options: $0.98 (old) and $0.01 (new); option term: 0.25 years; discount rate: 0.28% and computed volatility: 256.59%.  We deemed this revaluation as a dividend in the amount of $3,895.  The exercise entitles the Company to receive $3,000 in cash, which was received from the holder on June 29, 2009.

Also on March 2, 2009, we issued 12,680,952 common shares to retire a convertible note in the amount of $275,000 and accrued interest of $11,301.  Per the terms of the conversion feature of the note, the principal balance was convertible into 9,166,667 shares.  The excess of the shares issued were to retire accrued interest.  We recorded a loss on conversion of $218,738.

Also on March 2, 2009 we issued 11,428,571 shares to an accredited investor for a subscription of $80,000.  At June 30, 2009, the subscription remains unpaid by the investor.

Also on March 2, 2009, we issued 12,085,714 common shares to retire a convertible note in the amount of $275,000 and accrued interest of $11,301.  Per the terms of the conversion feature of the note, the principal balance was convertible into 9,166,667 shares.  The excess of the shares issued were to retire accrued interest.  We recorded a loss on conversion of $206,833.

Also on March 2, 2009 we issued 12,857,143 shares to an accredited investor for a subscription of $90,000.  At June 30, 2009, the subscription remains unpaid by the investor.

Also on March 2, 2009, we issued 13,390,476 common shares to retire a convertible note in the amount of $340,000 and accrued interest of $13,973.  Per the terms of the conversion feature of the note, the principal balance was convertible into 11,333,333 shares.  The excess of the shares issued were to retire accrued interest.  We recorded a loss on conversion of $224,685.

Also on March 2, 2009, we issued 1,428,572 common shares to an accredited investor who subscribed to our common stock during 2008.  We credited capital in the amount of $14,286 and retired the liability at December 31, 2008 which was included in “Common stock payable”.  This investor was issued an additional 1,428,572 shares on that date which we recorded at the fair market value on the grant date, crediting capital in the amount of $28,571 and charging “Loss on settlement of debt”.

Also on March 2, 2009, we issued 46,910,896 common shares to our President, Chief Scientific Officer and Interim Board Chairman to retire a portion of his convertible note in the amount of $1,097,940 and accrued interest of $22,019.  Per the terms of the conversion feature of the note, the principal balance was convertible into 36,598,000 shares.  The excess of the shares issued were to retire accrued interest.  We recorded a loss on conversion of $725,628 which was recorded as a reduction of Additional paid in capital.

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

On March 13, 2009, we issued 2,761,878 common shares to a vendor to settle outstanding invoices of $59,047.  We recorded these shares at the fair value on the grant date, $0.02 per share, or $55,238 and included the resulting $3,809 gain as a reduction of “Loss on settlement of debt”.

On March 17, 2009, the board granted a holder of 3,333,333 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.10 to an exercise price of $0.01.  Pursuant to SFAS 123 (revised 2004), Share-Based Payments, we revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend.  Variables used in the calculation were: stock price on measurement date: $0.02; exercise price of options: $0.10 (old) and $0.01 (new); option term: 1 year; discount rate: 0.67% and computed volatility: 256.59%.  We deemed this revaluation as a dividend in the amount of $17,191.  We received cash of $33,333 upon exercise.

On March 17, 2009, the board granted a holder of 416,666 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.08 to an exercise price of $0.01.  Pursuant to SFAS 123 (revised 2004), Share-Based Payments, we revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend.  Variables used in the calculation were: stock price on measurement date: $0.022; Exercise price of options: $0.08 (old) and $0.01 (new); option term: 0.66 years; discount rate: 0.56% and computed volatility: 256.59%.  We deemed this revaluation as a dividend in the amount of $2,702.  The exercise entitles the Company to receive $4,166 in cash.  As of the date of this report, the amount is still receivable and is included in equity on the balance sheet under “Common stock subscriptions receivable”.

On March 16, 2009, we issued 10,000,000 common shares to retire a convertible note in the amount of $100,000 and accrued interest of $14,345.  Per the terms of the conversion feature of the note, the principal balance was convertible into 1,111,111 shares.  The excess of the shares issued were to retire accrued interest.  We recorded a loss on conversion of $178,643.

On March 16, 2009, the board granted a holder of 833,333 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.09 to an exercise price of $0.01.  Pursuant to SFAS 123 (revised 2004), Share-Based Payments, we revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend.  Variables used in the calculation were: stock price on measurement date: $0.02; Exercise price of options: $0.09 (old) and $0.01 (new); option term: 1 year; discount rate: 0.67% and computed volatility: 256.59%.  We deemed this revaluation as a dividend in the amount of $4,053.  We received cash of $8,333 upon exercise.

On March 17, 2009, the board granted a holder of 2,000,000 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.10 to an exercise price of $0.01.  Pursuant to SFAS 123 (revised 2004), Share-Based Payments, we revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend.  Variables used in the calculation were: stock price on measurement date: $0.02; Exercise price of options: $0.10 (old) and $0.01 (new); option term: 1 year; discount rate: 0.67% and computed volatility: 256.59%.  We deemed this revaluation as a dividend in the amount of $10,315.  We received cash of $20,000 upon exercise.

On March 20, 2009, we issued 900,000 common shares to a consultant to settle an outstanding invoice of $10,000.  We recorded these shares at the fair value on the grant date, $.02 per share, or $18,000 and included the resulting $8,000 loss as an increase of “Loss on settlement of debt”.

On April 2, 2009, we issued 3,000,000 common shares to a consultant to settle an outstanding invoice of $30,000.  We recorded these shares at the fair value on the grant date, $0.02 per share, or $60,000 and included the resulting $30,000 loss as an increase of “Loss on settlement of debt”.

On April 9, 2009, we issued 4,333,333 shares to a consultant for consulting services.  We valued the shares on the grant date and included $86,667 of professional fees in “Professional and consulting fees”.

On April 24, 2009, we issued 500,000 shares to a consultant for consulting services.  We valued the shares on the grant date and included $10,000 of professional fees in “Professional and consulting fees”.

On April 24, 2009, we issued 12,500,000 shares to a consultant pursuant to a consulting agreement.  We valued the shares on the grant date and included $250,000 of professional fees in “Professional and consulting fees”.

On April 26, 2009, we issued 1,500,000 shares to a consultant pursuant to a consulting agreement.  We valued the shares on the grant date and included $30,000 of professional fees in “Professional and consulting fees”.

On May 5, 2009, we issued 460,970 common shares to a consultant to settle an outstanding invoice of $6,223.  We recorded these shares at the fair value on the grant date, $0.02 per share, or $9,216 and included the resulting $2,993 loss as an increase of “Loss on settlement of debt”

On May 6, 2009, we issued 772,752 common shares to a consultant to settle an outstanding invoice of $11,514.  We recorded these shares at the fair value on the grant date, $0.02 per share, or $15,455 and included the resulting $3,941 loss as an increase of “Loss on settlement of debt”.

On May 11, 2009, we issued 2,469,136 common shares to a consultant to settle outstanding invoices of $24,510 and prepay future services totaling $15,490.  We recorded these shares at the fair value on the grant date, $0.02 per share, or $49,383 and included the resulting $9,383 loss as an increase of “Loss on settlement of debt”.

On May 13, 2009, we issued 1,029,688 common shares to a consultant to settle outstanding invoices of $18,123.  We recorded these shares at the fair value on the grant date, $0.02, or $20,594 and included the resulting $2,471 loss as an increase of “Loss on settlement of debt”.

On May 13, 2009, we issued 568,182 common shares to a consultant to settle outstanding invoices of $10,000.  We recorded these shares at the fair value on the grant date, $0.02, or $11,364 and included the resulting $1,364 loss as an increase of “Loss on settlement of debt”.

On May 19, 2009, we issued 848,990 common shares to a consultant to settle outstanding invoices of $10,952. We recorded these shares at the fair value on the grant date, $0.02, or $16,980 and included the resulting $6,028 loss as an increase of “Loss on settlement of debt”.

On May 21, 2009, we issued 500,000 common shares to a consultant to settle outstanding invoices of $5,000.  We recorded these shares at the fair value on the grant date, $0.02, or $10,000 and included the resulting $5,000 loss as an increase of “Loss on settlement of debt”.

On May 22, 2009, we issued 342,366 common shares to retire a convertible note in the amount of $5,000 and accrued interest of $1,618.  The convertible note was not previously recorded on the Company’s financial statements.  The shares issued to retire the convertible note were recorded to “Loss on conversion of debt”.  The excess of the shares issued were to record interest expense.

On May 26, 2009, we rescinded our March 2, 2009 issue of 12,085,714 common shares to retire a convertible note in the amount of $275,000 and accrued interest of $11,301, and issued 11,252,381 common shares to retire the same convertible note and accrued interest.  We included the resulting $15,000 gain as a reduction of “Loss on settlement of debt”.

On June 3, 2009, we issued 1,500,000 common shares to a consultant to settle outstanding invoices of $15,000.  We recorded these shares at the fair value on the grant date, $0.02 per share, or $30,000 and included the resulting $15,000 loss as an increase of “Loss on settlement of debt”.

On June 3, 2009, we issued 396,700 common shares to a consultant to settle outstanding invoices of $3,967.  We recorded these shares at the fair value on the grant date, $0.02, or $7,934 and included the resulting $3,967 loss as an increase of “Loss on settlement of debt”.

On June 3, 2009, we issued 488,293 common shares to a consultant to settle outstanding invoices of $8,008.  We recorded these shares at the fair value on the grant date, $0.02, or $9,766, and included the resulting $1,758 loss as an increase of “Loss on settlement of debt”.

On June 4, 2009, we issued 7,422,558 common shares to our President, Chief Scientific Officer and Interim Board Chairman for $92,142 of salaries due under the Amended and Restated Employment Agreement through May 31, 2009, plus accrued interest.  We recorded these shares at the fair value on the grant date, $0.02, or $148,451 and included the resulting $52,849 loss as an increase of “Loss on settlement of debt”.

On June 4, 2009, we issued 780,640 common shares to our Chief Financial Officer for $10,000 of salaries due under the Employment Agreement through May 31, 2009.  We recorded these shares at the fair value on the grant date, $0.02, or $15,613 and included the resulting $5,613 loss as an increase of “Loss on settlement of debt”.

On June 4, 2009, we issued 2,560,908 common shares to our Interim Chief Executive Officer for $32,000 due under the Consulting Agreement with Bronco Technology, Inc. through May 31, 2009.  We recorded these shares at the fair value on the grant date, $0.02, or $51,218 and included the resulting $19,218 loss as an increase of “Loss on settlement of debt”.  We also issued 400,000 common shares due under the Consulting Agreement with Bronco Technology, Inc. and retired the liability at December 31, 2008 which was included in “Common stock payable”.

On June 4, 2009, we issued 12,000,000 common shares to our Chief Financial Officer for services as described in the Employment Agreement.  We valued these shares at the fair value on the grant date, $0.02, or $240,000.  These shares vest in three equal annual installments, beginning June 1, 2010.  We recorded $6,667 in “Employment compensation and benefits” in the current period.  If the Officer’s employment with the Company terminates for cause, or if the Officer resigns from his position, all unvested shares are forfeited.  If the Officer’s employment with the Company terminates without cause, the vesting of the shares is accelerated by one year, with the remaining unvested shares forfeited.

On June 4, 2009, we issued a three-year option to our Chief Financial Officer to purchase an additional 10,000,000 shares of the Company’s common stock for $0.02 per share, beginning June 4, 2009.  We recorded $176,927 in “Employment compensation and benefits” in the current period.  The fair value of the option granted was estimated on its respective grant date using the Black-Scholes option pricing model.  The Black-Scholes model was used with the following assumptions: a risk-free interest rate of 0.72%, based on the U.S. Treasury yield in effect at the time of grant; a dividend yield of zero percent; an expected life of 1.5 years, based on half of the term of the agreement; a volatility rate of 256.68% based on the historical volatility of our stock over a time that is consistent with the expected life of the option; and no forfeiture assumed.

On June 9, 2009 we issued 6,000,000 common shares to an accredited investor for a subscription of $30,000.

On June 11, 2009, we issued 500,000 common shares to an accredited investor for a subscription of $5,000.

On June 26, 2009, we received 800,000 common shares of our stock that was previously held in escrow by a consultant and returned due to non-performance on an agreement.  We returned these shares to treasury stock June 29, 2009.

At June 30, 2009, the Company owed 2,541,667 shares of common stock for consulting services under the terms of a consulting agreement between the Company and Lordes Bosquez.  The shares are valued based on the closing price at the date they became due.  The total value of these shares is $42,500, which is presented as a stock payable on the balance sheet.

At June 30, 2009, the Company owed 600,000 shares of common stock for consulting services under the terms of a consulting agreement between the Company and Bronco Technology, Inc., an affiliate of Helen R. Park, the Company’s Interim Chief Executive Officer.  The shares are valued based on the closing price at the date they became due.  The total value of these shares is $12,000, which is presented as a stock payable on the balance sheet.

In order to obtain bridge loan financing for the Company with Able Income Fund, LLC in June and July, 2008, Steven B. Rash, the Company’s former Chief Executive Officer of Power3 pledged 12,548,369 shares of Power3 common stock he owned personally, as collateral for the bridge loans obtained.  During the three months ended June 30, 2009, Able converted these shares and applied the net proceeds of $244,417 to retire a portion of the principal and accrued interest on the notes.

NOTE 8 – FINANCING ARRANGEMENTS AND DERIVATIVE LIABILITIES

New Borrowings

During the six months ended June 30, 2009, we received $50,000 in cash from two existing creditors.  $20,000 of these amounts was appended to their already-existing 12% notes due September 8, 2009.

Derivative Liabilities

Our derivative liabilities increased from $1,352,247 at December 31, 2008 to $1,508,898 at June 30, 2009, due to the decrease in our stock price from March 31, 2009 to June 30, 2009 resulting in a gain of $589,693 in derivative liabilities.

Many of our warrants contain a reset provision which was triggered when we reduced the strike price during March 2009.  The amount of increase in liabilities due to these reset features was $116,147.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Common stock warrants	1,347,126	554,637
Embedded conversion features	161,772	778,178
Other derivative instruments	-	19,432
Total	$1,508,898	$1,352,247

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

During the three months ended June 30, 2009, we recorded revenues of $167,772 relating to this agreement which includes the $100,000 up-front license execution fee.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2009, we issued 5,528,446 unrestricted shares to contractors for services, 833,330 restricted shares for services, 8,333,300 restricted shares for the conversion of debt, and 132,592 restricted shares for the exercise of warrants.

On July 10, 2009, Helen R. Park was appointed to our Board of Directors, to fill the vacancy resulting from the resignation of Steven B. Rash on September 3, 2008.

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

Results of Operations

Revenues

We had our first substantial influx of revenues resulting from our January 2009 license agreement with Transgenomic, Inc., which includes the $100,000 up-front license execution fee.   Total revenues were $35,711 and $168,477 for the three and six months ended June 30, 2009, respectively.  We had no revenues in the same periods in 2008.

Operating Expenses

Employee compensation was reduced from $526,905 for the six months ended June 30, 2008 to $276,294 for the same period in 2009 as we replaced our employees with contractors and significantly reduced headcount.  Employee compensation increased from $242,984 for the three months ended June 30, 2008 to $258,737 for the same period in 2009 primarily due to the charge related to the warrant issued to our Chief Financial Officer on June 1, 2009 to purchase 10 million common shares of our stock.  Professional and consulting fees, mostly resulting from costs associated with our statutory filings and strategic funding initiatives, were reduced from 2008; $725,794 and $811,492 for the three and six months ended June 30, 2008, respectively versus $544,518 and $625,335 for the same three and six month periods in 2009, respectively.  Occupancy and equipment is also substantially reduced due to our scaling back of our office space in 2009; $23,444 and $67,940 for the three and six months ended June 30, 2008, respectively versus $4,427 and $19,126 for the same three and six month periods in 2009.  Travel and entertainment was reduced from $22,246 and $78,702 for the three and six months ended June 30, 2008, respectively to just $1,963 and $2,692 for the three and six months ended June 30, 2009, respectively, reflecting a more scaled back operation from that in 2008.  Similarly, general and administrative expenses were reduced from $48,089 and $155,262 for the three and six months ended June 30, 2008 versus $40,712 and $128,716 for the three and six months ended June 30, 2009.

Other Income and Expense

The upward change in the derivative liabilities resulted mostly from an increase in our stock price from December 31, 2008 to June 30, 2009.  Our change in derivative liabilities caused a corresponding expense of $156,651 for the six months ended June 30, 2009 versus a gain of $2,420,860 for the same period in 2008.  However our decrease in our stock price from March 31, 2009 to June 30, 2009 resulted in a gain of $589,693 in derivative liabilities versus a gain of $252,244 for the same period in 2008.  Additionally, we had $124,295 and $1,008,029 in losses for the three and six months ended June 30, 2009, respectively on conversion of certain debt instruments to equity as a result of our attempt to reduce the Company’s debt load.  For the same periods in 2008, our loss was $2,384.  Interest expense was significantly reduced from $196,621 and $585,237 for the three and six months ended June 30, 2008, respectively to $137,739 and $314,835 for the same periods in 2009, owing to the above-mentioned reduction in debt and elimination of debt discounts on their conversion.

Deemed Dividends

Certain of our warrants were re-priced during March 2009, resulting in a deemed dividend charge to common shareholders of $34,103 for the six months ended June 30, 2009   For the same period in 2008, we had $12,072 of such deemed dividends.

Net Income/ (Loss)

Our net loss attributable to common shareholders for the three and six months ended June 30, 2009 was $486,987 and $2,397,304. Our net loss attributable to common shareholders for the three months ended June 30, 2008 was $1,009,795, and our net income available to common shareholders for the six months ended June 30, 2009 was $199,316. The change is due to the factors listed above, most notably the change in value of derivative liabilities resulting from the change in our stock price.

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

Net cash used in operating activities amounted to $56,185 for the six months ended June 30, 2009, compared to $1,007,315 for the six months ended June 30, 2008.  The change in net cash used in operating activities during 2009 was primarily due to changes in the fair value of derivative liabilities, and net income for the six months ended June 30, 2008 compared to the same period in 2009.

Net cash provided by financing activities was $119,666 for the six months ended June 30, 2009, as compared to $982,404 for the six months ended June 30, 2008.  The decrease in cash provided by financing activities during 2009 is due to a reduction in the sale of our common stock.

As of June 30, 2009, our principal source of liquidity was $19,312 in cash.

Plan of Operation and Cash Requirements

We currently have few operating revenues from product sales or the performance of services and we continue to experience net operating losses. We are actively pursuing third party licensing agreements, collaboration agreements, distribution agreements and similar business arrangements in order to establish an adequate revenue base utilizing our capabilities in disease diagnosis based on protein and biomarker identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases. We have undertaken clinical validation studies to demonstrate the diagnostic capabilities of our technologies. However, there can be no assurances when revenue-generating agreements will result in continuous revenue streams.

Our goal over the next several months is to complete Phase II of our testing of our Alzheimer’s and Parkinson’s disease clinical trials with Transgenomic, Inc.  We hope to commercialize these tests in the fourth quarter of 2009.

We are currently seeking grants and financing to fund our operation through the point of commercialization.  We expect to incur costs of approximately $1,000,000 to that point. There is no guarantee that we can raise the required capital to fund our operation, or that our products, once commercialized, will generate adequate revenues to sustain our operation.

Off Balance Sheet Arrangements

None.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting

During our review of our internal control over financial reporting for the period ended June 30, 2009, and in the process of preparing this report, our management discovered that there are material weaknesses in our internal controls over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified during the preparation of this report were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources to provide reasonable assurance that the financial statements could be prepared in accordance with GAAP; (iii) inadequate security over information technology; and (iv) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures.  These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.  Accordingly, management has determined that these control deficiencies constitute material weaknesses.

During the three months ended June 30, 2009, we hired a Chief Financial Officer to oversee financial reporting and instituting internal control over financial reporting.  Management is currently evaluating additional remediation plans for the above control deficiencies, including (i) appointing a director to fill the vacancy on the Board of Directors resulting from the resignation of a former director in September 2008; (ii) engaging an information technology consultant to review present security over our information technology and propose additional security measures to enhance the security of our information technology; and, (iii) engaging a consultant licensed as a Certified Public Accountant to assist us with the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On March 20, 2009, we were served with a lawsuit in McLennon Law Corporation vs. Power3 Medical Products, Inc. in Superior Court of California, County of San Francisco.  In the lawsuit, McLennon Law Corporation is alleging unpaid legal services of approximately $115,000 plus interest and costs.  We previously accrued for this amount and it is carried in accounts payable at June 30, 2009.

On June 12, 2006, we were served with a lawsuit in IS&T Consulting Group, LLC vs. Power3 Medical Products, Inc. in Montgomery County, Texas, 9th Judicial District.  In the lawsuit, IS&T Consulting Group is suing for breach of contract for approximately $10,000.  Both parties subsequently signed an agreed judgment in relation to the case, and a payout schedule has been agreed upon.  We previously accrued for this amount and it is carried in accounts payable at June 30, 2009.

On October 14, 2008, we were served with a lawsuit in Woodlands Road Utility District #1 vs. Power 3 Medical Products, Inc. in Montgomery County, Justice Court, Precinct 3.  In the lawsuit, the plaintiff alleged that we owed personal property taxes on personal property that was not owned by us at the time the taxes were assessed.  On July 15, 2009, the court in the lawsuit ruled that we are responsible, as the successor in interest to Advanced Bio/Chem, Inc., for the delinquent taxes, penalties and interest in the amount of $3,810, plus $125 in costs of the plaintiff and court costs.  The amount due bears interest at a rate of 12% from the date of judgment.

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

On April 2, 2009, we issued 3,000,000 shares of our common stock to a consultant who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, in payment of $30,000 in consulting fees due pursuant to a consulting agreement.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the consultant that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

On April 9, 2009, we issued 4,333,333 shares of our common stock to a consultant who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, for $86,667 in consulting services.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the consultant that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

On April 24, 2009, we issued 500,000 shares of our common stock to a consultant who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, for $10,000 in consulting services.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the consultant that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

On May 26, 2009, we rescinded our March 2, 2009 issuance of 12,085,714 shares of our common stock upon the conversion of $286,301in principal and interest of a convertible note, and issued 11,252,381 shares of our common stock upon conversion of the same convertible note.  The issuance of the common stock upon conversion of the convertible note was exempt from registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 3(9) of the Securities Act and in reliance on similar exemptions under applicable state laws for exchanges of securities with existing security holders.

On June 4, 2009, we issued 7,422,558 shares of our common stock to our President, Chief Scientific Officer and Interim Board Chairman as payment for $92,142 of salaries due under his employment agreement through May 31, 2009.  The offer and sale of the shares was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to our President, Chief Scientific Officer and Interim Board Chairman that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

On June 4, 2009, we issued 2,960,908 shares of our common stock to Bronco Technology, Inc., an affiliate of our Interim Chief Executive Officer, as payment due under a consulting agreement through May 31, 2009.  The offer and sale of the shares was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to Bronco Technology that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

On June 4, 2009, we issued 780,640 shares of our common stock to our Chief Financial Officer as payment for $10,000 of salaries due under his employment agreement through May 31, 2009.  The offer and sale of the shares was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to our Chief Financial Officer that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

On June 4, 2009, we issued 12,000,000 shares of our common stock to our Chief Financial Officer pursuant to the terms of his employment agreement.  The offer and sale of the shares was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to our Chief Financial Officer that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

On June 9, 2009 we issued 6,000,000 shares of our common stock to an investor who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, in exchange for an investment of $30,000 in cash.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the investor that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

On June 11, 2009 we issued 500,000 shares of our common stock to an investor who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, in exchange for an investment of $5,000 in cash.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the investor that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In April 2009, we were declared in default in the payment of principal and interest with respect to our 6% Convertible Debenture, in the aggregate principal amount of $200,000, held by NeoGenomics, Inc.  The amount of the total arrearage as of the date of this report is $200,000 in principal and approximately $26,482 in accrued interest.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit No.	INDEX TO EXHIBITS
10.1	Collaboration and Exclusive License Agreement by and between the registrant and Transgenomic, Inc., dated January 23, 2009 (excluding schedules and exhibits).
10.2	Employment Agreement by and between the registrant and John P. Ginzler, dated as of May 1, 2009.
10.3	Second Amended and Restated Employment Agreement by and between the registrant and Ira L. Goldknopf, Ph.D., dated as of May 17, 2009.
10.4	Amended and Restated Consulting Agreement by and between the registrant and Bronco Technology, Inc., dated as of June 1, 2009.
31.1	Certification of Power3 Medical Products, Inc. Interim Chief Executive Officer, Helen R. Park, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Power3 Medical Products, Inc. Chief Financial Officer, John Ginzler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Power3 Medical Products, Inc. Interim Chief Executive Officer, Helen R. Park, and Chief Financial Officer, John Ginzler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Power 3 Medical Products, Inc.

Date: August 11, 2009	By:	/s/ Helen Park

Helen Park

Interim Chief Executive Officer