Form 10-Q
period 2009-09-30
POWER 3 MEDICAL PRODUCTS INC
filed 2009-11-16
CIK 1063530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

The number of shares of the registrant’s common stock outstanding as of November 16, 2009, was 410,159,156, which does not include 800,000 common shares returned to treasury stock which the Company intends to cancel in the fourth quarter of 2009.

POWER 3 MEDICAL PRODUCTS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008

ASSETS
Cash and cash equivalents	$38,371	$8,331
Other current assets	8,076	6,645
Total current assets	46,447	14,976

Furniture, fixtures and equipment, net of accumulated depreciation of $113,856 and $101,253 at September 30, 2009 and December 31, 2008, respectively	46,745	6,253
Deposits	5,704	5,450
Total non-current assets	52,449	11,703

TOTAL ASSETS	$98,896	$26,679

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
(Continued)

	September 30, 2009 (Unaudited)	December 31, 2008

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$1,070,059	$1,043,682
Notes payable – in default	451,000	451,000
Notes payable – net of unamortized discount of $-0- and $47,736 at September 30, 2009 and December 31, 2008, respectively	-	64,174
Notes payable to related parties	50,000	68,927
Convertible debentures-in default, net of unamortized discount of $-0- and $97,036 at September 30, 2009 and December 31, 2008, respectively	361,247	767,974
Convertible debentures - net of unamortized discount of $43,831 and $577,668 at September 30, 2009 and December 31, 2008, respectively	6,169	442,332
Convertible debentures – related party, net of unamortized discount of $2,279 and $672,836 at September 30, 2009 and December 31, 2008, respectively	27,721	696,599
Other current liabilities	521,921	617,486
Derivative liabilities	10,779,084	1,352,247
Total current liabilities	13,267,201	5,504,421

TOTAL LIABILITIES	13,267,201	5,504,421

STOCKHOLDERS' DEFICIT
Preferred Stock - $0.01 par value: 50,000,000 shares authorized; 1,500,000 Series B shares issued and outstanding as of September 30, 2009 and December 31, 2008	1,500	1,500
Common Stock-$0.001 par value: 600,000,000 shares authorized; 394,788,366 and 149,959,044 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	394,788	149,960
Additional paid in capital	67,902,134	63,499,938
Stock held in escrow	-	(20,000)
Treasury stock	(16,000)	-
Common stock payable	68,750	123,286
Common stock subscriptions receivable	(4,166)	-
Deficit accumulated before entering the development stage	(11,681,500)	(11,681,500)
Deficit accumulated during the development stage	(69,833,811)	(57,550,926)

TOTAL STOCKHOLDERS' DEFICIT	(13,168,305)	(5,477,742)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$98,896	$26,679

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 18, 2004 to September 30,
	2009	2008	2009	2008	2009
REVENUES:
Sales	$41,337	$-	$209,814	$-	$637,063
Total revenue	$41,337	$-	$209,814	$-	$637,063

OPERATING EXPENSES:
Employee compensation and benefits	117,429	213,945	393,723	740,850	31,443,235
Professional and consulting fees	382,533	106,783	1,007,868	918,275	12,310,808
Impairment of Goodwill	-	-	-	-	13,371,776
Impairment of intangible assets	-	-	-	-	179,788
Occupancy and equipment	8,412	33,997	27,538	101,937	696,013
Travel and entertainment	3,239	4,762	5,931	83,464	432,315
Write off lease	-	-	-	-	34,243
Other selling, general and administrative expenses	54,102	46,849	182,818	202,111	916,952
Total operating expenses	$565,715	$406,336	$1,617,878	$2,046,637	$59,385,130

LOSS FROM OPERATIONS	$(524,378)	$(406,336)	$(1,408,064)	$(2,046,637)	$(58,748,067)

OTHER INCOME AND (EXPENSE):
Derivative gain/(loss)	$(9,211,930)	$1,235,262	$(9,368,581)	$3,656,122	$(2,345,608)
Gain on legal settlement	-	-	-	17,875	36,764
Interest income	-	1,247	-	1,822	7,867
Gain/(loss) on conversion of financial instruments	(82,599)	382,784	(1,090,628)	380,400	918,768
Mandatory prepayment penalty	-	-	-	-	(420,000)
Other expense	-	-	-	-	(194,886)
Interest expense	(53,662)	(393,543)	(368,497)	(978,780)	(5,630,905)
Total other income and (expense)	$(9,348,191)	$1,225,750	$(10,827,706)	$3,077,439	$(7,628,000)

NET INCOME/(LOSS)	$(9,872,569)	$819,414	$(12,235,770)	$1,030,802	$(66,376,067)

Deemed dividend	$(13,012)	-	$(47,115)	$(12,071)	$(76,821)
Net income/(loss) attributable to common stockholders	$(9,885,581)	$819,414	$(12,282,885)	$1,018,731	$(66,452,888)
Net income/(loss) per share – basic and diluted	$(0.03)	$(0.01)	$(0.04)	$0.01
Weighted average number of shares outstanding	385,487,654	148,543,647	307,723,354	136,364,780

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

Common Stock	Preferred Stock
Shares	Par Value	Shares	Par Value	Addt'l Paid In Capital	Other Equity Items (1)	Retained Deficit	Total

Balances as of beginning of development stage May 18, 2004	14,407,630	$14,407	3,870,000	$3,870	$14,225,974	$-	$(11,681,500)	$2,562,751

Issued shares for compensation	27,945,000	27,945	-	-	25,423,555	(25,451,500)	-	-
Issued shares for services	4,910,000	4,910	-	-	4,850,090	(535,000)	-	4,320,000
Issued shares for acquisition of equipment	15,000,000	15,000	-	-	13,485,000	-	-	13,500,000
Stock option expense	-	-	-	-	626,100	(626,100)	-	-
Issued shares for cash	242,167	242	-	-	314,575	-	-	314,817
Cancelled shares per cancellation agreement	(160,000)	(160)	-	-	(71,840)	-	-	(72,000)
Issued shares to convert Series A preferred shares to common shares	3,000,324	3,001	(3,870,000)	(3,870)	3,377,974	-	(3,380,975)	(3,870)
Stock based compensation	-	-	-	-	-	8,311,012	-	8,311,012
Net reclassification of derivative liabilities	-	-	-	-	(3,347,077)	-	-	(3,347,077)
Net loss 05/18/04 to 12/31/04	-	-	-	-	-	-	(15,236,339)	(15,236,339)

BALANCE, DECEMBER 31, 2004	65,345,121	$65,345	-	$-	$58,884,351	$(18,301,588)	$(30,298,814)	$10,349,294

Cancelled shares returned from employee	(1,120,000)	(1,120)	-	-	(1,307,855)	-	-	(1,308,975)
Issued shares for compensation	140,000	140	-	-	41,860	-	-	42,000
Issued shares for services	850,000	850	-	-	155,150	-	-	156,000
Amortize deferred compensation expense	-	-	-	-	-	13,222,517	-	13,222,517
Net loss	-	-	-	-	-	-	(27,134,865)	(27,134,865)

BALANCE, DECEMBER 31, 2005	65,215,121	$65,215	-	$-	$57,773,506	$(5,079,071)	$(57,433,679)	$(4,674,029)

1. A more detailed description of the Other Equity Items in this statement can be found at the end of the Statement of Stockholders’ Deficit

POWER 3 MEDICAL PRODUCTS, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(Continued)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Addt’l Paid In Capital	Other Equity Items (1)	Retained Deficit	Total

Issued shares for services	2,449,990	2,449	-	-	311,865	-	-	314,314
Issued shares for cash	2,452,746	2,452	-	-	222,548	-	-	225,000
Issued shares for compensation	1,253,098	1,254	-	-	176,763	-	-	178,017
Adoption of FAS 123R	-	-	-	-	(475,324)	475,324	-	-
Amortize deferred compensation expense	-	-	-	-	-	4,603,747	-	4,603,747
Net loss	-	-	-	-	-	-	(6,415,969)	(6,415,969)

BALANCE, DECEMBER 31, 2006	71,370,955	$71,370	-	$-	$58,009,358	$-	$(63,849,648)	$(5,768,920)

Issued shares for services	1,810,000	1,810	-	-	282,390	-	-	284,200
Issued shares for conversion of debt	22,265,224	22,264	-	-	606,412	-	-	628,676
Issued shares for warrants exercised	5,270,832	5,272	-	-	336,396	-	-	341,668
Issued shares for cash	7,630,625	7,632	-	-	992,818	-	-	1,000,450
Placement agent fees	-	-	-	-	(58,500)	-	-	(58,500)
Stock received	-	-	-	-	100	-	-	100
Unreturned shares	5,000	5	-	-	4,495	-	-	4,500
Deemed dividend	-	-	-	-	17,635	-	(17,635)	-
Net loss	-	-	-	-	-	-	(5,216,288)	(5,216,288)

BALANCE, DECEMBER 31, 2007	108,352,636	$108,353	-	$-	$60,191,104	$-	$(69,083,571)	$(8,784,114)

Issued shares for services	7,482,910	7,483	-	-	584,858	-	-	592,341
Issued shares for cash	7,492,875	7,493	-	-	639,911	-	-	647,404
Issued shares for conversion of debt	22,172,536	22,173	-	-	1,568,626	-	-	1,590,799
Issued shares for lawsuit settlement	325,000	325	-	-	30,550	-	-	30,875
Issued shares for payables	2,133,333	2,133	-	-	186,867	-	-	189,000
Stock held in escrow	2,000,000	2,000	-	-	18,000	(20,000)	-	-
Issued preferred shares	-	-	1,500,000	1,500	357,000	-	-	358,500
Deemed dividend	-	-	-	-	12,071	-	(12,071)	-
Loss on related party debt conversion	-	-	-	-	(89,049)	-	-	(89,049)
Common stock payable	-	-	-	-	-	123,286	-	123,286
Net loss	-	-	-	-	-	-	(136,784)	(136,784)

BALANCE, DECEMBER 31, 2008	149,959,290	$149,960	1,500,000	$1,500	$63,499,938	$103,286	$(69,232,426)	$(5,477,742)

1. A more detailed description of the Other Equity Items in this statement can be found at the end of the Statement of Stockholders’ Deficit

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(Continued)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Addt’l Paid In Capital	Other Equity Items (1)	Retained Deficit	Total

BALANCE, DECEMBER 31, 2008	149,959,290	$149,960	1,500,000	$1,500	$63,499,938	$103,286	$(69,232,426)	$(5,477,742)

Issued shares for conversion of debt	130,299,070	130,297	-	-	2,344,299	87,056	-	2,561,652
Common stock payable	-	-	-	-	-	57,750	-	57,750
Issued shares upon exercise of warrants	8,015,924	8,016	-	-	70,816	(4,166)	-	74,666
Stock contributed for debt payment	-	-	-	-	276,558	-	-	276,558
Issued shares for services	41,966,663	41,966	-	-	671,036	-	-	713,002
Issued shares for cash	35,801,314	35,802	-	-	219,354	(170,000)	-	85,156
Issued shares for payables	30,746,105	30,747	-	-	575,291	(22,286)	-	583,752
Stock rescinded for debt	(1,200,000)	(1,200)	-	-	-	(7,056)	-	(8,256)
Revaluation of stock held in escrow	-	-	-	-	20,000	(20,000)	-	-
Return of stock held in escrow	(800,000)	(800)	-	-	800	-	-	-
Deemed dividends	-	-	-	-	47,115	-	(47,115)	-
Options issued for services	-	-	-	-	176,927	-	-	176,927
Release of stock held in escrow	-	-	-	-	-	24,000	-	24,000
Net loss	-	-	-	-	-	-	(12,235,770)	(12,235,770)

BALANCE, SEPTEMBER 30, 2009	394,788,366	$394,788	1,500,000	$1,500	$67,902,134	$48,584	$(81,515,311)	$(13,168,305)

1. A more detailed description of the Other Equity Items in this statement can be found at the end of the Statement of Stockholders’ Deficit

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ DEFICIT
SCHEDULE OF OTHER EQUITY ITEMS
(Unaudited)

	Deferred Compensation Expense	Stock Held in Escrow	Common Stock Payable	Treasury Stock	Subscriptions Receivable	Total Other Equity Items

Balances as of beginning of development stage May 18, 2004	-	-	-	-	-	-
						-
Issued shares for compensation	(25,451,500)	-	-	-	-	(25,451,500)
Issued shares for services	(535,000)	-	-	-	-	(535,000)
Stock option expense	(626,100)	-	-	-	-	(626,100)
Issued shares for cash	-	-	-	-	-	-
Stock based compensation	8,311,012	-	-	-	-	8,311,012

BALANCE, DECEMBER 31, 2004	$(18,301,588)	$-	$-	$-	$-	$(18,301,588)

Amortize deferred compensation expense	13,222,517	-	-	-	-	13,222,517

BALANCE, DECEMBER 31, 2005	$(5,079,071)	$-	$-	$-	$-	$(5,079,071)

Adoption of FAS 123R	475,324	-	-	-	-	475,324
Amortize deferred compensation expense	4,603,747	-	-	-	-	4,603,747

BALANCE, DECEMBER 31, 2006	$-	$-	$-	$-	$-	$-

BALANCE, DECEMBER 31, 2007	$-	$-	$-	$-	$-	$-

Stock held in escrow	-	(20,000)	-	-	-	(20,000)
Common stock payable	-	-	123,286	-	-	123,286

BALANCE, DECEMBER 31, 2008	$-	$(20,000)	$123,286	$-	$-	$103,286

Issued shares for conversion of debt	-	-	(90,000)	7,056	170,000	87,056
Common stock payable	-	-	57,750	-	-	57,750
Issued shares upon exercise of warrants	-	-	-	-	(4,166)	(4,166)
Issued shares for cash	-	-	-	-	(170,000)	(170,000)
Issued shares for payables	-	-	(22,286)	-	-	(22,286)
Stock rescinded for debt	-	-	-	(7,056)	-	(7,056)
Return of stock held in escrow	-	16,000	-	(16,000)	-	-
Revaluation of stock held in escrow	-	(20,000)	-	-	-	(20,000)
Release of stock in escrow	-	24,000	-	-	-	24,000

BALANCE, SEPTEMBER 30, 2009	$-	$-	$68,750	$(16,000)	$(4,166)	$48,584

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		Period from May 18, 2004 to September 30, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(12,235,770)	$1,030,802	$(66,376,067)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Gain/(loss) on conversion of financial instruments	1,090,628	(380,400)	(915,616)
Impairment of goodwill	-	-	13,371,776
Impairment of intangible assets	-	-	179,788
Loss on previously capitalized lease	-	-	34,243
Amortization of debt discounts and deferred finance costs	234,021	774,238	3,959,451
Change in derivative liability, net of bifurcation	9,368,581	(3,656,122)	3,499,509
Stock based compensation	947,679	576,341	34,318,351
Debt issued for compensation and services	-	-	1,028,927
Stock issued for settlement of lawsuit	-	30,875	30,875
Depreciation expense	12,008	1,744	113,262
Release of stock held in escrow	24,000	-	24,000
Other non cash items	-	-	(34,933)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,431)	(14,384)	184,653
Inventory and other assets	(254)	-	16,348
Accounts payable and other liabilities	413,256	343,470	3,586,514
Net cash used in operating activities	(147,282)	(1,293,436)	(6,978,919)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(52,500)	(2,797)	(194,250)
Increase in other assets	-	-	(179,786)
Net cash used in investing activities	(52,500)	(2,797)	(374,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	85,156	647,404	2,349,327
Borrowings on notes payable related party	20,000 -	45,000	95,376
Borrowings on notes payable	50,000	600,000	3,838,430
Principal payments on notes payable related party	-	(30,000)	(47,300)
Principal payments on notes payable	-	(90,000)	(122,478)
Proceeds from CD, warrants and rights net of issuance cost	74,666	-	1,275,375
Net cash provided by financing activities	229,822	1,172,404	7,388,730

Net change in cash and equivalents	$30,040	$(123,829)	$35,775
Cash and equivalents, beginning of period	$8,331	$125,679	$2,596
Cash and equivalents, end of period	$38,371	$1,850	$38,371

The accompanying notes are an integral part of these financial statements.

POWER 3 MEDICAL PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		Period from May 18, 2004 to September 30, 2009
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$59,840
Cash paid for income taxes	$-	$-	$-

Non-cash transactions:
Stock for conversion of debt, related party	$1,047,794	$-	$2,062,727
Warrants exercised for subscriptions receivable	$4,166	$-	$4,166
Stock for common stock payable	$112,286	$-	$112,286
Exchange of debt, related party	$-	$-	$214,075
Exchange of convertible notes for stock	$-	$1,995,894	$2,525,070
Stock issued in settlement of payables	$-	$175,000	$195,697
Deemed dividend	$47,115	$12,071	$76,821
Exchange of convertible preferred stock for common stock	$-	$-	$3,380,975
Preferred stock issued for payables	$-	$360,000	$358,500
Stock held in escrow	$-	$190,000	$20,000
Stock contributed for debt payment	$276,558	$-	$276,558
Return of stock held in escrow	$16,800	$-	$16,800
Cashless exercise of warrants	$133	$-	$133
Stock rescinded for debt	$8,256	$-	$8,256

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

History
Power3 Medical Products, Inc. (“Power3”, the “Company,” “we” and “us”) was incorporated in New York in May 1993.  We have been a development stage company since May 2004, with our primary business activities focused on the development of our intellectual property assets in the area of diagnoses for breast cancer, ALS, Alzheimer’s disease and Parkinson’s disease.  In September 2008, Steven B. Rash, our Chief Executive Officer and Chairman of the Board at the time, resigned from all of his positions with us.  Ira L. Goldknopf, our sole remaining director and Chief Scientific Officer, was appointed as President and Interim Chairman of the Board.  Helen R. Park (who has since been appointed a Director) was appointed Interim Chief Executive Officer.  Under the direction of our restructured management team, we implemented a new strategy focusing on commercialization of our intellectual property assets, with less emphasis on research and development.  In connection with our new focus, and in an effort to preserve cash and reduce operating costs, we reduced the amount of space we occupied and implemented a reduction in force.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited interim financial statements of Power3 have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and should be read in conjunction with the audited financial statements and notes thereto contained in Power3’s Annual Report filed with the SEC on Form 10-K. Certain prior period amounts have been reclassified to conform to the September 30, 2009 presentation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

Concentration of Credit Risk
Our revenues generated from the license agreement with Transgenomic, Inc. accounted for nearly 100% of our total revenues during the nine months ended September 30, 2009.

Lattice Valuation Model
Power3 valued the conversion features in their convertible notes using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values the embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) Power3 exercises its right to convert the debentures, and (5) Power3 defaults on the debentures. Power3 uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur. Based on the analysis of these factors, Power3 uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

Black−Scholes Valuation Model
Power3 uses the Black−Scholes pricing model to determine the fair value of its warrants. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management's judgment, and which may impact net income or loss. In particular, Power3 uses volatility rates based upon the closing stock price of Power3’s common stock. Power3 uses a risk free interest rate which is the U.S. Treasury bill rate for a security with a maturity that approximates the estimated expected life of the derivative or security.

Net Loss Per Share
Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same for the nine months ended September 30, 2009 and 2008 as the effect of our potential common stock equivalents would be anti-dilutive.

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

For the nine months ended September 30, 2009, we recorded compensation expense of approximately $204,000 within employee compensation and benefits as a result of the straight-line vesting of a restricted stock award of 12 million shares and an option for 10 million shares during the year.  For the year ended December 31, 2008, we recorded no compensation expense within employee compensation and benefits as a result of the vesting of restricted stock or option awards.  As of September 30, 2009, there was approximately $213,000 of unrecognized compensation expense related to the unvested restricted stock award, which is expected to be recognized over a weighted average period of approximately three years.

The fair value of the option granted to an employee during 2009 was estimated on its respective grant date using the Black-Scholes pricing model.  The Black-Scholes pricing model was used with the following assumptions: a risk-free interest rate of 0.72%, based on the U.S. Treasury yield in effect at the time of grant; a dividend yield of zero percent; an expected life of 1.5 years, based on half of the term of the agreement; a volatility rate of 256.68% based on the historical volatility of our stock over a time that is consistent with the expected life of the option; and no forfeiture assumed.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, Power3 incurred net loss chargeable to common shareholders of $12,282,885 for the nine months ended September 30, 2009 and has total accumulated deficits of $81,515,311 as of that date. These conditions create an uncertainty as to Power3's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. If Power3 is unable to successfully obtain additional financing, it will not have sufficient cash to continue operations.  As of September 30, 2009, Power3 had $38,371 in cash and cash equivalents.  Power3 needs additional capital immediately to fund its liquidity requirements.  Power3 is seeking between $3 million and $5 million in new financing.  Power3 believes that $3 million is the minimum amount of financing it needs to repay existing obligations and to continue funding its new business strategy for at least 12 months following the date of this report.  Power3 will need to raise additional funds from either one or a combination of additional financings or otherwise obtain additional capital sufficient to satisfy its future liquidity requirements. The financial statements do not include any adjustment that might be necessary if Power3 is unable to continue as a going concern.

NOTE 4 – OTHER CURRENT LIABILITIES

Other current liabilities and accrued expenses consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Accrued rent	$-	$28,566
Accrued interest	294,149	335,033
Prepayment penalty	-	25,000
Accrued payroll taxes	17,608	44,347
Accrued liabilities	44,939	33,575
Salaries payable	165,225	150,965
Total	$521,921	$617,486

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

Also as is more fully explained in Note 7, we received 1,200,000 shares of common stock for cancellation from our President, Chief Scientific Officer and Interim Board Chairman in exchange for a one-year convertible note payable to him in the amount of $8,256 with interest payable at 12% and warrants to purchase 1,200,000 shares at $0.04 per share.  The note itself is convertible into 1,200,000 shares of common stock (or $0.00688 per share).  During the quarter ended September 30, 2009, we clarified with our President that the issue of 46,910,896 shares of common stock on March 2, 2009 included the settlement of principal and interest on this convertible note payable along with other notes issued to him.

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

Also as is more fully explained in Note 7, we issued 780,640 shares of common stock to our Chief Financial Officer for compensation earned during May 2009.

Also as is more fully explained in Note 7, we issued 12,000,000 shares of restricted common stock and a warrant to purchase 10,000,000 shares of common stock at $0.02 per share to our Chief Financial Officer.

Also as is more fully explained in Note 7, during the nine months ended September 30, 2009, the holders of convertible debt of $268,678 and accrued interest of $25,717 clarified the previous conversion of such debt.  Net of the debt discount of $51,985 remaining at the date of clarification, we recorded a gain on retirement of $242,410 which was recorded as an increase of additional paid in capital.

Also as is more fully explained in Note 7, during the nine months ended September 30, 2009, the Company clarified the settlement of $170,000 of subscriptions receivable.  We recorded a loss on settlement of $170,000 which was recorded as a reduction of additional paid in capital.

NOTE 6 – OTHER COMMITMENTS AND CONTINGENCIES

A summary of our commitments and contingencies can be found in Note 8 to the financial statements filed on Form 10-K for the period ended December 31, 2008.

On January 13, 2009, Marion McCormick, former Chief Accounting Officer, filed a wage claim with the Texas Workforce Commission against the Company for wages owed. The Texas Workforce Commission found Ms. McCormick’s wages to be due and payable by the Company.   The Company appealed the finding on the basis of the convertible promissory note issued to her. On June 26, 2009, the Texas Workforce Commission found Ms. McCormick’s wages of $17,389 to be due and payable by the Company, and the Company settled the debt on August 31, 2009.

On June 25, 2009, the Company signed a Covenant Not to Execute agreement with IS&T Consulting Group, LLC, with four equal payments of $2,500 commencing monthly beginning August 1, 2009.  As of September 30, 2009, we are current with our payments.

On September 28, 2009, Ms. McCormick exercised the option to convert a $30,000 note plus interest into common shares of the Company’s common stock.  The Company disputes the amount due to Ms. McCormick under the note.  The Company carries the full amount of the note on the Balance Sheet included in convertible debentures-related party.  As of November 16, 2009, the Company has not converted the note.  We are aware that Ms. McCormick has engaged an attorney to represent her interests in connection with the matter.

NOTE 7 - EQUITY

We are authorized to issue up to 600 million shares of $0.001 par value per share voting common stock and up to 50 million shares of $0.001 par value per share preferred stock.

Capital Stock Transactions
As of December 31, 2008, we had 149,959,290 shares of common stock issued and outstanding.  During the nine months ended September 30, 2009, we undertook the following transactions involving our common stock:

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

On March 2, 2009, the board granted a holder of 300,000 warrants to purchase shares of common stock a revision in the terms of the warrants from an exercise price of $0.98 per share to an exercise price of $0.01 per share in connection with the immediate exercise of such warrant.  We revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend.  Variables used in the calculation were: stock price on measurement date: $0.02; exercise price of options: $0.98 (old) and $0.01 (new); option term: 0.25 years; discount rate: 0.28% and computed volatility: 256.59%.  We deemed this revaluation as a dividend in the amount of $3,895.  The exercise entitles the Company to receive $3,000 in cash, which was received from the holder on June 29, 2009.

Also on March 2, 2009, we issued 12,680,952 common shares to retire a convertible note in the amount of $275,000 and accrued interest of $11,301.  Per the terms of the conversion feature of the note, the principal balance was convertible into 9,166,667 shares.  The excess of the shares issued were to retire accrued interest.  We recorded a loss on conversion of $218,738.

Also on March 2, 2009, we issued 11,428,571 common shares to an accredited investor for a subscription of $80,000.  During the quarter ended September 30, 2009, we clarified with the investor that the shares issued were in settlement of notes payable in the amount totaling $80,000 with interest payable at 12% and a subscription in the amount of $10,000.  The notes and subscription receivable were retired at September 30, 2009.

Also on March 2, 2009, we issued 11,252,381 common shares to retire a convertible note in the amount of $275,000 and accrued interest of $11,301.  Per the terms of the conversion feature of the note, the principal balance was convertible into 9,166,667 shares.  The excess of the shares issued were to retire accrued interest.  We recorded a loss on conversion of $190,166.

Also on March 2, 2009, we issued 12,857,143 common shares to an accredited investor for a subscription of $90,000.  On October 13, 2009, we clarified with the investor that the shares issued were in settlement of notes payable in the amount totaling $80,000 with interest payable at 12% and a subscription in the amount of $10,000.  The notes and subscription receivable were retired at September 30, 2009.

Also on March 2, 2009, we issued 13,390,476 common shares to retire a convertible note in the amount of $340,000 and accrued interest of $13,973.  Per the terms of the conversion feature of the note, the principal balance was convertible into 11,333,333 shares.  The excess of the shares issued were to retire accrued interest.  We recorded a loss on conversion of $224,685.

Also on March 2, 2009, we issued 2,857,143 common shares to an accredited investor who subscribed to our common stock in 2008 for $20,000 in cash.

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

On March 13, 2009, we issued 2,761,878 common shares to a vendor to settle outstanding invoices of $59,047.  We recorded these shares at the fair value on the issuance date, $0.02 per share, or $55,238 and included the resulting $3,809 gain as a reduction of “loss on settlement of debt”.

On March 16, 2009, we issued 10,000,000 common shares to retire a convertible note in the amount of $100,000 and accrued interest of $14,345.  Per the terms of the conversion feature of the note, the principal balance was convertible into 1,111,111 shares.  The excess of the shares issued were to retire accrued interest.  We recorded a loss on conversion of $178,643.

Also on March 16, 2009, the board granted a holder of 833,333 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.09 per share to an exercise price of $0.01 per share.  The re-pricing was done in order to encourage the holder to exercise the warrant, which exercise was affected immediately subsequent to such re-pricing.  We revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend.  Variables used in the calculation were: stock price on measurement date: $0.02; Exercise price of options: $0.09 (old) and $0.01 (new); option term: 1 year; discount rate: 0.67% and computed volatility: 256.59%.  We deemed this revaluation as a dividend in the amount of $4,053.  We received cash of $8,333 upon exercise.

On March 17, 2009, the board granted a holder of 3,333,333 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.10 per share to an exercise price of $0.01 per share.  The re-pricing was done in order to encourage the holder to exercise the warrant, which exercise was affected immediately subsequent to such re-pricing. We revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend.  Variables used in the calculation were: stock price on measurement date: $0.02; exercise price of options: $0.10 (old) and $0.01 (new); option term: 1 year; discount rate: 0.67% and computed volatility: 256.59%.  We deemed this revaluation as a dividend in the amount of $17,191.  We received cash of $33,333 upon exercise.

Also on March 17, 2009, the board granted a holder of 416,666 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.08 per share to an exercise price of $0.01 per share.  The re-pricing was done in order to encourage the holder to exercise the warrant, which exercise was affected immediately subsequent to such re-pricing.  We revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend.  Variables used in the calculation were: stock price on measurement date: $0.022; exercise price of options: $0.08 (old) and $0.01 (new); option term: 0.66 years; discount rate: 0.56% and computed volatility: 256.59%.  We deemed this revaluation as a dividend in the amount of $2,702.  The exercise entitles the Company to receive $4,166 in cash.  As of the date of this report, the amount is still receivable and is included in equity on the balance sheet under “common stock subscriptions receivable”.

Also on March 17, 2009, the board granted a holder of 2,000,000 warrants to purchase common stock a revision in the terms of the warrants from an exercise price of $0.10 per share to an exercise price of $0.01 per share.  The re-pricing was done in order to encourage the holder to exercise the warrant, which exercise was affected immediately subsequent to such re-pricing.  Pursuant to SFAS 123 (revised 2004), Share-Based Payments, we revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend.  Variables used in the calculation were: stock price on measurement date: $0.02; exercise price of options: $0.10 (old) and $0.01 (new); option term: 1 year; discount rate: 0.67% and computed volatility: 256.59%.  We deemed this revaluation as a dividend in the amount of $10,315.  We received cash of $20,000 upon exercise.

On March 20, 2009, we issued 900,000 common shares to a consultant to settle an outstanding invoice of $10,000.  We recorded these shares at the fair value on the issuance date, $.02 per share, or $18,000 and included the resulting $8,000 loss as an increase of “loss on settlement of debt”.

On April 2, 2009, we issued 3,000,000 common shares to a consultant to settle an outstanding invoice of $30,000.  We recorded these shares at the fair value on the issuance date, $0.02 per share, or $60,000 and included the resulting $30,000 loss as an increase of “loss on settlement of debt”.

On April 9, 2009, we issued 4,333,333 shares to a consultant for consulting services.  We valued the shares on the issuance date and included $86,667 of professional fees in “professional and consulting fees”.

On April 24, 2009, we issued 500,000 shares to a consultant for consulting services.  We valued the shares on the issuance date and included $10,000 of professional fees in “Professional and consulting fees”.

Also on April 24, 2009, we issued 12,500,000 shares to a consultant pursuant to a consulting agreement.  We valued the shares on the issuance date and included $250,000 of professional fees in “professional and consulting fees”.

On April 26, 2009, we issued 1,500,000 shares to a consultant pursuant to a consulting agreement.  We valued the shares on the issuance date and included $30,000 of professional fees in “Professional and consulting fees”.

On May 5, 2009, we issued 460,970 common shares to a consultant to settle an outstanding invoice of $6,223.  We recorded these shares at the fair value on the issuance date, $0.02 per share, or $9,216 and included the resulting $2,993 loss as an increase of “loss on settlement of debt”.

On May 6, 2009, we issued 772,752 common shares to a consultant to settle an outstanding invoice of $11,514.  We recorded these shares at the fair value on the issuance date, $0.02 per share, or $15,455 and included the resulting $3,941 loss as an increase of “loss on settlement of debt”.

On May 11, 2009, we issued 2,469,136 common shares to a consultant to settle outstanding invoices of $24,510 and prepay future services totaling $15,490.  We recorded these shares at the fair value on the issuance date, $0.02 per share, or $49,383 and included the resulting $9,383 loss as an increase of “loss on settlement of debt”.

On May 13, 2009, we issued 1,029,688 common shares to a consultant to settle outstanding invoices of $18,123.  We recorded these shares at the fair value on the issuance date, $0.02, or $20,594 and included the resulting $2,471 loss as an increase of “loss on settlement of debt”.

Also on May 13, 2009, we issued 568,182 common shares to a consultant to settle outstanding invoices of $10,000.  We recorded these shares at the fair value on the issuance date, $0.02, or $11,364 and included the resulting $1,364 loss as an increase of “loss on settlement of debt”.

On May 19, 2009, we issued 848,990 common shares to a consultant to settle outstanding invoices of $10,952. We recorded these shares at the fair value on the issuance date, $0.02, or $16,980 and included the resulting $6,028 loss as an increase of “loss on settlement of debt”.

On May 21, 2009, we issued 500,000 common shares to a consultant to settle outstanding invoices of $5,000.  We recorded these shares at the fair value on the issuance date, $0.02, or $10,000 and included the resulting $5,000 loss as an increase of “loss on settlement of debt”.

On May 22, 2009, we issued 342,366 common shares to retire a convertible note in the amount of $5,000 and accrued interest of $1,618.  The convertible note was not previously recorded on the Company’s financial statements.  The shares issued to retire the convertible note were recorded to “loss on conversion of debt”.  The excess of the shares issued were to record interest expense.

On June 3, 2009, we issued 1,500,000 common shares to a consultant to settle outstanding invoices of $15,000.  We recorded these shares at the fair value on the issuance date, $0.02 per share, or $30,000 and included the resulting $15,000 loss as an increase of “loss on settlement of debt”.

Also on June 3, 2009, we issued 396,700 common shares to a consultant to settle outstanding invoices of $3,967.  We recorded these shares at the fair value on the issuance date, $0.02, or $7,934 and included the resulting $3,967 loss as an increase of “loss on settlement of debt”.

Also on June 3, 2009, we issued 488,293 common shares to a consultant to settle outstanding invoices of $8,008.  We recorded these shares at the fair value on the issuance date, $0.02, or $9,766, and included the resulting $1,758 loss as an increase of “loss on settlement of debt”.

On June 4, 2009, we issued 7,422,558 common shares to our President, Chief Scientific Officer and Interim Board Chairman for $92,142 of salaries due under the Amended and Restated Employment Agreement through May 31, 2009, plus accrued interest.  We recorded these shares at the fair value on the issuance date, $0.02, or $148,451 and included the resulting $52,849 loss as an increase of “loss on settlement of debt”.

Also on June 4, 2009, we issued 780,640 common shares to our Chief Financial Officer for $10,000 of salaries due under the Employment Agreement through May 31, 2009.  We recorded these shares at the fair value on the issuance date, $0.02, or $15,613 and included the resulting $5,613 loss as an increase of “loss on settlement of debt”.

Also on June 4, 2009, we issued 2,560,908 common shares to our Interim Chief Executive Officer for $32,000 due under the Consulting Agreement with Bronco Technology, Inc. through May 31, 2009.  We recorded these shares at the fair value on the issuance date, $0.02, or $51,218 and included the resulting $19,218 loss as an increase of “loss on settlement of debt”.  We also issued 400,000 common shares due under the Consulting Agreement with Bronco Technology, Inc. and retired $8,000 of liability at December 31, 2008 which was included in “common stock payable”.

Also on June 4, 2009, we issued 12,000,000 common shares to our Chief Financial Officer for services as described in the Employment Agreement.  We valued these shares at the fair value on the issuance date, $0.02, or $240,000.  These shares vest in three equal annual installments, beginning June 1, 2010.  We recorded $20,000 and $26,668 in “employment compensation and benefits” for the three months and nine months ended September 30, 2009, respectively, in connection with the vesting of the two installments.  If the Officer’s employment with the Company terminates for cause, or if the Officer resigns from his position, all unvested shares are forfeited.  If the Officer’s employment with the Company terminates without cause, the vesting of the shares is accelerated by one year, with the remaining unvested shares forfeited.

Also on June 4, 2009, we issued a three-year option to our Chief Financial Officer to purchase an additional 10,000,000 shares of the Company’s common stock for $0.02 per share, beginning June 4, 2009.  We recorded $176,927 in “Employment compensation and benefits” in the nine months ended September 30, 2009.  The fair value of the option granted was estimated on its respective grant date using the Black-Scholes pricing model.  The Black-Scholes pricing model was used with the following assumptions: a risk-free interest rate of 0.72%, based on the U.S. Treasury yield in effect at the time of grant; a dividend yield of zero percent; an expected life of 1.5 years, based on half of the term of the agreement; a volatility rate of 256.68% based on the historical volatility of our stock over a time that is consistent with the expected life of the option; and no forfeiture assumed.

On June 9, 2009 we issued 6,000,000 common shares to an accredited investor in consideration for $30,000.

On June 11, 2009, we issued 500,000 common shares to an accredited investor in consideration for $5,000.

On June 26, 2009, we received 800,000 common shares of our stock that was previously held in escrow by a consultant and returned due to non-performance on an agreement.  We returned these shares to treasury stock June 29, 2009.

On July 1, 2009, we issued 8,333,300 common shares to retire a convertible note in the amount of $83,333 and accrued interest of $21,469.  The excess of the shares issued were to retire accrued interest and mandatory prepayment penalties.  We recorded a loss on conversion of $1,930.

Also on July 1, 2009, we issued 92,592 shares of common stock to a holder of a warrant to purchase 208,333 shares of common stock, pursuant to a cashless exercise feature of the warrant.

Also on July 1, 2009, we issued 833,330 shares of common stock to a consultant pursuant to a placement agent agreement.  We valued the shares on the issuance date and included $16,667 of professional fees in “professional and consulting fees”.

Also on July 1, 2009, we issued 40,000 shares of common stock to a holder of a warrant to purchase 90,000 shares of common stock, pursuant to a cashless exercise feature of the warrant.

On July 6, 2009, we issued 528,446 shares of common stock to a consultant to settle an outstanding invoice of $7,821.  We recorded these shares at the fair value on the issuance date, $0.02 per share, or $10,569 and included the resulting $2,748 loss as an increase of “loss on settlement of debt”.

On July 9, 2009, we issued 5,000,000 shares of common stock to a consultant for consulting services.  We valued the shares on the issuance date and included $100,000 of professional fees in “professional and consulting fees”.

On July 24, 2009, we issued 500,000 shares of common stock to a consultant for consulting services.  We valued the shares on the issuance date and included $5,000 of professional fees in “professional and consulting fees”.

On August 13, 2009, we issued 1,000,000 shares of common stock to a consultant for consulting services.  We valued the shares on the issuance date and included $10,000 of professional fees in “Professional and consulting fees”.

On August 19, 2009, we issued 1,000,000 common shares to retire a convertible note in the amount of $30,000 and accrued interest of $2,841.  Per the terms of the conversion feature of the note, the principal balance was convertible into 1,000,000 shares.  We recorded a gain on conversion of $947.

On August 20, 2009, we issued 500,000 shares of common stock to a consultant for consulting services.  We valued the shares on the issuance date and included $10,000 of professional fees in “professional and consulting fees”.

Also on August 20, 2009, we issued 1,000,000 shares of common stock to a consultant for consulting services.  We valued the shares on the issuance date and included $20,000 of professional fees in “professional and consulting fees”.

On August 26, 2009, we issued 515,600 shares of common stock to an accredited investor in consideration for $5,156.

Also on August 26, 2009, we issued 500,000 shares of common stock to a consultant to settle an outstanding invoice of $12,500.  We recorded these shares at the fair value on the issuance date, $0.03 per share, or $15,000 and included the resulting $2,500 loss as an increase of “loss on settlement of debt”.

On September 3, 2009, we issued 500,000 shares of common stock to a consultant for consulting services.  We valued the shares on the issuance date and included $40,000 of professional fees in “professional and consulting fees”.

Also on September 3, 2009, we issued 2,500,000 shares of common stock to an accredited investor in consideration for $25,000.

On September 10, 2009, we issued 2,000,000 shares of common stock to an accredited investor in consideration for $20,000.

Also on September 10, 2009, we granted a holder of 1,000,000 warrants to purchase shares of common stock a revision in the terms of the warrants from an exercise price of $0.08 per share to an exercise price of $0.01 per share.  The re-pricing was done in order to encourage the holder to exercise the warrant, which exercise was affected immediately subsequent to such re-pricing.  We revalued these warrants using the old and new warrant terms and deemed the difference in value a dividend.  Variables used in the calculation were: stock price on measurement date: $0.03; exercise price of options: $0.08 (old) and $0.01 (new); option term: 0.25 years; discount rate: 0.15% and computed volatility: 153.16%.  We deemed this revaluation as a dividend in the amount of $13,012.  The exercise entitles the Company to receive $10,000 in cash, which was received from the holder on September 9, 2009. We then issued 1,000,000 shares of common stock to the holder upon the exercise of the revised warrant.

Also on September 10, 2009, we issued 1,800,000 shares of common stock to a consultant pursuant to a placement agent agreement.  We valued the shares on the issuance date and included $108,000 of professional fees in “professional and consulting fees”.

In order to obtain bridge loan financing for the Company with Able in June and July, 2008, Steven B. Rash, the Company’s former Chief Executive Officer pledged 12,548,369 shares of Power3 common stock and 1,500,000 shares of Power3 preferred stock that he owned personally, as collateral for the bridge loans obtained.  During the nine months ended September 30, 2009, Able applied the net proceeds of $244,417 from the sale of the common shares to retire a portion of the principal and accrued interest on the notes.  During the three months ended September 30, 2009, the preferred stock were converted to common stock at a 1:1 ratio, and the resulting 1,500,000 common shares were sold by Able, with the net proceeds of $32,141 applied to retire a portion of the principal and accrued interest on the notes.  The net proceeds were treated as an addition to additional paid in capital.

At September 30, 2009, the Company owed 3,291,667 shares of common stock for consulting services under the terms of a consulting agreement between the Company and Dr. Lourdes Bosquez.  The shares are valued based on the closing price at the date they became due.  The total value of these shares is $58,750, which is presented as a stock payable on the balance sheet.

At September 30, 2009, the Company owed 500,000 shares of common stock for consulting services under the terms of a consulting agreement between the Company and Bronco Technology, Inc., an affiliate of Helen R. Park, the Company’s Interim Chief Executive Officer and Director.  The shares are valued based on the closing price on the date they became due.  The total value of these shares is $10,000, which is presented as a stock payable on the balance sheet.

NOTE 8 – FINANCING ARRANGEMENTS AND DERIVATIVE LIABILITIES

New Borrowings
During the nine months ended September 30, 2009, we received $20,000 in cash from two existing creditors.  As is more fully explained in Note 7, we clarified with these creditors that these amounts were retired at September 30, 2009.

Also, we received $50,000 in cash from two additional creditors.  An 8% note for $25,000 is due February 26, 2010, and an 8% note for $25,000 is due March 3, 2010.

Derivative Liabilities
Our derivative liabilities increased from $1,352,247 at December 31, 2008 to $10,779,084 at September 30, 2009, primarily due to the increase in our stock price during September 2009, resulting in a loss of $9,252,434 on derivative liabilities.

Some of our warrants contain a reset provision which was triggered when we granted warrants at $0.01 per share, which was below the strike price of those previously outstanding warrants during March 2009.  The amount of increase in liabilities due to these reset features was $116,147.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Common stock warrants	$7,986,269	$554,637
Embedded conversion features	2,792,815	778,178
Other derivative instruments	-	19,432
Total	$10,779,084	$1,352,247

NOTE 9 – TRANSGENOMIC DEFINITIVE AGREEMENT

On January 23, 2009, the Company executed a definitive Collaboration and Exclusive License agreement with Transgenomic, Inc. (“Transgenomic”).  The License Agreement grants Transgenomic exclusive rights in the United States and certain other countries to the Company’s proprietary test kits or systems for performing Neurodegenerative Diagnostic Tests, for which the Company will receive an up-front license execution fee, certain milestone fees, including fees payable in cash, fees payable in shares of Transgenomic common stock, and royalties based upon net sales of the Company’s tests, test kits or systems by Transgenomic.

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

During the nine months ended September 30, 2009, we recorded revenues of $209,109 relating to this agreement which includes the $100,000 up-front license execution fee.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2009, we issued 5,868,750 unrestricted shares of common stock under our stock incentive plan to contractors for services rendered and 5,728,455 restricted shares of common stock for services rendered.

On October 20, 2009, Bach Farms, LLC notified the Company of its intention to exercise their warrant to acquire 4,167 shares of the Company’s common stock for $42.  As of this date, the exercise has not been fulfilled by the Company.

On October 20, 20009, Sage Capital Investments notified the Company of its intention to exercise their warrant to acquire 62,500 shares of the Company’s common stock for $625.  As of this date, the exercise has not been fulfilled by the Company.

On October 20, 2009, Mohawk Funding LLC notified the Company of its intention to exercise their warrant to acquire 25,000 shares of the Company’s common stock for $250.  As of this date, the exercise has not been fulfilled by the Company.

On October 28, 2009, Rockmore Investment Master Fund notified the Company of its intention for a cashless exercise of their warrant to acquire 23,756 shares of the Company’s common stock pursuant to the cashless exercise feature of the warrant.  As of this date, the exercise has not been fulfilled by the Company.

On October 29, 2009, the Company and Dr. Lourdes Bosquez, agreed to a modification of the exercise price of an aggregate of 13,318,682 warrants to purchase common stock previously at an exercise price of $0.04 per share to an exercise price of $0.053 per share, and Dr. Bosquez subsequently exercised warrants to purchase 3,773,585 common shares for aggregate consideration of $200,000.

On November 12, 2009, Roger Kazanowski notified the Company of his intention for a cashless exercise of his warrants to acquire 5,000,000 shares of the Company’s common stock pursuant to the cashless exercise feature of the warrant.  As of this date, the exercise has not been fulfilled by the Company. The Company currently has an ongoing dispute with the warrant holder regarding issues surrounding the warrant holder’s beneficial ownership of the Company’s securities among other matters, and as a result, has not accepted the warrant exercise to date.

On November 12, 2009, Marion McCormick notified the Company of her intention for a cashless exercise of her warrants to acquire 466,667 shares of the Company’s common stock pursuant to the cashless exercise feature of the warrant.  As of this date, the exercise has not been fulfilled by the Company.

There are no additional subsequent events to report through November 16, 2009, the date the financial statements were issued.

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

Overview
Power3 Medical Products, Inc. (“Power3”, the “Company”, “we” and “us”) has been a development stage company since May 2004, with our primary business activities focused on the development of our intellectual property assets in the area of diagnoses for breast cancer, ALS, Alzheimer’s disease and Parkinson’s disease.  In September 2008, Steven B. Rash, our then Chief Executive Officer and Chairman of the Board, resigned from all of his positions with us.  Ira L. Goldknopf, our sole remaining director and Chief Scientific Officer, was appointed as President and Interim Chairman of the Board.  Helen R. Park (who has since been appointed as a Director) was appointed Interim Chief Executive Officer.  Under the direction of our restructured management team, we implemented a new strategy focusing on commercialization of our intellectual property assets, with less emphasis on research and development.  In connection with our new focus, and in an effort to preserve cash and reduce operating costs, we reduced the amount of space we occupied and implemented a reduction in our number of employees.

Prior to May 2004, we were engaged in product development, sales, distribution and services for the healthcare industry.  We transitioned to being a development stage company on May 18, 2004, when we completed the acquisition of certain intellectual property assets from Advanced Bio/Chem, Inc. and began focusing on research and development relating to those assets.  On September 12, 2003, we completed a one-for-fifty reverse stock split (which is retroactively reflected throughout this report, unless otherwise indicated) and changed our name from Surgical Safety Products, Inc. to Power3 Medical Products, Inc.

Results of Operations For the Three and Nine Months Ended September 30, 2009, Compared to The Three and Nine Months Ended September 30, 2008

Revenues
We had our first substantial influx of revenues resulting from our January 2009 license agreement with Transgenomic, Inc., which includes the $100,000 up-front license execution fee during the three months ended September 30, 2009.   Total revenues were $41,337 and $209,814 for the three and nine months ended September 30, 2009, respectively.  We had no revenues in the same periods in 2008.

Operating Expenses
Employee compensation was reduced $347,127 or 46.9% from $740,850 for the nine months ended September 30, 2008 to $393,723 for the same period in 2009, as we replaced our employees with contractors and significantly reduced headcount.  Employee compensation similarly decreased $96,516 or 45.1% from $213,945 for the three months ended September 30, 2008 to $117,429 for the same period in 2009.

Professional and consulting fees, mostly resulting from costs associated with our statutory filings and strategic funding initiatives, increased $275,750 or 258.2% and $89,593 or 9.8%, respectively, from $106,783 and $918,275 for the three and nine months ended September 30, 2008, respectively to $382,533 and $1,007,868 for the same three and nine month periods in 2009.

Occupancy and equipment was also substantially reduced by $25,585 or 75.3% and $74,399 or 73%, respectively, due to our scaling back of our office space in 2009; from $33,997 and $101,937 for the three and nine months ended September 30, 2008, respectively to $8,412 and $27,538 for the same three and nine month period ended September 30, 2009, respectively.

Travel and entertainment was also reduced $1,523 or 32% or $77,533 or 92.9%, respectively, from $4,762 and $83,464 for the three and nine months ended September 30, 2008, respectively to $3,239 and $5,931 for the three and nine months ended September 30, 2009, respectively, reflecting a more scaled back operation in 2009 from that in 2008.  Similarly, general and administrative expenses were reduced $19,293 or 9.5% from $202,111 for the nine months ended September 30, 2008 versus $182,818 for the nine months ended September 30, 2009, whereas general and administrative expenses increased $7,253 or 15.5% from $46,849 for the three months ended September 30, 2008 to $54,102 for the three months ended September 30, 2009.

Total operating expenses increased $159,379 or 39.2% from $406,336 for the three months ended September 30, 2008, compared to $565,715 for the three months ended September 30, 2009.  Total operating expenses decreased $428,759 or 20.9% from $2,046,637 for the nine months ended September 30, 2008, compared to $1,617,878 for the nine months ended September 30, 2009.

Other Income and Expense
We had an increase in derivative expense of $13,024,703 or 356.2% to an expense of $9,368,581 for the nine months ended September 30, 2009, compared to a gain of $3,656,122 for the nine months ended September 30, 2008.  We had an increase in derivative expense of $10,447,192 or 845.7% to an expense of $9,211,930 for the three months ended September 30, 2009, compared to a gain of $1,235,262 for the three months ended September 30, 2008.  The increased expense associated with our derivative liabilities resulted mostly from an increase in our stock price from December 31, 2008 to September 30, 2009.  Additionally, we had an $82,599 loss and a loss of $1,090,678 for the three and nine months ended September 30, 2009, respectively, on conversion of certain debt instruments to equity as a result of our attempt to reduce the Company’s debt load.  For the same periods in 2008, our gains were $382,784 and $380,400, respectively.

Interest expense decreased $339,881 or 86.4% and decreased $610,283 or 62.4%, respectively, from $393,543 and $978,780 for the three and nine months ended September 30, 2008, respectively to $53,662 and $368,497 for the same periods in 2009.  The decrease in interest expense was mainly due to the reduction of the Company’s debt load.

Deemed Dividends
Certain of our warrants were re-priced during March and August 2009, resulting in a deemed dividend charge to common shareholders of $47,115 for the nine months ended September 30, 2009.   For the same period in 2008, we had $12,071 of such deemed dividends.

Net Income/ (Loss)
Our net loss attributable to common shareholders for the three and nine months ended September 30, 2009 was $9,885,581 and $12,282,885, respectively.  Our net income attributable to common shareholders for the three months and nine months ended September 30, 2008 was $819,414 and $1,018,731, respectively.  The change was mainly due to the factors listed above, most notably the change in value of derivative liabilities resulting from the change in our stock price.

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

We had total assets of $98,896 as of September 30, 2009, consisting of current assets consisting of cash and cash equivalents of $38,371, other current assets of $8,076, and long-term assets consisting of furniture, fixtures and equipment net of accumulated depreciation of $46,745 and deposits of $5,704.

We had total liabilities of $13,267,201 as of September 30, 2009, consisting of current liabilities including the following: accounts payable of $1,070,059; notes payable which are in default of $451,000; notes payable to related parties of $50,000, including a $15,000 note payable to our former Chief Executive Officer and a $35,000 note payable to our former Chief Financial Officer; convertible debentures of $361,247; convertible debentures to related parties of $27,721; other current liabilities of $521,921; and, derivative liabilities of $10,779,084.

We had negative working capital of $13,220,754 and a total accumulated deficit of $81,515,311 as of September 30, 2009.

Net cash used in operating activities amounted to $147,282 for the nine months ended September 30, 2009, compared to $1,293,436 of net cash used in operating activities for the nine months ended September 30, 2008.  The change in net cash used in operating activities during 2009 compared to net cash provided by operating activities for 2008 was primarily due to changes in the fair value of derivative liabilities, and net income for the nine months ended September 30, 2008 compared to the significant net loss for the same period in 2009.

We had $52,500 of net cash used in investing activities for the nine months ended September 30, 2009, which was solely due to capital expenditures.

We had net cash provided by financing activities of $229,822 for the nine months ended September 30, 2009, which included $85,156 of proceeds from the sale of common stock, $20,000 of borrowings on notes payable, $50,000 from proceeds from certificate of deposit, and warrants and rights, net of issuance cost, of $74,666.

As of September 30, 2009, our principal source of liquidity was $38,371 in cash.

Plan of Operation and Cash Requirements
We currently have minimal operating revenues from product sales and the performance of services and we continue to experience net operating losses. We are actively pursuing third party licensing agreements, collaboration agreements, distribution agreements and similar business arrangements in order to establish an adequate revenue base utilizing our capabilities in disease diagnosis based on protein and biomarker identification, and drug resistance in the areas of cancers, neurodegenerative and neuromuscular diseases. We have undertaken clinical validation studies to demonstrate the diagnostic capabilities of our technologies. However, there can be no assurances when revenue-generating agreements will result in continuous revenue streams.

Our goal over the next several months is to complete Phase II of our testing of our Alzheimer’s and Parkinson’s disease clinical trials with Transgenomic, Inc.  We hope to commercialize these tests in the first quarter of 2010, of which there can be no assurance.

We are currently seeking grants and financing to fund our operations through the point of commercialization.  There is no guarantee that we can raise the required capital to fund our operations, or that our products, once commercialized, will generate adequate revenues to sustain our operations.

Off Balance Sheet Arrangements
None.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting
During our review of our internal control over financial reporting for the period ended September 30, 2009, and in the process of preparing this report, our management discovered that there are material weaknesses in our internal controls over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified during the preparation of this report were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources to provide reasonable assurance that the financial statements could be prepared in accordance with GAAP; (iii) inadequate security over information technology; and (iv) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures.  These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.  Accordingly, management has determined that these control deficiencies constitute material weaknesses.

During the nine months ended September 30, 2009, we hired a Chief Financial Officer to oversee financial reporting and instituting internal control over financial reporting.  Management is currently evaluating additional remediation plans for the above control deficiencies, including (i) engaging an information technology consultant to review present security over our information technology and propose additional security measures to enhance the security of our information technology; and (ii) engaging a consultant licensed as a Certified Public Accountant to assist us with the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On March 20, 2009, we were served with a lawsuit in McLennon Law Corporation vs. Power3 Medical Products, Inc. in Superior Court of California, County of San Francisco.  In the lawsuit, McLennon Law Corporation (“McLennon”) is alleging unpaid legal services of approximately $115,000 plus interest and costs.  We demurred to the complaint, and we expect McLennon to amend their complaint to the breach of contract cause of action. We previously accrued for this amount and it is carried in accounts payable at September 30, 2009.

On June 12, 2006, we were served with a lawsuit in IS&T Consulting Group, LLC vs. Power3 Medical Products, Inc. in Montgomery County, Texas, 9th Judicial District.  In the lawsuit, IS&T Consulting Group is suing for breach of contract for approximately $10,000.  Both parties subsequently signed an agreed judgment in relation to the case, and a payout schedule has been agreed upon.  We previously accrued for this amount and it is carried in accounts payable at September 30, 2009.  We are current on our payments to IS&T under this settlement to date.

On October 14, 2008, we were served with a lawsuit in Woodlands Road Utility District #1 vs. Power 3 Medical Products, Inc. in Montgomery County, Justice Court, Precinct 3.  In the lawsuit, the plaintiff alleged that we owed personal property taxes on personal property that was not owned by us at the time the taxes were assessed.  On July 15, 2009, the court in the lawsuit ruled that we are responsible, as the successor in interest to Advanced Bio/Chem, Inc., for the delinquent taxes, penalties and interest in the amount of $3,810.  However on September 15, 2009, the lawsuit was dismissed.

On January 13, 2009, Marion McCormick, former Chief Accounting Officer, filed a wage claim with the Texas Workforce Commission against the Company for wages owed. The Texas Workforce Commission found Ms. McCormick’s wages to be due and payable by the Company.   The Company appealed the finding on the basis of the convertible promissory note issued to her. On June 26, 2009, the Texas Workforce Commission found Ms. McCormick’s wages of $17,389 to be due and payable by the Company, and the Company settled the debt on August 31, 2009.

On August 7, 2009, the Company reached an agreement with the Internal Revenue Service to make monthly payments of $1,400 on a total of $85,100 of payroll taxes owed for the tax periods of December 2005, June 2008, and September2008.  We are current on our payments to the Internal Revenue Service under this settlement to date.

On September 28, 2009, Marion McCormick, former Chief Accounting Officer, exercised the option to convert a $30,000 Note plus interest into common shares of the Company’s stock.  The Company disputes the amount due to Ms. McCormick under the Note.  The Company carries the full amount of the Note on the Balance Sheet included in Convertible Debentures-Related Party.  We are aware that Ms. McCormick has engaged an attorney to represent her interests in connection with the matter.

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Report on Form 10-K, filed with the Commission on April 15, 2009, and investors are encouraged to review such risk factors before making an investment in the Company.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

On July 1, 2009, we issued 8,333,300 shares of our common stock upon conversion of $83,333 of principal amount of a convertible note.  The issuance of the common stock upon conversion of the convertible note was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of certain states, in reliance on the exemptions provided by Section 3(9) of the Securities Act and in reliance on similar exemptions under applicable state laws for exchanges of securities with existing security holders.

On July 1, 2009, we issued a total of 132,592 shares of our common stock in connection with the exercise of two warrants to purchase 298,333 shares of our common stock pursuant to a cashless exercise feature of the warrants.  The issuance of the common stock in exchange for the warrants was exempt from registration under the Securities Act, in reliance on the exemptions provided by Section 3(9) of the Securities Act.

On July 1, 2009, we issued 833,330 shares of our common stock to a consultant who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, in payment of $13,333 in consulting fees due pursuant to a placement agent agreement.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the consultant that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

On August 19, 2009, we issued 1,000,000 shares of our common stock upon conversion of $30,000 of principal amount of a convertible note.  The issuance of the common stock upon conversion of the convertible note was exempt from registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 3(9) of the Securities Act and in reliance on similar exemptions under applicable state laws for exchanges of securities with existing security holders.

On September 26, 2009, we issued 515,600 shares of our common stock to an investor who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, in exchange for an investment of $5,156 in cash.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the investor that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

On September 3, 2009, we issued 2,500,000 shares of our common stock to an investor who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, in exchange for an investment of $25,000 in cash.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the investor that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

On September 10, 2009, we issued 2,000,000 shares of our common stock to an investor who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, in exchange for an investment of $20,000 in cash.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the investor that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

On September 10, 2009, we granted an existing security holder warrants to purchase 1,000,000 shares of our common stock for $0.01 per share in exchange for warrants to purchase an equal number of shares for $0.08 per share and the holder’s agreement to exercise the new warrants for cash.  We then issued 1,000,000 shares of our common stock to the existing security holder, who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, upon the exercise of the new warrants for $10,000 in cash.  The grant of the warrants in exchange for the existing warrants was exempt from registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 3(9) of the Securities Act and in reliance on similar exemptions under applicable state laws for exchanges of securities with existing security holders.  The offer and sale of the shares upon exercise of the warrants was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the security holder that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

On September 10, 2009, we issued 1,800,000 shares of our common stock to a consultant who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, in payment of $108,000 in consulting fees due pursuant to a placement agent agreement.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the consultant that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

In order to obtain bridge loan financing for the Company with Able in June and July, 2008, Steven B. Rash, the Company’s former Chief Executive Officer pledged 12,548,369 shares of Power3 common stock and 1,500,000 shares of Power3 preferred stock that he owned personally, as collateral for the bridge loans obtained.  During the nine months ended September 30, 2009, Able sold the common shares and applied the net proceeds of $244,417 to retire a portion of the principal and accrued interest on the notes.  During the three months ended September 30, 2009, the preferred stock was converted into common stock at a 1:1 ratio, and the resulting 1,500,000 common shares were sold by Able, with the net proceeds of $32,142 applied to retire a portion of the principal and accrued interest on the notes.  The net proceeds were treated as an addition to additional paid in capital.

At September 30, 2009, the Company owed 3,291,667 shares of common stock for consulting services under the terms of a consulting agreement between the Company and Dr. Lourdes Bosquez.  The shares are valued based on the closing price at the date they became due.  The total value of these shares is $58,750, which is presented as a stock payable on the balance sheet.

At September 30, 2009, the Company owed 500,000 shares of common stock for consulting services under the terms of a consulting agreement between the Company and Bronco Technology, Inc., an affiliate of Helen R. Park, the Company’s Interim Chief Executive Officer and Director.  The shares are valued based on the closing price on the date they became due.  The total value of these shares is $10,000, which is presented as a stock payable on the balance sheet.

Subsequent to September 30, 2009, we issued 5,868,750 unrestricted shares of common stock under our stock incentive plan to contractors for services rendered, 5,728,455 restricted shares of common stock for services rendered, and 2,000,000 restricted shares of common stock upon the exercise of warrants.

On October 20, 2009, Bach Farms, LLC notified the Company of its intention to exercise their warrant to acquire 4,167 shares of the Company’s common stock for $42.  As of this date, the exercise has not been fulfilled by the Company.

On October 20, 20009, Sage Capital Investments notified the Company of its intention to exercise their warrant to acquire 62,500 shares of the Company’s common stock for $625.  As of this date, the exercise has not been fulfilled by the Company.

On October 20, 2009, Mohawk Funding LLC notified the Company of its intention to exercise their warrant to acquire 25,000 shares of the Company’s common stock for $250.  As of this date, the exercise has not been fulfilled by the Company.

On October 28, 2009, Rockmore Investment Master Fund notified the Company of its intention for a cashless exercise of their warrant to acquire 23,756 shares of the Company’s common stock pursuant to the cashless exercise feature of the warrant.  As of this date, the exercise has not been fulfilled by the Company.

On October 29, 2009, the Company and Dr. Lourdes Bosquez, agreed to a modification of the exercise price of an aggregate of 13,318,682 warrants to purchase common stock previously at an exercise price of $0.04 per share to an exercise price of $0.053 per share, and Dr. Bosquez subsequently exercised warrants to purchase 3,773,585 common shares for aggregate consideration of $200,000.

The offer and sale of equity securities described above were made without registration under the Securities Act in reliance on the exemptions provided by Section 4(2) of the Securities Act.  No general solicitation or general advertising was conducted in connection with the issuances.  We disclosed that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

In April 2009, we were declared in default in the payment of principal and interest with respect to our 6% Convertible Debenture, in the aggregate principal amount of $200,000, held by NeoGenomics, Inc.  The amount of the total arrearage as of the date of this report is $200,000 in principal and approximately $29,482 in accrued interest.

We are in default of principal and interest with respect to our 12% Note in the aggregate principal amount of $251,000, and our 12% Note in the aggregate principal amount of $200,000, held by Cordillera Fund L.P.

We are in default of principal and interest with respect to our 16% Note in the aggregate principal and interest amount of $72,176 as of September 30, 2009, held by Able Income Fund LLC.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

On July 10, 2009, the Board of Directors of the Company appointed Helen R. Park as a director of the Company.  Ms. Park fills the vacancy on the Board of Directors resulting from the resignation of Steven B. Rash as a director of the Company effective September 3, 2008.

Ms. Park has served as the Company’s Interim Chief Executive Officer since September 7, 2008.  Ms. Park also served as the Company’s Interim Chief Financial Officer from December 12, 2008 through April 29, 2009.  Ms. Park has an M.S. in Bio/Chemistry at Baylor College of Medicine with 40 plus years in Science and Bio Technology business management.  She and Dr. Ira L. Goldknopf, the President and previously the sole director of the Company, co-founded Advanced Bio/Chem in 2000, and she served in various executive positions, including Chief Executive Officer and Chairman of the Board with that company through June 2004.  Ms. Park has been founder and CEO of Bronco Technology Inc., a contracting and consulting firm for bio-technology companies and institutions, including Bayer Services Technology, UTMD Anderson Cancer Center, Flow Genix, UT Health Science Center, Agennix, and Meta-Informatics, since 1994.  Ms. Park is also consulting on business management reorganization with other bio-technology companies in the greater Houston, Texas area.

On September 7, 2008, the Company entered into a Consulting Agreement (the “Agreement”) with Bronco Technology, Inc., under which Ms. Park served as the Company’s Interim Chief Executive Officer through June 1, 2009.  Under the terms of the Agreement, Bronco Technology was entitled to compensation for providing the services of Ms. Park on a monthly basis with $5,000 in cash and 100,000 restricted shares of the Company’s common stock.  Effective June 4, 2009, the Company issued Bronco Technology 2,560,908 restricted shares of the Company’s common stock for $32,000 in cash due under the Agreement through May 31, 2009, plus accrued interest, and 400,000 restricted shares of the Company’s common stock for stock due under the Agreement through May 31, 2009, after which date the Consulting Agreement was amended.

On or about November 18, 2008, Ms. Park received a convertible promissory note from the Company with an initial principal amount of $150,000, convertible into 5,000,000 shares of the Company’s common stock, and warrants to purchase an additional 5,000,000 shares of the Company’s common stock at $0.04 per share.  The note and warrants were issued to Ms. Park as compensation for services rendered by Ms. Park to the Company prior to her appointment as Interim Chief Executive Officer.  On March 2, 2009, Ms. Park converted the entire principal balance and accrued interest of the note into 9,571,429 shares of the Company’s common stock.

On June 1, 2009, the Company entered into an Amended and Restated Consulting Agreement (the “Amended Agreement”) with Bronco Technology.  Under the terms of the Amended Agreement, Bronco Technology is compensated for providing the services of Ms. Park as the Company’s Interim Chief Executive Officer, through May 31, 2011, with monthly cash payments of $8,334, subject to annual review by the Company’s Board of Directors or compensation committee of the Board of Directors, if any.  Under the Amended Agreement, Bronco Technology is also entitled to receive cash commission payments of 1.0%, not to exceed $5,000 per month, based upon royalties received by the Company for certain of its products through license agreements signed during the term of the Amended Agreement.  The Amended Agreement also contains a non-disclosure and non-use of proprietary information clause and a non-interference clause covering the term of the agreement and for a period of five (5) years thereafter.  Either party may terminate the Amended Agreement, either with or without cause upon giving the other party at least thirty days notice.

Ms. Park is not a party to any arrangement or understanding with any other persons pursuant to which she was selected as a director.

On September 1, 2009, the Company entered into a Second Modification and Ratification of Lease Agreement (the “Lease Modification”) with its landlord.  Pursuant to the Lease Modification, the landlord and the Company agreed to reduce the amount of leased space which the Company leases for its principal executive offices, located at 3200 Research Forest Drive, The Woodlands, Texas, from approximately 7,186 square feet to approximately 2,883 square feet; to extend the lease until June 30, 2010; and to provide for base rent payable pursuant to the Lease Modification to be $4,296 per month during the term of the lease.

On or around September 10, 2009, the Company settled certain disputes it had with a former financial consultant and the Company and former consultant agreed to mutually release each other from any and all liability in connection with such prior engagement in consideration for the issuance of 1,800,000 shares of our common stock.  Additionally, in connection with the release, an aggregate of 800,000 previously issued shares of the Company’s common stock which were being held in escrow were returned to the Company for cancellation.

ITEM 6 – EXHIBITS

Exhibit No.	INDEX TO EXHIBITS
10.1(1)	Collaboration and Exclusive License Agreement by and between the registrant and Transgenomic, Inc., dated January 23, 2009 (excluding schedules and exhibits).
10.2(1)	Employment Agreement by and between the registrant and John P. Ginzler, dated as of May 1, 2009.
10.3(1)	Second Amended and Restated Employment Agreement by and between the registrant and Ira L. Goldknopf, Ph.D., dated as of May 17, 2009.
10.4(1)	Amended and Restated Consulting Agreement by and between the registrant and Bronco Technology, Inc., dated as of June 1, 2009.
31.1*	Certification of Power3 Medical Products, Inc. Interim Chief Executive Officer, Helen R. Park, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Power3 Medical Products, Inc. Chief Financial Officer, John Ginzler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Power3 Medical Products, Inc. Interim Chief Executive Officer, Helen R. Park, and Chief Financial Officer, John Ginzler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
(1) Filed as exhibits to the Company’s Form 10-Q Quarterly Report, filed with the Commission on August 11, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Power 3 Medical Products, Inc.
Date: November 16, 2009	By:	/s/ Helen Park
Helen Park
Interim Chief Executive Officer