Form 10-K
period 2009-12-31
POWER 3 MEDICAL PRODUCTS INC
filed 2010-04-15
CIK 1063530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended:   December 31, 2009

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________ to __________.

Commission File Number:   000-24921

POWER3 MEDICAL PRODUCTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

New York	65-0565144
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

3400 Research Forest Drive, Suite B2-3
The Woodlands, Texas	77381
(Address of Principal Executive Offices)	(Zip Code)

(281) 466-1600
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

None	None

Securities registered under Section 12(g) of the Act:
Common Stock, $.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2009, was $5,927,703.

As of April 7, 2010, 427,397,313 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenue and costs, and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to fund future growth and implement our business strategy;

•	our dependence on a limited number of business partners for substantially all of our revenue;

•	projections of our future revenue, results of operations and financial condition;

•	anticipated deployment, capabilities and uses of our products and our product development activities and product innovations;

•	the importance of proteomics as a major focus of biology research;

•	competition and consolidation in the markets in which we competes;

•	existing and future collaborations and partnerships;

•	the utility of biomarker discoveries;

•	our belief that biomarker discoveries may have diagnostic and/or therapeutic utility;

•	our ability to comply with applicable government regulations;

•	our ability to expand and protect our intellectual property portfolio;

•	the condition of the securities and capital markets;

•	general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business;

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under “Item 1A.  Risk Factors” and “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 1.  Business.

Overview

We are a leading bio-technology company focused on the development and marketing of novel diagnostic products through the analysis of proteins. We believe that the future of medicine lies in a shift from a treatment paradigm to a prevention paradigm. By understanding the connections between proteins and disease, we believe that individuals who have a greater risk of developing disease can be identified and physicians can use this information to improve patient outcomes, patient healthcare, and identify those individuals who would benefit from preventive therapies. We employ a number of proprietary technologies that help us to understand the genetic basis of human disease and the role that proteins may play in the onset, progression and treatment of disease. We use this information to guide the development of diagnostic products that are designed to assess an individual’s risk for developing disease later in life (predictive medicine), identify a patient’s likelihood of responding to drug therapy and guide a patient’s dosing to ensure optimal treatment (personalized medicine), or assess a patient’s risk of disease progression and disease recurrence (prognostic medicine). Our goal is to provide physicians with this critical information that may guide the healthcare management of their patients to prevent disease, delay the onset of disease, or catch the disease at an earlier stage when it is more treatable.

 Our business is focused on the development of novel diagnostic tests in the fields of cancer, and neurodegenerative and neuromuscular diseases such as amytrophic lateral sclerosis (commonly known as ALS or Lou Gehrig’s disease), Alzheimer’s disease and Parkinson’s disease. We also address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and others through collaborations with leading academic and research institutions. We apply proprietary methodologies to discover and identify protein biomarkers associated with diseases. We also use advanced protein separation methods to identify and resolve variants of specific biomarkers (known as “translational proteomics”) for developing a procedure to measure a property or concentration of an analyte (known as an “assay”) and commercializing novel diagnostic tests. By discovery and development of protein-based disease biomarkers, we have developed tools for diagnosis, prognosis, early detection and identification of new target drugs in cancer, and neurodegenerative and neuromuscular diseases such as amytrophic lateral sclerosis (commonly known as ALS or Lou Gehrig’s disease), Alzheimer’s disease and Parkinson’s disease.

We have established a scientific advisory board to assist in the research and development of our products. The members of this scientific advisory board are recognized leaders in their chosen fields and have strong affiliations with such institutions as the Baylor College of Medicine and the Sun Health Research Institute. We are working with them to find effective therapeutics and novel predictive medicine for important human diseases. Our scientific team is headed by our Dr. Ira L. Goldknopf, who is our President and Chief Scientific Officer.  Dr. Goldknopf was a pioneer in the science of clinical proteomics in the 1970s and 1980s and in so doing made a significant biochemistry discovery — the ubiquitin conjugation of proteins. Our scientific team has leveraged these significant insights and has made progress in the discovery of unique disease protein footprints of biomarkers in breast cancer, neurodegenerative disease, and drug resistance to chemotherapeutic agents.

We are continuing to develop and commercialize proteomic and related biomarker tests that will assist providers and payers in determining the most appropriate therapeutic intervention for a particular patient. These tests are developed based on our know-how and expertise, in partnership with thought leaders and leading healthcare institutions, and intellectual property that we have developed on our own, licensed from others, or acquired from other parties. Our tests are available to patients by physician’s prescription to providers located primarily in the United States and may be performed in our CLIA-certified laboratory or partnered with other test providers.

Background

We were incorporated in New York in May 1993.  Prior to 2009, we were a development stage company with our primary business activity focused exclusively on the development of our intellectual property assets in the area of diagnoses for breast cancer, ALS, Alzheimer’s disease and Parkinson’s disease.  In September 2008, Steven B. Rash, our Chief Executive Officer and Chairman of the Board at the time, resigned from all of his positions with us.  Ira L. Goldknopf, our sole remaining director and Chief Scientific Officer, was appointed as President and Interim Chairman of the Board.  Helen R. Park was appointed Interim Chief Executive Officer.  Under the direction of our restructured management team, we implemented a new strategy focusing on commercialization of our intellectual property assets, with less emphasis on research and development.   We have since developed a portfolio of products including BC-SeraPro™, a proteomic blood serum test for the early detection of breast cancer, and NuroPro®, a serum test for the detection of neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases.

Proteomics

Proteomics is the study and analysis of proteins. Proteomics compares proteins from biological samples obtained from people with specific known characteristics or medical conditions with samples from people without those characteristics or medical conditions. It also compares proteins from biological samples obtained from people who responded positively to a specific form of treatment with samples from people who did not respond or responded negligibly to the same treatment or who suffered toxic side effects from the treatment. Once a proteomic difference has been identified for a specific characteristic or disease or treatment response, the study is repeated, or replicated, in additional samples to confirm the initial findings. The findings are then studied using biological samples from the general population to understand how they occur in different groups in the population and to assess their potential utility for use in new diagnostic test procedures. Some findings from disease association studies and studies of treatment response may have applicability in the development of new drugs or therapeutic agents.

Through proteomics, scientists can more accurately understand the functioning of a healthy body and are assisted in the identification of the proteins associated with specific diseases. Proteins that change in the course of disease are the building blocks for new screening and diagnostic tests which we are developing to provide earlier disease detection, enhanced treatment and monitoring assistance.

Relationship Between Proteins and Diseases

The entire genetic content of any organism, known as its genome, is encoded in strands of deoxyribonucleic acid (“DNA”).  Cells perform their normal biological functions through the genetic instructions encoded in their DNA, which results in the production of proteins.  The process of producing proteins from DNA is known as gene expression or protein expression. Differences in living organisms result from variability in their genomes, which can affect the types of genes expressed and the levels of gene expression. Each cell of an organism expresses only approximately 10% to 20% of the genome. The type of cell determines which genes are expressed and the amount of a particular protein produced. For example, liver cells produce different proteins from those produced by cells found in the heart, lungs and skin.

Proteins play a crucial role in virtually all biological processes, including transportation and storage of energy, immune protection, generation and transmission of nerve impulses and control of growth. Diseases may be caused by a mutation of a gene that alters a protein directly or indirectly, or alters the level of protein expression. These alterations interrupt the normal balance of proteins and create disease symptoms. A protein biomarker is a protein or protein variant that is present in a greater or lesser amount in a disease state versus a normal condition. By studying changes in protein biomarkers, researchers may identify diseases prior to the appearance of physical symptoms. Historically, researchers discovered protein biomarkers as a byproduct of basic biological disease research, which resulted in the validation by researchers of approximately 200 protein biomarkers that are being used in commercially available clinical diagnostic products.

Limitations of Existing Diagnostic Approaches

The healthcare industry continues its struggle to manage costs, as evidenced by the projected growth of United States health expenditures to $4.4 trillion in 2018 [National Healthcare Expenditure Data project 2008]. While the use of therapeutics continues to grow, treatment continues, for the most part, to be delivered through a trial-and-error approach and drugs are generally developed to treat broad populations without regard for the difference in response by certain individuals to specific therapeutic regimes. In fact, the cost of prescribing potentially harmful medications in hospitals has been estimated by the Institute of Medicine to be at least $3.5 billion a year, including 400,000 preventable drug-related injuries occur each year in hospitals, 800,000 in long-term care settings, and at least 500,000 in outpatient Medicare recipients [Institute of Medicine of the National Academies, 2006].

The economics of healthcare demand improved allocation of resources. Improved allocation of resources can be derived through disease prevention, early detection of disease leading to early intervention and diagnostic tools that can triage patients to more appropriate therapy and intervention. If, early in drug development, companies sought to understand more clearly the characteristics that defined the population of patients more likely to respond favorably to a product or more or less likely to experience certain side effects, subsequent development efforts could be more effectively targeted. Typically referred to as enrichment techniques, these tools have been increasingly employed throughout the drug development process. For example, if clinical trials are conducted in the subset of severe congestive heart failure, approval might still be gained for the broader designation of congestive heart failure without limitation as to severity. Similarly, proteomic and other biomarkers may be applied to identify specific patient subpopulations that are more or less likely to respond to a drug. This could result in faster and less expensive clinical trials, reduce the risk of a total study failure, and accelerate the timeline to approval. In addition, the commercialized product would be positioned to be differentiated from other agents within its class or therapeutic area, possibly by superior efficacy in the subpopulation but certainly by better scientific, functional, or mechanistic data. Similarly, if pharmaceutical and biotechnology companies could identify the patients most likely to have an unwanted side effect based on genetic variation, they could more closely monitor these patients or eliminate them from participating in clinical trials, improving the risk-benefit ratio of treatment.

The in vitro diagnostic industry manufactures and distributes products that are used to detect thousands of individual components present in human derived specimens. However, the vast majority of these assays are used specifically to identify single protein biomarkers. A protein biomarker is a protein or protein variant that is present at greater or lesser concentrations in a disease state versus a normal condition.  The development of new diagnostic products has been limited by the complexity of disease states, which may be caused or characterized by several or many proteins or post-translationally modified protein variants. Diagnostic assays that are limited to the detection of a single protein often have limitations in clinical specificity (true negatives) and sensitivity (true positives) due to the complex nature of many diseases and the inherent biological diversity among populations of people. Diagnostic products that are limited to the detection of a single protein may lack the ability to detect more complex diseases, and thus produce results that are unacceptable for practical use. The heterogeneity of disease and of the human response to disease often underlies the shortcoming of single biomarkers to diagnose and predict many diseases accurately.

Power3’s Solution

We are applying translational proteomics research, development tools and methods to analyze biological information in an attempt to discover associations between proteins, protein variants, protein-protein interaction and diseases. Our focus on translational proteomics enables us to address the market for novel diagnostic tests that simultaneously measure multiple protein biomarkers.  Conventional protein tests measure a single protein biomarker whereas most diseases are complex.  We believe that efforts to diagnose cancer and other complex diseases have failed in large part because the disease is heterogeneous at the causative level (i.e., most diseases can be traced to multiple potential etiologies) and at the human response level (i.e., each individual afflicted with a given disease can respond to that ailment in a specific manner). Consequently, measuring a single protein biomarker when multiple protein biomarkers may be altered in a complex disease is unlikely to provide meaningful information about the disease state. We believe that our approach of monitoring and combining multiple protein biomarkers using a variety of analytical techniques, including mass spectrometry, will allow us to create diagnostic tests with sufficient sensitivity and specificity about the disease state to aid the physician considering treatment options for patients with complex diseases.

We have developed diagnostic tests based on known and newly identified protein biomarkers to help physicians predict an individual’s predisposition for a disease in order to better characterize, monitor progression of and select appropriate therapies for such disease. By using multiple biomarkers, we are able to better encompass the disease and host response heterogeneity. In addition, by examining specific biomarkers with greater resolution, for example, post-translational modifications, we believe we can improve the specificity of our diagnostic biomarkers because these modifications reflect both the pathophysiology and host response.  This is accomplished using an advanced protein separation system (integrated equipment, reagents and software) to identify combinations of specific biomarkers leading to commercialization of disease-specific assays.

Our goals are to: (i) develop novel diagnostic tests that address unmet medical needs, particularly in stratifying patients according to the risk of developing a disease, having a disease or failing a specific therapy for a disease, (ii) facilitate more efficient clinical trials of new therapeutics by providing biomarkers that stratify patients according to likelihood of response, and (iii) identify biomarkers that can form the basis of molecular imaging targets.  We has chosen to concentrate primarily in the areas of cancer and neurodegenerative and neuromuscular diseases such as amytrophic lateral sclerosis (commonly known as ALS or Lou Gehrig’s disease), Alzheimer’s disease and Parkinson’s disease because these areas generally lack quality diagnostic tests and, therefore, we believe patient outcomes can be significantly improved by the development of novel diagnostic tests.

Addressing the Heterogeneity of Disease

Our strategy is to create a diagnostics paradigm that is based on risk stratification, multiple-biomarker testing and information integration. This strategy is based on the belief that any specific disease is heterogeneous and, therefore, relying on a single disease biomarker to provide a simple “yes-no” answer is likely to fail. We believe that efforts to diagnose cancer and other complex diseases have failed in large part because the disease is heterogeneous at the causative level, meaning that most diseases can be traced to multiple potential etiologies, and at the human response level, meaning that each individual afflicted with a given disease can respond to that ailment in a specific manner. Consequently, diagnosis, disease monitoring and treatment decisions can be challenging. This heterogeneity of disease and difference in human response to disease and/or treatment underlies the shortcomings of single biomarkers to predict and identify many diseases. A better understanding of heterogeneity of disease and human response is necessary for improved diagnosis and treatment of many diseases.

Validation of Biomarkers Through Proper Study Design

Analysis of peer-reviewed publications reveals almost daily reports of novel biomarkers or biomarker combinations associated with specific diseases. Few of these are used clinically. As with drug discovery, preliminary research results fail to canvass sufficient variation in study populations or laboratory practices and, therefore, the vast majority of candidate biomarkers fail to be substantiated in subsequent studies. Recognizing that validation is the point at which most biomarkers fail, our strategy is to reduce the attrition rate between discovery and clinical implementation by building validation into the discovery process. Biomarkers fail to validate for a number of reasons, which can be broadly classified into pre-analytical and analytical factors. Pre-analytical factors include study design that does not mimic actual clinical practice, inclusion of the wrong types of control individuals and demographic bias (usually seen in studies in which samples are collected from a single institution). Analytical factors include poor control over laboratory protocols, inadequate randomization of study samples and instrumentation biases (for example, higher signal early in the experimental run compared to later in the experimental run). Finally, the manner in which the data are analyzed can have a profound impact on the reliability of the statistical conclusions.

When designing clinical studies, we begin with the clinical question, since this drives the downstream clinical utility of the biomarkers.  With the starting point of building validation into the discovery process, we design our studies to include the appropriate cases and control groups. We further incorporate an initial validation component even within the discovery component.  We place an emphasis on multi-institutional studies, inclusion of clinically relevant controls, using qualified and trained operators to run assays and collect data.   To date, we have analyzed more than 2,000 samples from eight medical centers in our breast cancer program, our neurodegenerative disease program, our drug resistance program and other programs that we have.  In analyzing the complex proteomics data, we take a skeptical view of statistical methodologies, choosing to use a variety of approaches and looking for concordance between approaches, taking the view that individual and group performance of biomarkers deemed significant by multiple statistical algorithms are more likely to reflect biological conditions than mathematical artifacts.

Exploiting the Power of Mass Spectrometry to Improve Assay Specificity

The functional activity of proteins is often modulated by changes in its structure.  Conventional approaches to assay proteins vary in their ability to detect these changes, and may depend on the specificity of the antibody to the original or altered forms of the proteins.  Additionally, a conventional assay may inadvertently measure only one form of a protein while many other forms of this protein exist.  Our use of mass spectrometry has advantages over traditional assay approaches due to its ability to distinguish two or more highly related protein species based on molecular mass, or in combination with chromatographic separation tools based on biochemical properties.  Because most traditional assay approaches rely strictly on using antibodies to capture the intended biomarker, protein forms with a common epitope are not readily distinguished.  Current assays rely on unwieldy western blots or alternately immunoblot, which are both low throughput and poorly quantitative. Our assay measures the product of the enzymatic reaction directly, provides the quantitation necessary to distinguish between diseases, evaluates patient responses to therapy, and monitors patients during clinical remission to prevent recurrences of the disease.

Creating and Maintaining a Multi-Disease Product Pipeline

We plan to develop potential diagnostic tests based on biomarkers discovered in its sponsored programs with academic collaborators and through the in-license of biomarkers and assays from academic customers.  We have obtained access to biomarkers that may potentially lead to additional diagnostic tests. Going forward, we will continue to identify users who may provide additional biomarker discoveries for our diagnostics test pipeline. Additionally, we have the opportunity to identify biomarkers discovered on other proteomic platforms that will complement its existing product pipeline.

We have entered into collaboration, research, material transfer, and license agreements with several academic institutions, to support  large-scale clinical studies, which include ongoing clinical studies as well as future clinical studies.  Together with our collaborators, we are currently conducting large-scale protein biomarker studies of cancer and neurodegenerative diseases.  Most of these studies involve the analysis of large numbers of samples from healthy and diseased individuals, or comparing patients with the disease of interest to those with related diseases for which clinical distinction is necessary. The goal of most of these studies is to identify sets of proteins that serve as biomarkers for a specific disease.

Strategy

Our strategy is to understand the relationship between proteins and human diseases in order to develop the next generation of molecular diagnostic products. Through our proprietary technologies, we believe we are positioned to identify important disease genes, the proteins they produce, and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease. We believe that identifying these genes, proteins, and pathways will enable us to develop novel molecular diagnostic products. Our business strategy includes the following key elements:

•
Discover important disease genes, understand their function and determine their role in human disease. We will continue to use our proprietary technologies in an effort to efficiently discover important genes and proteins and to understand their role in human disease.

•
Acquire promising biomarkers/patents from other organizations. We intend to continue to take advantage of in-licensing or acquisition opportunities to augment our in-house product development programs. We recognize that we cannot meet all of our research discovery needs internally and can benefit from the research performed by other organizations. We intend to leverage our product development expertise to acquire new product opportunities in molecular diagnostic areas of focus.

•
Grow our diagnostic test business in the U.S.  We will continue to seek to increase the market penetration of our existing molecular diagnostic products in the U.S. Additionally, we will pursue new product opportunities in the areas of predictive, personalized, and prognostic medicine.  We believe that our diagnostic products will play an increasingly important role in the management of a patient’s healthcare.

•
Expand our molecular diagnostic business internationally. While we have collaborations in several European countries, we intend to establish operations in Europe in the future and market our current and future diagnostic products and any future products in the major market countries in Europe for which we believe there is an attractive commercial opportunity, subject to any required regulatory approvals and the license rights to our products.

In furtherance of our strategy, we are advancing our pre-clinical pipeline of therapeutics and related biomarkers into the clinic or to other stages that are consistent with the program objectives, developing, acquiring and/or in-licensing and advancing therapeutics, leveraging our know-how and expertise in drug and biomarker development, and working with providers, payers and others to accelerate uptake and adoption of our diagnostic tests in clinical care with the goal of improving cost and clinical outcomes.

Products and Product Candidates

We have developed a portfolio of products including BC-SeraPro™, a proteomic blood serum test for the early detection of breast cancer, and NuroPro®, a serum test for the detection of neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases.  These products are designed to analyze proteins and their mutations to assess an individual’s risk for developing disease later in life or a patient’s likelihood of responding to a particular drug, assess a patient’s risk of disease progression and disease recurrence, and measure a patient’s exposure to drug therapy to ensure optimal dosing and reduced drug toxicity. Armed with this risk response assessment information, individuals can take action to prevent or delay the onset of disease and physicians can ensure that patients receive the most appropriate treatment of their disease. Future products and services are expected to originate from our internal research and development programs, collaborative efforts and alliances with third parties, and acquisitions of complementary technologies and businesses.

BC-SeraPro™

Breast cancer is the second leading cause of cancer deaths in women and results in 40,000 deaths with over $7 billion spent on breast cancer diagnosis annually. An important factor in surviving cancer is early detection and treatment. According to the American Cancer Society Surveillance Research, when breast cancer is confined to the breast, the five-year survival rate for early stages is close to 100%. Due to the limitations of the current diagnostic techniques of mammograms and self-examination, the presence of breast cancer is often missed or tests are inconclusive. The limitations and lack of accuracy of the current diagnostic tests highlight the need for a test that can detect the presence of breast cancer much earlier and more accurately.

BC-SeraPro™ is a proteomic test for the diagnosis of breast cancer.  BC-SeraPro™ is an accurate and minimally-invasive test that can detect the disease at a point when treatment is both more effective and less expensive.  It that avoids the discomfort, inconvenience, x-ray exposure, and emotional stress of repeated mammogram exams and can exclude malignancy at higher accuracy than mammography.  In a 60-patient blind test study, BC-SeraPro™ demonstrated a 80% sensitivity and 87% specificity for the detection of breast cancer.  Results of the BC-SeraPro™ test are not considered a stand alone diagnosis nor a guarantee, but are intended to be used in conjunction with other breast cancer diagnostic tools.

We are currently in the process of developing a diagnostic test for BC-SeraPro™ that is utilitarian, accurate, and inexpensive. We have complete Phase 1 clinical trials and will soon be commencing Phase II clinical trials for BC-SeraPro™.  Application of this test will have a future impact on how breast disease will be diagnosed, monitored, and managed and is intended to be used in conjunction with mammography, breast MRIs and other diagnostic tools used in the detection of breast cancer.

How BC-SeraPro™ Works

BC-SeraPro™ measures the quantitative expression level of 22 protein biomarkers in the serum that differentiate between breast cancer patients and control subjects.  Blood serum collection is a routine procedure performed by a clinician. A small sample of blood is drawn from a vein. This serum sample is then frozen and transported to the Power3 CLIA certified laboratory, utilizing pre-approved carriers/delivery services, where sample preparation and analysis begins. The concentration of the biomarkers from a patient’s serum sample is compared to Power3’s extensive patient database.  Statistical analysis by linear discriminate function is used to analyze the patient’s biomarker concentrations and assign a probability score for the diagnosis of the patient sample.  The probability score indicates whether or not the patient may have breast cancer. The score reflects how strongly the patient sample fits the biostatistical model and whether the patient should be recommended for further follow-up by the clinician.

NuroPro®

The three neurodegenerative diseases that affect the most people in the United Sates each year are Alzheimer’s disease, Parkinson’s disease and ALS (Amyotrophic Lateral Sclerosis, aka Lou Gehrig’s disease). The Alzheimer’s Association reports that Alzheimer’s disease is the most common form of dementia, affecting over 5.1 million Americans, of which 4.9 million are 65 or older. Every 72 seconds, someone in America develops Alzheimer’s disease and by mid-century someone will develop Alzheimer’s every 33 seconds. People as young as 30 years old can contract the disease and one in ten people age 65 and over have Alzheimer’s disease. In addition, the American Parkinson’s Disease Association reports that more than 1.5 million people in America have Parkinson’s disease, affecting about 1 in 100 Americans over the age of 60, and a new case of Parkinson’s disease is diagnosed every 9 minutes. On a smaller scale, the ALS Association reports that an average of approximately 30,000 Americans are afflicted with ALS, with 5,000 new cases diagnosed annually.

NuroPro® is a blood serum protein neurodegenerative disease diagnostic screening test.  The NuroPro® blood test uses blood serum protein biomarkers to provide more accurate, quantifiable, minimally invasive tools for differential diagnosis of the neurodegenerative diseases to help provide more effective treatment.  It is comprised of a series of three separate and distinct blood serum tests that have been designed to diagnose Alzheimer’s, Parkinson’s and Lou Gehrig’s disease (ALS) in individuals. The tests monitor the concentration of selected proteins residing in a panel of blood serum protein biomarkers.  They determine whether a patient has a neurodegenerative disease, such as Alzheimer’s, Parkinson’s or Lou Gehrig’s disease (ALS).  With NuroPro®, we have identified groups of unique markers that appear to distinguish normal patients from those with motor neuron, cognitive, movement and other neurological disorders.

We currently use a panel of 59 protein biomarkers in the NuroPro® blood serum-based tests for four disease diagnostics including Alzheimer’s and Parkinson’s disease, ALS and similar disorders.   These biomarkers were selected from the analysis of over 1,000 blood serum patient samples.  The tests include ALS-specific tests for ALS vs. ALS-like disorders, Alzheimer’s disease-specific tests and a Parkinson’s disease-specific test. We are currently conducting clinical validation trials for Alzheimer’s and Parkinson’s disease.

Diagnosis of neurodegenerative diseases such as Alzheimer’s disease, Parkinson’s disease, and Amyotrophic lateral sclerosis (ALS) can be difficult, especially in early stages where there is often an insidious onset of symptoms overlapping with different disorders. This results in delayed diagnosis and treatment initiation.  NuroPro® has the potential to become the first clinical diagnostic test available for the detection of neurodegenerative diseases.

We have completed Phase I clinical trials for NuroPro® and are currently completing Phase II clinical trials.

How NuroPro® Works

NuroPro® measures the quantitative expression level of protein biomarkers in the serum that differentiate between breast cancer patients and control subjects.  Blood serum collection is a routine procedure performed by a clinician. A small sample of blood is drawn from a vein. This serum sample is then frozen and transported to the Power3 CLIA certified laboratory, utilizing pre-approved carriers/delivery services, where sample preparation and analysis begins. The biomarkers in the panel have been selected for their ability to discriminate patients with these diseases from patients who do not have the disease (normal and alternate disease controls). The concentration of the biomarkers from a patient’s serum sample is compared to Power3’s extensive patient database.  Our statistical model evaluates the quantitative information of the protein biomarkers and assigns a probability score. The probability score indicates to the physician that the patient has a particular neurological disease or does not. The score reflects how strongly the patient sample fits the biostatistical model and if the patient should be recommended for further follow-up by the clinician.

Raw Materials

Our operations require a variety of raw materials, such as biological, chemical and biochemical materials, and other supplies, some of which are occasionally found to be in short supply. In particular, for our research and product development activities, we need access to human tissue and blood samples from diseased and healthy individuals, other biological materials, and related clinical and other information, which may be in limited supply. We may not be able to obtain or maintain access to these materials and information on acceptable terms in the future, or may not be able to obtain needed consents from individuals providing tissue, blood, or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human tissue or blood samples or other biological materials.

In addition, several key components of our diagnostic products and a test kit used in our clinical laboratory testing services come from, or are manufactured for us by, a single supplier or a limited number of suppliers.  We acquire some of these and other key components on a purchase-order basis, meaning that the supplier is not required to supply us with specified quantities over any set period of time or set aside part of its inventory for our forecasted requirements. We have not arranged for alternative supply sources for some of these components should suppliers become unable to meet our demand or become unwilling to do so on terms that are acceptable to us.

We are required under CLIA regulations to verify that our suppliers of key components for our diagnostic products are in compliance with all applicable FDA regulations, including the Quality System Regulation. We believe that this requirement increases the difficulty in arranging for alternative supply sources, particularly for components that are from “single source” suppliers, which means that they are currently the only viable supplier of custom-ordered components.  If any of the components of our products or any of the kits used for our laboratory testing services are no longer available in the marketplace, or are not available on commercially acceptable terms, we may be forced to further develop our products or testing services to use alternative components or test kits or discontinue the products or testing services.

Manufacturing

We do not currently have manufacturing capabilities and do not have any plans to manufacture any products in the near future. We are exploring opportunities to produce and manufacture our diagnostic tests through collaborative agreements and strategic alliances.  Exploitation of these opportunities will depend on the availability of further capital, qualified personnel, sufficient production resources and our ability to establish relationships with parties that have existing manufacturing and distribution capabilities.

CLIA Certification

On March 25, 2008, we received our Clinical Laboratory Improvement Amendment (CLIA) compliance re-certification.  We earned our CLIA recertification to offer high complexity tests after meeting standards for knowledge, training, expertise, quality control, quality assurance and testing proficiency. With CLIA recertification, we are able to continue offering our blood serum based tests, BC-SeraPro™ and NuroPro®.  Receipt of our CLIA recertification of compliance reflects our desire to offer the highest quality diagnostic tests in our continuing mission to commercialize our discoveries and serve the medical and scientific communities.

Research and Development

Our research and development efforts are focused on the identification and validation of proteins that are associated with cancer, neurodegenerative diseases and neuromuscular diseases.  In conducting these activities, we are using proprietary proteomics discovery platforms to develop protein-based diagnostic products and to identify and validate novel diagnostic targets. Through our research, we have been able to demonstrate that a particular protein can be used as a biological point of intervention for a diagnostic product designed to affect a particular disease or medical condition. In addition, our proteomics research has demonstrated that a particular protein can be used as a marker for diagnosing a disease, or for predicting disease prognosis or responsiveness to therapeutic intervention.  These proteins may ultimately lead to the development of therapeutic products, and also may lead to the development of diagnostic products, whether or not they result in effective diagnostic products.

Before a protein is used as a therapeutic target or diagnostic marker, we conduct extensive validation studies involving additional complementary testing or analysis performed to confirm its biological relevance and potential medical utility.  Our discovery platform uses proprietary methodologies, trade secrets and accepted technologies that have been optimized and validated for reproducible discovery and analysis of disease specific protein biomarkers in clinically relevant patient samples. Following sample preparation, a quantitative 2D gel electrophoresis system is used for the separation of proteins. The gels are stained, digitally scanned and the digital images are analyzed with unprecedented reproducibility and sensitivity for quantitative differences of protein biomarkers in disease vs. control patient samples. These differences are evaluated using advanced biostatistical analysis to generate statistical models for the disease and control sample groups. This statistical model is then applied to new patient samples and used to predict their diagnosis. Biomarkers of interest can be removed from the 2D gel matrix and analyzed by fingerprinting and amino acid sequence analysis on a liquid chromatograph - tandem mass spectrometer. This information is then cross-referenced on a worldwide database and the results are combined with results from additional protein chemistry analysis to identify the specific protein biomarkers.

In the area of neurodegenerative diseases and breast cancer, we have completed research and clinical validation studies involving over 2,000 patient samples.  We use biostatistical analysis to monitor panels of biomarkers for diagnostic sensitivity and specificity for disease, normal and disease controls. By testing patient body fluids and tissues, including blood serum (for breast cancer and neurodegenerative diseases), and bone marrow aspirates (for leukemia patients), we have discovered unique protein biomarker patterns that cover a broad range of diseases, including: (i) cancer, such as breast, bladder, stomach, and esophageal cancer, and leukemia, and (ii) neurodegenerative diseases, such as Alzheimer’s, Parkinson’s and Lou Gehrig’s (ALS) diseases.

Collaborations and Licensing Agreements

We have been a party to several collaboration and/or licensing agreements during the past few years and expect to enter into several more during 2010.  These types of agreements provide us with an opportunity to work with organizations that have particular expertise or intellectual property that complements the expertise and intellectual property that we have.  Under these agreements, we typically grant or receive a license to develop intellectual property rights in return for royalties received upon the sale of diagnostic tests and products produced under the agreement.

Our rights and the rights of our collaborators to any diagnostic products developed under these agreements, our obligations and the obligations of our collaborators to further develop and commercialize these diagnostic products, and corresponding economic arrangements vary under the different agreements. However, we generally do not control the amount and timing of resources to be devoted by our collaborators to activities under the agreements. These research and development programs may never result in any diagnostic product candidates or lead to any commercialized diagnostic products, and may not generate any revenue for us.

Our collaborators are generally required to use commercially reasonable efforts to develop a diagnostic product, and the term of each agreement with these collaborators continues for as long as any royalties are payable to us under the agreement. The obligation to pay royalties generally coincides with the life of the underlying patents. In addition, these agreements generally may be terminated upon the mutual consent of the parties or by either party upon an uncured material breach by the other party.

On June 28, 2004, we entered into an Exclusive License Agreement with the Baylor College of Medicine.  Under the agreement, we received exclusive rights to the United States Patent Application entitled “Biomarkers for Neurodegenerative Disease.”  In return, the Baylor College of Medicine was entitled to receive a licensing fee, royalties and a milestone payment, including all legal costs.

On January 23, 2009, we entered into a definitive Collaboration and Exclusive License agreement with Transgenomic, Inc.  Under the agreement, we granted Transgenomic exclusive rights in the United States and certain other countries to our proprietary test kits or systems for performing neurodegenerative diagnostic tests.  In return, we were entitled to receive an up-front license execution fee, certain milestone fees, including fees payable in cash and fees payable in shares of Transgenomic common stock, and royalties based upon net sales of the Company’s tests, test kits or systems by Transgenomic.

On February 2, 2010, we delivered notice of termination of the agreement to Transgenomic due in part to the failure by Transgenomic to complete the first commercial sale of a licensed product within 12 months of the date the Agreement was executed, and due in part to the commission of material breaches of the agreement by Transgenomic, including a breach of the confidentiality provisions of the agreement.  We did not incur any early termination penalties in connection with our decision to terminate the Agreement.

Clinical Validation Trials

We completed a 200 patient prospective Phase I clinical validation trial of our NuroPro® diagnostic test for Alzheimer’s disease and Parkinson’s disease during 2009. As with the previous studies using retrospective patient samples, we used our existing proprietary and patent-pending technologies to analyze the samples by monitoring existing and seeking new additional NuroPro® protein biomarkers for the blood tests for the early detection of these neurodegenerative diseases. We received and analyzed 36 AD, 62 PD, and 70 controls from and age and gender matched control samples that showed greater than expected sensitivity and specificity. We obtained our blood serum samples from patients in Greece and in Arizona utilizing rigid sample collection protocols.  We completed the analysis in our CLIA-certified lab. The consistency in the sample results from both the US and Greece samples indicated how robust this test is in diverse populations. We obtained better than expected results for our Parkinson’s disease tests and are engaged in numerous validation studies for Alzheimer's disease and similar neurological disorders.  We intend to bring these diagnostic tests to market during 2010.

We also completed a 300 patient Phase I and II clinical validation trial of blood serum samples using Power3's NuroPro® diagnostic screening test during 2009 in collaboration with the Cleo Roberts Center of Clinical Research of the Sun Health Research Institute under the direction of Dr. Marwan N. Sabbagh a national leader in Alzheimer’s disease.  For Phase I, Sun Health provided us with 100 clinically confirmed samples of Alzheimer’s disease and age and gender matched control samples.  For Phase II, Sun Health provided us with 25 samples clinically confirmed samples of Alzheimer’s disease, Alzheimer’s disease-like controls, and age and gender matched control samples.  We have run these samples in the lab and are currently engaged in image and statistical analysis.

During 2010, we intend to begin commercializing and monetizing our research, intellectual property and diagnostic tests.  We will also be continuing and expanding our collaboration and clinical validation trials for NuroPro® with physician scientists Dr. Marwan Sabbagh of the Sun Health Research Institute and Dr. Stanley H. Appel of the Methodist Neurological Institute.

Publications and Presentations

We are actively publishing and presenting the results of our proteomics research in major scientific journals and international scientific meetings.  These publications and presentations provide validation of our reputation as a leader in diagnostic science.  Examples of some of the recent publications and presentations that we have made are as follows:

•
Dr. Ira L. Goldknopf, our President and Chief Scientific Officer, published an invited editorial in the February 2008 issue of the peer reviewed scientific journal Expert Review of Proteomics. The editorial, entitled “Blood Based Proteomics for Personalized Medicine, Examples from Neurodegenerative Disease,” outlined how proteins in the blood serum can tell us what disease pathways and mechanisms are active in patients.

•
We co-authored an article regarding the discovery of protein biomarkers for esophageal malignancies in the International Journal of Cancer in 2008.   The article, titled “Alterations in Barrett’s-related adenocarcinomas: A proteomic approach,” was authored by Dr. Wael El-Rifai, MD, PhD, Professor of Surgery, Medicine and Cancer Biology and Director of Surgical Oncology Research at Vanderbilt University Medical Center, Nashville, Tennessee. Dr. El Rifai stated that through the use of our leading edge proteomic discovery platform, twenty-three biomarkers were identified that have not been described before in this lethal malignancy.

•
Dr. Goldknopf presented our results with Neurodegenerative diseases and drug resistance in leukemia at the Cambridge Healthtech Biomarker Discovery Summit in Philadelphia, Pennsylvania on October 1, 2008.

•
Dr. Goldknopf and co-authors Dr. Katerina Markopoulou, academic partner at the University of Thessaly in Greece, Dr. Bruce Chase, Dr. Stanly H. Appel and Dr. Marwan Sabbagh presented the overall results of NuroPro® blood tests, from discovery through clinical validation of blood protein biomarkers and tests for Parkinson’s disease, ALS, and Alzheimer’s disease, to the Alzheimer’s Association’s International Congress of Alzheimer’s Disease (ICAD) in Vienna, Austria in July 2009.

•
Dr. Goldknopf was the keynote speaker and served as a member of the Scientific Advisory Board of BIT Life Sciences’ 2nd Annual International Congress and Expo of Molecular Diagnostics (ICEMD-2009) in Beijing, China in November 2009.  Along with his keynote address, “Principles of Omic Medicine Applied to Early Detection and Differential Diagnosis of Breast Cancer and Neurodegenerative Diseases,” Dr. Goldknopf chaired the session on “Biomarkers and Diagnostics in Personalized Medicine.”

Sales and Marketing

We currently have no sales or marketing employees.  However, we intend to establish a sales force during 2010 to promote our diagnostic tests.  This sales team will market our diagnostic tests in a variety of ways, such as placing calls to specialists who work in the particular medical fields that would be benefited by our diagnostic tests.  We also intend to add resources to focus on both the provider and payer markets specifically in managed care contracting and reimbursement.

Customers and Reimbursement

Our target customers consist of future commercialization partners, hospitals, laboratories and medical clinics that perform diagnostic testing.  Our future revenue will be highly dependent on our clinical laboratory tests being approved for reimbursement by Medicare and third-party payors.  We accept assignment for Medicare patients as payment in full on covered tests. Reimbursement from third-party insurance companies varies widely, even from a single payor in a given geographic area and population. Insurance companies often follow the lead of Medicare in determining whether a clinical laboratory test is covered and reimbursable. Reimbursement rates are generally higher for non-government payors.  There can be no assurance that third-party payors will approve for reimbursement or continue to reimburse any of our clinical laboratory tests or the use of diagnostic products sold by us in the future.

Some of the greatest challenges associated with proteomic testing are the complicated pricing and reimbursement structures of the major payers and the out-dated Clinical Laboratory Fee Schedule codes often used by private and public payers. Neither of these systems reflects the complexity or the value of the development and delivery of genetic and pharmacogenetic tests. Current practice is to “stack” applicable Current Procedural Terminology codes in an attempt to reflect the actual laboratory procedures. New and unfamiliar tests, especially when accompanied by code stacking, may trigger review by the payer and denials of payment which must then be appealed on a case-by-case basis. When compounded by the number of payers in the United States healthcare system, attaining reasonable, value-based reimbursement for our tests remains a challenge.

Coverage of new diagnostic tests is further hindered by the fact that most insurers do not have a process for evaluating new tests. Major payers such as Blue Cross and Blue Shield have instituted or subscribe to technical review boards to evaluate new technologies and diagnostics. While positive reviews of new tests and technologies are valuable, they are rare and often viewed as a recommendation only and do not necessarily constitute immediate approval of a technology by members of that particular system.

Many health plans and employers are beginning to view biomarker testing as an important next step in managing healthcare costs. Despite this, there is an ongoing requirement to develop the data that support these tests and an educational process for providers, patients, and payers required for the adoption of these tests into clinical practice and payment plans. We are working directly with thought leaders, leading academic institutions, physicians, hospitals, payers, professional associations, healthcare coalitions, information technology companies and other healthcare constituents to set the stage for market introduction and adoption of these tests.

Strategic Acquisitions

We continually evaluate opportunities that may provide us with, among other things, therapeutic assets, promising biomarkers preferably with intellectual property protections, new technologies and key personnel or capabilities that could augment these efforts. From time to time, we may pursue acquisitions which we believe will meet these or other pre-clinical and clinical program goals.

In February 2010, we entered into a definitive merger agreement to acquire StemTroniX, Inc., a Texas corporation.  StemTroniX is a medical biotechnology company that is committed to improving the lives of individuals by using autologous adult stem cell technology to repair tissue damage in patients.  Autologous adult stem cell therapy is the process of using an individual’s blood to purify their stem cells and re-introduce them into that individual for the purpose of repairing and regenerating damaged tissue.  StemTroniX provides a system to augment this process.

Subject to the terms and conditions of the merger agreement, which has been approved by the boards of directors of both us and StemTroniX, if the merger is completed, each outstanding share of StemTroniX common stock will be converted into the right to receive fourteen and sixth-tenths (14.60) shares of our common stock, subject to certain adjustments as provided in the merger agreement.

The merger agreement contains customary representations and warranties by us and StemTroniX, covenants by StemTroniX to conduct its business in the ordinary course until the merger is completed, and covenants by StemTroniX to not take certain actions during such period.  StemTroniX has also agreed to not solicit proposals relating to business combination transactions with other parties or enter into discussions concerning any proposals for business combination transactions with other parties.

Consummation of the merger is subject to certain customary conditions, including, among others, the approval of the merger by the shareholders of StemTroniX, the approval of the issuance of our common stock in connection with the merger by our shareholders, the approval of an amendment to our certification of incorporation by our shareholders to increase the number of shares of common stock authorized for issuance to that number of shares necessary to ensure that an adequate number of shares is available for issuance to the shareholders of StemTroniX, the receipt of any required governmental approvals and expiration of applicable waiting periods, the accuracy of the representations and warranties by us and StemTroniX (generally subject to a material adverse effect standard), and material compliance by us and StemTroniX with our respective obligations under the merger agreement.

Intellectual Property and Proprietary Rights

Our ability to compete depends, in part, on our ability to protect our proprietary discoveries and technologies through obtaining and enforcing intellectual property rights, including patent rights, copyrights, our trade secrets and other intellectual property rights, and operating without infringing the intellectual property rights of others. Our diagnostic products are based on complex, rapidly developing technologies. Some of these technologies are covered by patents owned by others and used by us under license.  We are protecting our proprietary rights by a combination of patent applications, trade secret and trademark protection, and protective provisions such as confidentiality agreements with our employees, consultants, vendors, collaborators, advisors, customers and other third parties.

We are currently seeking patent protection for proteins, diagnostic markers, technologies, methods, processes and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection. We have filed 15 patent applications in the United States, including three for breast cancer, 11 for neurodegenerative disease and one for drug resistance.  We have also licensed rights to several issued patents.  Through our internal research programs and collaborative programs, we anticipate that we will further develop an increasing portfolio of intellectual property. We may use this intellectual property in our internal product development programs or may license this intellectual property to collaborators, customers, or others for some combination of license fees, milestone payments, and royalty payments.  We expect to continue seeking patent protection for these types of inventions by pursuing patent applications already filed and applying for patent protection for inventions that we make in the future, in all cases subject to an ongoing case-by-case assessment of the potential value of those inventions consistent with our business and scientific goals.

We also rely upon unpatented proprietary technology, and in the future may determine in some cases that our interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents or licenses. We may not be able to protect our rights to such unpatented proprietary technology and others may independently develop substantially equivalent technologies. If we are unable to obtain strong proprietary rights to our processes or products after obtaining regulatory clearance, competitors may be able to market competing processes and products.

We require our employees, consultants, advisors and other contractors to enter into agreements that prohibit their use or disclosure of our confidential information and, where applicable, require disclosure and assignment to us of their ideas, developments, discoveries and inventions important to our business. These confidentiality agreements generally have a term that lasts for so long as the collaboration is in effect, plus a specified period afterward and are generally terminable by either party upon a breach of the agreement by the other party and, in some cases, upon written notice. These agreements generally permit us to seek injunctive or other relief in the event of unpermitted use or disclosure of our confidential information.

Any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, any patents issued to us or our licensors may not afford meaningful protection for our technology or products or may be subsequently circumvented, invalidated or narrowed, or found unenforceable. We may infringe the intellectual property rights of others, and may become involved in expensive intellectual property legal proceedings to determine the scope and validity of our patent rights with respect to others. Our failure to receive patent protection for our diagnostic or therapeutic inventions could diminish the commercial value of these discoveries and could harm our business.

Competition

The proteomics industry is rapidly evolving and competition is becoming increasingly intense.  The industry is subject to significant change with respect to technology for diagnosis and treatment of disease. Competitors vary in size and in scope and breadth of the products and services they offer.  Existing or future biotechnology, biomedical, pharmaceutical and other companies, government entities and universities may create diagnostic tests that accomplish similar functions to our diagnostic tests in ways that are less expensive, receive faster regulatory approval or receive greater market acceptance than our potential products.

We believe that success in the proteomics industry is dependent upon the ability of companies to:

•	identify proteomic biomarkers that will enable the clinical development program with the potential for clinical utility;

•	establish validated proteomic tests with adequate predictive characteristics;

•	understand the complexity of the proteomic underpinnings of disease, and the related complexity of identifying and validating proteomic biomarkers.

•	obtain patent protection for protein biomarkers and their clinical utility;

•	establish efficacy and safety in a clinical development program;

•	demonstrate data that supports test adoption and reimbursement;

•	gain marketing approval under the CLIA and, later, the FDA and other regulatory agencies.

•	educate providers and health care payers on the value of incorporating proteomic testing into their practice; and

•	operate within an antiquated reimbursement system that does not reflect either the investment to develop the diagnostic test or the clinical or economic value of the diagnostic test.

 There are several other companies engaged in the research of proteomics and its application to biomarker discovery capabilities, including:

•	Celera Corporation, a company engaged in proteomics, bioinformatics and genomics that identifies and develops drug targets and discover and develop new therapeutics;

•	Vermillion Inc., a biomarker discovery assay development and characterization company;

•	BioRad, a seller of biomarker discovery equipment;

•	Satoris, a developer of cytokines-based plasma biomarkers test for Alzheimer’s disease;

•	Myriad Genetics, a developer of therapeutic and diagnostic products using genomic and proteomic technologies; and

•	Provista Life Sciences, a developer of blood serum protein biomarker diagnostic tests for breast cancer and Alzheimer’s disease.

Some of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing, administrative and other resources than we do.  They may have significantly greater name recognition, established marketing relationships and access to a larger installed base of customers.  In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to design customized products to better address customer needs.  Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.  Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse affect on our business, financial condition and results of operations.

Government Regulation

In the U.S. and in other countries, the development and commercialization of diagnostic products and clinical laboratory testing services are heavily regulated by governmental agencies. These requirements vary from country to country. Currently, the principal markets for our diagnostic products and services are the U.S. and the EU, and the regulatory requirements in those jurisdictions are described below.

CLIA and other laboratory licensure

Laboratories that perform testing on human specimens for the purpose of providing information for diagnosis, prevention or treatment of disease or assessment of health are subject to the Clinical Laboratory Improvement Amendments of 1988, or CLIA. CLIA is a federal law that regulates clinical laboratory testing performed on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratory testing in the United States. Our laboratory located in the Woodlands, Texas is a CLIA-certified laboratory.  Our CLIA certification requires its clinical laboratory to be inspected every other year in addition to being subject to random CLIA inspections. Our clinical laboratory is also subject to license requirements imposed by the State of Texas. Texas laws establish quality standards for day-to-day operation of the clinical laboratory, including the training and skills required of personnel and quality control. If a CLIA or state inspector finds deficiencies, that finding could lead to the revocation or suspension of, or limitations being placed upon, our CLIA accreditation or Texas license. Any revocation, suspension, or limitation could prevent us from performing all or some of its clinical laboratory testing services and could harm our operating results and financial condition.

Food and Drug Administration

In the U.S., the FDA classifies in vitro diagnostic products as “devices” and the FDA’s Center for Devices and Radiological Health and Center for Biologics Evaluation and Research regulate these products. The diagnostic products that we market do not currently require FDA approval.  Our current diagnostic tests take advantage of the “laboratory developed test” exception from FDA review. The FDA maintains that it has authority to regulate the development and use of laboratory developed tests as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act, but to date has decided not to exercise its authority with respect to most laboratory developed tests performed by high complexity CLIA-certified laboratories as a matter of enforcement discretion. Our diagnostic products have not obtained FDA premarket clearance or approval. The FDA regularly considers the application of additional regulatory controls over the use of laboratory developed tests by laboratories such as ours. Further, the FDA has recently been petitioned to exercise regulatory authority over certain laboratory developed tests and to initiate enforcement action against companies that make effectiveness claims about laboratory developed tests that are without sufficient analytical and clinical support. As a result, it is possible that the FDA may look at the sale and use of laboratory developed tests with heightened scrutiny or modify their regulatory approach with respect to laboratory developed tests. If FDA regulation of laboratory developed tests increases or if regulation of the various medical devices used in laboratory-developed testing ensues, it would lead to an increased regulatory burden resulting in additional costs and delays in introducing tests, including genetic tests; this may hinder us from developing and marketing certain products or services and could harm our operating results and financial condition.

HIPAA and other privacy laws

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established for the first time comprehensive United States protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities”: health plans, healthcare clearing houses, and healthcare providers which conduct certain healthcare transactions electronically. Covered Entities must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information.  Specifically, Title II of HIPAA, the Administrative Simplification Act, contains four provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the healthcare system and the standardization of data content, codes and formats used in healthcare transactions. The privacy regulations protect medical records and other personal health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. We are currently subject to the HIPAA regulations and maintain an active program designed to address regulatory compliance issues. Penalties for non-compliance with HIPAA include both civil and criminal penalties. Violations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

In addition to the federal privacy regulations, there are a number of state laws regarding the confidentiality of health information that are applicable to clinical laboratories. The penalties for violation of state privacy laws may vary widely and new privacy laws in this area are pending. We believe that we have taken the steps required of us to comply with health information privacy and confidentiality statutes and regulations in all jurisdictions, both state and federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal laws regarding privacy, could result in civil and/or criminal penalties and could have a material adverse effect on our business.

Environmental Matters

We are subject to licensing and regulation under federal, state and local laws, such as the Environmental Protection Act, and the Toxic Substance Control Act, relating to the handling and disposal of medical specimens and hazardous waste as well as to the safety and health of laboratory employees. Our laboratory facility in The Woodlands, Texas is operated in material compliance with applicable federal and state laws and regulations relating to disposal of all laboratory specimens. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials.

The Federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals and transmission of the blood-borne and airborne pathogens.

We believe that we are in material compliance with these and other applicable laws and that the costs of our ongoing compliance will not have a material adverse effect on our business. However, statutes or regulations applicable to our business may be adopted which impose substantial additional costs to assure compliance or otherwise materially adversely affect our operations.

Healthcare Regulation and Reform.

Government regulation and reform of the healthcare industry may also affect the manner in which we conduct our business in the future. There continues to be diverse legislative and regulatory initiatives at both the federal and state levels to affect aspects of the nation’s health care system.  Many states have enacted, or are considering, various healthcare reform statutes.  These reforms relate to, among other things, managed care practices, prompt pay payment practices, health insurer liability and mandated benefits.  Most states have also enacted patient confidentiality laws that prohibit the disclosure of confidential information.  As with all areas of legislation, the federal regulations establish minimum standards and preempt conflicting state laws that are less restrictive but will allow state laws that are more restrictive.  We expect this trend of increased legislation to continue. We are unable to predict what state reforms will be enacted or how they would affect our business.

Numerous proposals to reform the current healthcare system have been introduced in the U.S. Congress and in various state legislatures.  Recently, President Obama and members of Congress passed significant reforms to the U.S. healthcare system. The Obama administration has stated as a top priority its desire to reform the U.S. health care system with the goal of providing affordable, accessible health care for all Americans. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, and mandatory health insurance coverage for employees. In addition, some members of Congress have proposed a government health insurance option to compete with private plans and other expanded public healthcare measures. Various healthcare reform proposals have also emerged at the state level. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. We cannot predict what the effect of any future healthcare reform legislation or regulation will have on us.  However, an expansion of the government’s role in the U.S. healthcare industry could have a material adverse affect on our financial condition and results of operations.

Employees

As of April 9, 2010, we had a total of four employees.  Of this amount, two were full-time employees and two were part-time employees.  We utilize the services of several full-time and part-time consultants as well as contract research organizations and other outside specialty firms for various services such as clinical trial support, manufacturing and regulatory approval advice.  None of our employees are represented by a labor union, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

Item 1A.  Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors in addition to other information in this report before purchasing our common stock.  The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company, our industry and our stock.   In addition to these risks, our business may be subject to risks currently unknown to us.  If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Associated With Our Business

We are an early-stage company with an unproven business model, which makes it difficult for us to evaluate our current business and future prospects.

While we are actively engaged in developing diagnostic tests based on our proteomics research for the treatment cancer and neurodegenerative and neuromuscular diseases and have already developed two such tests, BC-SeraPro™ and NuroPro®, we have generated only a small amount of revenue to date.  In addition, since we have only been actively operating in the proteomics industry since 2004, we have very limited historical data with respect to our current and proposed business.  As a result of these factors, the revenue and income potential of our business is unproven, and we have only a limited operating history upon which to base an evaluation of our current business and future prospects.  Because of our limited operating history and because the discount medical plan industry is rapidly evolving, we have limited insight into trends that may emerge and affect our business.  We may make errors in predicting and reacting to relevant business trends, which could harm our business.

Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours, including those described herein.  We may not be able to successfully address any or all of these risks.  Failure to adequately address such risks could cause our business, financial condition and results of operations to suffer.

We have a history of losses and the report of our independent accountants issued in connection with the audit of our financial statements contained a qualification raising a substantial doubt about our ability to continue as a going concern.

We have recognized net losses in each fiscal quarter since our inception and as of December 31, 2009, had an accumulated deficit of approximately $89.5 million.  We incurred net losses to common stockholders of approximately $19.2 million for the year ended December 31, 2009 and approximately $137,000 for the year ended December 31, 2008.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2009 contained a qualification raising a substantial doubt about our ability to continue as a going concern.  We can provide no assurance regarding when, if ever, we will become profitable.  As a result, we may continue to generate losses for the foreseeable future.

We will need to raise additional funds in the future to cover our long-term contractual obligations and operating expenses, which funds may not be available or, if available, may not be available on acceptable terms.

We have significant long-term contractual obligations that we must satisfy over the next several years.  We are a party to an employment agreement and consulting agreement with Ira L. Goldknopf and Helen R. Park, respectively, pursuant to which they are currently entitled to receive annualized base salaries of $125,000 and $100,008, respectively.  We must also make payments under the operating lease for our office space in The Woodlands, Texas in the aggregate amount of approximately $31,512 during 2010.  A summary of the material terms of these employment agreements and the lease and our financial obligations thereunder is provided herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations.”  If we are unable to satisfy these obligations as they become due, our business may be materially and adversely affected.

We also expect to continue to incur significant operating expenses over the next 12 months as we:

•	the extent to which we enter into licensing arrangements, collaborations or joint ventures;

•	our progress with research and development;

•	the costs and timing of obtaining new patent rights;

•	the extent to which we acquire or license other technologies;

•	regulatory changes and competition and technological developments in the market;

•	upgrade our operational and financial systems, procedures and controls; and

•
comply with state and federal laws governing our business operations, comply with Securities and Exchange Commission (“SEC”) reporting requirements and fulfill the other responsibilities that we have as a public company.

We may also experience a material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties.

We believe that our current cash resources will not be sufficient to sustain our current operations for the next 12 months.  As a result, we will need to raise additional funds during the next 12 months.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to pay our costs and expenses as they are incurred, create or sell new diagnostic products, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.  This may seriously harm our business, financial condition and results of operations.

Our continued growth could strain our personnel and infrastructure resources.

We are experiencing rapid growth in our operations which is placing, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure.  Our future success will depend in part upon the ability of our management to manage growth effectively.  This may require us to hire and train additional personnel to manage our expanding operations.  In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures.  If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

Clinical trials of diagnostic product candidates may not be successful.

Potential clinical trials of product candidates may not begin on time, may not be completed on schedule, or at all, or may not be sufficient for registration of the products or result in products that can receive necessary clearances or approvals. Numerous unforeseen events during, or as a result of, clinical testing could delay or prevent commercialization of our or our collaborators’ or licensees’ diagnostic product candidates. Diagnostic product candidates that appear to be promising at early stages of development or early clinical trials may later be found to be unsafe, ineffective, or to have limited medical value. If we are unable to successfully complete clinical trials for diagnostic product candidates, our operating results and financial condition would be harmed.

We may not succeed in developing diagnostic products and even if we succeed in developing diagnostic products, the diagnostic products may never achieve significant commercial market acceptance.

Our success depends on our ability to develop and commercialize diagnostic products. Development of existing product candidates will require significant additional research and development efforts by us or our collaborators or licensees before they can be marketed. For potential diagnostic products, these efforts include extensive clinical testing to confirm the products are safe and effective and may require lengthy regulatory review and clearance or approval by the FDA and comparable agencies in other countries. Furthermore, even if these products are found to be safe and effective and receive necessary regulatory clearances or approvals, they may never be developed into commercial products due to considerations such as inability to obtain needed licenses to intellectual property owned by others, market and competitive conditions, and manufacturing difficulties or cost considerations.

Our ability to successfully commercialize diagnostic products that we may develop, such as tests, kits and devices, will depend on several factors, including:

•	our ability to convince the medical community of the safety and clinical efficacy of our products and their advantages over existing diagnostic products;

•	our ability to obtain necessary regulatory approval of our diagnostic products;

•	our ability to further establish business relationships with other diagnostic companies that can assist in the commercialization of these products;

•	the willingness of physicians and patients to utilize our products; and

•	the extent to which Medicare and third-party payers provide full or partial reimbursement coverage for our products.

These factors present obstacles to significant commercial acceptance of our potential diagnostic products and will require a substantial amount of time and financial resources to overcome.  If we are unable to overcome these obstacles, we may not generate revenue from our diagnostic products or develop a profitable business.

If we are unable to form and maintain the collaborative relationships that our business strategy requires, our ability to develop products and revenue will suffer.

Our strategy for the discovery, development, clinical testing, manufacturing and/or commercialization of most of our diagnostic product candidates includes entering into collaborations and similar arrangements with other companies. Depending on the nature of the product candidate, our potential collaborators may include pharmaceutical companies, clinical reference laboratories, diagnostic imaging equipment suppliers, or other companies. We have identified some potential new collaborators, but have not yet entered into any collaboration arrangements with them. Although we have expended, and continue to expend, time and money on internal research and development programs, we may be unsuccessful in creating diagnostic product candidates that would enable us to form additional collaborations and alliances and, if applicable, receive milestone and/or royalty payments from collaborators. Other companies may not be interested in entering into these relationships with us, or may not be interested in doing so on terms that we consider acceptable.

Collaborative agreements generally pose the following risks:

•	collaborators may not pursue further development and commercialization of products resulting from collaborations or may elect not to continue or renew research and development programs;

•
collaborators may delay clinical trials, underfund a clinical trial program, stop a clinical trial or abandon a product, repeat or conduct new clinical trials or require a new formulation of a product for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that could compete with our future products;

•	the terms of our agreements with our current or future collaborators may not be favorable to us;

•
a collaborator with marketing and distribution rights to one or more products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenue from the commercialization of a product;

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

Our future revenue will be negatively affected if third-party payors decide that our products or services are not approved for reimbursement or if healthcare providers do not accept our diagnostic products as clinically useful.

Our future revenue will be highly dependent on our clinical laboratory tests and diagnostic products being approved for reimbursement by Medicare and other government healthcare programs, as well as private insurance companies and managed care organizations, commonly referred to, collectively, as “third-party payors.” Third-party payors may determine that our diagnostic tests and products are not medically necessary or otherwise not approved for reimbursement under standards independently established by these third-party payors, which may take into consideration factors such as the investigational nature of a particular test or product, or whether less expensive alternatives are available. Each third-party payor makes its own decision as to whether a given diagnostic test is medically necessary and worthy of payment. If Medicare or any other third-party payor determines that any one or more of our clinical laboratory tests are not medically necessary or are not otherwise suitable for reimbursement, healthcare providers could be reluctant to prescribe these tests. Similarly, if the use of our diagnostic products is not approved for reimbursement, purchasers of any one or more of these products could decrease or eliminate their orders of these products. Any change by one or more third-party payor with regard to their existing reimbursement practices could impact the tests and products we offer, the revenue received on each of the tests and products we sell and harm our operating results and financial condition.

In addition, the growth and success of sales of our diagnostic products depends on market acceptance by healthcare providers and laboratories of our products as clinically useful and cost-effective. We expect that most of our diagnostic products will use proteomic information to predict predisposition to diseases, disease progression or severity, or responsiveness to treatment. Market acceptance depends on the widespread acceptance and use by healthcare providers of proteomic testing for these purposes. The use of proteomic information by healthcare providers for these purposes is relatively new. Healthcare providers may not want to use our products designed for these purposes. Also, Medicare and other third-party payors are continually looking at the clinical utility of genetic testing and making determinations as to whether to continue reimbursement for certain genetic tests. Either of these events could impact the tests and products we offer, the revenue received on each of the tests and products we sell and harm our operating results and financial condition.

Health care cost containment initiatives by third-party payors to reduce utilization and reimbursement rates may decrease our revenue and profitability.

Our ability to commercialize our products successfully will be affected by the ongoing efforts of governmental and third-party payors to contain or reduce the cost of health care. Third-party payors have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. A five-year moratorium on changes to the Medicare clinical laboratory fee schedule ended on December 31, 2008. The Medicare clinical laboratory rates were increased approximately 4.5% as of January 1, 2009. In the current economic environment, there is no certainty that these rates will remain at these levels for clinical laboratory testing. Reductions in the reimbursement rates of other third-party payors have occurred and may occur in the future. In the past, these reimbursement rate changes have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry and future rate reductions could have a similar impact on the industry. If the payment amount we receive for our clinical laboratory testing services is reduced, it could harm our operating results and financial condition. Also, if clinical laboratories that purchase our diagnostic products receive reduced payment for their testing services, the reduced payments may cause them to seek lower pricing for our diagnostic products, which could, in turn, harm our operating results and financial condition.

Governmental and other third-party payors increasingly are attempting to contain health care costs by:

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

Even if we succeed in bringing any products to the market, they may not be considered cost-effective and third-party reimbursement might not be available or sufficient. If adequate third-party coverage is not available, we may not be able to maintain price levels sufficient to realize an appropriate return on our investment in research and product development. In addition, legislation and regulations affecting the pricing of diagnostic services and testing may change in ways adverse to us before or after any of our proposed products are approved for marketing. While we cannot predict whether any such legislative or regulatory changes will be adopted, the adoption of such changes could make it difficult or impossible to sell our products.

Our development and commercialization of diagnostic products could be harmed if collaborators or licensees fail to perform under their agreements with us or if they terminate those agreements.

We expect to derive revenue from our licensees’ and partners’ product sales under our intellectual property license agreements and other agreements that we have and will enter into. Even if these licensees and partners perform their obligations as required by these agreements, their ability to develop, manufacture and commercialize products successfully is uncertain. Since the royalties payable to us under these agreements will generally depend on our licensees’ and partners’ sales of their products, which are not within our control, their failure in commercializing their products or maintaining or increasing the sales volumes of their products may harm our operating results and financial condition. In addition, certain of these intellectual property license agreements may permit our licensees to pay us an upfront license fee over a period of time during which they have the right to terminate the agreements. In the event that a licensee terminates its license agreement before the upfront license fee is paid in full, we will not be paid any remaining license fee.

Each of our existing collaboration, license, and similar agreements with other companies for the development and commercialization of products may be canceled under some circumstances. These agreements generally may be terminated under circumstances including a material breach or default of the agreement, a change in control, or the insolvency or bankruptcy of either party. In addition, the amount and timing of resources to be devoted to research, development, clinical trials, and commercialization activities by our collaborators and licensees are generally not within our control. We expect that collaboration, license, and similar agreements entered into in the future, if any, will have similar terms and limitations. Furthermore, even if these agreements contain commitments regarding these activities, our collaborators or licensees may not perform their obligations as expected. If collaborators or licensees terminate their agreements or otherwise fail to conduct their collaborative or licensed activities in a timely manner, or at all, the development or commercialization of diagnostic products may be delayed or prevented. If we assume responsibility for continuing diagnostic programs on our own after termination of a collaboration, license, or similar agreement, we may be required to devote additional resources to product development and commercialization or we may need to cancel some development programs. Any reallocation of additional resources to product development and/or commercialization or cancellation of development programs may harm our operating results and financial condition.

Our competitive position depends on maintaining our intellectual property protection.

Our ability to compete and to achieve and maintain profitability depends, in part, on our ability to protect our proprietary discoveries and technologies through obtaining and enforcing intellectual property rights, including patent rights, copyrights, trade secrets, and trademarks, and operating without infringing the intellectual property rights of others. Our ability to obtain patent protection for the inventions we make, including those relating to novel methods of diagnosing and/or treating diseases, is uncertain. The patentability of these and other types of biotechnology inventions involves complex factual, scientific, and legal questions. As a result, it is difficult to predict whether patents will issue or the breadth of claims that will be allowed in biotechnology patents. This may be particularly true with regard to the patenting of gene sequences, gene functions, genetic variations and methods of diagnosis of disease based on genetic variations. Future changes in policies or laws, or interpretations of these policies or laws, relevant to the patenting of biotechnology inventions could harm our patent position in the U.S. or other countries. Opposition to the protection of these inventions in the U.S. or other countries could result in stricter standards for obtaining or enforcing biotechnology patent rights.

In some instances, patent applications in the U.S. are maintained in secrecy until a patent issues. In most instances, the content of U.S. and international patent applications is made available to the public approximately eighteen months after the initial filing from which priority is claimed. As a result, we may not be aware that others have filed patent applications for inventions covered by our patent applications and may incorrectly believe that our inventors were the first to make the invention. Accordingly, our patent applications may be preempted or we may have to participate in interference proceedings before the U.S. Patent and Trademark Office. These proceedings determine the priority of invention and the right to a patent for the claimed invention in the U.S. In addition, disputes may arise in the future with regard to the ownership of rights to any invention developed with collaborators, which could result in delays in, or prevent, the development of related products.

We also rely on trade secret protection for our confidential and proprietary information and procedures, including procedures related to sequencing genes and to searching and identifying important regions of genetic information. We protect our trade secrets through recognized practices, including access control, confidentiality and non-use agreements with employees, consultants, collaborators and customers, and other security measures. These confidentiality and non-use agreements may be breached, however, and we may not have adequate remedies for a breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. Accordingly, it is uncertain whether our reliance on trade secret protection will be adequate to safeguard our confidential and proprietary information and procedures.

We may become involved in expensive intellectual property legal proceedings.

There has been substantial litigation and other legal proceedings regarding patents and other intellectual property rights relevant to diagnostic and biotechnology products and services. The intellectual property rights of biotechnology companies, including those held by us, are generally uncertain and involve complex factual, scientific, and legal questions. Our success in diagnostic product development, clinical laboratory testing, and therapeutic target discovery may depend, in part, on our ability to operate without infringing the intellectual property rights of others and our ability to prevent others from infringing our intellectual property rights. Also, contractual disputes related to existing license rights to patents owned by others may affect our ability to develop, manufacture, and sell our products and clinical laboratory testing services.

We may initiate proceedings at the U.S. Patent and Trademark Office to determine our patent rights with respect to others. Also, we may initiate patent litigation to enforce our patent rights or invalidate patents held by others. These legal actions may similarly be initiated against us by others alleging that we are infringing their rights. The cost to us of any patent litigation or proceedings, even if we are successful, could be substantial, and these legal actions may absorb significant management time. Even if we are successful on the merits in any such proceeding, the cost of these proceedings could harm our operating results and financial condition.

If infringement claims against us are resolved unfavorably to us, we may be enjoined from manufacturing or selling our products or services without a license from a third party, and we may not be able to obtain a license on commercially acceptable terms, or at all. Also, we could become subject to significant liabilities to others if these claims are resolved unfavorably to us.

If we fail to comply with our obligations under license or technology agreements with third parties, we could lose license rights that are critical to our business.

We license intellectual property that is critical to our business and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. These licenses impose various royalty payments, milestones, and other obligations on us. If we fail to comply with any of these obligations, the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, the ability to distribute our current products, or inhibit our ability to commercialize future product candidates. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

We face intense competition in the proteomics, biotechnology and pharmaceutical industries.

The proteomics, biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Our competitors include major multinational pharmaceutical, biomedical and biotechnology companies, specialized firms and universities and other research institutions. Many of these competitors have greater financial and other resources, larger research and development staffs and more effective marketing and manufacturing organizations, than we do. In addition, academic and government institutions have become increasingly aware of the commercial value of their research findings. These institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have significant products that have been approved or are in development and operate large, well-funded research and development programs.

Our competitors may succeed in developing or licensing technologies and products that are more effective or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for product candidates before we do.  Products resulting from our research and development efforts, even if approved for sale, may not compete successfully with our competitors’ existing products or products under development.

We conduct our clinical laboratory testing business in a heavily regulated industry and changes in regulations or violations of regulations could, directly or indirectly, harm our operating results and financial condition.

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. In particular, there is risk of healthcare reform or other legislative activity in 2009, which may result in changes in the regulatory or payor environment that may adversely affect our business. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	federal and state laws applicable to billing and claims payment;

•	federal and state laboratory anti-mark-up laws;

•	federal and state anti-kickback laws;

•	federal and state false claims laws;

•	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

•	coverage and reimbursement levels by Medicare and other governmental payors and private insurers;

•	federal and state laws governing laboratory licensing and testing, including the Clinical Laboratory Improvement Amendments of 1988, or CLIA;

•	federal and state laws governing the development, use and distribution of diagnostic medical tests known as “laboratory developed tests”;

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and analogous state laws;

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste;

•	Occupational Safety and Health Administration rules and regulations; and

•	changes to other federal, state and local laws, including tax laws.

These laws and regulations are extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Any determination that we have violated these laws or regulations, or the public announcement that we are being investigated for possible violations of these laws or regulations, could harm our operating results and financial condition. In addition, a significant change in any of these laws or regulations may require us to change our business model in order to maintain compliance with these laws or regulations, which could harm our operating results and financial condition.

We need to maintain federal and state operating licenses and similar clearances to conduct our clinical laboratory testing.

Our clinical laboratory, located in The Woodlands, Texas, is regulated by CLIA. CLIA is a federal law that regulates clinical laboratory testing performed on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratory testing in the United States. Our CLIA certification requires its clinical laboratory to be inspected every other year in addition to being subject to random CLIA inspections. Our clinical laboratory is also subject to license requirements imposed by the State of Texas. Texas laws establish quality standards for day-to-day operation of the clinical laboratory, including the training and skills required of personnel and quality control. If a CLIA or state inspector finds deficiencies, that finding could lead to the revocation or suspension of, or limitations being placed upon, our CLIA accreditation or Texas license. Any revocation, suspension, or limitation could prevent us from performing all or some of its clinical laboratory testing services and could harm our operating results and financial condition.

In addition, our current diagnostic tests take advantage of the “laboratory developed test” exception from FDA review. The FDA maintains that it has authority to regulate the development and use of laboratory developed tests as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act, but to date has decided not to exercise its authority with respect to most laboratory developed tests performed by high complexity CLIA-certified laboratories as a matter of enforcement discretion. Our diagnostic products have not obtained FDA premarket clearance or approval. The FDA regularly considers the application of additional regulatory controls over the use of laboratory developed tests by laboratories such as ours. Further, the FDA has recently been petitioned to exercise regulatory authority over certain laboratory developed tests and to initiate enforcement action against companies that make effectiveness claims about laboratory developed tests that are without sufficient analytical and clinical support. As a result, it is possible that the FDA may look at the sale and use of laboratory developed tests with heightened scrutiny or modify their regulatory approach with respect to laboratory developed tests. If FDA regulation of laboratory developed tests increases or if regulation of the various medical devices used in laboratory-developed testing ensues, it would lead to an increased regulatory burden resulting in additional costs and delays in introducing tests, including genetic tests; this may hinder us from developing and marketing certain products or services and could harm our operating results and financial condition.

We are subject to environmental laws and potential exposure to environmental liabilities.

We are subject to various international, federal, state and local environmental laws and regulations that govern our operations, including the handling and disposal of nonhazardous and hazardous wastes, the recycling and treatment of electrical and electronic equipment, and emissions and discharges into the environment. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. We are also subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties affected by such contamination. The presence of, or failure to remediate properly, such substances could adversely affect the value and the ability to transfer or encumber such property. Based on currently available information, although there can be no assurance, we believe that such costs and liabilities have not had and will not have a material adverse impact on our consolidated results of operations.

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

We currently generate almost all of our revenue through a limited number of collaboration and licensing partners.

A limited number of collaboration and licensing partners currently generate almost all of our revenue for us.  Although we are attempting to expand the number of collaboration and licensing partners that we have, we can provide no assurance that we will be successful in doing so.  In the event we are unable to enter into successful relationships with additional collaboration and licensing partners, our business, financial condition and results of operations could be materially and adversely affected.

Some of our diagnostic research and product development programs require access to human tissue and/or blood samples, other biological materials, and related information, which may be in limited supply.

We may not be able to obtain or maintain access to human tissue, blood and other biological materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue, blood, or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human tissue or blood samples or other biological materials. If we lose access to sufficient numbers or sources of tissue or blood samples or other required biological materials, or if tighter restrictions are imposed on the use of related clinical or other information or information generated from tissue or blood samples or other biological materials, these research and development programs and our operating results and financial condition could be harmed.

We rely on independent healthcare providers, laboratories, and others to collect and process patient specimens.

We rely primarily on healthcare providers and other clinical laboratories to collect and send to our laboratory for testing most of our clinical laboratory specimens.  Although we believe we pay our service providers fair market value consideration for specimen collection and processing services and in compliance with anti-kickback and anti-referral laws, legal restrictions prohibit us from paying additional consideration, such as a referral fee, for these services. Because these services are time-consuming and may not be a business priority for the companies and individuals we rely on to provide them, the fair market value consideration may not be sufficient incentive for them to continue providing these services.  If we are unable to obtain or maintain needed collection and processing services, we would be unable to obtain patient samples for testing, which would harm our operating results and financial condition.

We rely on a single laboratory facility to process our diagnostic tests.

We rely on a single CLIA-approved laboratory facility in The Woodlands, Texas to perform our diagnostic tests. This facility and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. This facility may be affected by natural disasters such as earthquakes, floods and fires. In the event our clinical testing facility or equipment is affected by man-made or natural disasters, we would be unable to continue our diagnostic business and meet customer demands for a significant period of time. Although we maintain insurance on this facility, including business interruption insurance, it may not be adequate to protect us from all potential losses if this facility were damaged or destroyed. In addition, any interruption in our diagnostic business would result in a loss of goodwill, including damage to our reputation. If our diagnostic business were interrupted, it would seriously harm our business.

We have no marketing or sales staff, and if we are unable to develop sales and marketing capability, we may not be successful in commercializing our products.

We currently have no sales, marketing or distribution capability. We instead depend on collaborations or agreements with third parties that have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenue will depend upon the efforts of third parties, over which we may have little or no control.  If we are unable to reach and maintain agreement with one or more pharmaceutical, biomedical or biotechnology companies or other potential collaborators under acceptable terms, we may be required to market our products directly. We may elect to establish our own specialized sales force and marketing organization to market our products.  If we are unable to develop a marketing and sales force with technical expertise and with supporting distribution capability, we may not be able to successfully commercialize our products.

We have no commercial production capability and we may encounter production problems or delays, which could result in lower revenue.

To date, we have not produced any product in commercial quantities. Customers for any potential products and regulatory agencies will require that we comply with current good manufacturing practices that we may not be able to meet.  We have established and are in the process of establishing agreements with contract manufacturers to supply sufficient quantities of our products to conduct clinical trials as well as for the manufacture, packaging, labeling and distribution of finished products if our potential products are approved for commercialization.  If such arrangements are terminated and if we are unable to manufacture or contract for a sufficient supply of our potential products on acceptable terms, our clinical testing schedule may be delayed, resulting in the delay of submission of products for regulatory approval and initiation of new development programs.  If we determine to manufacture products ourselves, we may not be able to maintain acceptable quality standards if we ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our production or enter into licensing or other arrangements under acceptable terms with these third parties, which could adversely affect our business.

We face potential difficulties in obtaining product liability and related insurance.   If we are subject to product liability claims and have not obtained adequate insurance to protect against these claims, our financial condition would suffer.

We do not have product liability or other professional liability insurance. In the future, we may, in the ordinary course of business, be subject to substantial claims by, and liability to, persons alleging injury from the use of our products.  If we are successful in having products approved by the FDA, the sale of such products would expose us to additional potential product liability and other claims resulting from their use. This liability may result from claims made directly by consumers or by others selling such products. We do not currently have any product liability or professional liability insurance, and it is possible that we will not be able to obtain or maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage against potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any products we develop. A successful product liability claim in excess of any insurance coverage we may procure could exceed our net worth. While we desire to reduce our risk by obtaining indemnity undertakings with respect to such claims from licensees and distributors of our products, we may not be able to obtain such undertakings and, even if we do, they may not be sufficient to limit our exposure to claims.

We are dependent on our management team, and the loss of any key member of this team may prevent us from successfully implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key management and development personnel.  While we have entered into employment agreements with each of our executive officers, they may each terminate their employment with us at any time without penalty.  We do not maintain key person life insurance policies on any of our employees.  The loss of one or more of our key employees could seriously harm our business, financial condition or results of operations.  In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

There is a high demand for, and short supply of, key personnel needed for our clinical laboratory testing services.

Our existing clinical laboratory services operations need individuals who are licensed as clinical laboratory scientists. We believe that to continue operating and to expand our clinical laboratory testing services, we must continue to attract and retain these licensed clinical laboratory scientists. There is a shortage of licensed scientists in the State of Texas, and we compete for these personnel with hospitals, other clinical laboratories, and other healthcare providers. Licensed scientists may prefer to work for these other organizations either because of the compensation offered, the reputations of the organizations, or other personal considerations. If we are unable to attract and retain a sufficient number of licensed scientists, the current operations of our clinical laboratory testing business could be harmed and the future growth of these services could be delayed or prevented.

If our current research collaborators or scientific advisors terminate their relationships with us or develop relationships with a competitor, our ability to discover proteins and biomarkers, and to commercialize our diagnostic products, could be adversely affected.

We have relationships with research collaborators at academic and other institutions who conduct research at our request. These research collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover genes, proteins, and biomarkers involved in human disease and commercialize diagnostic products will depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful.

Our research collaborators and scientific advisors may have relationships with other commercial entities, some of which could compete with us. Our research collaborators and scientific advisors sign agreements which provide for the confidentiality of our proprietary information and the results of studies conducted at our request. We may not, however, be able to maintain the confidentiality of our technology and other confidential information related to all collaborations. The dissemination of our confidential information could have a material adverse effect on our business.

If we acquire any companies or products in the future, such companies and products could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We may acquire or make investments in complementary companies, businesses, assets, products and services in the future.  We have not made any such acquisitions or investments to date, and therefore, our ability to make acquisitions or investments is unproven.  Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel;

•	the diversion of financial and management resources from existing operations;

•	the risk of entering new markets;

•	the potential loss of key employees; and

•	the inability to generate sufficient revenue to offset acquisition or investment costs.

In addition, if we finance any acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock.  As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

In February 2010, we entered into a definitive merger agreement to acquire StemTroniX, Inc., a Texas corporation.  Consummation of the merger is subject to certain customary conditions, including approval by our shareholders and the shareholders of StemTroniX.  We may not be able to obtain the shareholder approval necessary to complete the merger. Even if we successfully complete the acquisition, we may experience difficulties in integrating operations, technologies, services and personnel.  Any failure by use to successfully acquire StemTroniX and integrate its business with our business could have a material adverse affect on our business and results of operations.

Our business may be harmed by any disruption to our computer hardware, software, and Internet applications.

Our business requires manipulating and analyzing large amounts of data, communicating the results of the analysis to our internal research personnel and our collaborators via the Internet and tracking and communicating the results, via the Internet and other modalities, of the tests performed by our clinical laboratory testing business. Also, we rely on a global enterprise software system to operate and manage our business. Our business, therefore, depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or there is an interruption in Internet service in a way that affects access to our data by our accounting and billing departments, internal research personnel or collaborators or access to our laboratory testing results by referring professionals or patients, our operating results and financial condition could be harmed.

Our computer and communications hardware is protected through physical and software safeguards. However, it remains vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. If we fail to maintain the necessary computer capacity and data to support our accounting and billing departments and our collaborators’ and licensees’ discovery, research, and development activities, including our associated computational needs, we could experience a loss of or delay in revenues. In addition, any sustained disruption in Internet access provided by other companies could harm our operating results and financial condition.

Risks Related to Our Stock

Future sales of our common stock may cause our stock price to decline.

As of April 7, 2010, we had 427,397,313 shares of common stock outstanding.  Of this amount, 299,477,236 shares were freely tradable without restriction, unless the shares are purchased by our affiliates.  The remaining 127,920,077 shares were “restricted securities” as that term is defined under Rule 144 of the Securities Act.  None of our directors, executive officers or employees is subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock.  The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

We have the ability to issue securities with rights that may be superior to those of our common stock.

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

We have entered into a merger agreement with StemTroniX, Inc. that requires that we issue a substantial number of shares of our common stock to StemTroniX shareholders.

In February 2010, we entered into a definitive merger agreement to acquire StemTroniX, Inc., a Texas corporation.  Subject to the terms and conditions of the merger agreement, which has been approved by the boards of directors of both us and StemTroniX, if the merger is completed, each outstanding share of StemTroniX common stock will be converted into the right to receive fourteen and sixth-tenths (14.60) shares of our common stock, subject to certain adjustments as provided in the merger agreement.  This will result in us issuing approximately one billion shares to the shareholder of StemTroniX, which will result in immediate and substantial dilution to our incumbent shareholders.  Such dilution could have a material negative adverse effect on the price of our common stock.

We intend to raise additional funds in the future through issuances of securities and such additional funding may be dilutive to stockholders or impose operational restrictions.

We intend to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt.  Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility.  If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing stockholders will be reduced.  These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	announcements of technological innovations or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

•	announcements by us or others of results of validation studies and clinical trials;

•	developments or disputes concerning patent or other proprietary rights;

•	adverse legislation, including changes in governmental regulation and the status of our regulatory approvals or applications;

•	changes in health care policies and practices; and

•	economic and other external factors, including general market conditions.

In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market price of the stock of many early-stage companies and that often have been unrelated or disproportionate to the operating performance of these companies.  Market fluctuations such as these may seriously harm the market price of our common stock.  Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities.  If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations.

We identified a material weakness in our internal control over financial reporting during the assessment of our internal controls that we performed in connection with the preparation of the audited consolidated financial statements included in this report.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal control over financial reporting.  During the preparation of our audited consolidated financial statements for the year ended December 31, 2009, we identified a control deficiency that has been classified as material weaknesses in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2009.

The standards that must be met for management to assess the internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing the activities necessary to make future assessments of our internal control over financial reporting and completing the implementation of any necessary improvements.  Future assessments may require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations.  If we are unable to assess our internal control over financial reporting as effective in the future, investors may lose confidence in us and our stock may be negatively impacted.

If our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of our internal control over financial reporting, investors may lose confidence in us and our stock may be negatively impacted.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will require our independent registered public accounting firm to complete an attestation report on our assessment of our internal control over financial reporting.  The first attestation report of our assessment that our independent registered public accounting firm must complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2010.  The attestation process that must be performed by our independent registered public accounting firm is also new and complex.  We may encounter problems or delays in receiving an unqualified attestation of our assessment by our independent registered public accountants.  Compliance with these new rules could require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations.  If our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment, investors may lose confidence in us and our stock may be negatively impacted.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002 and, without voluntary compliance with such provisions, will not receive the benefits and protections they were enacted to provide.

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance rules established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002.  These rules relate to independent director standards, director nomination procedures, audit and compensation committees standards, the use of an audit committee financial expert and the adoption of a code of ethics.

Our board of directors currently consists of Helen R. Park, who is our Interim Chief Executive Officer and Interim Chief Financial Officer, and Ira L. Goldknopf, who is our President, Chief Scientific Officer and Secretary.  Ms. Park and Dr. Goldknopf are not “independent directors” as such term is defined by any of the national securities exchanges or inter-dealer quotation systems.  Our board of directors has not created a separately-designated standing audit committee, and Ms. Park and Dr. Goldknopf do not qualify as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act.  Unless we voluntarily elect to fully comply with all of these rules, we will not receive the benefits and protections they were enacted to provide.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results will likely vary in the future primarily as the result of fluctuations in our billings, revenue and operating expenses.  We expect to continue to incur increases in operating expenses in the future as we continue engaging in selling and marketing activities, develop new diagnostic tests, hire additional personnel and comply with state and federal laws applicable to our business and SEC reporting requirements.  If our results of operations do not meet the expectations of our shareholders or the investment community, the price of our common stock may decline.

Our shares of common stock are not listed for trading on a national securities exchange or the Nasdaq Stock Market.

Our common stock currently trades on the OTC Bulletin Board and is not listed for trading on any national securities exchange or the Nasdaq Stock Market.  Investments in securities trading on the OTC Bulletin Board are generally less liquid than investments in securities trading on a national securities exchange or the Nasdaq Stock Market.  The failure of our shares to be approved for trading on a national securities exchange or the Nasdaq Stock Market may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.

We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.  We intend to use any cash generated from our operations for reinvestment in the growth of our business.  Any determination to pay dividends in the future will be made by our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our board of directors.  Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock.  We can provide no assurance that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

If our executive officers, directors and principal stockholders choose to act together, they may be able to control our management and operations, which may prevent us from taking actions that may be favorable to you.

Our executive officers, directors and principal stockholders, and their respective affiliates, beneficially own approximately 28% of our outstanding common stock.  These stockholders, acting together, have the ability to exert substantial influence over any matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets.  In addition, they could dictate the management of our business and affairs.  This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Item 2.  Properties.

Our corporate headquarters and sole business office is located at 3400 Research Forest Drive, Suite B2-3, The Woodlands, Texas 77381, where we lease approximately 3,000 square feet of space for a monthly rent and operating expense payment of approximately $5,252.  The lease expires on June 30, 2010.  We believe that our office space is adequate to support our current operations and projected growth in our operations over the next 12 months.

Item 3.  Legal Proceedings.

In September 2008, we entered into an arbitration agreement with Steven Rash, our former Chief Executive Officer, in connection with his agreement to resign as our Chief Executive Officer.  The parties agreed to arbitrate claims for wages and other compensation due, breach of contracts or covenants, and benefits.  We agreed to arbitrate Mr. Rash’s claims for wages of $36,031 and our claims for embezzlement, fraud and breach of contract by Mr. Rash. As of April 7, 2010, arbitration had not been initiated by either party.

In March 2009, McLennon Law Corporation (“McLennon”) filed a lawsuit against the Company for breach of contract for approximately $117,000 of accrued but unpaid attorney fees.  We are currently in negotiations with McLennon to settle its claim for unpaid attorney fees.

In September 2009, one of our employees attempted to convert a $30,000 convertible promissory note plus interest into shares of our common stock.  We are disputing the amount, if any, that is due to the employee under the note.  As of December 31, 2009, the note had not been converted.  In December 2009, the employee filed a law suit against us seeking damages and specific performance, and in March 2010 filed a motion for summary judgment.  We have filed a motion in opposition to the motion for summary judgment.  This case is currently pending.

In February 2010, Transgenomic, Inc. (“Transgenomic”) filed a lawsuit against us in the United States District Court for the District of Nebraska.  The lawsuit contained claims for fraud, breach of contract, slander, libel, and for a declaration of rights under a Collaboration and Exclusive License Agreement, dated January 23, 2009, between the parties.  On April 12, 2010, Power3 filed a Partial Motion to Dismiss Transgenomic’s fraud claim.  This case is currently pending.

In March, 2010, Rockmore Investment Master Fund LTD (“Rockmore”) filed a lawsuit against us in the Supreme Court for the State of New York.  The lawsuit contained claims of breach of contract and specific performance.  We have not yet responded to the complaint.  This case is currently pending.

In April 2010, Neogenomics, Inc. (“Neogenomics”) filed a lawsuit against us in the Supreme Court of the State of New York.  The lawsuit contained claims for failure to repay the principal amount of, and accrued interest under, a Convertible Debenture, dated April 17, 2009, issued by us in favor of Neogenomics.  We have not yet responded to the complaint.  This case is currently pending.

PART II

Item 4.	Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “PWRM”.  The following table sets forth the range of high and low bid prices for shares of our common stock on the OTC Bulletin Board for the periods indicated, as reported by Nasdaq.
The quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2008	High	Low
Quarter ended March 31, 2008	$0.155	$0.08
Quarter ended June 30, 2008	$0.14	$0.055
Quarter ended September 30, 2008	$0.12	$0.02
Quarter ended December 31, 2008	$0.05	$0.0089

Fiscal Year Ended December 31, 2009	High	Low
Quarter ended March 31, 2009	$0.04	$0.0095
Quarter ended June 30, 2009	$0.025	$0.013
Quarter ended September 30, 2009	$0.155	$0.01
Quarter ended December 31, 2009	$0.22	$0.048

The last reported trading price of our common stock as reported on the OTC Bulletin Board on April 7, 2010 was $0.0395 per share.

Holders

As of April 7, 2010, the number of stockholders of record of our common stock was 1,179.

Dividends

We have not paid any dividends on our common stock to date, nor do we intend to pay any dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to finance the growth of our business.

Transfer Agent

The transfer agent for our common stock is Olde Monmouth Stock Transfer Company, 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716.

Recent Sales of Unregistered Securities

During our fiscal quarter ended December 31, 2009, we sold the following securities without registration under the Securities Act:

In October 2009, we revised the terms of an outstanding warrant to acquire 13,318,682 shares of common stock held by the warrant holder.  The exercise price of the warrant was increased from $0.04 per share to $0.053 per share.  We received $200,000 and issued 3,773,585 shares of common stock upon the partial exercise of the warrant.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In October 2009, we issued 3,687,500 shares of common stock to a consultant for consulting services.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In October 2009, we issued 1,309,705 shares of common stock to a consultant for consulting services.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In October 2009, we issued 100,000 shares of common stock to a consultant for consulting services.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In October 2009, we issued 1,000,000 shares of common stock to a consultant for consulting services.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In December 2009, we issued 905,661 shares of common stock to a consultant for consulting services.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In December 2009, we issued shares of our common stock to Helen R. Park, our Interim Chief Executive Officer.  A description of these shares is set forth under “Item 10.  Executive Compensation” of this report.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” of this report and elsewhere in this report.  The following should be read in conjunction with our audited consolidated financial statements beginning on page F-1 of this report.

Overview

We are a leading bio-technology company focused on the development and marketing of novel diagnostic products through the analysis of proteins.  Our business is focused on the development of novel diagnostic tests in the fields of cancer, and neurodegenerative and neuromuscular diseases such as amytrophic lateral sclerosis (commonly known as ALS or Lou Gehrig’s disease), Alzheimer’s disease and Parkinson’s disease. We also address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and others through collaborations with leading academic and research institutions. We apply proprietary methodologies to discover and identify protein biomarkers associated with diseases. We also use advanced protein separation methods to identify and resolve variants of specific biomarkers (known as “translational proteomics”) for developing a procedure to measure a property or concentration of an assay and commercializing novel diagnostic tests. By discovery and development of protein-based disease biomarkers, we have developed tools for diagnosis, prognosis, early detection and identification of new target drugs in cancer, and neurodegenerative and neuromuscular diseases such as amytrophic lateral sclerosis, Alzheimer’s disease and Parkinson’s disease.

We have developed a portfolio of products including BC-SeraPro™, a proteomic blood serum test for the early detection of breast cancer for which we have completed Phase I clinical trials, and NuroPro®, a serum test for the detection of neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases for which we are currently engage in Phase II clinical trials.  These products are designed to analyze proteins and their mutations to assess an individual’s risk for developing disease later in life or a patient’s likelihood of responding to a particular drug, assess a patient’s risk of disease progression and disease recurrence, and measure a patient’s exposure to drug therapy to ensure optimal dosing and reduced drug toxicity. Armed with this risk response assessment information, individuals can take action to prevent or delay the onset of disease and physicians can ensure that patients receive the most appropriate treatment of their disease.

Recent Developments

In February 2010, we entered into a definitive merger agreement to acquire StemTroniX, Inc., a Texas corporation.  StemTroniX is a medical biotechnology company that is committed to improving the lives of individuals by using autologous adult stem cell technology to repair tissue damage in patients.  Autologous adult stem cell therapy is the process of using an individual’s blood to purify their stem cells and re-introduce them into that individual for the purpose of repairing and regenerating damaged tissue.  StemTroniX provides a system to augment this process.

Subject to the terms and conditions of the merger agreement, which has been approved by the boards of directors of both us and StemTroniX, if the merger is completed, each outstanding share of StemTroniX common stock will be converted into the right to receive fourteen and sixth-tenths (14.60) shares of our common stock, subject to certain adjustments as provided in the merger agreement.

The merger agreement contains customary representations and warranties by us and StemTroniX, covenants by StemTroniX to conduct its business in the ordinary course until the merger is completed, and covenants by StemTroniX to not take certain actions during such period.  StemTroniX has also agreed to not solicit proposals relating to business combination transactions with other parties or enter into discussions concerning any proposals for business combination transactions with other parties.

Consummation of the merger is subject to certain customary conditions, including, among others, the approval of the merger by the shareholders of StemTroniX, the approval of the issuance of our common stock in connection with the merger by our shareholders, the approval of an amendment to our certification of incorporation by our shareholders to increase the number of shares of common stock authorized for issuance to that number of shares necessary to ensure that an adequate number of shares is available for issuance to the shareholders of StemTroniX, the receipt of any required governmental approvals and expiration of applicable waiting periods, the accuracy of the representations and warranties by us and StemTroniX (generally subject to a material adverse effect standard), and material compliance by us and StemTroniX with our respective obligations under the merger agreement.

We expect to complete the acquisition of StemTroniX in May or June 2010.

Strategy

Currently, we are continuing to develop and commercialize proteomic and related biomarker tests that will assist providers and payers in determining the most appropriate therapeutic intervention for a particular patient. These tests are developed based on our know-how and expertise, in partnership with thought leaders and leading healthcare institutions, and intellectual property that we have developed on our own, licensed from others, or acquired from other parties. Our tests are available to patients by physician’s prescription to providers located primarily in the United States and may be performed in our CLIA-certified laboratory or partnered with other test providers.

We intend to complete Phase II clinical trials for NuroPro® and begin commercialization of NuroPro® during 2010, and to complete Phase II clinical trials for BC-SeraPro™ during 2010.  We also intend to develop additional diagnostic products utilizing the proteomic research and results that we have achieved and for which we have filed patent applications with the USPTO.  By utilizing the intellectual property that we have in our possession, building on the intellectual property portfolio through additional clinical trials, and integrating the proprietary and intellectual property portfolio of StemTroniX, we will have the ability to successfully create, market and sell a diverse diagnostic product offering based on our proteomic research.

Our goal during 2010 is to enter into collaboration and licensing agreements with other leading bio-technology companies, academic and research institutions, like the Baylor College of Medicine, who have the resources and expertise to engage in successful commercialization campaigns of our products.  Through these agreements, we will generate revenue through a combination of licensing fees, royalties and milestone payments that we receive from our collaboration and licensing partners.

2010 Outlook

We expect sales of our BC-SeraPro™ and NuroPro® diagnostic products to increase during 2010 as we complete Phase II clinical studies on these products.  We also expect to develop several additional diagnostic products during 2010.  As a result, we expect revenue to increase over the next 12 months as we enter into additional collaboration and licensing agreements with other biotechnology companies, academic and research institutions and governmental agencies. We intend to reduce our liabilities by retiring our outstanding debt, which will decrease substantially, if not eliminate, the derivative liabilities that we have been incurring for the past few years.  The combination of increased revenue and reduced debt, coupled with significant capital-raising initiatives that we plan to complete during 2010, will provide us with the assets and operating results necessary to grow at an exponential rate for the foreseeable future.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein is based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances.  Actual results may differ under different estimates and assumptions.

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Revenue Recognition

Our revenue consists primarily of licensing fees, royalties and milestone payments that we receive from our licensing partners that it receives under licensing agreements that we have with third parties.  We recognize these fees and payments as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 (“ASC 605”).

Stock-Based Compensation

We account for employee stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718 (“ASC 718”) using the modified prospective transition method.  Under this method, compensation expense includes: (a) compensation expense for all share-based payments granted, but not yet vested, as of January 1, 2006, based on the grant-date fair value, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.  Such amounts have been reduced by our estimate of forfeitures of all unvested awards.

We account for non-employee stock-based compensation in accordance with ASC 718 and ASC Topic 505 (“ASC 505”).  ASC 718 and ASC 505 require that we recognize compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by the non-employees.

We use the Black-Scholes pricing model to determine the fair value of the stock-based compensation that we grant to employees and non-employees.  We are required to make certain assumptions in connection with this determination, the most important of which involves the calculation of volatility with respect to the price of our common stock.  The computation of volatility is intended to produce a volatility value that is representative of our expectations about the future volatility of the price of our common stock over an expected term.  We used our share price history to determine volatility and cannot predict how the price of our shares of common stock will react on the open market in the future since our common stock has only been trading on the OTC Bulletin Board since March 30, 2006.  As a result, the volatility value that we calculated may differ from the future volatility of the price of our shares of common stock.

Derivative Financial Instruments

ASC Topic 815 (“ASC 815”) requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

We have issued several convertible promissory notes and stock warrants and has evaluated the terms and conditions of the conversion features contained in the notes and warrants to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC Topic 815 (“ASC 815”).  We determined that the conversion features contained in the notes and warrants represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815.  As a result, the fair value of the derivative financial instruments in the notes and warrants is reflected in our balance sheet as a liability.  The fair value of the derivative financial instruments of the convertible promissory notes and warrants was measured at the inception date of the notes and warrants and each subsequent balance sheet date.  Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

We valued the conversion features in its convertible notes using a binomial lattice valuation model. The lattice model values the embedded derivatives based on a probability-weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivatives, which are: (i) payments are made in cash, (ii) payments are made in stock, (iii) the holder exercises its right to convert the debentures, (iv) we exercise our right to convert the debentures, and (v) we default on the debentures. We use the model to analyze the underlying economic factors that influence which of these events will occur, when they are likely to occur, and the price of its common stock and specific terms of the debentures, such as interest rate and conversion price, that will be in effect when they occur. Based on the analysis of these factors, we use the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

We use the Black-Scholes pricing model to determine the fair values of its warrants.  This model takes into consideration such factors as the estimated term of the derivatives, the volatility of the price of our common stock, interest rates, and the probability that the warrants will be exercised to determine the fair value of the warrants.  The selection of these criteria requires management's judgment and may impact our net income or loss.

For a more complete discussion of our accounting policies and procedures, see our notes to consolidated financial statements beginning on page F-7.

Recent Accounting Pronouncements

In May 2009, the FASB issued guidance now codified as ASC Topic 855 (“ASC 855”) which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date (i.e., whether that date represents the date the financial statements were issued or were available to be issued). These new provisions became effective for interim or fiscal periods ending after June 15, 2009.  The adoption of these provisions did not have a material impact on our financial condition and results of operations.

In June 2009, the FASB issued guidance now codified as ASC Topic 105 (“ASC 105”) as the single source of authoritative nongovernmental U.S. GAAP.  ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the FASB ASC is considered non-authoritative.  These new provisions became effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period.  The adoption of these provisions did not have a material impact on our financial condition and results of operations.

Comparison of the Years Ended December 31, 2009 and 2008

Net Revenue

Net revenue consists primarily of licensing fees, royalties and milestone payments that we receive from our licensing partners.  Revenue increased $113,975 to $115,000 for the year ended December 31, 2009 from $1,025 for the year ended December 31, 2008.  The increase of $113,975 resulted primarily from milestone fees that we received under the Collaboration and Exclusive License Agreement with Transgenomic, Inc.  We expect sales of our BC-SeraPro™ and NuroPro® diagnostic products to increase during 2010 as we complete Phase II clinical studies on these products.  As a result, we expect revenue to increase over the next 12 months as we enter into additional collaboration and licensing agreements with other biotechnology companies, academic and research institutions and governmental agencies.

Operating Expenses

Operating expenses consist primarily of employee compensation and benefits, professional and consulting fees, and other selling, general and administrative expenses.

Employee Compensation and Benefits.  Employee compensation and benefits consists of all salaries and other cash compensation, equity-based compensation, employee benefits and the related payroll taxes.  Employee compensation expense decreased $673,455 to $368,067 for the year ended December 31, 2009 from $1,041,522 for the year ended December 31, 2008.  The decrease of $673,455 was due primarily to decreases of $334,130 for salary and equity-based compensation expenses, $102,876 for health insurance benefits and $36,982 for payroll taxes, each associated with a decrease in the number of people who we employed during 2009.  We expect employee compensation expense to increase over the next 12 months as we continue to retain additional executive management personnel, lab technicians and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, laboratory and technology consultants and other professionals and consultants.  Professional fees increased $2,963,716 to $4,925,829 for the year ended December 31, 2009 from $1,962,113 for the year ended December 31, 2008.  The increase of $2,963,716 was due primarily to an increase of $4,472,910 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, partially offset by decreases of $254,230 for legal and accounting fees, $427,951 for consulting fees and decreases in other professional fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting, laboratory and technology fees in connection with the general expansion of our business and operations.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses consist of selling and marketing expenses, lab supplies, clinical validation studies, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses.  Other general and administrative expenses decreased $349,182 to $143,297 for the year ended December 31, 2009 from $492,479 for the year ended December 31, 2008.  The decrease of $349,182 resulted primarily from decreases of $72,532 for marketing costs, $64,925 for rent associated with our move to a smaller office in 2009, $75,592 for travel and entertainment, $35,000 for clinical validation studies and $18,014 for lab supplies, as well as decreases in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for clinical validation studies, lab supplies, selling and marketing expenses, rent, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have.  Interest and amortization expense decreased $1,124,532 to $416,886 for the year ended December 31, 2009 from $1,541,418 for the year ended December 31, 2008.  The decrease of $1,124,532 was due primarily do the retirement during 2009 of many of the debt obligations that were outstanding during 2008.  We expect interest expense to continue to decrease over the next 12 months as we retire several of our remaining debt obligations.

Derivative Gain / Loss

Derivative gain / loss consists of the non-operating, non-cash income or expense resulting from changes in the fair value of the derivative instruments contained in the convertible promissory notes and stock warrants that were outstanding at December 31, 2009 and 2008, respectively.  We recognized a derivative loss of $13,045,921 for the year ended December 31, 2009, compared to a derivative gain of $4,415,110 for the year ended December 31, 2008.  The difference of $17,461,031 was due primarily to the increase in the trading price of our common stock between December 31, 2008 and 2009.  While future derivative gain / loss is largely dependent upon the trading price of our common stock, we expect future derivative gains and losses to be smaller in amount as our convertible promissory notes are retired or converted into shares of common stock, and as stock warrants are exercised or expire by their terms.

Gain / Loss on Settlement of Debt

Gain / loss on settlement of debt consists of the gains and losses that we have recognized in connection with the retirement of outstanding debt and payment of outstanding invoices and results when we issue shares of common stock having an aggregate value less than (in the case of gains) or greater than (in the case of losses) the outstanding principal amount of the note and accrued interest or the applicable invoice.  We recognized a loss on settlement of debt of $426,574 for the year ended December 31, 2009, compared to a gain on the settlement of debt of $464,872.  The difference of $891,446 was due primarily to our decision to pay off a significant amount of our outstanding debt obligations and accrued interest, and numerous outstanding invoices, during 2009 by issuing shares of our common stock having an aggregate value greater than the outstanding principal amount of the note and accrued interest or the applicable invoice.  While we may continue to incur losses on the settlement of debt in the future as we continue to pay off outstanding debt and invoices with shares of our common stock, we expect any such losses to decrease as the amount of outstanding debt continues to decrease.

Net Loss

Our net loss increased $19,074,790 to $19,211,574 for the year ended December 31, 2009, from $136,784 for the year ended December 31, 2008.  The increase of $19,074,790 was primarily due to increases of $2,963,716 for professional fees, $17,461,031 for derivative loss, and $891,446 for loss on the settlement of debt.  This was partially offset by an increase of $113,975, for net revenue, and decreases of $673,455 for employee compensation and benefits and $349,182 for other selling, general and administrative expenses.  We expect our net loss to decrease substantially during 2010 as we generate additional revenue through our collaboration and licensing partners and as we continue to retire our outstanding debt obligations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt.

Net cash used by operating activities was $441,561 for the year ended December 31, 2009 compared to $1,447,004 for the year ended December 31, 2008.  The $1,005,443 decrease in cash used by operating activities was due primarily to an increase of $17,461,031 for derivative liability, $4,079,418 for stock issued for compensation and services and $888,244 for loss on the settlement of debt.  This was partially offset by an increase in net loss of $19,074,790 and a decrease in accounts payable and other liabilities of $350,954.

Net cash used by investing activities was $758 for the year ended December 31, 2009 compared to $2,748 for the year ended December 31, 2008.  The $1,990 decrease in cash used by investing activities was due to a decrease in expenditures on property and equipment during 2009.

Net cash provided by financing activities was $433,988 for the year ended December 31, 2009 compared to $1,332,404 for the year ended December 31, 2008.  The $898,416 decrease in cash provided by financing activities was due primarily to decreases of $562,248 for proceeds from the sale of common stock and $710,000 for proceeds from the issuance of debt.  This was partially offset by an increase of $278,832 for proceeds from the exercise of warrants and a decrease of $120,000 for principal payments on outstanding debt.

Our primary sources of capital over the past 12 months are set forth below.

In June 2009, we issued 6,000,000 shares of common stock to an accredited investor for total cash proceeds of $30,000.

In June 2009, we issued 500,000 shares of common stock to an accredited investor for total cash proceeds of $5,000.

In August 2009, we issued 515,600 shares of common stock to two accredited investors for total cash proceeds of $5,156.

In August 2009, we issued a convertible promissory note and a warrant to acquire shares of common stock to an accredited investor for consideration of $25,000.  The note is for a principal amount of $25,000, is convertible into 2,500,000 shares of common stock, has an interest rate of 8% and is due February 26, 2010.  The warrant is exercisable into 1,000,000 shares of common stock and has an exercise price of $0.10 that may be subject to adjustment depending upon the trading price of our common stock.

In September 2009, we issued 2,500,000 shares of common stock to an accredited investor for total cash proceeds of $25,000.

In September 2009, we issued 2,000,000 shares of common stock to an accredited investor for total cash proceeds of $20,000.

In September 2009, we issued a convertible promissory note and a warrant to acquire shares of common stock to an accredited investor for consideration of $25,000.  The note is for a principal amount of $25,000, is convertible into 2,500,000 shares of common stock, has an interest rate of 8% and is due March 3, 2010.  The warrant is exercisable into 1,000,000 shares of common stock and has an exercise price of $0.10 that may be subject to adjustment depending upon the trading price of our common stock.

During the year ended December 31, 2009, we issued 11,789,509 shares of common stock to warrant holders upon the exercise of outstanding warrants for total cash proceeds of $278,832.

To date, our capital needs have been met primarily through the issuance of convertible promissory notes and debentures, sales of equity securities and proceeds received upon the exercise of warrants held by our security holders.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  We have used the proceeds from the exercise of warrants and our private offerings of securities to pay virtually all of the costs and expenses we have incurred.  These costs and expenses were comprised of operating expenses, which consisted of the employee compensation expenses, professional fees and other general and administrative expenses discussed above, and the costs of sales discussed above to the extent such costs of sales exceeded our revenue.

We believe that our current cash resources will not be sufficient to sustain our operations for the next 12 months.  We will need to obtain additional cash resources within the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred and finance the growth of our business.  We intend to obtain these funds through internally generated cash flows from operating activities and proceeds from the issuance of equity securities.  The issuance of additional equity would result in dilution to our existing shareholders.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following summarizes our material long-term contractual obligations as of December 31, 2009:

Contractual Obligations	Total	2010	2011	2012	2013	2014
Executive Agreements (1)	$438,254	$225,008	$166,670	$46,576	$-0-	$-0-
Office Lease (2)	31,512	31,512	-0-	-0-	-0-	-0-

Total	$469,766	$256,520	$166,670	$46,576	$-0-	$-0-

(1) At December 31, 2009, we were a party to employment agreement with Ira L. Goldknopf and a consulting agreement with Helen R. Park.  A summary of these agreements is provided herein under “Item. 10.  Executive Compensation – Employment Contracts and Arrangements.”

(2) At December 31, 2009, we were a party to an operating lease for our office space in The Woodlands, Texas that expires June 30, 2010.  A summary of this office lease is provided herein under “Business – Properties.”

To date, we have made payments under these obligations with proceeds received from issuance of convertible promissory notes and debentures, sales of our equity securities, and proceeds received upon the exercise of outstanding warrants by our security holders.  We intend to make future payments due under these obligations primarily through similar means during 2010.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7.	Financial Statements and Supplementary Data.

Our audited financial statements at and for each of the years ended December 31, 2009 and 2008, respectively, begin on page F-1 of this report located immediately after the signature page hereto.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet management’s objectives.

As of December 31, 2009, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes policies and procedures that:

(1)            pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)            provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)            provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design safeguards to reduce, though not eliminate, this risk.

Our management used the framework set forth in the report entitled, “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2009 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management, in consultation with our independent registered public accounting firm, concluded that a material weakness existed in the following area as of December 31, 2009.

On December 7, 2009, John P. Ginzler resigned as our Chief Financial Officer and Helen R. Park was appointed as interim Chief Financial Officer.  As a result, we did not have a full-time Chief Financial Officer assisting us during the preparation of our annual report for the year ended December 31, 2009.  During the audit of our financial statements as of and for the year ended December 31, 2009, our independent registered public accounting firm suggested adjusting journal entries that were made by us in connection with the preparation of our audited financial statements.  The SEC has recently stated that the delivery of adjusting journal entries by an independent registered public accounting firm to a company during the course of an audit creates a presumption that a material weakness in internal controls exists.

We are actively seeking to remediate this material weakness.  At or about the time Mr. Ginzler resigned as our Chief Financial Officer, we hired a consultant to assist us on a part-time basis with the preparation of our financial statements and annual report on Form 10-K.  We expect this consultant to accept a full-time position with us as our new Chief Financial Officer within the next few months.  The addition of a new Chief Financial Officer will assist us in preparing financial statements that will not require adjusting journal entries to be made by us at the suggestion of our independent registered public accounting firm.

Notwithstanding the existence of this material weakness in our internal controls, we believe that our financial statements fairly present, in all material respects, our balance sheets at December 31, 2009 and 2008 and our statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2009 and 2008 in conformity with GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.   Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following chart sets forth certain information about each of our directors and executive officers.

Name	Age	Positions Held
Helen R. Park	74	Director, Interim Chief Executive Officer and Interim Chief Financial Officer
Ira L. Goldknopf	63	Chairman of the Board, President, Chief Scientific Officer and Secretary

Directors

We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications or skills in the following areas are most important: (i) organizational leadership and vision; (ii) strategic, financial and operational planning; (iii) proteomics and biotechnology industry experience; (iv) corporate restructuring and performance enhancement; (v) corporate finance; (vi) proteomics and biotechnology industry experience; and (vii) experience as a board member of other corporations.  These areas are in addition to the personal qualifications described in this section.  We believe that our current board member possesses the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for this board member below.  The principal occupation and business experience, for at least the past five years, of our current director is as follows:

Helen R. Park has served as the Company’s interim Chief Executive Officer since September 2008 and served as the Company’s interim Chief Financial Officer from December 2008 to April 2009.  Ms. Park has more than 40 years of experience managing science and bio-technology companies.  She is the founder of StemTroniX, Inc., a developer of adult stem cell therapies, and has served as its President, Chief Financial Officer, Secretary and Chairman of the Board since March 2008.  She is also the founder of Bronco Technology Inc., a contracting and consulting firm for bio-technology companies and institutions, including Bayer Services Technology, UTMD Anderson Cancer Center, Flow Genix, UT Health Science Center, Agennix, and Meta-Informatics, and has served as its Chief Executive Officer, President and Secretary since 1994.   Ms. Park was the founder of Advanced Bio/Chem, Inc. and served as its Chief Executive Officer and Chairman of the Board from 2000 to June 2004. Ms. Park also provides management reorganization consulting services to bio-technology companies located in the greater Houston, Texas area. Ms. Park received a B.S. in Chemistry from Sam Houston State University and a M.S. in Biochemistry from the Baylor University College of Medicine.

Ira L. Goldknopf has served as our Chief Scientific Officer and as a director since May 2004.  In September 2008, Dr. Goldknopf was appointed our President and Interim Chairman of the Board.  From August 2000 until May 2004, Dr. Goldknopf served as the Chief Scientific Officer of Advanced Bio/Chem, which he co-founded in 2000.  Dr. Goldknopf received a B.A. in Chemistry from Hunter College and a Ph.D. in biochemistry from Kansas State University.  Dr. Goldknopf spent ten years on the faculty of Baylor College of Medicine and is the author of over 70 publications and a principal inventor of our intellectual property.

As a result of these and other professional experiences, our board of directors possesses particular knowledge and experience in management, operations and finance that strengthen the board’s qualifications, skills and experience.

Executive Officers

Each of our executive officers serve as members of our board of directors and are described above.

Board of Directors

Helen R. Park and Ira L. Goldknopf constitute all of the members of our board of directors.  Ms. Park and Dr. Goldknopf will serve until the next annual meeting of shareholders or until his successor is duly elected and qualified.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.  We do not currently have any committees of our board of directors.

Shareholder Communications

We have not implemented any formal procedures for shareholder communication with our board of directors. Any matter intended for our board of directors, or for any individual member or members of our board of directors, should be directed to our corporate secretary at Power3 Medical Products, Inc., 3400 Research Forest Drive, Suite B2-3, The Woodlands, Texas 77381.  In general, all shareholder communication delivered to the corporate secretary for forwarding to the board of directors or specified members of the board of directors will be forwarded in accordance with the shareholder’s instructions.  However, the corporate secretary reserves the right to not forward to members of the board of directors any abusive, threatening or otherwise inappropriate materials.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not created a separately-designated standing audit committee or a committee performing similar functions.  Accordingly, our full board of directors acts as our audit committee.  We currently have a small number of employees and have generated only a small amount of revenue to date.  In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, would be outweighed by the costs of retaining such a person.  As a result, no member of our board of directors is an “audit committee financial expert.”

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Business Conduct and Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics is available on our corporate website at www.power3medicalproducts.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, with the exception of Helen R. Park and Ira L. Goldknopf, who failed to file one or more Form 4s to disclose receipts and dispositions of shares of our common stock that he made during the year, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2009.

Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal year ended December 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Total ($)
Helen R. Park (2)	2009	113,714	(4)	277,500	(5)	-0-	391,214
Interim CEO and Interim CFO	2008	20,426		-0-		-0-	20,426

Ira L. Goldknopf	2009	215,335	(6)	-0-		-0-	215,335
President, Chief Scientific Officer and Secretary	2008	69,399		-0-		-0-	69,399

John P. Ginzler (3)	2009	75,748	(7)	-0-		222,000	297,748
Former Chief Financial Officer

 (1) Represents the grant date fair value of the award, calculated in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718.  A summary of the assumptions made in the valuation of these awards is provided herein under “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Item 10.  Executive Compensation – Securities Issued to Executive Officers for Compensatory Purposes,” and in our notes to consolidated financial statements beginning on page F-7 of this report.

(2) During 2009, Ms. Park served as our Interim Chief Financial Officer from January 1st through April 28th and from December 7th through December 31st.

(3) Mr. Ginzler served as our Chief Financial Officer from April 29, 2009 through December 7, 2009.

(4) Includes 5,000,000 and 2,560,908 shares of common stock issued to Ms. Park in lieu of salary earned during the years ended December 31, 2008 and 2009, respectively.  A more detailed description of these stock issuances is provided herein under “Item 10.  Executive Compensation – Securities Issued to Executive Officers for Compensatory Purposes.”

(5) Comprised of 15,000,000 shares of common stock issued to Ms. Park as a performance bonus.  A more detailed description of this stock issuance is provided herein under “Item 10.  Executive Compensation – Securities Issued to Executive Officers for Compensatory Purposes.”

(6) Comprised of 7,422,558 shares of common stock issued to Dr. Goldknopf in lieu of salary earned during the year ended December 31, 2009.  A more detailed description of this stock issuance is provided herein under “Item 10.  Executive Compensation – Securities Issued to Executive Officers for Compensatory Purposes.”

(7) Includes 780,640 shares of common stock issued to Mr. Ginzler in lieu of salary earned during the year ended December 31, 2009.  A more detailed description of these stock option issuances is provided herein under “Item 10.  Executive Compensation – Securities Issued to Executive Officers for Compensatory Purposes.”

Narrative Disclosure of Executive Compensation

We are a party to an employment agreement with Ira L. Goldknopf and a consulting agreement with Bronco Consulting, Inc., a company of which Helen R. Park owns all of the issued and outstanding capital stock.  Under these agreements, Dr. Goldknopf is currently entitled to receive an annual base salary of $125,000, and Ms. Park is currently entitled to receive a consulting fee of $8,334 per month.  We have also issued a variety of equity securities to Messrs. Goldknopf and Ginzler and Ms. Park over the past two years.

A summary of the material terms of these employment agreements and the options, restricted stock awards and shares of common stock granted to each of these individuals is provided below.

Employment Contracts and Consulting Agreements

Helen R. Park

On September 7, 2008, we entered into a Consulting Agreement with Bronco Technology, Inc., a company of which Ms. Park owns all of the issued and outstanding capital stock, pursuant to which Ms. Park agreed to serve as our Interim Chief Executive Officer through June 1, 2009.  In consideration for Ms. Park’s services, we agreed to pay Bronco Technology, Inc. $5,000 per month and 100,000 shares or common stock per month.  Ms. Park was also entitled to receive commission payments based upon certain milestones of progress to be agreed upon by us and Ms. Park.

On June 1, 2009, we entered into an Amended and Restated Consulting Agreement with Bronco Technology, Inc.  Under the terms of the agreement, Ms. Park agreed to continue to serve as our Interim Chief Executive Officer until May 31, 2011.   In consideration for Ms. Park’s services, we agreed to pay Bronco Technology, Inc. $8,334 per month, subject to annual review by our board of directors or compensation committee of the board of directors, if any.  We also agreed to pay Bronco Technology a cash commission payment of an amount equal to one percent (1.0%), but not to exceed $5,000 per month, of the royalties received by us from the sale of certain of our products through license agreements signed during the term of the agreement.

Ira L. Goldknopf

Effective May 17, 2009, we entered into an Amended and Restated Employment Agreement with Dr. Ira L. Goldknopf to continue serving as our President and Chief Scientific Officer.  The agreement is for a three-year term.  We agreed to pay Dr. Goldknopf an annual base alary of $100,000 through May 31, 2009, and an annual base salary of $125,000 for the remainder of the term, subject to annual review by our board of directors or compensation committee of the board of directors, if any.  We also agreed to pay Mr. Goldknopf a cash bonus of $1,000 for each publication authored or co-authored by Dr. Goldknopf and published in a scientific or professional journal that provides value to us.

John P. Ginzler

Effective June 1, 2009, we entered into an Employment Agreement with John P. Ginzler to continue serving as our Chief Financial Officer.  The agreement was for an initial term ending on December 31, 2012.   We agreed to pay him an annual base salary of $120,000 beginning May 1, 2009, subject to annual review by our board of directors or compensation committee of the board of directors, if any.  We also agreed to issue him a restricted stock award with respect to 12,000,000 shares of our common stock and a warrant to purchase 10,000,000 shares of our common stock.  The restricted stock award vests in three equal annual installments beginning June 1, 2010.  The warrant has an exercise price of $0.02 per share and has a term of three years.

On December 7, 2010, Mr. Ginzler resigned as our Chief Financial Officer.  Upon resigning from his position, his employment agreement and restricted stock award terminated in their entirety.

Securities Issued to Executive Officers for Compensatory Purposes

Helen R. Park

In October 2008, we issued 5,000,000 shares of common stock to Ms. Park as compensation for services rendered by Ms. Park prior to her appointment as the Company’s Interim Chief Executive Officer.  At the time the shares were authorized for issuance, we did not have enough shares of common stock available to issue to Ms. Park.  In November 2008, we issued a convertible promissory note and a warrant exercisable into shares of common stock to Ms. Park in exchange for the 5,000,000 shares of common stock.  The convertible promissory note had an initial principal amount of $150,000, accrued interest at an annual rate of 12% and was due on November 18, 2009.  The warrant is exercisable into 5,000,000 shares of common stock, has an exercise price of $0.04, and has a term of three years.  In March 2009, we issued 9,571,429 shares of common stock to Ms. Park upon her conversion of the convertible promissory note and accrued interest.

In June 2009, we issued 2,560,908 restricted shares of common stock to Ms. Park in full payment of $40,000 due under her consulting agreement through May 31, 2009, plus accrued interest, and issued 400,000 shares of common stock to Ms. Park which was due to her under her consulting agreement through May 31, 2009.

In December 2009, we issued 15,000,000 shares of common stock to Ms. Park as a performance bonus in accordance with the terms of her consulting agreement.

Ira L. Goldknopf

In June 2009, we issued 7,422,558 shares of common stock to Mr. Goldknopf in full payment of $92,142 of accrued but unpaid salary and accrued interest due under his employment agreement.

John P. Ginzler

In June 2009, we issued 780,640 shares of common stock to Mr. Ginzler in full payment of $10,000 of accrued but unpaid salary due under his employment agreement.

In June 2009, we issued a restricted stock award to Mr. Ginzler with respect to 12,000,000 shares of our common stock and a warrant to purchase 10,000,000 shares of our common stock.  The restricted stock award vests in three equal annual installments beginning June 1, 2010.  The warrant has an exercise price of $0.02 per share and has a term of three years.

Director Compensation

We do not provide any compensation to our employee directors and have not adopted a standard compensation package for non-employee directors serving as members of our board of directors.  We did not have any non-employee directors on our board of directors during 2009 and, thus, did not pay any director compensation to any non-employee directors during 2009.  We intend to add non-employee directors to our board of directors in the future.  In the event we do so, we intend to provide them with remuneration that may consist of one or more of the following: an annual retainer, a fee paid for each board meeting attended, an annual grant of equity compensation, and reimbursement for reasonable travel expenses incurred to attend meetings of the board of directors.  We may provide additional remuneration to board members participating on committees of our board of directors.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth, for each named executive officer, information regarding unexercised warrants, stock that had not vested, and equity incentive plan awards as of the end of our fiscal year ended December 31, 2009.  We did not have any stock options or restricted stock awards outstanding at December 31, 2009.

	Warrant Awards
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable (1)	Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Warrant Exercise Price ($)	Warrant Expiration Date

Helen R. Park	5,000,000	-0-	0.04	11/18/11

Ira L. Goldknopf	36,598,000	-0-	0.04	11/4/11
	1,200,000	-0-	0.04	1/13/12

John P. Ginzler	10,000,000	-0-	0.02	6/4/12

(1) These options vested in full on the date of grant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 9, 2010, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock.  The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of April 9, 2010 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 120 Gibraltar Road, Suite 107, Horsham, Pennsylvania 19044.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)
Helen R. Park	30,532,337	(2)	7.1%
Ira L. Goldknopf	92,474,554	(3)	19.8%
John P. Ginzler	10,000,000	(4)	2.3%
All officers and directors as a group (3 persons)	133,006,891	(5)	27.6%

*    Less than 1%.

(1) This table has been prepared based on 427,397,313 shares of our common stock outstanding on April 7, 2010.

(2)  Includes 5,000,000 shares issuable upon the exercise of outstanding warrants that have an exercise price of $0.04.

(3) Includes: (i) 37,798,000 shares issuable upon the exercise of outstanding warrants that have an exercise price of $0.04, and (ii) 1,500,000 shares issuable upon the conversion of Series B Convertible Preferred Stock.

(4)  Includes 10,000,000 shares issuable upon the exercise of warrants that have an exercise price of $0.02 per share.

(5)  Includes: (i) 42,798,000 shares issuable upon the exercise of outstanding warrants that have an exercise price of $0.04, (ii) 10,000,000 shares issuable upon the exercise of warrants that have an exercise price of $0.02 per share, and (iii) 1,500,000 shares issuable upon the conversion of Series B Convertible Preferred Stock.

Equity Compensation Plan Information

The following table sets forth information regarding the number of options, warrants, rights and similar securities that were outstanding at December 31, 2009 under equity compensation plans that have not been approved by our security holders.  None of our securities were outstanding at December 31, 2009 under plans that have been approved by our security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders:
2008 Compensation Plan	-0-	-0-	-0-
2009 Stock Incentive Plan	-0-	-0-	-0-
Warrants issued to directors, officers and employees	52,798,000	$0.036	-0-

Total	52,798,000	$0.036	-0-

Warrants Issued to Employees

A description of the warrants issued to our directors and employees that were outstanding at December 31, 2009 is set forth above under “Item 10.  Executive Compensation and in Note 10 to our audited consolidated financial statements beginning on page F-1 of this report.

Stock Compensation Plans

We have adopted two additional equity compensation plans that have not been approved by security holders.  These consist of the Power3 Medical Products, Inc. 2008 Compensation Plan and the Power3 Medical Products, Inc. 2009 Stock Incentive Plan.

Power3 Medical Products, Inc. 2008 Compensation Plan

The Power3 Medical Products, Inc. 2008 Compensation Plan was adopted on April 16, 2008.  Under the plan, up to 5,000,000 shares of common stock could be granted to non-executive employees of, and consultants and advisors to, us under awards that may be made in the form of stock options, restricted stock and unrestricted stock.  As of April 7, 2010, awards have been granted under each of the plans with respect to all shares of our common stock available for issuance under the respective plans and there were no securities issuable upon the exercise of outstanding options, warrants or rights under the plan.  On June 6, 2008, we filed a registration statement on Form S-8, File No. 333-151466, with the SEC covering the public sale of all 5,000,000 shares of common stock available for issuance under the plan.

Power3 Medical Products, Inc. 2009 Stock Incentive Plan

In 2009, we adopted the Power3 Medical Products, Inc. 2009 Stock Incentive Plan.  Under the plan, 40,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, us under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of April 7, 2010, all shares of common stock had been issued under the plan.  The plan terminates in 2019.  On April 22, 2009, we filed a registration statement on Form S-8, File No. 333-158685, with the SEC covering the public sale of all 40,000,000 shares of common stock available for issuance under the plan.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In November 2008, we issued a convertible promissory note and a warrant to acquire shares of our common stock to Dr. Goldknopf to retire all of his outstanding convertible promissory notes and accrued interest thereon in the aggregate amount of $1,100,386.  The convertible promissory note is for a principal amount of $1,097,940, has a term of three years, is convertible into 36,598,000 shares of common stock and accrues interest at an annual rate of 12%.  The warrant is exercisable into 36,598,000 shares of common stock, has an exercise price of $0.04 per share and has a term of three years.

In November 2008, we issued a promissory note to Dr. Goldknopf in exchange for the transfer by Mr. Goldknopf of shares of common stock to a third party for payment of debt owed by us to the third party.  The note was for a principal amount of $18,927, had an annual interest rate of 6% and was due May 20, 2009.

In January 2009, we issued a convertible promissory note and a warrant to acquire shares of our common stock to Mr. Goldknopf in consideration for the return of 1,200,000 shares of common stock held by Mr. Goldknopf.  The promissory note was for a principal amount of $8,256, had a term of one year, was convertible into 1,200,000 shares of common stock, and accrued interest at an annual rate of 12%.  The warrant is exercisable into 1,200,000 shares of common stock and has an exercise price of $0.04 per share.

In March 2009, we issued 46,910,896 shares of common stock to Dr. Goldknopf to retire the convertible promissory note with an outstanding principal balance of $1,097,940 plus accrued interest and the convertible promissory note with an outstanding balance of $27,185 plus accrued interest.

We have entered into employment agreements and consulting agreements with Helen R. Park, Ira L. Goldknopf and John P. Ginzler and have issued warrants, restricted stock awards and shares of common stock.  A description of the agreements, warrants, restricted stock awards and common stock grants is set forth under “Item 10.  Executive Compensation” of this report.

Director Independence

Helen R. Park, our Interim Chief Executive Officer and Interim Chief Financial Officer, and Ira L. Goldknopf, our President, Chief Scientific Officer and Secretary, constitute all members of our board of directors.  They will each serve until the next annual meeting of shareholders or until his successor is duly elected and qualified.  Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.  Ms. Park and Dr. Goldknopf do not qualify as “independent directors” pursuant to such rules.  Our board of directors has not created separately-designated standing committees and Ms. Park and Dr. Goldknopf are not “independent” for purposes of Rule 5605(c)(2) of the rules of the Nasdaq Stock Market.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Item 13.  Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by M&K CPAS, PLLC for the audit of our annual financial statements for our fiscal years ended December 31, 2009 and 2008, and fees billed for other services rendered by M&K CPAS, PLLC during such years.

	2009	2008

Audit Fees:	$56,000	$52,811

Audit-Related Fees:	—	—

Tax Fees:	—	2,850

All Other Fees:	—	—

Total:	$56,000	$55,661

Audit Fees consist of fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our interim financial statements included in our quarterly reports and services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services rendered by our principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees consists of fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance and filings.

All Other Fees consist of fees billed for products and services provided by our principal accountant, other than those services described above.

Our board of directors serves as our audit committee.  It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2009 and 2008, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

Item 14.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.5 to the Company’s Form 10-SB filed on September 28, 1998)

3.2	Certificate of Merger (incorporated by reference to Exhibit 2.7 to the Company’s Form 10-SB filed on September 28, 1998)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 2.9 to the Company’s Form 10-SB filed on September 28, 1998)

3.4	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.(I).10 to the Company’s Form S-3 filed on March 2, 2000)

3.5	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 5, 2004)

3.6	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on November 14, 2007)

3.7	Certificate of Amendment to the Certificate of Incorporation dated February 4, 2009

3.8	Bylaws (incorporated by reference to Exhibit 2.10 to the Company’s Form 10-SB filed on September 28, 1998)

10.1	Form of Convertible Debenture Due October 28, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 3, 2004).

10.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 3, 2004).

10.3
Exclusive License Agreement, dated June 28, 2004, by and between Baylor College of Medicine and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004).

10.4
Promissory Note, dated April 5, 2005, executed by the Company in favor of Cordillera Fund LP in the amount of $251,000, (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed August 22, 2005).

10.5
Promissory Note, dated September 5, 2005, executed by the Company in favor of Cordillera Fund LP in the amount of $200,000 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 9, 2005).

10.6	Form of Convertible Debenture, dated June 30, 2008 by and between Able Income Fund LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 30, 2008).

10.7	Form of Warrant, dated June 30, 2008, by and between Able Income Fund LLC and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated June 30, 2008).

10.8	Form of Convertible Debenture, dated July 29, 2008, by and between Able Income Fund LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 29, 2008).

10.9	Form of Warrant, dated July 29, 2008, by and between Able Income Fund LLC and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated July 29, 2008).

10.10
Form of Convertible Promissory Note, dated November 4, 2008 by, and between the Company and certain investors, including Ira Goldknopf (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 4, 2008).

10.11
Form of Warrant, dated November 4, 2008 by and between the Company and certain investors, including Ira Goldknopf (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 4, 2008).

10.12	Employment Agreement, dated April 29, 2009, by and between the Company and John P. Ginzler (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed August 12, 2009).

10.13
Amended and Restated Employment Agreement, dated May 17, 2009, by and between the Company and Ira L. Goldknopf (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 12, 2009).

10.14
Amended and Restated Consulting Agreement, dated June 1, 2009, by and between the Company and Bronco Technologies, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 12, 2009).

10.15	Second Modification and Ratification of Lease Agreement, dated October 1, 2009, by and between Vista Woodlands Partners, Ltd. and the Company

23.1	Consent of M&K CPAS, PLLC

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER3 MEDICAL PRODUCTS, INC.

Date: April 15, 2010	By:	/s/ Helen R. Park
Helen R. Park
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Helen R. Park	Interim CEO, Interim CFO and	April 15, 2010
Helen R. Park	Member of the Board (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Ira L. Goldknopf	President, Chief Scientific Officer,	April 15, 2010
Ira L. Goldknopf	Secretary and Chairman of the Board

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Enterprise)
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Power3 Medical Products, Inc.
(A Development Stage Entity)
The Woodlands, Texas

We have audited the accompanying balance sheets of Power3 Medical Products, Inc. (A Development Stage Entity) (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power3 Medical Products, Inc. as of December 31, 2009 and 2008 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations and maintains a working capital deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note 3 to the financial statements for further information regarding this uncertainty.

/s/M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 13, 2010

Power3 Medical Products, Inc.
(A Development Stage Entity)
Balance Sheets

	December 31,
	2009	2008

Assets

Cash and equivalents	$-	$8,331
Other current assets	-	6,645

Total current assets	-	14,976

Property and equipment, net of accumulated depreciation of $107,581 and $101,253 at December 31, 2009 and 2008, respectively	683	6,253
Deposits	5,000	5,450
Other assets	100	-

Total assets	$5,783	$26,679

Liabilities and stockholder's deficit

Accounts payable	$999,631	$1,043,682
Accounts payable — related party	96,507
Notes payable – in default	451,000	451,000
Notes payable – net of unamortized discount of $-0- and $45,825 at December 31, 2009 and 2008, respectively	-	64,174
Notes payable – related parties	15,000	68,927
Convertible debentures – in default, net of unamortized discount of $-0- and $97,036 at December 31, 2009 and 2008, respectively	351,255	767,974
Convertible debentures, net of unamortized discount of $21,621 and $577,668 at December 31, 2009 and 2008, respectively	28,379	442,332
Convertible debentures – related party, net of unamortized discount of $-0- and $672,836 at December 31, 2009 and 2008, respectively	30,000	696,599
Derivative liabilities	14,456,424	1,352,247
Other current liabilities	593,891	617,486

Total current liabilities	17,022,087	5,504,421

Total liabilities	17,022,087	5,504,421

Stockholders' deficit:

Preferred Stock – $0.01 par value: 50,000,000 shares authorized; 1,500,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1,500	1,500
Common Stock – $0.001 par value: 600,000,000 shares authorized; 434,167,000 and 149,959,290 shares issued and outstanding as of December 31, 2009 and 2008, respectively	434,167	149,960
Additional paid-in capital	71,984,083	63,499,938
Treasury stock	(16,000)	-
Stock held in escrow	-	(20,000)
Common stock payable	135,000	123,286
Deficit accumulated during development stage	(77,873,554)	(57,550,926)
Deficit accumulated before entering development stage	(11,681,500)	(11,681,500)

Total stockholders' deficit	(17,016,304)	(5,477,742)

Total liabilities and stockholders' deficit	$5,783	$26,679

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statements of Operations

			Period From
			May 18, 2004
	For the Twelve Months Ended		Through
	December 31,		December 31,
	2009	2008	2009
			(unaudited)

Net revenue	$115,000	$1,025	$542,249

Operating expenses:
Employee compensation and benefits	368,067	1,041,522	31,417,579
Professional and consulting fees	4,925,829	1,962,113	16,228,769
Impairment of goodwill	-	-	13,371,776
Other selling, general and administrative expenses	143,297	492,479	2,186,321

Total operating expenses	5,437,193	3,496,114	63,204,445

Loss from operations	(5,322,193)	(3,495,089)	(62,662,196)

Other income (expense):
Derivative gain (loss)	(13,045,921)	4,415,110	(6,022,948)
Gain on legal settlement	-	17,875	36,764
Interest income	-	576	7,867
Gain (loss) on settlement of debt	(426,574)	464,872	1,582,872
Interest expense	(416,886)	(1,541,418)	(5,679,294)
Mandatory prepayment penalty	-	-	(420,000)
Other income/(expense)	-	1,290	(194,886)

Total other income/(expense)	(13,889,381)	3,358,305	(10,689,625)

Net loss	(19,211,574)	(136,784)	(73,351,821)

Deemed dividend	(1,111,054)	(12,071)	(1,140,760)

Net loss attributable to common stockholders	$(20,322,628)	$(148,855)	$(74,492,581)

Net loss per share - basic and diluted	$(0.06)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	331,737,780	135,096,000

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statement of Stockholders' Deficit

					Additional
	Common Stock		Preferred Stock		Paid-in	Other Equity	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Items (1)	Deficit	Total
Balances as of Beginning of Development Stage — May 18, 2004	14,407,630	14,407	3,870,000	3,870	14,225,974	-	(11,681,500)	2,562,751

Issued shares for compensation	27,945,000	27,945	-	-	25,423,555	(25,451,500)	-	-
Issued shares for services	4,910,000	4,910	-	-	4,850,090	(535,000)	-	4,320,000
Issued shares for acquisition of equipment	15,000,000	15,000	-	-	13,485,000	-	-	13,500,000
Stock option expense	-	-	-	-	626,100	(626,100)	-	-
Issued shares for cash	242,167	242	-	-	314,575	-	-	314,817
Cancelled shares per cancellation agreement	(160,000)	(160)	-	-	(71,840)	-	-	(72,000)
Issued shares to convert Series A perferred shares to common shares	3,000,324	3,001	(3,870,000)	(3,870)	3,377,974	-	(3,380,975)	(3,870)
Stock based compensation	-	-	-	-		8,311,012	-	8,311,012
Net reclassification of derivative liabilities	-	-	-	-	(3,347,077)	-	-	(3,347,077)
Net loss (from May 18, 2004 to December 31, 2004)	-	-	-	-		-	(15,236,339)	(15,236,339)

Balance at December 31, 2004	65,345,121	65,345	-	-	58,884,351	(18,301,588)	(30,298,814)	10,349,294

Cancelled shares returned from employee	(1,120,000)	(1,120)	-	-	(1,307,855)	-	-	(1,308,975)
Issued shares for compensation	140,000	140	-	-	41,860	-	-	42,000
Issued shares for services	850,000	850	-	-	155,150	-	-	156,000
Amortize deferred compensation expense	-	-	-	-	-	13,222,517	-	13,222,517
Net loss	-	-	-	-	-	-	(27,134,865)	(27,134,865)

Balance at December 31, 2005	65,215,121	65,215	-	-	57,773,506	(5,079,071)	(57,433,679)	(4,674,029)

Issued shares for services	2,449,990	2,449	-	-	311,865	-	-	314,314
Issued shares for cash	2,452,746	2,452	-	-	222,548	-	-	225,000
Issued shares for compensation	1,253,098	1,254	-	-	176,763	-	-	178,017
Adoption of FAS 123R	-	-	-	-	(475,324)	475,324	-	-
Amortize deferred compensation expense	-	-	-	-	-	4,603,747	-	4,603,747
Net loss	-	-	-	-	-	-	(6,415,969)	(6,415,969)

Balance at December 31, 2006	71,370,955	71,370	-	-	58,009,358	-	(63,849,648)	(5,768,920)

Issued shares for services	1,810,000	1,810	-	-	282,390	-	-	284,200
Issued shares for conversion of debt	22,265,224	22,264	-	-	606,412	-	-	628,676
Issued shares for warrants exercised	5,270,832	5,272	-	-	336,396	-	-	341,668
Issued shares for cash	7,630,625	7,632	-	-	992,818	-	-	1,000,450
Placement agent fees	-	-	-	-	(58,500)	-	-	(58,500)
Stock received	-	-	-	-	100	-	-	100
Unreturned shares	5,000	5	-	-	4,495	-	-	4,500
Deemed dividend	-	-	-	-	17,635	-	(17,635)	-
Net loss	-	-	-	-	-	-	(5,216,288)	(5,216,288)

Balance at December 31, 2007	108,352,636	108,353	-	-	60,191,104	-	(69,083,571)	(8,784,114)

Common stock issued for services	7,482,910	7,483	-	-	584,858	-	-	592,341
Common stock issued for cash	7,492,875	7,493	-	-	639,911	-	-	647,404
Common stock issued for conversion of debt	22,172,536	22,173	-	-	1,568,626	-	-	1,590,799
Common stock issued for lawsuit settlement	325,000	325	-	-	30,550	-	-	30,875
Issued shares for payables	2,133,333	2,133	-	-	186,867	-	-	189,000
Common stock held in escrow	2,000,000	2,000	-	-	18,000	(20,000)	-	-
Preferred stock issued for services	-	-	1,500,000	1,500	357,000	-	-	358,500
Deemed dividends	-	-	-	-	12,071	-	(12,071)	-
Loss on related party debt conversion	-	-	-	-	(89,049)	-	-	(89,049)
Common stock payable	-	-	-	-	-	123,286	-	123,286
Net loss	-	-	-	-	-	-	(136,784)	(136,784)

Balance at December 31, 2008	149,959,290	149,960	1,500,000	1,500	63,499,938	103,286	(69,232,426)	(5,477,742)

Common stock issued for conversion of debt	150,701,039	150,701	-	-	2,154,621	(82,944)	-	2,222,378
Common stock payable	-	-	-	-	-	116,000	-	116,000
Common stock issed upon exercise of warrants	11,789,509	11,790	-	-	267,042	-	-	278,832
Common stock issued for services	112,201,562	112,201	-	-	4,403,503	(14,286)	-	4,501,418
Common stock issued for cash	11,515,600	11,516	-	-	73,640	-	-	85,156
Return of common stock held in escrow	(800,000)	(800)	-	-	800	-	-	-
Deemed dividends	-	-	-	-	1,111,054	-	(1,111,054)	-
Release of common stock held in escrow	-	-	-	-	20,000	4,000	-	24,000
Common stock rescinded for debt	(1,200,000)	(1,200)	-	-	-	(7,056)	-	(8,256)
Common stock contributed for debt payment	-	-	-	-	276,558	-	-	276,558
Options issued for services	-	-	-	-	176,927	-	-	176,927
Net loss	-	-	-	-	-	-	(19,211,574)	(19,211,574)

Balance at December 31, 2009	434,167,000	$434,167	$1,500,000	$1,500	$71,984,083	$119,000	$(89,555,054)	$(17,016,304)

(1) A more detailed description of the items comprising "Other Equity Items" is set forth herein following this Statement of Stockholders' Deficit.

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statements of Stockholders Deficit — Other Equity Items

	Deferred Compensation Expense	Treasury Stock	Stock Held in Escrow	Common Stock Payable	Total

Balances as of beginning of development stage May 18, 2004	-	-	-	-	-

Issued shares for compensation	(25,451,500)	-	-	-	(25,451,500)
Issued shares for services	(535,000)	-	-	-	(535,000)
Stock option expense	(626,100)	-	-	-	(626,100)
Stock based compensation	8,311,012	-	-	-	8,311,012

Balance at December 31, 2004	(18,301,588)	-	-	-	(18,301,588)

Amortize deferred compensation expense	13,222,517	-	-	-	13,222,517

Balance at December 31, 2005	(5,079,071)	-	-	-	(5,079,071)

Adoption of FAS 123R	475,324	-	-	-	475,324
Amortize deferred compensation expense	4,603,747	-	-	-	4,603,747

Balance at December 31, 2006	-	-	-	-	-

Balance at December 31, 2007	-	-	-	-	-

Stock held in escrow	-	-	(20,000)	-	(20,000)
Common stock payable	-	-	-	123,286	123,286

Balance at December 31, 2008	-	-	(20,000)	123,286	103,286

Common stock issued for conversion of debt	-	7,056	-	(90,000)	(82,944)
Common stock payable	-	-	-	116,000	116,000
Common stock issued for services	-	-	-	(14,286)	(14,286)
Return of common stock held in escrow	-	(16,000)	16,000	-	-
Release of common stock held in escrow	-	-	4,000	-	4,000
Common stock rescinded for debt	-	(7,056)	-	-	(7,056)

Balance at December 31, 2009	$-	$(16,000)	$-	$135,000	$119,000

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statements of Cash Flows

			Period From
			May 18, 2004
	For the Twelve Months Ended		Through
	December 31,		December 31,
	2009	2008	2009
			(unaudited)

Cash flows from operating activities

Net loss	$(19,211,574)	$(136,784)	$(73,351,821)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on conversion of financial instruments	426,574	(461,670)	(1,579,670)
Impairment of goodwill	-	-	13,371,776
Impairment of intangible assets	-	-	179,788
Loss on previously capitalized lease	-	-	34,243
Amortization of debt discounts and deferred finance costs	258,384	1,198,688	3,983,814
Change in derivative liability, net of bifurcation	13,045,921	(4,415,110)	7,176,849
Stock issued for compensation and services	4,794,345	714,627	38,165,017
Debt issued for compensation and services	-	1,028,927	1,028,927
Stock issued for settlement of lawsuit	-	30,875	30,875
Depreciation expense	6,328	2,294	107,582
Release of stock held in escrow	24,000	-	24,000
Other non-cash items	-	-	(34,933)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	16,147	186,084
Inventory and other assets	6,995	16,602	23,597
Accounts payable and other liabilities	207,466	558,400	3,380,674

Net cash used in operating activities	(441,561)	(1,447,004)	(7,273,198)

Cash flows from investing activities

Increase in property and equipment	(758)	(2,748)	(142,508)
Increase in other assets	-	-	(179,786)

Net cash used in investing activities	(758)	(2,748)	(322,294)

Cash flows from financing activities

Proceeds from sale of common stock	85,156	647,404	2,349,327
Borrowings on notes payable – related party	20,000	45,000	95,376
Borrowings on notes payable	50,000	760,000	3,838,430
Principal payments on notes payable – related party	-	(30,000)	(47,300)
Principal payments on notes payable	-	(90,000)	(122,478)
Proceeds from exercise of warrants	278,832	-	278,832
Proceeds from CD, warrants and rights net of issuance cost	-	-	1,200,709

Net cash provided by financing activities	433,988	1,332,404	7,592,896

Net increase (decrease) in cash and equivalents	(8,331)	(117,348)	(2,596)
Cash and equivalents, beginning of period	8,331	125,679	10,927

Cash and equivalents, end of period	$-	$8,331	$8,331

Supplemental disclosure of cash flow information

Cash paid for interest	-	-	59,840
Cash paid for income taxes	-	-	-

Schedule of non-cash financing activities

Stock for conversion of debt – related party	1,212,826	1,014,933	2,227,759
Exchange of debt – related party	-	214,075	214,075
Exchange of convertible notes for stock	-	965,266	2,525,070
Stock issued for settlement of payables	582,977	189,000	778,674
Deemed dividend	1,111,054	12,071	1,140,760
Exchange of convertible preferred stock for common stock	-	-	3,380,975
Preferred stock issued for payables	-	358,500	358,500
Stock held in escrow	-	20,000	20,000
Stock contributed for debt payment	276,558	-	276,558
Return of stock held in escrow	16,800	-	16,800
Cashless exercise of warrants	133	-	133
Stock rescinded for debt	8,256	-	8,256

The accompanying notes are an integral part of these  financial statements

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

Note 1.  Description of Business

Power3 Medical Products, Inc. (“we”, “us”, “our”, “Power3”, or the “Company”) was incorporated in the State of Florida on May 15, 1992 and merged into a New York Corporation in 1994, under the name Sheffield Acres, Inc. On September 12, 2003, Surgical Safety Products, Inc. amended its Certificate of Incorporation to change its name to Power3 Medical Products, Inc. The Company transitioned to being a development stage company on May 18, 2004, when it completed the acquisition of certain intellectual property assets from Advanced Bio/Chem, Inc. and began focusing on research and development relating to those assets.  The Company currently focuses on the development of its intellectual properties by focusing on disease diagnosis, protein and biomarker identification and early detection indicators in the areas of cancers, neurodegenerative and neuromuscular diseases, as well as other scientific areas of interest associated with protein biomarkers.

The Company has developed a portfolio of products including BC-SeraPro™, a proteomic blood serum test for the early detection of breast cancer, and NuroPro®, a serum test for the detection of neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases.  These products are designed to analyze proteins and their mutations to assess an individual’s risk for developing disease later in life or a patient’s likelihood of responding to a particular drug, assess a patient’s risk of disease progression and disease recurrence, and measure a patient’s exposure to drug therapy to ensure optimal dosing and reduced drug toxicity. Future products and services are expected to originate from the Company’s internal research and development programs, collaborative efforts and alliances with third parties, and acquisitions of complementary technologies and businesses.  The Company intends to continue entering into collaboration and licensing agreements with other biotechnology companies, academic and research institutions, and other organizations that have the ability to market and sell the Company’s products in return for licensing fees, royalties and milestone payments.

Note 2.  Significant Accounting Policies

This summary of significant accounting policies is provided to assist the reader in understanding the Company’s financial statements.  The financial statements and notes thereto are representations of the Company’s management.  The Company’s management is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses, which raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Reclassifications

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.  These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ deficit.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition and Concentration

The Company’s revenue consists of licensing fees and sample fees that it receives under licensing agreements that the Company has with third parties.  The Company recognizes the fees as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 (“ASC 605”).

During the year ended December 31, 2009, the Company generated revenue of $115,000.  All of this revenue was generated through the Collaboration and Exclusive License Agreement between the Company and Transgenomic.

Financial Instruments

The company accounts for its financial instruments in accordance with ASC Topic 825, which requires the disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash and cash equivalents, accounts payable, accrued liabilities and other short-term liabilities in the consolidated balance sheet approximate their fair value due to the short-tem maturity of these instruments and obligations. The fair value of related party transactions is not determinable due to their related party nature.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

Fair Value Measurements

In accordance with the authoritative guidance on fair value measurements and disclosure under GAAP, the Company determines fair value using a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances and expands disclosure about fair value measurements.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in our principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date, essentially the exit price.

The levels of fair value hierarchy are:

Level 1:  Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2:  Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Unobservable inputs for which there is little or no market data available. These inputs reflect management’s assumptions of what market participants would use in pricing the asset or liability.

Level 1 investments are valued based on quoted market prices in active markets and include the Company’s cash equivalent investments. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include the Company’s certificates of deposit, corporate bonds and notes, municipal bonds and notes and U.S. government securities.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company. The Company considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line basis over the estimated useful lives of the related assets.  The cost of major improvements to the Company’s property and equipment are capitalized. The cost of maintenance and repairs that do not improve or extend the life of the applicable assets are expensed as incurred.  When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reported in the period realized.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows that the assets are expected to generate.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of these assets exceeds the fair value of the assets.

Debt Discounts and Deferred Finance Costs

Debt discounts and deferred finance costs are amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts and deferred financing costs amounted to $258,384 and $1,198,688 during the years ended December 31, 2009 and 2008, respectively.

Long-Lived Assets

The Company reviews long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with ASC Topic 360.  Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows that the assets are expected to generate.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of these assets exceeds the fair value of the assets.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

Derivative Financial Instruments

ASC Topic 815 (“ASC 815”) requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The Company has issued several convertible promissory notes and stock warrants and has evaluated the terms and conditions of the conversion features contained in the notes and warrants to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC Topic 815 (“ASC 815”).  The Company determined that the conversion features contained in the notes and warrants represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815.  As a result, the fair value of the derivative financial instruments in the notes and warrants is reflected in the Company’s balance sheet as a liability.  The fair value of the derivative financial instruments of the convertible promissory notes and warrants was measured at the inception date of the notes and warrants and each subsequent balance sheet date.  Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

Power3 valued the conversion features in its convertible notes using a binomial lattice valuation model. The lattice model values the embedded derivatives based on a probability-weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivatives, which are: (i) payments are made in cash, (ii) payments are made in stock, (iii) the holder exercises its right to convert the debentures, (iv) Power3 exercises its right to convert the debentures, and (v) Power3 defaults on the debentures. Power3 uses the model to analyze the underlying economic factors that influence which of these events will occur, when they are likely to occur, and the price of its common stock and specific terms of the debentures, such as interest rate and conversion price, that will be in effect when they occur. Based on the analysis of these factors, Power3 uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

The Company uses the Black-Scholes pricing model to determine the fair value of its warrants. This model takes into consideration such factors as the estimated term of the warrants, the volatility of the price of the Company’s common stock, interest rates, and the probability that the warrants will be exercised to determine the fair value of the warrants.  The selection of these criteria requires management's judgment and may impact the Company’s net income or loss.

Net Loss Per Share

Basic loss per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable year, and is calculated by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year.   The Company calculates diluted loss per share by dividing the reported net loss for the applicable year by the weighted average number of shares of common stock outstanding during the applicable year as adjusted to give effect to the exercise of all potentially dilutive options and warrants outstanding at the end of the year.  A total of 117,037,446 and 119,646,610 shares of common stock underlying options and warrants that were outstanding on December 31, 2009 and 2008, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for each year.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718 (“ASC 718”) using the modified prospective transition method.  Under this method, compensation expense includes: (a) compensation expense for all stock-based payments granted, but not yet vested, as of January 1, 2006 based on the grant-date fair value, and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.  Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards.

The Company accounts for non-employee stock-based compensation in accordance with ASC 718 and ASC Topic 505 (“ASC 505”).  ASC 718 and ASC 505 require that the Company recognize compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by the non-employees.

The Company uses the Black-Scholes pricing model to determine the fair value of the stock-based compensation that it grants to employees and non-employees.  The Company is required to make certain assumptions in connection with this determination, the most important of which involves the calculation of volatility with respect to the price of its common stock.  The computation of volatility is intended to produce a volatility value that is representative of the Company’s expectations about the future volatility of the price of its common stock over an expected term.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

The Company used its share price history to determine volatility and cannot predict how the price of its shares of common stock will react on the open market in the future since its common stock has only been trading on the OTC Bulletin Board since March 30, 2006.  As a result, the volatility value that the Company calculated may differ from the future volatility of the price of its shares of common stock.

Income Taxes

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized in the future.

Net deferred tax assets consisted of the following components at December 31, 2009 and 2008, respectively:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$7,423,678	$6,745,328

Deferred tax liabilities	-0-	-0-

Valuation allowance	(7,423,678)	(6,745,328)

Net deferred tax asset	$—	$—

The Company had net operating loss carry-forwards of approximately $21,210,509 and $19,839,201 at December 31, 2009 and 2008, respectively, that may be offset against future taxable income from the years 2019 through 2029.  No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  The Company had no uncertain tax positions at December 31, 2009 or 2008.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as well as similar state and foreign provisions.  These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  Subsequent ownership changes could further affect the limitation in future years.  These annual limitation provisions may result in the expiration of certain net operating losses and credits before utilization.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less on the date of purchase to be cash equivalents.  There were no cash equivalents as of December 31, 2009 or 2008.

Recently Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as ASC Topic 855 (“ASC 855”) which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date (i.e., whether that date represents the date the financial statements were issued or were available to be issued). These new provisions are effective for interim or fiscal periods ending after June 15, 2009.  The adoption of these provisions did not have a material impact on the Company’s financial condition and results of operations.

In June 2009, the FASB issued guidance now codified as ASC Topic 105 (“ASC 105”) as the single source of authoritative nongovernmental U.S. GAAP.  ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the FASB ASC is considered non-authoritative.  These new provisions are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period.  The adoption of these provisions did not have an impact on the Company’s financial condition and results of operations.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

Note 3.  Property and Equipment

Property and equipment consisted of the following at December 31, 2009 and 2008:

Asset	2009	2008

Computers and Related Devices	$15,884	$15,126
Less: Accumulated Depreciation	(15,201)	(10,545)
Total	683	4,581

Lab Equipment	92,380	92,380
Less: Accumulated Depreciation	(92,380)	(90,708)
Total	-0-	1,672

Total Property and Equipment, Net	$683	$6,253

Note 4.  Other Current Liabilities

Other current liabilities consisted of the following at December 31, 2009 and 2008:

Liability	2009	2008
Accrued rent	$-0-	$28,566
Accrued interest and interest payable	312,252	335,033
Prepayment penalty	-0-	25,000
Accrued payroll taxes	21,464	44,347
Accrued compensation and salaries payable	258,364	150,965
Other accrued expenses and liabilities	1,811	33,575
Total	$593,891	$617,486

Note 5.  Derivative Liabilities

Our derivative liabilities were $14,456,424 and $1,352,247 at December 31, 2009 and 2008, respectively, resulting in a loss of $13,045,921 for derivative liabilities.  The increase in the amount of derivative loss recognized was due primarily to the increase in our stock price during 2009 and our decision to change the exercise price of many of our outstanding warrants to $0.053 per share during October 2009.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

We have issued warrants that contain a reset provision that is triggered when we issue other warrants at an exercise price that is below the exercise price of the warrants containing the reset provision.  During March 2009, the reset provision of these warrants was triggered when we issued warrants at $0.01 per share, which exercise price was less than the exercise price of the warrants containing the reset provision.  As a result, we recognized an increase in liabilities of $13,104,177 during the year ended December 31, 2009.

The components of derivative financial instruments on the Company’s balance sheet at December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008

Common stock warrants	$10,267,167	$554,637
Embedded conversion features – convertible promissory notes and debentures	4,189,257	778,178
Other derivative instruments	—	19,432
Total	$14,456,424	$1,352,247

Note 6.  Commitments and Contingencies

In September 2008, the Company entered into an Arbitration Agreement with Steven Rash, our former Chief Executive Officer, in connection with his agreement to resign as our Chief Executive Officer.  The parties agreed to arbitrate claims for wages and other compensation due, breach of contracts or covenants, and benefits.  The Company agreed to arbitrate Mr. Rash’s claims for wages of $36,031 and its claims for embezzlement, fraud and breach of contract by Mr. Rash.  As of December 31, 2009, arbitration had not been initiated by either party.

In March 2009, McLennon Law Corporation filed a law suit against the Company for breach of contract for approximately $117,000 of accrued but unpaid attorney fees.  As of December 31, 2009, the Company was in negotiations with McLennon to settle its claim for unpaid attorney fees.

In September 2009, one of our employees attempted to convert a $30,000 convertible promissory note plus interest into shares of our common stock.  We are disputing the amount, if any, that is due to the employee under the note.  As of December 31, 2009, the note had not been converted.  In December 2009, the employee filed a law suit against us seeking damages and specific performance.  As of December 31, 2009, the Company had engaged counsel and was preparing a response to the complaint.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

Note 7.  Common Stock and Preferred Stock

The Company’s authorized capital consisted of 600,000,000 and 150,000,000 shares of common stock, $0.001 par value per share, at December 31, 2009 and 2008, respectively, and 50,000,000 shares of preferred stock, $0.001 par value per share, at December 31, 2009 and 2008, respectively.  There were 434,167,000 and 149,959,290 shares of common stock outstanding at December 31, 2009 and 2008, respectively, and 1,500,000 shares of preferred stock outstanding at December 31, 2009 and 2008, respectively.

Capital-Raising Transactions

During the year ended December 31, 2008, we issued 7,492,875 shares of common stock to accredited investors for total cash proceeds of $647,404.

In June 2009, we issued 6,000,000 shares of common stock to an accredited investor for total cash proceeds of $30,000.

In June 2009, we issued 500,000 shares of common stock to an accredited investor for total cash proceeds of $5,000.

In August 2009, we issued 515,600 shares of common stock to two accredited investors for total cash proceeds of $5,156.

In September 2009, we issued 2,500,000 shares of common stock to an accredited investor for total cash proceeds of $25,000.

In September 2009, we issued 2,000,000 shares of common stock to an accredited investor for total cash proceeds of $20,000.

Non-Capital Raising Transactions

In April 2008, we issued 1,500,000 shares of Series B Preferred Stock to each of Steven Rash, our former Chief Executive Officer, and Ira L. Goldknopf, our President and Chief Scientific Officer, in accordance with the terms of the Rash Employment Agreement and the Goldknopf Employment Agreement, respectively.  In September 2008, Mr. Rash resigned from all of his positions with us.  Upon the resignation of Mr. Rash, all 1,500,000 shares of Series B Preferred Stock held by Mr. Rash automatically converted into 1,500,000 shares of common stock.  The shares of common stock were valued at the closing price of our common stock on the date of the conversion for total consideration of $90,000.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

During the year ended December 31, 2008, we issued 2,133,333 shares of common stock to vendors in full payment of invoices that had an outstanding balance of $203,730.  The shares were valued at the closing price of our common stock on the date the vendors agreed to receive the shares for total consideration of $189,000.  We recognized a loss of $14,730 in connection with the payments.

During the year ended December 31, 2008, we issued 7,482,910 shares of common stock to employees and consultants for employment and consulting services.  The shares were valued at the closing price of our common stock on the date the employee or consultant agreed to receive the shares for total consideration of $592,341.

In March 2009, we issued 2,761,878 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $55,238.

In March 2009, we issued 900,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $18,000.

In March 2009, we issued 2,857,143 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $42,857, which included a reduction of a stock payable in the amount of $14,286.

In April 2009, we issued 3,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $60,000.

In April 2009, we issued 4,333,333 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $86,667.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

In April 2009, we issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $10,000.

In April 2009, we issued 12,500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $250,000.

In April 2009, we issued 1,500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $30,000.

In May 2009, we issued 460,970 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $9,216.

In May 2009, we issued 772,752 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $15,455.

In May 2009, we issued 2,469,136 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $49,383.

In May 2009, we issued 1,029,688 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $20,594.

In May 2009, we issued 568,182 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $11,364.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

In May 2009, we issued 848,990 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $16,980.

In May 2009, we issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $10,000.

In June 2009, we issued 1,500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $30,000.

In June 2009, we issued 396,700 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $7,934.

In June 2009, we issued 488,293 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $9,766.

In June 2009, we issued 7,422,558 shares of common stock to Ira L. Goldknopf, our President and Chief Scientific Officer, in full payment of $92,142 of accrued but unpaid salary and accrued interest due under the Amended and Restated Employment Agreement, dated May 17, 2009, between Mr. Goldknopf and the Company (the “Goldknopf Employment Agreement”).  The shares were valued at the closing price of our common stock on the date Mr. Goldknopf agreed to receive the shares for total consideration of $148,451.  We recognized additional expense of $52,849 in connection with the payment.

In June 2009, we issued 780,640 shares of common stock to John P. Ginzler, our Chief Financial Officer, in full payment of $10,000 of accrued but unpaid salary due under the Employment Agreement, dated June 1, 2009, between Mr. Ginzler and the Company (the “Ginzler Employment Agreement”).  The shares were valued at the closing price of our common stock on the date Mr. Ginzler agreed to receive the shares for total consideration of $15,613.  We recognized additional expense of $5,613 in connection with the payment.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

In June 2009, we issued 2,960,908 shares of common stock to Helen R. Park, our Interim Chief Executive Officer, in full payment of $40,000 of accrued but unpaid fees due under the Consulting Agreement, dated June 1, 2009, between Bronco Technology, Inc. and the Company (the “Bronco Consulting Agreement”).  The shares were valued at the closing price of our common stock on the date Ms. Park agreed to receive the shares for total consideration of $59,218.  We recognized additional expense of $19,218 in connection with the payment.

In June 2009, we issued a restricted stock award for 12,000,000 shares of common stock and a warrant to acquire 10,000,000 shares of common stock to John P. Ginzler, our Chief Financial Officer, in accordance with the terms of the Ginzler Employment Agreement.  The restricted stock award and warrant vest in three equal annual installments commencing June 2, 2010.  The shares were valued at the closing price of our common stock on the date the Ginzler Employment Agreement was approved by our Board of Directors.  On December 7, 2009, Mr. Ginzler resigned from all positions with us.  As a result, on that date, the restricted stock award terminated in its entirety.  We recognized expense of $416,927 in connection with the issuance of the award.  As of December 31, 2009, the shares represented by the restricted stock award had not been returned to the transfer agent for cancellation.

In July 2009, we issued 833,330 shares of common stock to a consultant pursuant to a consulting agreement.  The shares were valued at the closing price of our common stock on the date the issuance of shares was approved by our board of directors for total consideration of $16,667.

In July 2009, we issued 528,446 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $10,569.

In July 2009, we issued 5,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $100,000.

In July 2009, we issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $5,000.

In August 2009, we issued 1,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $10,000.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

In August 2009, we issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $10,000.

In August 2009, we issued 1,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $20,000.

In August 2009, we issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $15,000.

In August 2009, we issued 1,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $10,000.

In September 2009, we issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $40,000.

In September 2009, we issued 1,800,000 shares of common stock to a consultant pursuant to a consulting agreement.  The shares were valued at the closing price of our common stock on the date the issuance of shares was approved by our board of directors for total consideration of $108,000.

In October 2009, we issued 3,687,500 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $368,750.

In October 2009, we issued 1,309,705 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $144,068.

In October 2009, we issued 100,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $10,000.

In October 2009, we issued 5,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $450,000.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

In October 2009, we issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $45,000.

In October 2009, we issued 1,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $90,000.

In October 2009, we issued 100,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $11,000.

  In December 2009, we issued 1,000,000 shares of common stock and a restricted stock award with respect to 6,000,000 shares of common stock to a consultant pursuant to a consulting agreement.  The restricted stock award vests in 12 equal quarterly installments of 500,000 shares.  The 1,000,000 shares of common stock were valued at the closing price of our common stock on the date the issuance of shares was approved by our board of directors for total consideration of $140,000.  The 6,000,000 shares underlying the restricted stock award were also valued at the closing price of our common stock on the date the issuance of shares was approved by our board of directors.  We recognized $23,333 of consulting expense in connection with the restricted stock award during the 12 months ended December 31, 2009.

In December 2009, we issued 905,661 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of our common stock on the date the consultant agreed to receive the shares for total consideration of $99,623.

In December 2009, we issued 15,000,000 shares of common stock to Helen R. Park, our Interim Chief Executive Officer, as a performance bonus in accordance with the terms of the Bronco Consulting Agreement.  The shares were valued at the closing price of our common stock on the date the issuance of shares was approved by our board of directors for total consideration of $1,500,000.

In December 2009, we received 800,000 shares of common stock from a consultant that had been held in escrow and returned to us due to non-performance by the consultant.  Upon receipt, these shares were placed in treasury.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

Note 8.  Stock Options and Warrants

The Company did not issue any stock options during the years ended December 31, 2009 and 2008, and no stock options were outstanding at December 31, 2009 and 2008.  Warrants exercisable into a total of 117,037,446 and 119,646,610 shares of the Company’s common stock were outstanding on December 31, 2009 and 2008, respectively.  The weighted average exercise price of the warrants outstanding on December 31, 2009 and 2008 was $0.05, respectively.  The Company estimates the fair value of its warrants on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of ASC 718.  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the warrants issued: a dividend yield of zero percent, an expected volatility of 241%, a risk-free interest rate of 1.14% and a remaining contractual life of 3.5 years.

During the year ended December 31, 2009, we issued a total of 11,789,509 shares of common stock to warrant holders upon the exercise of outstanding warrants.  Of this number, 11,656,917 shares were issued for total cash proceeds of $278,832.  The remaining 132,592 shares of common stock were issued to warrant holders in accordance with cashless exercise provisions contained in their warrants.  The exercise prices of the warrants exercised for cash ranged between $0.01 and $0.053 per share.

We revised the exercise price of several outstanding warrants during the years ended December 31, 2008 and 2009.  We accounted for the revisions to the exercise price in accordance with ASC 718.  Pursuant to the provisions of ASC 718, we revalued the warrants by comparing the terms of the original warrants with the terms of the revised warrants and recorded the difference in value between the two warrants as a deemed dividend in accordance with ASC Topic 470.  We used the Black-Scholes pricing model to calculate the amount of the dividend to be recorded.  Variables that were used in the calculation of the amount of the dividend were the price of our common stock on the measurement date, the exercise price of the options, the term of the options, the discount rate and the computed volatility.

In March 2009, we revised the terms of an outstanding warrant to acquire 300,000 shares of common stock held by the warrant holder.  The exercise price of the warrant was reduced from $0.98 per share to $0.01 per share upon the condition that the holder immediately exercise the warrant at the reduced exercise price.  We received $3,000 upon the exercise of the warrant and recorded the reduction of the exercise price of the warrant as a dividend in the amount of $3,895.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

In March 2009, we revised the terms of an outstanding warrant to acquire 833,333 shares of common stock held by the warrant holder.  The exercise price of the warrant was reduced from $0.09 per share to $0.01 per share upon the condition that the holder immediately exercise the warrant at the reduced exercise price.  We received $8,333 upon the exercise of the warrant and recorded the reduction of the exercise price of the warrant as a dividend in the amount of $4,053.

In March 2009, we revised the terms of an outstanding warrant to acquire 416,666 shares of common stock held by the warrant holder.  The exercise price of the warrant was reduced from $0.08 per share to $0.01 per share upon the condition that the holder immediately exercise the warrant at the reduced exercise price.  We received $4,167 upon the exercise of the warrant and recorded the reduction of the exercise price of the warrant as a dividend in the amount of $2,702.

In March 2009, we revised the terms of an outstanding warrant to acquire 2,000,000 shares of common stock held by the warrant holder.  The exercise price of the warrant was reduced from $0.10 per share to $0.01 per share upon the condition that the holder immediately exercise the warrant at the reduced exercise price.  We received $20,000 upon the exercise of the warrant and recorded the reduction of the exercise price of the warrant as a dividend in the amount of $10,315.

In September 2009, we revised the terms of an outstanding warrant to acquire 1,000,000 shares of common stock held by the warrant holder.  The exercise price of the warrant was reduced from $0.08 per share to $0.01 per share upon the condition that the holder immediately exercise the warrant at the reduced exercise price.  We received $10,000 upon the exercise of the warrant and recorded the reduction of the exercise price of the warrant as a dividend in the amount of $13,012.

In October 2009, we revised the terms of an outstanding warrant to acquire 13,318,682 shares of common stock held by the warrant holder.  The exercise price of the warrant was increased from $0.04 per share to $0.053 per share.  We received $200,000 and issued 3,773,585 shares of common stock upon the partial exercise of the warrant.  We recorded a deemed dividend in the amount of $577,712 in connection with the revision of the terms of the warrant.

In October 2009, we terminated outstanding warrants to acquire 6,541,582 shares of common stock held by warrant holders and issued to them Class A warrants that had an exercise price of $0.053.  These Class A warrants carried with them the right to receive Class B warrants and Class C warrants with an exercise price of $0.50 and $1.00, respectively, in the future.  We recorded a deemed dividend in the amount of $482,174 in connection with the termination of the old warrants and subsequent issuance of the Class A warrants.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

A summary of the warrants issued during the years ended December 31, 2009 and 2008 is set forth below.

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding, December 31, 2007	28,893,119	$0.04

Granted	91,420,157	0.05
Exercised	(666,666)	0.08
Expired/Canceled	-0-	-0-

Outstanding, December 31, 2008	119,646,610	$0.05

Granted	15,200,000	$0.19
Exercised	(11,789,509)	$0.02
Expired/Canceled	(6,019,655)	0.039

Outstanding, December 31, 2009	117,037,446	$0.05

Exercisable, December 31, 2008	119,646,610	$0.05
Exercisable, December 31, 2009	117,037,446	$0.05

Year Ended December 31,	Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price

2008	$0.03 – $3.00	119,646,610	2.0	$0.05
2009	$0.01 – $0.25	117,037,446	3.5	$0.05

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

Note 9.  Promissory Notes and Debentures

Issuances of Promissory Notes and Debentures

In October 2004, we issued convertible debentures and warrants to accredited investors for aggregate gross proceeds of $1,400,000.  The convertible debentures were for an initial principal amount of $1,400,000, were convertible into shares of common stock at an initial conversion price of $0.90 that varies in relation to the trading price of the common stock and had a term of three years.  The warrants were exercisable at an initial exercise price of $0.04 that varied in relation to the trading price of the common stock.  Concurrently, we entered into a registration rights agreement with the investors that required the company to file a registration statement with the SEC registering the resale of the shares of common stock issuable upon the conversion of the debentures and the exercise of the warrants.  The balance of the outstanding convertible debentures was $31,667 and $115,010 at December 31, 2009 and 2008, respectively.

In May 2008, we issued a promissory note to Steven Rash, our former Chief Executive Officer, for consideration of $30,000.  The note was for a principal amount of $30,000, had an annual interest rate of 6% and was due June 22, 2008.  We repaid the full amount of the note to Mr. Rash in August 2008.

In June 2008, we issued a promissory note to Steven Rash, our former Chief Executive Officer, for consideration of $15,000.  The note was for a principal amount of $15,000, had an annual interest rate of 6% and was due July 19, 2008.

In June 2008, we issued a convertible debenture and a warrant to acquire shares of common stock to an accredited investor for consideration of $200,000.  The debenture was for a principal amount of $200,000, was convertible into 5,000,000 shares of common stock, had an interest rate of 15% and was due December 30, 2008.  The warrant is exercisable into 3,500,000 shares of common stock, has an exercise price of $0.06 and has a term of five years.

  In July 2008, we issued a convertible debenture and a warrant to acquire shares of common stock to an accredited investor for consideration of $250,000.  The debenture was for a principal amount of $250,000, was convertible into 6,250,000 shares of common stock, had an interest rate of 15% and was due October 15, 2008.  The warrant is exercisable into 4,500,000 shares of common stock, has an exercise price of $0.06 and has a term of five years.

In September 2008, we issued convertible promissory notes and warrants to two accredited investors for aggregate consideration of $60,000.  The notes were each for an initial principal amount of $30,000, were convertible into 750,000 shares of common stock, had an interest rate of 12% and were due September 8, 2009.  The warrants were each exercisable into 600,000 shares of common stock at an exercise price of $0.06 per share.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

In October 2008, we authorized the issuance of 5,000,000 shares of common stock to Helen R. Park, our Interim Chief Executive Officer, as compensation for services rendered by Ms. Park prior to her appointment as the Company’s Interim Chief Executive Officer.  At the time the shares were authorized for issuance, we did not have enough shares of common stock available to issue to Ms. Park.  In November 2008, we issued a convertible promissory note and a warrant exercisable into shares of common stock to Ms. Park in exchange for the 5,000,000 shares of common stock.  The convertible promissory note had an initial principal amount of $150,000, accrued interest at an annual rate of 12% and was due on November 18, 2009.  The warrant is exercisable into 5,000,000 shares of common stock, has an exercise price of $0.04, and has a term of three years.

In November 2008, we issued a convertible promissory note and a warrant exercisable into shares of common stock to an employee.  The convertible promissory note had an initial principal amount of $30,000, accrued interest at an annual rate of 12% and was due on November 18, 2009.  The warrant is exercisable into 1,000,000 shares of common stock, has an exercise price of $0.04, and has a term of three years.

In November 2008, we issued a convertible promissory note and a warrant to acquire shares of our common stock to Ira L. Goldknopf, our President and Chief Scientific Officer, to retire all of his outstanding convertible promissory notes and accrued interest thereon in the aggregate amount of $1,100,386.  The convertible promissory note is for a principal amount of $1,189,435, has a term of three years, is convertible into 36,679,533 shares of common stock and accrues interest at an annual rate of 12%.  The warrant is exercisable into 36,598,000 shares of common stock, has an exercise price of $0.04 per share and has a term of three years.  We recorded a loss of $89,049 upon the retirement of the notes.

In November 2008, we issued a promissory note to Ira L. Goldknopf, our President and Chief Scientific Officer, in exchange for the transfer by Mr. Goldknopf of shares of common stock to a third party for payment of debt owed by us to the third party.  The note was for a principal amount of $18,927, had an annual interest rate of 6% and was due May 20, 2009.

In January 2009, we issued a convertible promissory note and a warrant to acquire shares of our common stock to Ira L. Goldknopf, our President and Chief Scientific Officer, in consideration for the return of 1,200,000 shares of common stock held by Mr. Goldknopf.  The promissory note was for a principal amount of $8,256, had a term of one year, was convertible into 1,200,000 shares of common stock, and accrued interest at an annual rate of 12%.  The warrant is exercisable into 1,200,000 shares of common stock and has an exercise price of $0.04 per share.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

In March 2009, we issued convertible promissory notes to two accredited investors for aggregate consideration of $20,000.  The notes were each for an initial principal amount of $10,000, were convertible into 250,000 shares of common stock, had an interest rate of 12% and were due September 8, 2009.

In August 2009, we issued a convertible promissory note and a warrant to acquire shares of common stock to an accredited investor for consideration of $25,000.  The note is for a principal amount of $25,000, is convertible into 2,500,000 shares of common stock, has an interest rate of 8% and is due February 26, 2010.  The warrant is exercisable into 1,000,000 shares of common stock and has an exercise price of $0.10 that may be subject to adjustment depending upon the trading price of our common stock.

In September 2009, we issued a convertible promissory note and a warrant to acquire shares of common stock to an accredited investor for consideration of $25,000.  The note is for a principal amount of $25,000, is convertible into 2,500,000 shares of common stock, has an interest rate of 8% and is due March 3, 2010.  The warrant is exercisable into 1,000,000 shares of common stock and has an exercise price of $0.10 that may be subject to adjustment depending upon the trading price of our common stock.

Conversions and Retirements of Promissory Notes and Debentures

In May 2008, we issued 11,225,869 shares of common stock to Steven Rash, our former Chief Executive Officer, to retire all of his outstanding convertible promissory notes and accrued interest thereon in the aggregate amount of $1,014,933.  We recorded a loss of $107,654 upon the retirement of the notes.

In July 2008, Steven B. Rash, our former Chief Executive Officer, pledged 14,048,369 shares of common stock and 1,500,000 shares of preferred stock as collateral for various convertible promissory notes that we issued.  In September 2008, upon the resignation of Mr. Rash from all positions that he held with us, the 1,500,000 shares of preferred stock automatically converted into 1,500,000 shares of common stock.  During the year ended December 31, 2009, the holders of the notes sold shares of the pledged common stock for aggregate net proceeds of $244,417 and sold the 1,500,000 shares of common stock received upon the conversion of the preferred stock for aggregate net proceeds of $32,141, all of which was applied as a payment towards the notes and accrued interest thereon.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

During the year ended December 31, 2008, we issued 22,172,536 shares of common stock to various debt holders upon the settlement of convertible promissory notes with an outstanding principal balance and accrued interest in the aggregate amount of $1,644,456.  We recorded a gain of $419,825 upon the retirement of the notes.

In January 2009, we issued 1,200,000 shares of our common stock to an accredited investor upon the partial conversion of $8,256 of the outstanding principal balance of the convertible promissory note that it held.  We recorded a loss of $3,744 upon conversion of the note.

In February 2009, we issued 14,117,270 shares of our common stock to an accredited investor upon the partial conversion of $130,000 of the outstanding principal balance of the convertible promissory note that it held.  We recorded a loss of $22,345 upon conversion of the note.

In March 2009, we issued 24,109,529 shares of common stock to an accredited investor to retire a convertible promissory note with an original principal balance of $325,000 and accrued interest of $22,438.  In accordance with the terms of the note, the outstanding principal balance of the note was converted into 9,166,667 shares of common stock.  The remaining 3,514,285 shares of common stock were issued to retire additional promissory notes with an aggregate original principal balance of $90,000 and accrued interest.  We recorded a loss of $357,774 upon the retirement of the notes, which was recorded in additional paid-in capital due to the related party nature of the transaction.

In March 2009, we issued 24,109,529 shares of common stock to an accredited investor to retire a convertible promissory note with an outstanding principal balance of $325,000 and accrued interest of $13,356.  In accordance with the terms of the note, the note was converted into 9,166,667 shares of common stock.  The remaining 2,085,714 shares of common stock were issued to retire additional promissory notes with an aggregate original principal balance of $10,000 and accrued interest.  We recorded a loss of $402,606 upon the retirement of the note, which was recorded in additional paid-in capital due to the related party nature of the transaction.

In March 2009, we issued 13,390,340 shares of common stock to an accredited investor to retire a convertible promissory note with an outstanding principal balance of $340,000 and accrued interest of $13,973.  In accordance with the terms of the note, the note was converted into 11,333,333 shares of common stock.  The remaining 2,057,143 shares of common stock were issued to retire the accrued interest.  We recorded a loss of $224,682 upon the retirement of the note.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

In March 2009, we issued 43,027,287 shares of common stock to Dr. Goldknopf to retire the convertible promissory note with an outstanding principal balance of $1,189,435 and accrued interest of $22,019, and the convertible promissory note with an outstanding balance of $27,183 and accrued interest.   In accordance with the terms of the note, the note was converted into 36,598,000 shares of common stock.  The remaining 10,312,896 shares of common stock were issued to retire the accrued interest.  We recorded a loss of $559,378 upon the retirement of the note, which was recorded in additional paid-in capital due to the related party nature of the transaction.

In March 2009, we issued 9,571,429 shares of common stock to Helen R. Park, our Interim Chief Executive Officer, to retire a convertible promissory note with an outstanding balance of $150,000 and accrued interest of $5,819.  In accordance with the terms of the note, the note was converted into 5,000,000 shares of common stock.  The remaining 4,571,429 shares of common stock were issued to retire the accrued interest.  We recorded a loss of $168,127 upon the retirement of the note, which was recorded in additional paid-in capital due to the related party nature of the transaction.

In March 2009, we issued 10,000,000 shares of common stock to an accredited investor to retire a convertible promissory note with an outstanding principal balance of $100,000 and accrued interest of $14,345.  In accordance with the terms of the note, the note was converted into 1,111,111 shares of common stock.  The remaining 8,888,889 shares of common stock were issued to retire the accrued interest on the note.  We recorded a loss of $174,590 upon the retirement of the note.

In May 2009, we issued 342,366 shares of common stock to an accredited investor to retire a convertible promissory note with an outstanding principal balance of $5,000 and accrued interest of $1,618.  We recorded a loss of $229 upon the retirement of the note.

In July 2009, we issued 8,333,300 common shares to an accredited investor to retire a convertible promissory note with an outstanding principal balance of $83,333 and accrued interest of $21,469.  We recorded a loss of $1,930 upon the retirement of the note.

In August 2009, we issued 1,000,000 shares of common stock to an accredited investor to retire a convertible promissory note with an outstanding principal balance of $30,000 and accrued interest of $2,841.  We recorded a gain of $947 upon the retirement of the note.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

The carrying values of our notes payable, net of unamortized discounts, amounted to $446,000 and $584,102 at December 31, 2009 and 2008, respectively, as follows.

	December 31,
	2009	2008

Notes Payable	$-0-	$110,000
Less: Discount on Notes Payable	-0-	(45,825)
Total	-0-	64,175

Notes Payable – in Default	451,000	451,000

Notes Payable – Related Party	15,000	68,927

Total Notes Payable, Net of Discount	$466,000	$584,102

The carrying values of our convertible debentures, net of unamortized discounts, amounted to $409,634 and $1,906,905 at December 31, 2009 and 2008, respectively, as follows.

	December 31,
	2009	2008

Convertible Debentures	$50,000	$1,020,000
Less: Unamortized Discount	(21,621)	(577,668)
Total	28,379	442,332

Convertible Debentures – in Default	351,255	865,010
Less: Unamortized Discount	-0-	(97,036)
Total	351,255	767,974

Convertible Debentures – Related Party	30,000	1,369,435
Less: Unamortized Discount	-0-	(672,836)
Total	30,000	696,599

Total Convertible Debentures, Net of Unamortized Discount	$409,634	$1,906,905

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

Note 10.  Related Party Transactions

In May 2008, we issued 11,225,869 shares of common stock to Steven Rash, our former Chief Executive Officer, to retire all of his outstanding convertible promissory notes and accrued interest thereon in the aggregate amount of $1,014,933.

In May 2008, we issued a promissory note to Steven Rash, our former Chief Executive Officer, for consideration of $30,000.  The note was for a principal amount of $30,000, had an annual interest rate of 6% and was due June 22, 2008.  We repaid the full amount of the note to Mr. Rash in August 2008.

In June 2008, we issued a promissory note to Steven Rash, our former Chief Executive Officer, for consideration of $15,000.  The note was for a principal amount of $15,000, had an annual interest rate of 6% and was due July 19, 2008.

In July 2008, Steven B. Rash, our former Chief Executive Officer, pledged 14,048,369 shares of common stock and 1,500,000 shares of preferred stock as collateral for various convertible promissory notes that we issued.  In September 2008, upon the resignation of Mr. Rash from all positions that he held with us, the 1,500,000 shares of preferred stock automatically converted into 1,500,000 shares of common stock.  During the year ended December 31, 2009, the holders of the notes sold shares of the pledged common stock for aggregate net proceeds of $244,417 and sold the 1,500,000 shares of common stock received upon the conversion of the preferred stock for aggregate net proceeds of $32,141, all of which was applied as a payment towards the notes and accrued interest thereon.

In October 2008, we authorized the issuance of 5,000,000 shares of common stock to Helen R. Park, our Interim Chief Executive Officer, as compensation for services rendered by Ms. Park prior to her appointment as the Company’s Interim Chief Executive Officer.  At the time the shares were authorized for issuance, we did not have enough shares of common stock available to issue to Ms. Park.  In November 2008, we issued a convertible promissory note and a warrant exercisable into shares of common stock to Ms. Park in exchange for the 5,000,000 shares of common stock.  The convertible promissory note had an initial principal amount of $150,000, accrued interest at an annual rate of 12% and was due on November 18, 2009.  The warrant is exercisable into 5,000,000 shares of common stock, has an exercise price of $0.04, and has a term of three years.

In November 2008, we issued a convertible promissory note and a warrant to acquire shares of our common stock to Ira L. Goldknopf, our President and Chief Scientific Officer, to retire all of his outstanding convertible promissory notes and accrued interest thereon in the aggregate amount of $1,100,386.  The convertible promissory note is for a principal amount of $1,189,435, has a term of three years, is convertible into 36,679,533 shares of common stock and accrues interest at an annual rate of 12%.  The warrant is exercisable into 36,598,000 shares of common stock, has an exercise price of $0.04 per share and has a term of three years.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

In November 2008, we issued a promissory note to Ira L. Goldknopf, our President and Chief Scientific Officer, in exchange for the transfer by Mr. Goldknopf of shares of common stock to a third party for payment of debt owed by us to the third party.  The note was for a principal amount of $18,927, had an annual interest rate of 6% and was due May 20, 2009.

In January 2009, we issued a convertible promissory note and a warrant to acquire shares of our common stock to Ira L. Goldknopf, our President, Chief Scientific Officer in consideration for the return of 1,200,000 shares of common stock held by Mr. Goldknopf.  The promissory note was for a principal amount of $8,256, had a term of one year, was convertible into 1,200,000 shares of common stock, and accrued interest at an annual rate of 12%.  The warrant is exercisable into 1,200,000 shares of common stock and has an exercise price of $0.04 per share.

In March 2009, we issued 46,910,896 shares of common stock to Dr. Goldknopf to retire the convertible promissory note with an outstanding principal balance of $1,097,940 plus accrued interest and the convertible promissory note with an outstanding balance of $27,185 plus accrued interest.

In March 2009, we issued 9,571,429 shares of common stock to Helen R. Park, our Interim Chief Executive Officer, to retire a convertible promissory note with an outstanding balance of $150,000 and accrued interest of $5,819.  In accordance with the terms of the note, the note was converted into 5,000,000 shares of common stock.  The remaining 4,571,429 shares of common stock were issued to retire the accrued interest on the note.

In June 2009, we issued 7,422,558 shares of common stock to Ira L. Goldknopf, our President and Chief Scientific Officer, in full payment of $92,142 of accrued but unpaid salary and accrued interest due under the Goldknopf Employment Agreement.

In June 2009, we issued 2,960,908 shares of common stock to Helen R. Park, our Interim Chief Executive Officer, in full payment of $40,000 of accrued but unpaid fees due under the Bronco Consulting Agreement.

In June 2009, we issued 780,640 shares of common stock to John P. Ginzler, our Chief Financial Officer, in full payment of $10,000 of accrued but unpaid salary due under the Ginzler Employment Agreement.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2009 and 2008

In June 2009, we issued a restricted stock award for 12,000,000 shares of common stock and a warrant to acquire 10,000,000 shares of common stock to John P. Ginzler, our Chief Financial Officer, in accordance with the terms of the Ginzler Employment Agreement.  The restricted stock award vests in three equal annual installments commencing June 2, 2010. On December 7, 2009, Mr. Ginzler resigned from all positions with us.  As a result, on that date, the restricted stock award terminated in its entirety.

In December 2009, we issued 15,000,000 shares of common stock to Helen R. Park, our Interim Chief Executive Officer, as a performance bonus in accordance with the terms of the Bronco Consulting Agreement.

Note 11.  Subsequent Events

In February 2010, Transgenomic, Inc. (“Transgenomic”) filed a lawsuit against us in the United States District Court for the District of Nebraska.  The lawsuit contained claims for fraud, breach of contract, slander, libel, and for a declaration of rights under a Collaboration and Exclusive License Agreement, dated January 23, 2009, between the parties.  On April 12, 2010, Power3 filed a Partial Motion to Dismiss Transgenomic’s fraud claim.  This case is currently pending.

In March 2010, we issued 500,000 shares of common stock to a consultant for consulting services.

In March, 2010, Rockmore Investment Master Fund LTD (“Rockmore”) filed a lawsuit against us in the Supreme Court for the State of New York.  The lawsuit contained claims of breach of contract and specific performance.  We have not yet responded to the complaint.  This case is currently pending.

In April 2010, we issued 597,490 shares of common stock to a consultant in full payment of outstanding invoices for services rendered.

In April 2010, Neogenomics, Inc. (“Neogenomics”) filed a lawsuit against us in the Supreme Court of the State of New York.  The lawsuit contained claims for failure to repay the principal amount of, and accrued interest under, a Convertible Debenture, dated April 17, 2009, issued by us in favor of Neogenomics.  We have not yet responded to the complaint.  This case is currently pending.

There have been no additional significant subsequent events through the date these financial statements were issued.

EXHIBIT INDEX

Exhibit	Exhibit Description

10.15	Second Modification and Ratification of Lease Agreement, dated October 1, 2009, by and between Vista Woodlands Partners, Ltd. and the Company

23.1	Consent of M&K CPAS, PLLC

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended