Form 10-Q
period 2010-03-31
POWER 3 MEDICAL PRODUCTS INC
filed 2010-05-17
CIK 1063530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File No. 000-24921

POWER3 MEDICAL PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

New York	65-0565144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3400 Research Forest Drive, Suite B2-3 The Woodlands, Texas 77381
(Address of Principal Executive Offices)

(281) 466-1600
(Issuer's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1394 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 427,797,313 shares of the issuer’s common stock, $0.001 par value per share, issued and outstanding on May 10, 2010.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009	1

	Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited)
	and the period beginning May 18, 2004 (date of entering development stage) through March 31, 2010 (unaudited)	2

	Statements of Stockholders’ Deficit for all years subsequent to May 18, 2004 (inception)
	and the three months ended March 31, 2010 (unaudited)	3

	Statements of Stockholders’ Deficit – Other Equity Items for all years subsequent to
	May 18, 2004 (date of entering development stage) and the three months ended March 31, 2010 (unaudited)	4

	Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)
	and the period beginning May 18, 2004 (date of entering development stage) through March 31, 2010 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4T.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 6.	Exhibits	26

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Balance Sheets

	March 31,
	2010	December 31,
	(Unaudited)	2009

Assets

Cash and equivalents	$8,130	$-
Other current assets	-	-

Total current assets	8,130	-

Property and equipment, net of accumulated depreciation of $108,264 and $107,581 at March 31, 2010 and December 31, 2009, respectively	-	683
Deposits	5,000	5,000
Other assets	100	100

Total assets	$13,230	$5,783

Liabilities and stockholder's deficit

Accounts payable	$1,006,259	$999,631
Accounts payable – related party	124,175	96,507
Notes payable – in default	451,000	451,000
Notes payable – related parties	15,000	15,000
Convertible debentures – in default	351,381	351,255
Convertible debentures, net of unamortized discount of $-0- and $21,621 at March 31, 2010 and December 31, 2009, respectively	50,000	28,379
Convertible debentures – related party	30,000	30,000
Derivative liabilities	3,752,729	14,456,424
Other current liabilities	649,413	593,891

Total current liabilities	6,429,957	17,022,087

Total liabilities	6,429,957	17,022,087

Stockholders' deficit:

Preferred Stock – $0.01 par value: 50,000,000 shares authorized; 1,500,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,500	1,500
Common Stock – $0.001 par value: 600,000,000 shares authorized; 427,397,313 and 434,167,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	427,397	434,167
Additional paid-in capital	72,393,594	71,984,083
Treasury stock	(16,000)	(16,000)
Common stock payable	135,000	135,000
Deficit accumulated during development stage	(67,676,718)	(77,873,554)
Deficit accumulated before entering development stage	(11,681,500)	(11,681,500)

Total stockholders' deficit	(6,416,727)	(17,016,304)

Total liabilities and stockholders' deficit	$13,230	$5,783

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statements of Operations (Unaudited)

			Period From
			May 18, 2004
	For the Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010

Net revenue	$-	$100,000	$542,249
			-
Operating expenses:			-
Employee compensation and benefits	34,918	17,557	31,452,497
Professional and consulting fees	245,001	80,817	16,473,770
Impairment of goodwill	-	-	13,371,776
Other selling, general and administrative expenses	177,742	70,666	2,364,063
			-
Total operating expenses	457,661	169,040	63,662,106
			-
Loss from operations	(457,661)	(69,040)	(63,119,857)

Other income (expense):
Derivative gain (loss)	10,703,695	(746,344)	4,680,747
Gain on legal settlement	-	-	36,764
Interest income	-	-	7,867
Gain (loss) on settlement of debt	-	(883,734)	1,582,872
Interest expense	(49,198)	(177,096)	(5,728,492)
Mandatory prepayment penalty	-	-	(420,000)
Other income/(expense)	-	-	(194,886)

Total other income/(expense)	10,654,497	(1,807,174)	(35,128)

Net income (loss)	10,196,836	(1,876,214)	(63,154,985)

Deemed dividend	-	(34,103)	(1,140,760)

Net income (loss) attributable to common stockholders	$10,196,836	$(1,910,317)	$(64,295,745)

Net income (loss) per share - basic and diluted	$0.02	$(0.01)

Weighted average number of shares outstanding - basic	478,823,366	200,466,378

Weighted average number of shares outstanding - diluted	500,029,456	200,466,378

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statement of Stockholders' Deficit (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Other Equity	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Items (1)	Deficit	Total
Balances as of Beginning of Development Stage — May 18, 2004	14,407,630	14,407	3,870,000	3,870	14,225,974	-	(11,681,500)	2,562,751
								-
Issued shares for compensation	27,945,000	27,945	-	-	25,423,555	(25,451,500)	-	-
Issued shares for services	4,910,000	4,910	-	-	4,850,090	(535,000)	-	4,320,000
Issued shares for acquisition of equipment	15,000,000	15,000	-	-	13,485,000	-	-	13,500,000
Stock option expense	-	-	-	-	626,100	(626,100)	-	-
Issued shares for cash	242,167	242	-	-	314,575	-	-	314,817
Cancelled shares per cancellation agreement	(160,000)	(160)	-	-	(71,840)	-	-	(72,000)
Issued shares to convert Series A perferred shares to common shares	3,000,324	3,001	(3,870,000)	(3,870)	3,377,974	-	(3,380,975)	(3,870)
Stock based compensation	-	-	-	-		8,311,012	-	8,311,012
Net reclassification of derivative liabilities	-	-	-	-	(3,347,077)	-	-	(3,347,077)
Net loss (from May 18, 2004 to December 31, 2004)	-	-	-	-		-	(15,236,339)	(15,236,339)

Balance at December 31, 2004	65,345,121	65,345	-	-	58,884,351	(18,301,588)	(30,298,814)	10,349,294

Cancelled shares returned from employee	(1,120,000)	(1,120)	-	-	(1,307,855)	-	-	(1,308,975)
Issued shares for compensation	140,000	140	-	-	41,860	-	-	42,000
Issued shares for services	850,000	850	-	-	155,150	-	-	156,000
Amortize deferred compensation expense	-	-	-	-	-	13,222,517	-	13,222,517
Net loss	-	-	-	-	-	-	(27,134,865)	(27,134,865)

Balance at December 31, 2005	65,215,121	65,215	-	-	57,773,506	(5,079,071)	(57,433,679)	(4,674,029)

Issued shares for services	2,449,990	2,449	-	-	311,865	-	-	314,314
Issued shares for cash	2,452,746	2,452	-	-	222,548	-	-	225,000
Issued shares for compensation	1,253,098	1,254	-	-	176,763	-	-	178,017
Adoption of FAS 123R	-	-	-	-	(475,324)	475,324	-	-
Amortize deferred compensation expense	-	-	-	-	-	4,603,747	-	4,603,747
Net loss	-	-	-	-	-	-	(6,415,969)	(6,415,969)

Balance at December 31, 2006	71,370,955	71,370	-	-	58,009,358	-	(63,849,648)	(5,768,920)

Issued shares for services	1,810,000	1,810	-	-	282,390	-	-	284,200
Issued shares for conversion of debt	22,265,224	22,264	-	-	606,412	-	-	628,676
Issued shares for warrants exercised	5,270,832	5,272	-	-	336,396	-	-	341,668
Issued shares for cash	7,630,625	7,632	-	-	992,818	-	-	1,000,450
Placement agent fees	-	-	-	-	(58,500)	-	-	(58,500)
Stock received	-	-	-	-	100	-	-	100
Unreturned shares	5,000	5	-	-	4,495	-	-	4,500
Deemed dividend	-	-	-	-	17,635	-	(17,635)	-
Net loss	-	-	-	-	-	-	(5,216,288)	(5,216,288)

Balance at December 31, 2007	108,352,636	108,353	-	-	60,191,104	-	(69,083,571)	(8,784,114)

Common stock issued for services	7,482,910	7,483	-	-	584,858	-	-	592,341
Common stock issued for cash	7,492,875	7,493	-	-	639,911	-	-	647,404
Common stock issued for conversion of debt	22,172,536	22,173	-	-	1,568,626	-	-	1,590,799
Common stock issued for lawsuit settlement	325,000	325	-	-	30,550	-	-	30,875
Issued shares for payables	2,133,333	2,133	-	-	186,867	-	-	189,000
Common stock held in escrow	2,000,000	2,000	-	-	18,000	(20,000)	-	-
Preferred stock issued for services	-	-	1,500,000	1,500	357,000	-	-	358,500
Deemed dividends	-	-	-	-	12,071	-	(12,071)	-
Loss on related party debt conversion	-	-	-	-	(89,049)	-	-	(89,049)
Common stock payable	-	-	-	-	-	123,286	-	123,286
Net loss	-	-	-	-	-	-	(136,784)	(136,784)

Balance at December 31, 2008	149,959,290	149,960	1,500,000	1,500	63,499,938	103,286	(69,232,426)	(5,477,742)

Common stock issued for conversion of debt	150,701,039	150,701	-	-	2,154,621	(82,944)	-	2,222,378
Common stock payable	-	-	-	-	-	116,000	-	116,000
Common stock issed upon exercise of warrants	11,789,509	11,790	-	-	267,042	-	-	278,832
Common stock issued for services	112,201,562	112,201	-	-	4,403,503	(14,286)	-	4,501,418
Common stock issued for cash	11,515,600	11,516	-	-	73,640	-	-	85,156
Return of common stock held in escrow	(800,000)	(800)	-	-	800	-	-	-
Deemed dividends			-	-	1,111,054	-	(1,111,054)	-
Release of common stock held in escrow			-	-	20,000	4,000	-	24,000
Common stock rescinded for debt	(1,200,000)	(1,200)	-	-		(7,056)	-	(8,256)
Common stock contributed for debt payment	-	-	-	-	276,558	-	-	276,558
Options issued for services	-	-	-	-	176,927	-	-	176,927
Net loss	-	-	-	-		-	(19,211,574)	(19,211,574)

Balance at December 31, 2009	434,167,000	434,167	1,500,000	1,500	71,984,083	119,000	(89,555,054)	(17,016,304)

Common stock issed upon exercise of warrants	4,425,166	4,425	-	-	230,109	-	-	234,534
Common stock issued for services	1,107,396	1,107	-	-	97,100	-	-	98,207
Vesting of common stock issued for services	-	-	-	-	70,000	-	-	70,000
Common stock rescinded or canceled	(12,302,249)	(12,302)	-	-	12,302	-	-	-
Net income	-	-	-	-	-	-	10,196,836	10,196,836

Balance at March 31, 2010	427,397,313	$427,397	$1,500,000	$1,500	$72,393,594	$119,000	$(79,358,218)	$(6,416,727)

(1) A more detailed description of the items comprising "Other Equity Items" is set forth herein following this Statement of Stockholders' Deficit.

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statements of Stockholders Deficit — Other Equity Items (Unaudited)

	Deferred Compensation Expense	Treasury Stock	Stock Held in Escrow	Common Stock Payable	Total

Balances as of beginning of development stage May 18, 2004	-	-	-	-	-

Issued shares for compensation	(25,451,500)	-	-	-	(25,451,500)
Issued shares for services	(535,000)	-	-	-	(535,000)
Stock option expense	(626,100)	-	-	-	(626,100)
Stock based compensation	8,311,012	-	-	-	8,311,012

Balance at December 31, 2004	(18,301,588)	-	-	-	(18,301,588)

Amortize deferred compensation expense	13,222,517	-	-	-	13,222,517

Balance at December 31, 2005	(5,079,071)	-	-	-	(5,079,071)

Adoption of FAS 123R	475,324	-	-	-	475,324
Amortize deferred compensation expense	4,603,747	-	-	-	4,603,747

Balance at December 31, 2006	-	-	-	-	-

Balance at December 31, 2007	-	-	-	-	-

Stock held in escrow	-	-	(20,000)	-	(20,000)
Common stock payable	-	-	-	123,286	123,286

Balance at December 31, 2008	-	-	(20,000)	123,286	103,286

Common stock issued for conversion of debt	-	7,056	-	(90,000)	(82,944)
Common stock payable	-	-	-	116,000	116,000
Common stock issued for services	-	-	-	(14,286)	(14,286)
Return of common stock held in escrow	-	(16,000)	16,000	-	-
Release of common stock held in escrow	-	-	4,000	-	4,000
Common stock rescinded for debt	-	(7,056)	-	-	(7,056)

Balance at December 31, 2009	-	(16,000)	-	135,000	119,000

Balance at March 31, 2010	$-	$(16,000)	$-	$135,000	$119,000

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statements of Cash Flows

			Period From
			May 18, 2004
	For the Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010
			(unaudited)

Cash flows from operating activities

Net income (loss)	$10,196,836	$(1,876,214)	$(63,154,985)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on conversion of financial instruments	-	854,988	(1,579,670)
Impairment of goodwill	-	-	13,371,776
Impairment of intangible assets	-	-	179,788
Loss on previously capitalized lease	-	-	34,243
Amortization of debt discounts and deferred finance costs	21,747	146,532	4,005,561
Change in derivative liability, net of bifurcation	(10,703,695)	746,344	(3,526,846)
Stock issued for compensation and services	70,000	69,071	38,235,017
Debt issued for compensation and services	-	-	1,028,927
Stock issued for settlement of lawsuit	-	-	30,875
Depreciation expense	683	6,253	108,265
Release of stock held in escrow	-	-	24,000
Other non-cash items	-	-	(34,933)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-	186,084
Inventory and other assets	-	-	23,597
Accounts payable and other liabilities	188,025	(4,075)	3,568,699

Net cash used in operating activities	(226,404)	(57,101)	(7,499,602)

Cash flows from investing activities

Increase in property and equipment	-	-	(142,508)
Increase in other assets	-	-	(179,786)

Net cash used in investing activities	-	-	(322,294)

Cash flows from financing activities

Proceeds from sale of common stock	-	41,666	2,349,327
Borrowings on notes payable – related party	-	8,256	95,376
Borrowings on notes payable	-	20,000	3,838,430
Principal payments on notes payable – related party	-	-	(47,300)
Principal payments on notes payable	-	-	(122,478)
Proceeds from exercise of warrants	234,534	-	513,366
Proceeds from CD, warrants and rights net of issuance cost	-	-	1,200,709

Net cash provided by financing activities	234,534	69,922	7,827,430

Net increase (decrease) in cash and equivalents	8,130	12,821	5,534
Cash and equivalents, beginning of period	-	8,331	2,596

Cash and equivalents, end of period	$8,130	$21,152	$8,130

Supplemental disclosure of cash flow information

Cash paid for interest	-	-	59,840
Cash paid for income taxes	-	-	-

Schedule of non-cash financing activities

Stock for conversion of debt – related party	-	661,101	2,227,759
Stock for subscriptions receivable	-	170,000	170,000
Warrants exercised for subscriptions receivable	-	27,166	27,166
Stock issued for common stock payable	-	14,286	14,286
Exchange of debt – related party	-	-	214,075
Exchange of convertible notes for stock	-	-	2,525,070
Stock issued for settlement of payables	98,207	55,238	876,881
Deemed dividend	-	34,103	1,140,760
Exchange of convertible preferred stock for common stock	-	-	3,380,975
Preferred stock issued for payables	-	-	358,500
Stock held in escrow	-	20,000	20,000
Stock contributed for debt payment	-	-	276,558
Return of stock held in escrow	-	-	16,800
Cashless exercise of warrants	-	-	133
Stock rescinded for debt	-	-	8,256
Stock rescinded or canceled	12,302	-	12,302

The accompanying notes are an integral part of these  financial statements

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 1.  Description of Business

Power3 Medical Products, Inc. (the “Company”) was incorporated in the State of Florida as “Sheffield Acres, Inc.” on May 15, 1992, and merged into a New York corporation named “Surgical Safety Products, Inc.” in 1994. On September 12, 2003, Surgical Safety Products, Inc. amended its Certificate of Incorporation to change its name to “Power3 Medical Products, Inc.”  The Company became a development stage company on May 18, 2004, when it completed the acquisition of certain intellectual property assets from Advanced Bio/Chem, Inc. and began focusing on research and development relating to those assets.  The Company currently focuses on the development of its intellectual properties by focusing on disease diagnosis, protein and biomarker identification and early detection indicators in the areas of cancers, neurodegenerative and neuromuscular diseases, as well as other scientific areas of interest associated with protein biomarkers.

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

Note 2.  Basis of Presentation and Going Concern

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the disclosures included in these financial statements are adequate to make the information presented not misleading.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2010

The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Certain amounts in the financial statements for 2009 have been reclassified to conform to the 2010 presentation.  These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ deficit.

As of March 31, 2010, the Company’s significant accounting policies and estimates, and applicable recent accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, have not changed materially.

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

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 3.   Net Income (Loss) Per Share

Basic income (loss) per share is based on the weighted average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net income (loss) for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period.   The Company calculates diluted income (loss) per share by dividing the reported net income (loss) for the applicable period by the weighted average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise of all potentially dilutive warrants outstanding at the end of the period.

A total of 66,150,741 shares of common stock underlying warrants that were outstanding on March 31, 2010 have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2010 because the exercise price was greater than the average market price of the Company’s common stock during the three months ended March 31, 2010. A total of 46,461,539 shares of common stock underlying warrants that were outstanding on March 31, 2010 have been included in the computation of diluted earnings per share for the three months ended March 31, 2010 because the exercise price was less than the average market price of the Company's common stock during the three months ended March 31, 2010. Application of the treasury stock method resulted in dilution of 21,206,090 shares of common stock, but had no effect on net income per share.

A total of 80,985,078 shares of common stock underlying warrants that were outstanding on March 31, 2009, have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2009 because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for the three months Ended March 31, 2009.

Note 4.  Property and Equipment

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009:

Asset	March 31, 2010	December 31, 2009

Computers and Related Devices	$15,884	$15,884
Less: Accumulated Depreciation	(15,884)	(15,201)
Total	-0-	683

Lab Equipment	92,380	92,380
Less: Accumulated Depreciation	(92,380)	(92,380)
Total	-0-	-0-

Total Property and Equipment, Net	$-0-	$683

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 5.  Other Current Liabilities

Other current liabilities consisted of the following at March 31, 2010 and December 31, 2009:

Liability	March 31, 2010	December 31, 2009
Accrued interest and interest payable	338,907	312,252
Accrued payroll taxes	22,364	21,464
Accrued compensation and salaries payable	286,331	258,364
Other accrued expenses and liabilities	1,811	1,811
Total	$649,413	$593,891

Note 6.  Derivative Liabilities

The Company’s derivative liabilities were $3,752,729 and $14,456,424 at March 31, 2010 and December 31, 2009, respectively. The Company recognized a gain of $10,703,695 for derivative liabilities for the three months ended March 31, 2010 compared to a loss of $746,344 for derivative liabilities for the three months ended March 31, 2009.  The derivative gain recognized during the three months ended March 31, 2010 was due primarily to a decrease in the Company’s stock price during 2010.

The components of derivative financial instruments on the Company’s balance sheet at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009

Common stock warrants	$2,880,183	$10,267,167
Embedded conversion features – convertible promissory notes and debentures	872,546	4,189,257
Total	$3,752,729	$14,456,424

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 7.  Commitments and Contingencies

In September 2008, the Company entered into an Arbitration Agreement with Steven Rash, the Company’s former Chief Executive Officer, in connection with his agreement to resign as the Company’s Chief Executive Officer.  The parties agreed to arbitrate claims for wages and other compensation due, breach of contracts or covenants, and benefits.  The Company agreed to arbitrate Mr. Rash’s claims for wages of $36,031 and its claims for embezzlement, fraud and breach of contract by Mr. Rash.  As of March 31, 2010, arbitration had not been initiated by either party.

In March 2009, McLennon Law Corporation filed a law suit against the Company for breach of contract for approximately $117,000 of accrued but unpaid attorney fees.  As of March 31, 2010, the Company was in negotiations with McLennon to settle its claim for unpaid attorney fees.

In September 2009, one of the Company’s employees attempted to convert a $30,000 convertible promissory note plus interest into shares of the Company’s common stock.  The Company is disputing the amount, if any, that is due to the employee under the note.  As of March 31, 2010, the note had not been converted.  In December 2009, the employee filed a law suit against the Company seeking damages and specific performance.  As of March 31, 2010, the Company had engaged counsel and was preparing a response to the complaint.

In February 2010, Transgenomic, Inc. (“Transgenomic”) filed a lawsuit against the Company in the United States District Court for the District of Nebraska.  The lawsuit contained claims for fraud, breach of contract, slander, libel, and for a declaration of rights under a Collaboration and Exclusive License Agreement, dated January 23, 2009, between the parties.  On April 12, 2010, the Company filed a Partial Motion to Dismiss Transgenomic’s fraud claim.  As of March 31, 2010, the case was pending.

In March 2010, Rockmore Investment Master Fund LTD (“Rockmore”) filed a lawsuit against the Company in the Supreme Court for the State of New York.  The lawsuit contained claims of breach of contract and specific performance.  As of March 31, 2010, the case was pending.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 8.  Common Stock and Preferred Stock

The Company’s authorized capital consisted of 600,000,000 shares of common stock, $0.001 par value per share, at March 31, 2010 and December 31, 2009, respectively, and 50,000,000 shares of preferred stock, $0.001 par value per share, at March 31, 2010 and December 31, 2009, respectively.  There were 427,397,313 and 434,167,000 shares of common stock outstanding at March 31, 2010 and December 31, 2009, respectively, and 1,500,000 shares of preferred stock outstanding at March 31, 2010 and December 31, 2009, respectively.

In January 2010, the Company issued 409,906 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the consultant agreed to receive the shares for total consideration of $65,175, all of which was recognized as expense during the three months ended March 31, 2010.

In March 2010, the Company issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the consultant agreed to receive the shares for total consideration of $23,750, all of which was recognized as expense during the three months ended March 31, 2010.

In March 2010, the Company issued 197,490 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the consultant agreed to receive the shares for total consideration of $9,282, all of which was recognized as expense during the three months ended March 31, 2010.

During the three months ended March 31, 2010, the Company rescinded and canceled a total of 12,302,249 shares of common stock that had been issued under restricted stock awards that had terminated in accordance with the terms of the awards.

Note 9.  Stock Options and Warrants

The Company did not issue any stock options or warrants during the three months ended March 31, 2010 and the year ended December 31, 2009, and no stock options were outstanding at March 31, 2010 and December 31, 2009.  Warrants exercisable into a total of 112,612,280 and 117,037,446 shares of the Company’s common stock were outstanding on March 31, 2010 and December 31, 2009, respectively.  The weighted average exercise price of the warrants outstanding on March 31, 2010 and December 31, 2009 was $0.05.  The Company estimates the fair value of its warrants on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of ASC 718.  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the warrants issued: a dividend yield of zero percent, an expected volatility of 241%, a risk-free interest rate of 1.14% and a remaining contractual life of 3.5 years.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2010

During the three months ended March 31, 2010, the Company issued a total of 4,425,166 shares of common stock to warrant holders upon the exercise of outstanding warrants for total cash proceeds of $234,534.  The exercise price of the warrants exercised was $0.053 per share.

A summary of the warrant activity for the three months ended March 31, 2010 is set forth below.

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding, December 31, 2009	117,037,446	$0.05

Granted	-0-	$—
Exercised	(4,425,166)	$0.05
Expired/Canceled	-0-	$—

Outstanding, March 31, 2010	112,612,280	$0.05

Exercisable, December 31, 2009	117,037,446	$0.05
Exercisable, March 31, 2010	112,612,280	$0.05

Quarter Ended	Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price

March 31, 2010	$0.01 – $3.00	112,612,280	3.5	$0.05

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 10.  Promissory Notes and Debentures

The carrying values of the Company’s notes payable, net of unamortized discounts, amounted to $446,000 at March 31, 2010 and December 31, 2009, respectively, as follows.

	March 31, 2010	December 31, 2009

Notes Payable – in Default	$451,000	$451,000

Notes Payable – Related Party	15,000	15,000

Total Notes Payable, Net of Discount	$466,000	$466,000

The carrying values of the Company’s convertible debentures, net of unamortized discounts, amounted to $431,381 and $409,634 at March 31, 2010 and December 31, 2009, respectively, as follows.

	March 31, 2010	December 31, 2009

Convertible Debentures	$50,000	$50,000
Less: Unamortized Discount	-0-	(21,621)
Total	50,000	28,379

Convertible Debentures – in Default	351,381	351,255

Convertible Debentures – Related Party	30,000	30,000

Total Convertible Debentures, Net of Unamortized Discount	$431,381	$409,634

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 11.  Acquisition of StemTroniX

On February 9, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Power3 Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and StemTroniX, Inc., a Texas corporation (“StemTroniX”), pursuant to which Merger Sub will merge with and into StemTroniX, the separate corporate existence of Merger Sub will cease, and StemTroniX will continue as the surviving company and a wholly-owned subsidiary of the Company (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of both the Company and StemTroniX, if the Merger is completed, each outstanding share of StemTroniX common stock will be converted into the right to receive fourteen and sixth-tenths (14.60) shares of the Company’s common stock (the “Exchange Ratio”), subject to certain adjustments as provided in the Merger Agreement.

The Merger Agreement contains customary representations and warranties of the Company and StemTroniX, covenants of StemTroniX to conduct its business in the ordinary course until the Merger is completed, and covenants of StemTroniX to not take certain actions during such period.  StemTroniX has also agreed to not solicit proposals relating to business combination transactions with other parties or enter into discussions concerning any proposals for business combination transactions with other parties.

Consummation of the Merger is subject to certain customary conditions, including, among others, the approval of the Merger by the shareholders of StemTroniX, the approval of the issuance of the Company’s common stock in connection with the Merger by the shareholders of the Company, the approval of an amendment to the certification of incorporation of the Company by the shareholders of the Company to increase the number of shares of common stock authorized for issuance to that number of shares necessary to ensure that an adequate number of shares is available for issuance to the shareholders of StemTroniX, the receipt of any required governmental approvals and expiration of applicable waiting periods, the accuracy of the representations and warranties of the Company and StemTroniX (generally subject to a material adverse effect standard), and material compliance by the Company and StemTroniX with their respective obligations under the Merger Agreement.

The Merger Agreement contains certain termination rights of the Company and StemTroniX, including the right to terminate the Merger Agreement if the Merger is not completed by June 30, 2010.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2010

Note 12.  Subsequent Events

In April 2010, the Company issued 400,000 shares of common stock to a consultant in full payment of outstanding invoices for services rendered.

In April 2010, Neogenomics, Inc. (“Neogenomics”) filed a lawsuit against the Company in the Supreme Court of the State of New York.  The lawsuit contained claims for failure to repay the principal amount of, and accrued interest under, a Convertible Debenture, dated April 17, 2009, issued by the Company in favor of Neogenomics.  The Company has engaged counsel and is currently preparing a response to the complaint.

In April 2010, Lucas Associates, Inc. filed a lawsuit against the Company in the District Court of Montgomery County, Texas.  The lawsuit contained claims for breach of contract, quantum meruit and fraud related to allegations that the Company failed to pay them a finder’s fee in connection with the hiring of John Ginzler as our Chief Financial Officer in 2009.  The Company has engaged counsel currently preparing a response to the complaint.

In May 2010, the Company elected to terminate the Merger Agreement.  The Company did not incur any penalties in connection with its decision to terminate the Merger Agreement.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to fund future growth and implement our business strategy;

•	our dependence on a limited number of business partners for substantially all of our revenue;

•	projections of our future revenue, results of operations and financial condition;

•	anticipated deployment, capabilities and uses of our products and our product development activities and product innovations;

•	the importance of proteomics as a major focus of biology research;

•	competition and consolidation in the markets in which we compete;

•	existing and future collaborations and partnerships;

•	the utility of biomarker discoveries;

•	our belief that biomarker discoveries may have diagnostic and/or therapeutic utility;

•	our ability to comply with applicable government regulations;

•	our ability to expand and protect our intellectual property portfolio;

•	the condition of the securities and capital markets;

•	general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business;

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 and elsewhere in this report.  The following should be read in conjunction with our financial statements beginning on page 1 of this report.

Overview

We are a leading bio-technology company focused on the development and marketing of novel diagnostic products through the analysis of proteins.  Our business is focused on the development of novel diagnostic tests in the fields of cancer and neurodegenerative diseases such as amytrophic lateral sclerosis (commonly known as ALS or Lou Gehrig’s disease), Alzheimer’s disease and Parkinson’s disease. We also address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and others through collaborations with leading academic and research institutions. We apply proprietary methodologies to discover and identify protein biomarkers associated with diseases. We also use advanced protein separation methods to identify and resolve variants of specific biomarkers for developing a procedure to measure a property or concentration of an assay and commercializing novel diagnostic tests. By discovery and development of protein-based disease biomarkers, we have developed tools for diagnosis, prognosis, early detection and identification of new target drugs in cancer and neurodegenerative diseases.

 We have developed a portfolio of products including BC-SeraPro™, a proteomic blood serum test for the early detection of breast cancer for which we have completed Phase I clinical trials, and NuroPro®, a serum test for the detection of neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases for which we are currently engaged in Phase II clinical trials.  These products are designed to analyze proteins and their mutations to assess an individual’s risk for developing disease later in life or a patient’s likelihood of responding to a particular drug, assess a patient’s risk of disease progression and disease recurrence, and measure a patient’s exposure to drug therapy to ensure optimal dosing and reduced drug toxicity. Armed with this risk response assessment information, individuals can take action to prevent or delay the onset of disease and physicians can ensure that patients receive the most appropriate treatment for their disease.

Recent Developments

On May 6, 2010, we exercised our right to terminate the Agreement and Plan of Merger (the “Merger Agreement”), dated February 9, 2010, by and among us, Power3 Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and StemTroniX, Inc., a Texas corporation (“StemTroniX”), pursuant to which Merger Sub was going to merge with and into StemTroniX, the separate corporate existence of Merger Sub was going to cease, and StemTroniX was going to continue as the surviving company and our wholly-owned subsidiary (the “Merger”).

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

We intend to complete Phase II clinical trials for NuroPro® and begin commercialization of NuroPro® during 2010, and to complete Phase II clinical trials for BC-SeraPro™ during 2010.  We also intend to develop additional diagnostic products utilizing the proteomic research and results that we have achieved and for which we have filed patent applications with the United States Patent and Trademark Office.  By utilizing the intellectual property that we have in our possession, building on the intellectual property portfolio through additional clinical trials, and acquiring complementary intellectual property from other bio-technology companies, we will have the ability to successfully create, market and sell a diverse diagnostic product offering based on our proteomic research.

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

2010 Outlook

We expect sales of our BC-SeraPro™ and NuroPro® diagnostic products to increase during 2010 as we complete Phase II clinical studies on these products.  We also expect to develop several additional diagnostic products during 2010.  As a result, we expect revenue to increase as we enter into additional collaboration and licensing agreements with other bio-technology companies, academic and research institutions and governmental agencies. We intend to reduce our liabilities by retiring our outstanding debt, which will decrease substantially, if not eliminate, the derivative liabilities that we have been incurring for the past few years.  The combination of increased revenue and reduced debt, coupled with significant capital-raising initiatives that we plan to complete during 2010, will provide us with the assets and operating results necessary to grow at an exponential rate for the foreseeable future.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 under the caption “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our Notes to Financial Statements included therein.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 under the caption “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements” and our Notes to Financial Statements included therein.

Comparison of the Three-Month Periods Ended March 31, 2010 and 2009

Net Revenue

Net revenue consists primarily of licensing fees, royalties and milestone payments that we receive from our licensing partners.  We generated revenue of $100,000 for the three months ended March 31, 2009.  We did not generate any revenue for the three months ended March 31, 2010.  The decrease in revenue resulted primarily from our decision to terminate the Collaboration and Exclusive License Agreement with Transgenomic, Inc. in January 2010.  We expect licensing fees, royalties and milestone payments generated from our BC-SeraPro™ and NuroPro® diagnostic products to increase during 2010 as we complete Phase II clinical studies on these products.  As a result, we expect revenue to increase as we enter into additional collaboration and licensing agreements with other bio-technology companies, academic and research institutions and governmental agencies.

Operating Expenses

Operating expenses consist primarily of employee compensation and benefits, professional and consulting fees, and other selling, general and administrative expenses.

Employee Compensation and Benefits.  Employee compensation and benefits consists of all salaries and other cash compensation, equity-based compensation, employee benefits and the related payroll taxes.  Employee compensation expense increased $17,361 to $34,918 for the three months ended March 31, 2010 from $17,557 for the three months ended March 31, 2009.  The increase of $17,361 was due primarily to an increase of $17,221 for salary and equity-based compensation expenses associated with an increase in the number of individuals who we employed during the three months ended March 31, 2010.  We expect employee compensation expense to increase over the next 12 months as we continue to retain additional executive management personnel, lab technicians and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, laboratory and technology consultants and other professionals and consultants.  Professional fees increased $164,184 to $245,001 for the three months ended March 31, 2010 from $80,817 for the three months ended March 31, 2009.  The increase of $164,184 was due primarily to an increase of $145,023 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting, laboratory and technology fees in connection with the general expansion of our business and operations.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses consist of selling and marketing expenses, lab services and supplies, clinical validation studies, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses.  Other general and administrative expenses increased $107,076 to $177,742 for the three months ended March 31, 2010 from $70,666 for the three months ended March 31, 2009.  The increase of $107,076 resulted primarily from increases of $26,344 for lab service expenses, $22,441 for administrative fees and $16,719 for insurance, partially offset by decreases in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for clinical validation studies, lab supplies, selling and marketing expenses, rent, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have.  Interest and amortization expense decreased $127,898 to $49,198 for the three months ended March 31, 2010 from $177,096 for the three months ended March 31, 2009.  The decrease of $127,898 was due primarily to the retirement during 2009 of many of the debt obligations that were outstanding during the three months ended March 31, 2009.  We expect interest expense to decrease over the next 12 months as we continue to retire our remaining debt obligations.

Derivative Gain / Loss

Derivative gain / loss consists of the non-operating, non-cash income or expense resulting from changes in the fair value of the derivative instruments contained in the convertible promissory notes and associated stock warrants that were outstanding at March 31, 2010 and 2009, respectively.  We recognized a derivative gain of $10,703,695 for the three months ended March 31, 2010 compared to a derivative loss of $746,344 for the three months ended March 31, 2009.  The difference of $11,450,039 was due primarily to the decrease in the trading price of our common stock between January 1, 2010 and March 31, 2010 compared to the increase in the trading price of our common stock between January 1, 2009 and March 31, 2009.  While future derivative gain / loss is largely dependent upon the trading price of our common stock, we expect future derivative gains and losses to be smaller in amount as our convertible promissory notes are retired or converted into shares of common stock, and as the associated stock warrants are exercised or expire by their terms.

Gain / Loss on Settlement of Debt

Gain / loss on settlement of debt consists of the gains and losses that we have recognized in connection with the retirement of outstanding debt and payment of outstanding invoices and results when we issue shares of common stock having an aggregate value less than (in the case of gains) or greater than (in the case of losses) the outstanding principal amount of the note and accrued interest or the applicable invoice.  We recognized a loss on the settlement of debt of $883,734 for the three months ended March 31, 2009.  We did not recognize any gain or loss on the settlement of debt for the three months ended March 31, 2010.  The difference of $883,734 was due primarily to our decision to pay off a significant amount of our outstanding debt obligations and accrued interest, and numerous outstanding invoices, during 2009 by issuing shares of our common stock having an aggregate value greater than the outstanding principal amount of the applicable note and accrued interest or the applicable invoice.  While we may continue to incur losses on the settlement of debt in the future as we continue to pay off outstanding debt and invoices with shares of our common stock, we expect any such losses to decrease as the amount of outstanding debt continues to decrease.

Net Income / Loss

We generated net income of $10,196,836 for the three months ended March 31, 2010 compared to a net loss of $1,910,317 for the three months ended March 31, 2009.  The difference of $12,107,153 was due primarily to a difference of $11,450,039 resulting from the derivative gain recognized during 2010 compared to the derivative loss recognized during 2009, a difference of $883,734 resulting from losses from the extinguishment of debt recognized during 2009, and a decrease of $127,898 for interest expense.  This was partially offset by a decrease of $100,000 for net revenue, and increases of $164,184 for professional fees and $107,076 for other selling, general and administrative expenses.  We expect to generate net losses during the remainder of 2010 as we continue to build our business.  However, we expect these losses to decrease in the future as we generate additional revenue through collaboration and licensing partners and as we continue to retire our outstanding debt obligations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $226,404 for the three months ended March 31, 2010 compared to $57,101 for the three months ended March 31, 2009.  The $169,303 increase in cash used by operating activities was due primarily to a difference of $12,107,153 between the net income generated in 2009 and the net loss incurred during 2008 and an increase of $188,025 in accounts payable and other liabilities.  This was partially offset by a difference of $10,196,836 for changes in the amount of our derivative liability and decreases of $854,988 for loss on settlement of debt and $124,785 for amortization of debt discounts and deferred finance costs.

We did not have any cash flows from investing activities during the three months ended March 31, 2010 and 2009.

Net cash provided by financing activities was $234,534 for the three months ended March 31, 2010 compared to $69,922 for the three months ended March 31, 2009.  The $164,612 increase in cash provided by financing activities was due primarily to an increase of $234,534 for proceeds from the exercise of warrants, partially offset by decreases of $41,666 for proceeds from the sale of common stock and $20,000 for proceeds from the issuance of debt.

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

In August 2009, we issued a convertible promissory note and a warrant to acquire shares of common stock to an accredited investor for consideration of $25,000.  The note is for a principal amount of $25,000, is convertible into 2,500,000 shares of common stock, has an interest rate of 8% and was due February 26, 2010.  The warrant is exercisable into 1,000,000 shares of common stock and has an exercise price of $0.01 that may be subject to adjustment depending upon the trading price of our common stock.

In September 2009, we issued 2,500,000 shares of common stock to an accredited investor for total cash proceeds of $25,000.

In September 2009, we issued 2,000,000 shares of common stock to an accredited investor for total cash proceeds of $20,000.

In September 2009, we issued a convertible promissory note and a warrant to acquire shares of common stock to an accredited investor for consideration of $25,000.  The note is for a principal amount of $25,000, is convertible into 2,500,000 shares of common stock, has an interest rate of 8% and was due March 3, 2010.  The warrant is exercisable into 1,000,000 shares of common stock and has an exercise price of $0.01 that may be subject to adjustment depending upon the trading price of our common stock.

During the period beginning January 1, 2009 and ending March 31, 2010, we issued a total of 16,214,675 shares of common stock to warrant holders upon the exercise of outstanding warrants at exercise prices ranging between $0.01 and $0.25 per share for total cash proceeds of $513,366.

To date, our capital needs have been met primarily through the issuance of convertible promissory notes and debentures, sales of equity securities and proceeds received upon the exercise of warrants held by our security holders.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  We have used the proceeds from the exercise of warrants and our private offerings of securities to pay virtually all of the costs and expenses we have incurred.  These costs and expenses were comprised of operating expenses, which consisted of the employee compensation expenses, professional fees and other general and administrative expenses discussed above.

We believe that our current cash resources will not be sufficient to sustain our operations for the next 12 months.  We will need to obtain additional cash resources within the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred and finance the growth of our business.  We intend to obtain these funds through internally generated cash flows from operating activities, proceeds from the issuance of equity securities and proceeds from the exercise of outstanding warrants.  The issuance of additional equity would result in dilution to our existing shareholders.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

As of March 31, 2010, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

In March 2009, McLennon Law Corporation filed a law suit against us for breach of contract for approximately $117,000 of accrued but unpaid attorney fees.  We are currently in negotiations with McLennon to settle its claim for unpaid attorney fees.

In September 2009, one of our employees attempted to convert a $30,000 convertible promissory note plus interest into shares of our common stock.  We are disputing the amount, if any, that is due to the employee under the note.  As of March 31, 2010, the note had not been converted.  In December 2009, the employee filed a law suit against us seeking damages and specific performance.  We have engaged counsel and are preparing a response to the complaint.

In February 2010, Transgenomic, Inc. (“Transgenomic”) filed a lawsuit against us in the United States District Court for the District of Nebraska.  The lawsuit contained claims for fraud, breach of contract, slander, libel, and for a declaration of rights under a Collaboration and Exclusive License Agreement, dated January 23, 2009, between the parties.  We have engaged counsel and on April 12, 2010, we filed a Partial Motion to Dismiss Transgenomic’s fraud claim.  We are currently preparing a response to the complaint.

In March 2010, Rockmore Investment Master Fund LTD filed a lawsuit against us in the Supreme Court for the State of New York.  The lawsuit contained claims of breach of contract and specific performance related to allegations that we failed to repay a promissory note and issue shares upon the exercise of warrants.  We have engaged counsel and are currently preparing a response to the complaint.

In April 2010, Neogenomics, Inc. (“Neogenomics”) filed a lawsuit against us in the Supreme Court of the State of New York.  The lawsuit contained claims for failure to repay the principal amount of, and accrued interest under, a Convertible Debenture, dated April 17, 2009, issued by us in favor of Neogenomics.  We have engaged counsel and are currently preparing a response to the complaint.

In April 2010, Lucas Associates, Inc. filed a lawsuit against us in the District Court of Montgomery County, Texas.  The lawsuit contained claims for breach of contract, quantum meruit and fraud related to allegations that we failed to pay them a finder’s fee in connection with the hiring of John Ginzler as our Chief Financial Officer in 2009.  We have engaged counsel and are currently preparing a response to the complaint.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In January 2010, we issued 409,906 shares of common stock to a consultant for consulting services.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

In March 2010, we issued 197,490 shares of common stock to a consultant for consulting services.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

During the three months ended March 31, 2010, we issued a total of 4,425,166 shares of common stock to warrant holders upon the exercise of outstanding warrants for total cash proceeds of $234,534.  These securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 3.  Defaults Upon Senior Securities.

In August 2009, we issued a convertible promissory note and a warrant to acquire shares of common stock to an accredited investor for consideration of $25,000.  The note is for a principal amount of $25,000, is convertible into 2,500,000 shares of common stock, has an interest rate of 8% and was due February 26, 2010.  We failed to repay this note on the due date.  As a result, the note went into default and is accruing interest at the default interest rate of 8% per year.

In September 2009, we issued a convertible promissory note and a warrant to acquire shares of common stock to an accredited investor for consideration of $25,000.  The note is for a principal amount of $25,000, is convertible into 2,500,000 shares of common stock, has an interest rate of 8% and was due March 3, 2010.  We failed to repay this note on the due date.  As a result, the note went into default and is accruing interest at the default interest rate of 8% per year.

Item 6.  Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER3 MEDICAL PRODUCTS, INC.

Date: May 17, 2010	/s/ Helen R. Park
Helen R. Park
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended