Form 10-Q
period 2010-06-30
POWER 3 MEDICAL PRODUCTS INC
filed 2010-08-17
CIK 1063530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File No. 000-24921

POWER3 MEDICAL PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

New York	65-0565144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26022 Budde Road The Woodlands, Texas 77380
(Address of Principal Executive Offices)

(281) 298-7944
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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 467,797,313 shares of the issuer’s common stock, $0.001 par value per share, issued and outstanding on August 13, 2010.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009	1

	Statements of Operations for the three and six months ended June 30, 2010 and 2009 (unaudited) and the period beginning May 18, 2004 (date of entering development stage) through June 30, 2010 (unaudited)	2

	Statements of Stockholders’ Deficit for all years subsequent to May 18, 2004 (date of entering development stage) and the six months ended June 30, 2010 (unaudited)	3

	Statements of Stockholders’ Deficit – Other Equity Items for all years subsequent to May 18, 2004 (date of entering development stage) and the six months ended June 30, 2010 (unaudited)	4

	Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited) and the period beginning May 18, 2004 (date of entering development stage) through June 30, 2010 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4T.	Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Balance Sheets

	June 30,
	2010	December 31,
	(Unaudited)	2009

Assets

Cash and equivalents	$2,541	$-

Total current assets	2,541	-

Property and equipment, net of accumulated depreciation of $108,264 and $107,581 at June 30, 2010 and December 31, 2009, respectively	-	683
Deposits	11,332	5,000
Other assets	100	100

Total assets	$13,973	$5,783

Liabilities and stockholders' deficit

Accounts payable	$1,101,580	$999,631
Accounts payable – related party	303,118	96,507
Notes payable – in default	451,000	451,000
Notes payable – related party	15,000	15,000
Convertible debentures – in default	351,255	351,255
Convertible debentures, net of unamortized discount of $-0- and $21,621 at June 30, 2010 and December 31, 2009, respectively	50,000	28,379
Convertible debentures – related party	30,000	30,000
Derivative liabilities	3,876,069	14,456,424
Other current liabilities	759,402	593,891

Total current liabilities	6,937,424	17,022,087

Total liabilities	6,937,424	17,022,087

Stockholders' deficit:

Preferred Stock – $0.01 par value: 50,000,000 shares authorized; 1,500,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,500	1,500
Common Stock – $0.001 par value: 600,000,000 shares authorized; 467,797,313 and 434,167,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	467,797	434,167
Additional paid-in capital	72,744,226	71,984,083
Treasury stock	(16,000)	(16,000)
Common stock payable	135,000	135,000
Deficit accumulated during development stage	(68,574,474)	(77,873,554)
Deficit accumulated before entering development stage	(11,681,500)	(11,681,500)

Total stockholders' deficit	(6,923,451)	(17,016,304)

Total liabilities and stockholders' deficit	$13,973	$5,783

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statements of Operations (Unaudited)

					Period From
					May 18, 2004
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Net revenue	$-	$35,711	$-	$168,477	$542,249
					-
Operating expenses:					-
Employee compensation and benefits	36,789	258,737	71,707	276,294	31,489,286
Professional and consulting fees	679,562	544,518	986,514	625,335	17,215,283
Impairment of goodwill	-	-	-	-	13,371,776
Other selling, general and administrative expenses	-	47,102	162,848	150,534	2,349,169
					-
Total operating expenses	716,351	850,357	1,221,069	1,052,163	64,425,514
					-
Loss from operations	(716,351)	(814,646)	(1,221,069)	(883,686)	(63,883,265)

Other income (expense):
Derivative gain (loss)	(123,340)	589,693	10,580,355	(156,651)	4,557,407
Gain on legal settlement	-	-	-	-	36,764
Interest income	-	-	-	-	7,867
Gain (loss) on settlement of debt	-	(124,295)	-	(1,008,029)	1,582,872
Interest expense	(23,528)	(137,739)	(60,206)	(314,835)	(5,739,500)
Mandatory prepayment penalty	-	-	-	-	(420,000)
Other income/(expense)	-	-	-	-	(194,886)

Total other income (expense)	(146,868)	327,659	10,520,149	(1,479,515)	(169,476)

Net income (loss)	(863,219)	(486,987)	9,299,080	(2,363,201)	(64,052,741)

Deemed dividend	-	-	-	(34,103)	(1,140,760)

Net income (loss) attributable to common stockholders	$(863,219)	$(486,987)	$9,299,080	$(2,397,304)	$(65,193,501)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$0.02	$(0.01)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$0.02	$(0.01)

Weighted average number of shares outstanding - basic	442,685,225	335,461,585	440,432,559	267,016,937

Weighted average number of shares outstanding - diluted	442,685,225	335,461,585	459,652,702	267,016,937

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statement of Stockholders' Deficit (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Other Equity	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Items (1)	Deficit	Total
Balances as of Beginning of Development Stage — May 18, 2004	14,407,630	14,407	3,870,000	3,870	14,225,974	-	(11,681,500)	2,562,751
								-
Issued shares for compensation	27,945,000	27,945	-	-	25,423,555	(25,451,500)	-	-
Issued shares for services	4,910,000	4,910	-	-	4,850,090	(535,000)	-	4,320,000
Issued shares for acquisition of equipment	15,000,000	15,000	-	-	13,485,000	-	-	13,500,000
Stock option expense	-	-	-	-	626,100	(626,100)	-	-
Issued shares for cash	242,167	242	-	-	314,575	-	-	314,817
Cancelled shares per cancellation agreement	(160,000)	(160)	-	-	(71,840)	-	-	(72,000)
Issued shares to convert Series A perferred shares to common shares	3,000,324	3,001	(3,870,000)	(3,870)	3,377,974	-	(3,380,975)	(3,870)
Stock based compensation	-	-	-	-	-	8,311,012	-	8,311,012
Net reclassification of derivative liabilities	-	-	-	-	(3,347,077)	-	-	(3,347,077)
Net loss (from May 18, 2004 to December 31, 2004)	-	-	-	-	-	-	(15,236,339)	(15,236,339)

Balance at December 31, 2004	65,345,121	65,345	-	-	58,884,351	(18,301,588)	(30,298,814)	10,349,294

Cancelled shares returned from employee	(1,120,000)	(1,120)	-	-	(1,307,855)	-	-	(1,308,975)
Issued shares for compensation	140,000	140	-	-	41,860	-	-	42,000
Issued shares for services	850,000	850	-	-	155,150	-	-	156,000
Amortize deferred compensation expense	-	-	-	-	-	13,222,517	-	13,222,517
Net loss	-	-	-	-	-	-	(27,134,865)	(27,134,865)

Balance at December 31, 2005	65,215,121	65,215	-	-	57,773,506	(5,079,071)	(57,433,679)	(4,674,029)

Issued shares for services	2,449,990	2,449	-	-	311,865	-	-	314,314
Issued shares for cash	2,452,746	2,452	-	-	222,548	-	-	225,000
Issued shares for compensation	1,253,098	1,254	-	-	176,763	-	-	178,017
Adoption of FAS 123R	-	-	-	-	(475,324)	475,324	-	-
Amortize deferred compensation expense	-	-	-	-	-	4,603,747	-	4,603,747
Net loss	-	-	-	-	-	-	(6,415,969)	(6,415,969)

Balance at December 31, 2006	71,370,955	71,370	-	-	58,009,358	-	(63,849,648)	(5,768,920)

Issued shares for services	1,810,000	1,810	-	-	282,390	-	-	284,200
Issued shares for conversion of debt	22,265,224	22,264	-	-	606,412	-	-	628,676
Issued shares for warrants exercised	5,270,832	5,272	-	-	336,396	-	-	341,668
Issued shares for cash	7,630,625	7,632	-	-	992,818	-	-	1,000,450
Placement agent fees	-	-	-	-	(58,500)	-	-	(58,500)
Stock received	-	-	-	-	100	-	-	100
Unreturned shares	5,000	5	-	-	4,495	-	-	4,500
Deemed dividend	-	-	-	-	17,635	-	(17,635)	-
Net loss	-	-	-	-	-	-	(5,216,288)	(5,216,288)

Balance at December 31, 2007	108,352,636	108,353	-	-	60,191,104	-	(69,083,571)	(8,784,114)

Common stock issued for services	7,482,910	7,483	-	-	584,858	-	-	592,341
Common stock issued for cash	7,492,875	7,493	-	-	639,911	-	-	647,404
Common stock issued for conversion of debt	22,172,536	22,173	-	-	1,568,626	-	-	1,590,799
Common stock issued for lawsuit settlement	325,000	325	-	-	30,550	-	-	30,875
Issued shares for payables	2,133,333	2,133	-	-	186,867	-	-	189,000
Common stock held in escrow	2,000,000	2,000	-	-	18,000	(20,000)	-	-
Preferred stock issued for services	-	-	1,500,000	1,500	357,000	-	-	358,500
Deemed dividends	-	-	-	-	12,071	-	(12,071)	-
Loss on related party debt conversion	-	-	-	-	(89,049)	-	-	(89,049)
Common stock payable	-	-	-	-	-	123,286	-	123,286
Net loss	-	-	-	-	-	-	(136,784)	(136,784)

Balance at December 31, 2008	149,959,290	149,960	1,500,000	1,500	63,499,938	103,286	(69,232,426)	(5,477,742)

Common stock issued for conversion of debt	150,701,039	150,701	-	-	2,154,621	(82,944)	-	2,222,378
Common stock payable	-	-	-	-	-	116,000	-	116,000
Common stock issed upon exercise of warrants	11,789,509	11,790	-	-	267,042	-	-	278,832
Common stock issued for services	112,201,562	112,201	-	-	4,403,503	(14,286)	-	4,501,418
Common stock issued for cash	11,515,600	11,516	-	-	73,640	-	-	85,156
Return of common stock held in escrow	(800,000)	(800)	-	-	800	-	-	-
Deemed dividends			-	-	1,111,054	-	(1,111,054)	-
Release of common stock held in escrow			-	-	20,000	4,000	-	24,000
Common stock rescinded for debt	(1,200,000)	(1,200)	-	-		(7,056)	-	(8,256)
Common stock contributed for debt payment	-	-	-	-	276,558	-	-	276,558
Options issued for services	-	-	-	-	176,927	-	-	176,927
Net loss	-	-	-	-		-	(19,211,574)	(19,211,574)

Balance at December 31, 2009	434,167,000	434,167	1,500,000	1,500	71,984,083	119,000	(89,555,054)	(17,016,304)

Common stock issued upon exercise of warrants	36,799,358	36,799	-	-	197,735	-	-	234,534
Common stock issued for services	9,133,204	9,133	-	-	410,106	-	-	419,239
Vesting of common stock issued for services	-	-	-	-	140,000	-	-	140,000
Common stock rescinded or canceled	(12,302,249)	(12,302)	-	-	12,302	-	-	-
Net income	-	-	-	-	-	-	9,299,080	9,299,080

Balance at June 30, 2010	467,797,313	$467,797	$1,500,000	$1,500	$72,744,226	$119,000	$(80,255,974)	$(6,923,451)

(1) A more detailed description of the items comprising "Other Equity Items" is set forth herein following this Statement of Stockholders' Deficit.

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statements of Stockholders Deficit — Other Equity Items (Unaudited)

	Deferred Compensation Expense	Treasury Stock	Stock Held in Escrow	Common Stock Payable	Total

Balances as of beginning of development stage May 18, 2004	-	-	-	-	-

Issued shares for compensation	(25,451,500)	-	-	-	(25,451,500)
Issued shares for services	(535,000)	-	-	-	(535,000)
Stock option expense	(626,100)	-	-	-	(626,100)
Stock based compensation	8,311,012	-	-	-	8,311,012

Balance at December 31, 2004	(18,301,588)	-	-	-	(18,301,588)

Amortize deferred compensation expense	13,222,517	-	-	-	13,222,517

Balance at December 31, 2005	(5,079,071)	-	-	-	(5,079,071)

Adoption of FAS 123R	475,324	-	-	-	475,324
Amortize deferred compensation expense	4,603,747	-	-	-	4,603,747

Balance at December 31, 2006	-	-	-	-	-

Balance at December 31, 2007	-	-	-	-	-

Stock held in escrow	-	-	(20,000)	-	(20,000)
Common stock payable	-	-	-	123,286	123,286

Balance at December 31, 2008	-	-	(20,000)	123,286	103,286

Common stock issued for conversion of debt	-	7,056	-	(90,000)	(82,944)
Common stock payable	-	-	-	116,000	116,000
Common stock issued for services	-	-	-	(14,286)	(14,286)
Return of common stock held in escrow	-	(16,000)	16,000	-	-
Release of common stock held in escrow	-	-	4,000	-	4,000
Common stock rescinded for debt	-	(7,056)	-	-	(7,056)

Balance at December 31, 2009	-	(16,000)	-	135,000	119,000

Balance at June 30, 2010	$-	$(16,000)	$-	$135,000	$119,000

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statements of Cash Flows

			Period From
			May 18, 2004
	For the Six Months Ended		Through
	June 30,		June 30,
	2010	2009	2010
			(unaudited)

Cash flows from operating activities

Net income (loss)	$9,299,080	$(2,363,201)	$(64,052,741)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on conversion of financial instruments	-	1,008,029	(1,579,670)
Impairment of goodwill	-	-	13,371,776
Impairment of intangible assets	-	-	179,788
Loss on previously capitalized lease	-	-	34,243
Amortization of debt discounts and deferred finance costs	21,747	209,104	4,005,561
Change in derivative liability, net of bifurcation	(10,580,355)	156,651	(3,403,506)
Stock issued for compensation and services	461,032	603,761	38,626,049
Debt issued for compensation and services	-	-	1,028,927
Stock issued for settlement of lawsuit	-	-	30,875
Depreciation expense	683	10,211	108,265
Release of stock held in escrow	-	-	24,000
Other non-cash items	-	-	(34,933)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(18,939)	186,084
Deposits and other assets	(6,332)	(149)	17,265
Accounts payable and other liabilities	572,152	338,348	3,952,826

Net cash used in operating activities	(231,993)	(56,185)	(7,505,191)

Cash flows from investing activities

Increase in property and equipment	-	(52,500)	(142,508)
Increase in other assets	-	-	(179,786)

Net cash used in investing activities	-	(52,500)	(322,294)

Cash flows from financing activities

Proceeds from sale of common stock	-	35,000	2,349,327
Borrowings on notes payable – related party	-	8,256	95,376
Borrowings on notes payable	-	20,000	3,838,430
Principal payments on notes payable – related party	-	-	(47,300)
Principal payments on notes payable	-	-	(122,478)
Proceeds from exercise of warrants	234,534	-	513,366
Stock rescinded for debt	-	(8,256)	-
Proceeds from issuance of convertible debt, warrants, and rights net of issuance cost	-	64,666	1,200,709

Net cash provided by financing activities	234,534	119,666	7,827,430

Net increase (decrease) in cash and equivalents	2,541	10,981	(55)
Cash and equivalents, beginning of period	-	8,331	10,927

Cash and equivalents, end of period	$2,541	$19,312	$10,872

Supplemental disclosure of cash flow information

Cash paid for interest	-	-	59,840
Cash paid for income taxes	-	-	-

Schedule of non-cash financing activities

Stock for conversion of debt – related party	-	661,101	2,227,759
Stock for subscriptions receivable	-	170,000	-
Warrants exercised for subscriptions receivable	-	4,166	-
Stock issued for common stock payable	-	22,286	-
Exchange of debt – related party	-	-	214,075
Exchange of convertible notes for stock	-	-	2,525,070
Stock issued for settlement of payables	98,207	-	876,881
Deemed dividend	-	34,103	1,140,760
Exchange of convertible preferred stock for common stock	-	-	3,380,975
Preferred stock issued for payables	-	-	358,500
Stock held in escrow	-	20,000	20,000
Stock contributed for debt payment	-	244,417	276,558
Return of stock held in escrow	-	16,000	16,800
Cashless exercise of warrants	32,374	-	32,507
Stock rescinded for debt	-	-	8,256
Stock rescinded or canceled	12,302	-	12,302

The accompanying notes are an integral part of these  financial statements

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
June 30, 2010

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

The Company has developed a portfolio of products including BC-SeraPro™, a proteomic blood serum test for the early detection of breast cancer, and NuroPro®, a serum test for the detection of neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases.  These products are designed to analyze proteins and their mutations to assess an individual’s risk for developing disease later in life or a patient’s likelihood of responding to a particular drug, assess a patient’s risk of disease progression and disease recurrence, and measure a patient’s exposure to drug therapy to ensure optimal dosing and reduced drug toxicity. Future products and services are expected to originate from the Company’s internal research and development programs, collaborative efforts and alliances with third parties, and acquisitions of complementary technologies and businesses.  The Company intends to continue entering into collaboration and licensing agreements with biotechnology companies, academic and research institutions, and other organizations that have the ability to market and sell the Company’s products in return for licensing fees, royalties and milestone payments.

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

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
June 30, 2010

The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three- and six- month periods ended June 30, 2010 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

As of June 30, 2010, the Company’s significant accounting policies and estimates, and applicable recent accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, have not changed materially.

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
June 30, 2010

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

A total of 40,438,732 shares of common stock underlying warrants that were outstanding on June 30, 2010 have been excluded from the computation of diluted earnings per share for the six-month period ended June 30, 2010 because the exercise price was greater than the average market price of the Company’s common stock during this period.  A total of 54,085,347 shares of common stock underlying warrants that were outstanding on June 30, 2010 have been included in the computation of diluted earnings per share for the six-month period ended June 30, 2010 because the exercise price was less than the average market price of the Company’s common stock during the six-month period ended June 30, 2010.  Application of the treasury stock method resulted in dilution of 19,220,148 shares of common stock for the three- and six-month periods ended June 30, 2010, but had no effect on net income per share.

All of the 122,827,446 shares of common stock underlying warrants that were outstanding on June 30, 2009, have been excluded from the computation of diluted earnings per share for the three- and six-month periods ended June 30, 2009 because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for the three- and six- month periods ended June 30, 2009.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
June 30, 2010

Note 4.  Property and Equipment

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009:

Asset	June 30, 2010	December 31, 2009

Computers and Related Devices	$15,884	$15,884
Less: Accumulated Depreciation	(15,884)	(15,201)
Total	-0-	683

Lab Equipment	92,380	92,380
Less: Accumulated Depreciation	(92,380)	(92,380)
Total	-0-	-0-

Total Property and Equipment, Net	$-0-	$683

Note 5.  Other Current Liabilities

Other current liabilities consisted of the following at June 30, 2010 and December 31, 2009:

Liability	June 30, 2010	December 31, 2009
Accrued interest and interest payable	$362,689	$312,252
Accrued payroll taxes	17,416	21,464
Accrued compensation and salaries payable	373,585	258,364
Other accrued expenses and liabilities	5,712	1,811
Total	$759,402	$593,891

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
June 30, 2010

Note 6.  Derivative Liabilities

The Company’s derivative liabilities were $3,876,069 and $14,456,424 at June 30, 2010 and December 31, 2009, respectively. The Company recognized a loss of $123,340 and a gain of $10,580,355 for derivative liabilities for the three- and six- month periods ended June 30, 2010, respectively, compared to a gain of $589,693 and a loss of $156,651 for derivative liabilities for the three- and six- month periods ended June 30, 2009, respectively.  The derivative gain recognized during the six-month period ended June 30, 2010 was due primarily to a decrease of the Company’s stock price during 2010.

The components of derivative financial instruments on the Company’s balance sheet at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009

Common stock warrants	$2,355,541	$10,267,167
Embedded conversion features – convertible promissory notes and debentures	1,520,528	4,189,257
Total	$3,876,069	$14,456,424

During the three months ended June 30, 2010, the Company changed the method by which it valued the conversion features in its convertible notes by switching from the binomial lattice valuation model to the Black-Scholes pricing model. As a result, the conversion features in the Company’s convertible notes were valued under the binomial lattice valuation model at December 31, 2009, and were valued under the Black-Scholes pricing model at June 30, 2010. This change has been deemed by the Company to be a change in accounting estimate.

Note 7.  Commitments and Contingencies

Litigation

In September 2008, the Company entered into an Arbitration Agreement with Steven Rash in connection with his agreement to resign as the Company’s Chief Executive Officer.  The parties agreed to arbitrate claims for wages and other compensation due, breach of contracts or covenants, and benefits.  The Company agreed to arbitrate Mr. Rash’s claims for wages of $36,031 and its claims for embezzlement, fraud and breach of contract by Mr. Rash.  As of June 30, 2010, arbitration had not been initiated by either party.

In March 2009, McLennon Law Corporation filed a law suit against the Company in the Superior Court of the State of California in and for the County of San Francisco for breach of contract for approximately $117,000 of accrued but unpaid attorney fees.  As of June 30, 2010, the case was pending.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
June 30, 2010

Note 7.  Commitments and Contingencies (Continued)

In September 2009, one of the Company’s former employees attempted to convert a $30,000 convertible promissory note plus interest into shares of the Company’s common stock.  The Company is disputing the amount, if any, that is due to the former employee under the note.  As of June 30, 2010, the note had not been converted.  In December 2009, the former employee filed a law suit against the Company seeking damages and specific performance.  As of June 30, 2010, the Company had engaged counsel and was preparing a response to the complaint.

In February 2010, Transgenomic, Inc. (“Transgenomic”) filed a lawsuit against the Company in the United States District Court for the District of Nebraska.  The lawsuit contained claims for fraud, breach of contract, libel and slander, and sought a declaration of rights under the Collaboration and Exclusive License Agreement, dated January 23, 2009, between the parties.  In April 2010, the Company filed a partial motion to dismiss Transgenomic’s fraud claim.  In June 2010, the Company filed a lawsuit against Transgenomic in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for trade secret misappropriation, breach of contract, misappropriation, conversion, unjust enrichment, quantum meruit and promissory estoppel as well as a request for injunctive relief.  As of June 30, 2010, both cases were pending.

In March 2010, Rockmore Investment Master Fund LTD (“Rockmore”) filed a lawsuit against the Company in the Supreme Court for the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to a convertible debenture and common stock warrant previously issued by the Company to Rockmore.  As of June 30, 2010, the Company had engaged counsel and was preparing a response to the complaint.

In April 2010, the Company filed a lawsuit against Richard Kraniak and Roger Kazanowski (“Kraniak and Kazanowski”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contained claims for violations of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  In May 2010, Kraniak and Kazanowski filed a motion to dismiss the lawsuit.  In June 2010, the Company filed a response to Kraniak and Kazanowski’s motion to dismiss as well as a first amended complaint against Kraniak and Kazanowski.  As of June 30, 2010, the case was pending.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
June 30, 2010

Note 7.  Commitments and Contingencies (Continued)

In April 2010, Neogenomics, Inc. (“Neogenomics”) filed a lawsuit and motion for summary judgment against the Company in the Supreme Court of the State of New York.  The lawsuit contained claims of breach of contract and specific performance related to a convertible debenture previously issued by the Company to Neogenomics.  In May 2010, the Company filed a response to the motion for summary judgment.  As of June 30, 2010, the case was pending.

In April 2010, Lucas Associates, Inc. filed a lawsuit against the Company in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for breach of contract, quantum meruit and fraud related to allegations that the Company failed to pay them a finder’s fee in connection with the hiring of John Ginzler as the Company’s Chief Financial Officer in 2009.  In June 2010, the Company filed a general denial to the claims alleged in the complaint.  As of June 30, 2010, the case was pending.

In April 2010, John Ginzler filed a lawsuit against the Company in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for breach of contract related to an employment agreement entered into between him and the Company.  In June 2010, the Company filed a general denial to the claims alleged in the complaint.  As of June 30, 2010, the case was pending.

In May 2010, the Company filed a lawsuit against Able Income Fund LLC (“Able Income Fund”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contained claims for violations of the Securities Act and the Exchange Act.  As of June 30, 2010, the case was pending.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
June 30, 2010

Note 7.  Commitments and Contingencies (Continued)

Employment and Consulting Agreements

On June 1, 2009, the Company entered into an Amended and Restated Consulting Agreement with Bronco Technology, Inc.  Under the terms of the agreement, Ms. Park agreed to continue to serve as the Company’s Interim Chief Executive Officer until May 31, 2011.   In consideration for Ms. Park’s services, the Company agreed to pay Bronco Technology, Inc. $8,334 per month, subject to annual review by the Company’s board of directors or compensation committee of the board of directors, if any.  The Company also agreed to pay Bronco Technology a cash commission payment of an amount equal to one percent (1.0%), but not to exceed $5,000 per month, of the royalties received by the Company from the sale of certain of its products through license agreements signed during the term of the agreement.

Effective May 17, 2009, the Company entered into an Amended and Restated Employment Agreement with Dr. Ira L. Goldknopf to continue serving as the Company’s President and Chief Scientific Officer.  The agreement is for a three-year term.  The Company agreed to pay Dr. Goldknopf an annual base salary of $100,000 through May 31, 2009, and an annual base salary of $125,000 for the remainder of the term, subject to annual review by the Company’s board of directors or compensation committee of the board of directors, if any.  The Company also agreed to pay Mr. Goldknopf a cash bonus of $1,000 for each publication authored or co-authored by Dr. Goldknopf and published in a scientific or professional journal that provides value to the Company.

Note 8.  Common Stock and Preferred Stock

The Company’s authorized capital consisted of 600,000,000 shares of common stock, $0.001 par value per share, at June 30, 2010 and December 31, 2009, respectively, and 50,000,000 shares of preferred stock, $0.001 par value per share, at June 30, 2010 and December 31, 2009, respectively.  There were 467,797,313 and 434,167,000 shares of common stock outstanding at June 30, 2010 and December 31, 2009, respectively, and 1,500,000 shares of preferred stock outstanding at June 30, 2010 and December 31, 2009, respectively.

In January 2010, the Company issued 409,906 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the consultant agreed to receive the shares for total consideration of $65,175, all of which was recognized as expense during the six months ended June 30, 2010.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
June 30, 2010

Note 8.  Common Stock and Preferred Stock (Continued)

In January and February 2010, the Company issued a total of 4,425,166 shares of common stock to accredited investors upon the exercise of outstanding warrants for aggregate gross proceeds of $234,534.

In March 2010, the Company issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the consultant agreed to receive the shares for total consideration of $23,750, all of which was recognized as expense during the six months ended June 30, 2010.

In March 2010, the Company issued 197,490 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the consultant agreed to receive the shares for total consideration of $9,282, all of which was recognized as expense during the six months ended June 30, 2010.

In April 2010, the Company issued 400,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the consultant agreed to receive the shares for total consideration of $16,000, all of which was recognized as expense during the three months ended June 30, 2010.

In May 2010, the Company issued a total of 32,374,192 shares of common stock to accredited investors upon the exercise of outstanding warrants.  The warrants were exercised in accordance with cashless exercise provisions contained in the warrants.  As a result, the Company received no proceeds from the exercise of the warrants.

In May 2010, the Company issued 7,625,808 shares of common stock to consultants for consulting services. The shares were valued at the closing price of the Company’s common stock on the date the consultants agreed to receive the shares for total consideration of $305,032, all of which was recognized as expense during the three months ended June 30, 2010.

During the six months ended June 30, 2010, the Company rescinded and canceled a total of 12,302,249 shares of common stock that had been issued under restricted stock awards that had terminated in accordance with the terms of the awards.

Note 9.  Stock Options and Warrants

The Company did not issue any stock options or warrants during the three- and six- month periods ended June 30, 2010, and no stock options were outstanding at June 30, 2010 and December 31, 2009.  Warrants exercisable into a total of 94,524,079 and 131,323,437 shares of the Company’s common stock were outstanding on June 30, 2010 and December 31, 2009, respectively.  The weighted average exercise price of the warrants outstanding on June 30, 2010 and December 31, 2009 was $0.05.  The Company estimates the fair value of its warrants on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of ASC 718.  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the warrants issued: a dividend yield of zero percent, an expected volatility of 241%, a risk-free interest rate of 1.14% and a remaining contractual life of 3.5 years.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
June 30, 2010

 Note 9.  Stock Options and Warrants (Continued)

During the six months ended June 30, 2010, the Company issued a total of 36,799,358 common stock to warrant holders upon the exercise of outstanding warrants for total cash proceeds of $234,534.  The average exercise price of the warrants exercised was $0.005 per share.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
June 30, 2010

Note 10.  Promissory Notes and Debentures

The carrying values of the Company’s notes payable, net of unamortized discounts, amounted to $466,000 at June 30, 2010 and December 31, 2009, respectively, as follows.

	June 30, 2010	December 31, 2009

Notes Payable – in Default	$451,000	$451,000

Notes Payable – Related Party	15,000	15,000

Total Notes Payable, Net of Discount	$466,000	$466,000

The carrying values of the Company’s convertible debentures, net of unamortized discounts, amounted to $431,381 and $409,634 at June 30, 2010 and December 31, 2009, respectively, as follows.

	June 30, 2010	December 31, 2009

Convertible Debentures	$50,000	$50,000
Less: Unamortized Discount	-0-	(21,621)
Total	50,000	28,379

Convertible Debentures – in Default	351,255	351,255

Convertible Debentures – Related Party	30,000	30,000

Total Convertible Debentures, Net of Unamortized Discount	$431,255	$409,634

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
June 30, 2010

Note 11.  Acquisition of StemTroniX

In May 2010, the Company elected to terminate the Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Power3 Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, and StemTroniX, Inc., a Texas corporation.  The Company did not incur any penalties in connection with its decision to terminate the Merger Agreement.

Note 12.  Subsequent Events

Other than as set forth below, there have been no additional significant subsequent events through the date these financial statements were issued.

In July 2010, the Company filed a non-suit to dismiss the case that we filed against Transgenomic in Texas without prejudice.  The Company intends to re-file the claims against Transgenomic in the United States District Court for the District of Nebraska as counterclaims accompanying its response to the claims filed by Transgenomic.

In July 2010, Kraniak and Kazanowski filed counterclaims against the Company in the United States District Court for the Southern District of Texas, Houston Division.  The counterclaims contained claims for breach of contract, misrepresentation, civil conspiracy and defamation.  The Company filed an answer to the counterclaims denying each of the alleged claims.

In July 2010, Able Income Fund filed a lawsuit against the Company in the Supreme Court of the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to two convertible debentures previously issued by the Company to Able Income Fund.  The Company has engaged counsel and is currently preparing a response to the complaint.

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

Strategy

We are currently developing proteomic and related biomarker tests that will assist providers and payers in determining the most appropriate therapeutic intervention for a particular patient. These tests are developed based on our know-how and expertise, in partnership with thought leaders and leading healthcare institutions, and intellectual property that we have developed on our own, licensed from others, or acquired from other parties. Our tests are available to patients by physician’s prescription to providers located primarily in the United States and may be performed in our CLIA-certified laboratory or partnered with other test providers.

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

Comparison of the Three-Month Periods Ended June 30, 2010 and 2009

Net Revenue

Net revenue consists primarily of licensing fees, royalties and milestone payments that we receive from our licensing partners.  We generated revenue of $35,711 for the three months ended June 30, 2009.  We did not generate any revenue for the three months ended June 30, 2010.  The decrease in revenue resulted primarily from our decision to terminate the Collaboration and Exclusive License Agreement with Transgenomic, Inc. in January 2010.  We expect licensing fees, royalties and milestone payments generated from our BC-SeraPro™ and NuroPro® diagnostic products to increase during 2010 as we complete Phase II clinical studies on these products.  As a result, we expect revenue to increase as we enter into additional collaboration and licensing agreements with other bio-technology companies, academic and research institutions and governmental agencies.

Operating Expenses

Operating expenses consist primarily of employee compensation and benefits, professional and consulting fees, and other selling, general and administrative expenses.

Employee Compensation and Benefits.  Employee compensation and benefits consists of all salaries and other cash compensation, equity-based compensation, employee benefits and the related payroll taxes.  Employee compensation expense decreased $221,948 to $36,789 for the three months ended June 30, 2010 from $258,737 for the three months ended June 30, 2009.  The decrease of $221,948 was due primarily to a decrease of $219,754 for salary and equity-based compensation expenses associated with a decrease in the number of individuals who we employed during the three months ended June 30, 2010.  We expect employee compensation expense to increase over the next 12 months as we continue to retain additional executive management personnel, lab technicians and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, laboratory and technology consultants and other professionals and consultants.  Professional fees increased $135,044 to $679,562 for the three months ended June 30, 2010 from $544,518 for the three months ended June 30, 2009.  The increase of $135,044 was due primarily to an increase of $110,618 for legal fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting, laboratory and technology fees in connection with the general expansion of our business and operations.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses consist of selling and marketing expenses, lab services and supplies, clinical validation studies, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses.  Other general and administrative expenses decreased $47,102 to $-0- for the three months ended June 30, 2010 from $47,102 for the three months ended June 30, 2009.  The decrease of $47,102 resulted primarily from a decrease of $28,575 for support fees and decreases in other miscellaneous selling, general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for clinical validation studies, lab supplies, selling and marketing expenses, rent, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have.  Interest and amortization expense decreased $114,211 to $23,528 for the three months ended June 30, 2010 from $137,739 for the three months ended June 30, 2009.  The decrease of $114,211 was due primarily to the retirement during 2009 of many of the debt obligations that were outstanding during the three months ended June 30, 2009.  We expect interest expense to decrease over the next 12 months as we continue to retire our remaining debt obligations.

Derivative Gain / Loss

Derivative gain / loss consists of the non-operating, non-cash income or expense resulting from changes in the fair value of the derivative instruments contained in the convertible promissory notes and associated stock warrants that were outstanding at June 30, 2010 and 2009, respectively.  During the three months ended June 30, 2010, we changed the method by which we valued the conversion features in our convertible notes by switching from the binomial lattice valuation model to the Black-Scholes pricing model.  We recognized a derivative loss of $123,340 for the three months ended June 30, 2010 compared to a derivative gain of $589,693 for the three months ended June 30, 2009.  The difference of $713,033 was due primarily to a larger decrease in the trading price of our common stock between April 1, 2009 and June 30, 2009 than the decrease in the trading price of our common stock between April 1, 2010 and June 30, 2010.  While future derivative gain / loss is largely dependent upon the trading price of our common stock, we expect future derivative gains and losses to be smaller in amount as our convertible promissory notes are retired or converted into shares of common stock, and as the associated stock warrants are exercised or expire by their terms.

Gain / Loss on Settlement of Debt

Gain / loss on settlement of debt consists of the gains and losses that we have recognized in connection with the retirement of outstanding debt and payment of outstanding invoices and results when we issue shares of common stock having an aggregate value less than (in the case of gains) or greater than (in the case of losses) the outstanding principal amount of the note and accrued interest or the applicable invoice.  We recognized a loss on the settlement of debt of $124,295 for the three months ended June 30, 2009.  We did not recognize any gain or loss on the settlement of debt for the three months ended June 30, 2010.  The difference of $124,295 was due primarily to our decision to pay off a significant amount of our outstanding debt obligations and accrued interest, and numerous outstanding invoices, during 2009 by issuing shares of our common stock having an aggregate value that was greater than the outstanding principal amount of the applicable note and accrued interest or the applicable invoice.  While we may continue to incur losses on the settlement of debt in the future as we continue to pay off outstanding debt and invoices with shares of our common stock, we expect any such losses to decrease as the amount of outstanding debt continues to decrease.

Net Income / Loss

We generated a net loss of $863,219 for the three months ended June 30, 2010 compared to a net loss of $486,987 for the three months ended June 30, 2009.  The increase of $376,232 was due primarily to a difference of $713,033 for derivative loss recognized during 2010 compared to 2009, and an increase of $135,044 for professional fees  This was partially offset by a decrease of $221,948 for employee compensation and benefits, a difference of $124,295 resulting from losses from the extinguishment of debt recognized during 2009, and $114,211 for interest expense.  We expect to generate net losses during the remainder of 2010 as we continue to build our business.  However, we expect these losses to decrease in the future as we generate additional revenue through collaboration and licensing partners and as we continue to retire our outstanding debt obligations.

Comparison of the Six-Month Periods Ended June 30, 2010 and 2009

Net Revenue

We generated revenue of $168,477 for the six months ended June 30, 2009.  We did not generate any revenue for the six months ended June 30, 2010.  The decrease in revenue resulted primarily from our decision to terminate the Collaboration and Exclusive License Agreement with Transgenomic, Inc. in January 2010.

Operating Expenses

Operating expenses consist primarily of employee compensation and benefits, professional and consulting fees, and other selling, general and administrative expenses.

Employee Compensation and Benefits.  Employee compensation expense decreased $204,587 to $71,707 for the six months ended June 30, 2010 from $276,294 for the six months ended June 30, 2009.  The decrease of $204,587 was due primarily to a decrease of approximately $200,000 for salary and equity-based compensation expenses associated with a decrease in the number of individuals who we employed during the six months ended June 30, 2010.

Professional Fees.  Professional fees increased $361,179 to $986,514 for the six months ended June 30, 2010 from $625,335 for the six months ended June 30, 2009.  The increase of $361,179 was due primarily to an increase of $559,239 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, partially offset by decreases in other miscellaneous professional fees.

Other Selling, General and Administrative Expenses.  Other general and administrative expenses increased $12,314 to $162,848 for the six months ended June 30, 2010 from $150,534 for the six months ended June 30, 2009.  The increase of $12,314 resulted primarily from an increase of $15,351 for lab services, partially offset by a decrease in other miscellaneous selling, general and administrative expenses.

Interest Expense

Interest and amortization expense decreased $254,629 to $60,206 for the six months ended June 30, 2010 from $314,835 for the six months ended June 30, 2009.  The decrease of $254,629 was due primarily to the retirement during 2009 of many of the debt obligations that were outstanding during the six months ended June 30, 2009.

Derivative Gain / Loss

We recognized a derivative gain of $10,580,355 for the six months ended June 30, 2010 compared to a derivative loss of $156,651 for the six months ended June 30, 2009.  The difference of $10,737,006 was due primarily to the decrease in the trading price of our common stock between January 1, 2010 and June 30, 2010 compared to the increase in the trading price of our common stock between January 1, 2009 and June 30, 2009.

Gain / Loss on Settlement of Debt

We recognized a loss on the settlement of debt of $1,008,029 for the six months ended June 30, 2009.  We did not recognize any gain or loss on the settlement of debt for the six months ended June 30, 2010.  The difference of $1,008,029 was due primarily to our decision to pay off a significant amount of our outstanding debt obligations and accrued interest, and numerous outstanding invoices, during 2009 by issuing shares of our common stock having an aggregate value that was greater than the outstanding principal amount of the applicable note and accrued interest or the applicable invoice.

Net Income / Loss

We generated net income of $9,299,080 for the six months ended June 30, 2010 compared to a net loss of $2,397,304 for the six months ended June 30, 2009.  The difference of $11,696,384 was due primarily to a difference of $10,737,006 resulting from the derivative gain recognized during 2010 compared to the derivative loss recognized during 2009, a difference of $1,008,029 resulting from losses from the extinguishment of debt recognized during 2009, and decreases of $254,629 for interest expense and $204,587 for employee compensation and benefits.  This was partially offset by a decrease of $168,477 for net revenue.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $231,993 for the six months ended June 30, 2010 compared to $56,185 for the six months ended June 30, 2009.  The $175,808 increase in cash used by operating activities was due primarily to a difference of $10,737,006 for changes in the amount of our derivative liability, and decreases of $1,008,029 for loss on settlement of debt, $142,729 for stock issued for compensation and services, and $187,357 for amortization of debt discounts and deferred finance costs.  This was partially offset by a difference of $11,696,384 between the net income generated in 2010 and the net loss incurred during 2009 and an increase of $233,804 in accounts payable and other liabilities.

Net cash used by investing activities was $52,500 for the six months ended June 30, 2009.  We did not have any cash flows from investing activities during the six months ended June 30, 2010.  The $52,500 difference was due to purchases of property and equipment during 2009.

Net cash provided by financing activities was $234,534 for the six months ended June 30, 2010 compared to $119,666 for the six months ended June 30, 2009.  The $114,868 increase in cash provided by financing activities was due primarily to an increase of $234,534 for proceeds from the exercise of warrants, partially offset by decreases of $64,666 for proceeds from the issuance of convertible debt, $35,000 for proceeds from the sale of common stock and $20,000 for proceeds from the issuance of debt.

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

During the period beginning January 1, 2009 and ending June 30, 2010, we issued a total of 56,214,675 shares of common stock to warrant holders upon the exercise of outstanding warrants at exercise prices ranging between $0.001 and $0.25 per share for total cash proceeds of $513,366.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

As of June 30, 2010, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

In September 2008, we entered into an Arbitration Agreement with Steven Rash in connection with his agreement to resign as the Company’s Chief Executive Officer.  The parties agreed to arbitrate claims for wages and other compensation due, breach of contracts or covenants, and benefits.  We agreed to arbitrate Mr. Rash’s claims for wages of $36,031 and our claims for embezzlement, fraud and breach of contract by Mr. Rash.  Arbitration had not been initiated by either party.

In March 2009, McLennon Law Corporation (“McLennon”) filed a law suit against us in the Superior Court of the State of California in and for the County of San Francisco for breach of contract for approximately $117,000 of accrued but unpaid attorney fees plus interest.  In July 2010, a judgment was entered against us for the full amount of unpaid attorney fees and interest and the law suit was terminated.

In September 2009, one of our former employees attempted to convert a $30,000 convertible promissory note plus interest into shares of our common stock.  We are disputing the amount, if any, that is due to the former employee under the note.  As of June 30, 2010, the note had not been converted.  In December 2009, the former employee filed a law suit against us in the District Court of Montgomery County, Texas, 9th Judicial District seeking damages and specific performance.  We have engaged counsel and are preparing a response to the complaint.

In February 2010, Transgenomic, Inc. (“Transgenomic”) filed a lawsuit against us in the United States District Court for the District of Nebraska.  The lawsuit contains claims for fraud, breach of contract, libel and slander, and seeks a declaration of rights under the Collaboration and Exclusive License Agreement, dated January 23, 2009, between the parties.  In April 2010, we filed a partial motion to dismiss Transgenomic’s fraud claim.  In June 2010, we filed a lawsuit against Transgenomic in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contains claims for trade secret misappropriation, breach of contract, misappropriation, conversion, unjust enrichment, quantum meruit and promissory estoppel as well as a request for injunctive relief.  In July 2010, we filed a non-suit to dismiss the case without prejudice.  We intend to re-file the claims against Transgenomic in the United States District Court for the District of Nebraska as counterclaims accompanying our response to the claims filed by Transgenomic.

In March 2010, Rockmore Investment Master Fund LTD (“Rockmore”) filed a lawsuit against us in the Supreme Court for the State of New York.  The lawsuit contains claims for breach of contract and specific performance related to a convertible debenture and common stock warrant that we previously issued to Rockmore.  We have engaged counsel and are preparing a response to the complaint.

In April 2010, we filed a lawsuit against Richard Kraniak and Roger Kazanowski (“Kraniak and Kaznowski”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contains claims for violations of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  In May 2010, Kraniak and Kazanowski filed a motion to dismiss the lawsuit.  In June 2010, we filed a response to Kraniak and Kazanowski’s motion to dismiss as well as a first amended complaint against Kraniak and Kazanowski.  In July 2010, Kraniak and Kazanowski filed counterclaims against the Company in the United States District Court for the Southern District of Texas, Houston Division.  The counterclaims contain claims for breach of contract, misrepresentation, civil conspiracy and defamation.  We filed an answer to the counterclaims denying each of the alleged claims.

In April 2010, Neogenomics, Inc. (“Neogenomics”) filed a lawsuit and motion for summary judgment against us in the Supreme Court of the State of New York.  The lawsuit contains claims for breach of contract and specific performance related to a convertible debenture that we previously issued to Neogenomics.  In May 2010, we filed a response to Neogenomic’s motion for summary judgment.

In April 2010, Lucas Associates, Inc. filed a lawsuit against us in the District Court of Montgomery County, Texas.  The lawsuit contains claims for breach of contract, quantum meruit and fraud related to allegations that we failed to pay them a finder’s fee in connection with the hiring of John Ginzler as the Company’s Chief Financial Officer in 2009.  In June 2010, we filed a general denial to the claims alleged in the complaint.

In April 2010, John Ginzler filed a lawsuit against us in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contains claims for breach of contract related to an employment agreement entered into between him and the Company.  In June 2010, the Company filed a general denial to the claims alleged in the complaint.

In May 2010, we filed a lawsuit against Able Income Fund LLC (“Able Income Fund”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contains claims for violations of the Securities Act and the Exchange Act.  In July 2010, Able Income Fund filed a lawsuit against us in the Supreme Court of the State of New York.  The lawsuit contains claims for breach of contract and specific performance related to two convertible debentures and common stock warrants that we previously issued to Able Income Fund.  We have engaged counsel and are currently preparing a response to the complaint.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2010, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

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

In April 2010, we issued 400,000 shares of common stock to a consultant for consulting services.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In May 2010, we issued 7,625,808 shares of common stock to consultants for consulting services. These securities were issued to accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

During the six months ended June 30, 2010, we issued a total of 36,799,358 shares of common stock to warrant holders upon the exercise of outstanding warrants for total cash proceeds of $234,534.  These securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

POWER3 MEDICAL PRODUCTS, INC.

Date: August 17, 2010	/s/ Helen R. Park
Helen R. Park
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended