Form 10-Q
period 2010-09-30
POWER 3 MEDICAL PRODUCTS INC
filed 2010-11-15
CIK 1063530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2010

or

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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 472,237,565 shares of the issuer’s common stock, $0.001 par value per share, issued and outstanding on November 8, 2010.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	1

	Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited) and the period beginning May 18, 2004 (date of entering developmentstage) through September 30, 2010 (unaudited)	2

	Statements of Stockholders’ Deficit for all years subsequent to May 18, 2004 (date of entering development stage) and the nine months ended September 30, 2010 (unaudited)	3

	Statements of Stockholders’ Deficit – Other Equity Items for all years subsequent to May 18, 2004 (date of entering development stage) and the nine months ended September 30, 2010 (unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited) and the period beginning May 18, 2004 (date of entering development stage) through September 30, 2010 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4T.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	32

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

 Power3 Medical Products, Inc.
 (A Development Stage Entity)
 Balance Sheets

	September 30,
	2010	December 31,
	(Unaudited)	2009

Assets

Cash and equivalents	$6,319	$-

Total current assets	6,319	-

Property and equipment, net of accumulated depreciation of
$108,345 and $107,581 at September 30, 2010 and
December 31, 2009, respectively	2,244	683
Deposits	11,332	5,000
Other assets	100	100

Total assets	$19,995	$5,783

Liabilities and stockholders' deficit

Accounts payable	$1,213,217	$999,631
Accounts payable – related party	433,406	96,507
Notes payable	68,800	-
Notes payable – in default	451,000	451,000
Notes payable – related party	15,000	15,000
Convertible debentures – in default	351,255	351,255
Convertible debentures, net of unamortized discount of $-0-
and $21,621 at September 30, 2010 and December 31, 2009,
respectively	50,000	28,379
Convertible debentures – related party	30,000	30,000
Derivative liabilities	2,457,358	14,456,424
Other current liabilities	760,296	593,891

Total current liabilities	5,830,332	17,022,087

Total liabilities	5,830,332	17,022,087

Stockholders' deficit:

Preferred Stock – $0.01 par value: 50,000,000 shares authorized;
1,500,000 shares issued and outstanding as of September 30,
2010 and December 31, 2009, respectively	1,500	1,500
Common Stock – $0.001 par value: 600,000,000 shares authorized;
471,237,565 and 434,167,000 shares issued and outstanding as
of September 30, 2010 and December 31, 2009, respectively	471,237	434,167
Additional paid-in capital	72,899,791	71,984,083
Treasury stock	(16,000)	(16,000)
Common stock payable	135,000	135,000
Deficit accumulated during development stage	(67,620,365)	(77,873,554)
Deficit accumulated before entering development stage	(11,681,500)	(11,681,500)

Total stockholders' deficit	(5,810,337)	(17,016,304)

Total liabilities and stockholders' deficit	$19,995	$5,783

The accompanying notes are an integral part of these financial statements

 Power3 Medical Products, Inc.
 (A Development Stage Entity)
 Statements of Operations (Unaudited)

					Period From
					May 18, 2004
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Net revenue	$-	$41,337	$-	$209,814	$542,249
					-
Operating expenses:					-
Employee compensation and benefits	33,147	117,429	113,785	393,723	31,531,364
Professional and consulting fees	654,920	382,533	1,153,419	1,007,868	17,382,188
Impairment of goodwill	-	-	-	-	13,371,776
Other selling, general and administrative expenses	95,028	65,753	394,684	216,287	2,581,005

Total operating expenses	783,095	565,715	1,661,888	1,617,878	64,866,333

Loss from operations	(783,095)	(524,378)	(1,661,888)	(1,408,064)	(64,324,084)

Other income (expense):
Derivative gain (loss)	1,418,710	(9,211,930)	11,999,065	(9,368,581)	5,976,117
Gain on legal settlement	-	-	-	-	36,764
Interest income	-	-	-	-	7,867
Gain (loss) on settlement of debt	-	(82,599)	-	(1,090,628)	1,582,872
Interest expense	(23,782)	(53,662)	(83,988)	(368,497)	(5,763,282)
Mandatory prepayment penalty	-	-	-	-	(420,000)
Other income/(expense)	-	-	-	-	(194,886)

Total other income/(expense)	1,394,928	(9,348,191)	11,915,077	(10,827,706)	1,225,452

Net income (loss)	611,833	(9,872,569)	10,253,189	(12,235,770)	(63,098,632)

Deemed dividend	-	(13,012)	-	(47,115)	(1,140,760)

Net income (loss) attributable to common stockholders	$611,833	$(9,885,581)	$10,253,189	$(12,282,885)	$(64,239,392)

Net income (loss) per share - basic	$0.00	$(0.03)	$0.02	$(0.05)

Net income (loss) per share - diluted	$0.00	$(0.03)	$0.02	$(0.05)

Weighted average number of shares
outstanding - basic	468,521,746	385,487,654	449,898,509	267,016,937

Weighted average number of shares
outstanding - diluted	469,832,091	385,487,654	459,768,500	267,016,937

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statement of Stockholders' Deficit (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Other Equity	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Items (1)	Deficit	Total
Balances as of Beginning of
Development Stage -- May 18, 2004	14,407,630	14,407	3,870,000	3,870	14,225,974	-	(11,681,500)	2,562,751
								-
Issued shares for compensation	27,945,000	27,945	-	-	25,423,555	(25,451,500)	-	-
Issued shares for services	4,910,000	4,910	-	-	4,850,090	(535,000)	-	4,320,000
Issued shares for acquisition
of equipment	15,000,000	15,000	-	-	13,485,000	-	-	13,500,000
Stock option expense	-	-	-	-	626,100	(626,100)	-	-
Issued shares for cash	242,167	242	-	-	314,575	-	-	314,817
Cancelled shares per
cancellation agreement	(160,000)	(160)	-	-	(71,840)	-	-	(72,000)
Issued shares to convert Series A perferred shares to common shares	3,000,324	3,001	(3,870,000)	(3,870)	3,377,974	-	(3,380,975)	(3,870)
Stock based compensation	-	-	-	-	-	8,311,012	-	8,311,012
Net reclassification of
derivative liabilities	-	-	-	-	(3,347,077)	-	-	(3,347,077)
Net loss (from May 18, 2004 to
December 31, 2004)	-	-	-	-	-	-	(15,236,339)	(15,236,339)

Balance at December 31, 2004	65,345,121	65,345	-	-	58,884,351	(18,301,588)	(30,298,814)	10,349,294

Cancelled shares returned
from employee	(1,120,000)	(1,120)	-	-	(1,307,855)	-	-	(1,308,975)
Issued shares for compensation	140,000	140	-	-	41,860	-	-	42,000
Issued shares for services	850,000	850	-	-	155,150	-	-	156,000
Amortize deferred
compensation expense	-	-	-	-	-	13,222,517	-	13,222,517
Net loss	-	-	-	-	-	-	(27,134,865)	(27,134,865)

Balance at December 31, 2005	65,215,121	65,215	-	-	57,773,506	(5,079,071)	(57,433,679)	(4,674,029)

Issued shares for services	2,449,990	2,449	-	-	311,865	-	-	314,314
Issued shares for cash	2,452,746	2,452	-	-	222,548	-	-	225,000
Issued shares for compensation	1,253,098	1,254	-	-	176,763	-	-	178,017
Adoption of FAS 123R	-	-	-	-	(475,324)	475,324	-	-
Amortize deferred compensation expense	-	-	-	-	-	4,603,747	-	4,603,747
Net loss	-	-	-	-	-	-	(6,415,969)	(6,415,969)

Balance at December 31, 2006	71,370,955	71,370	-	-	58,009,358	-	(63,849,648)	(5,768,920)

Issued shares for services	1,810,000	1,810	-	-	282,390	-	-	284,200
Issued shares for conversion of debt	22,265,224	22,264	-	-	606,412	-	-	628,676
Issued shares for warrants exercised	5,270,832	5,272	-	-	336,396	-	-	341,668
Issued shares for cash	7,630,625	7,632	-	-	992,818	-	-	1,000,450
Placement agent fees	-	-	-	-	(58,500)	-	-	(58,500)
Stock received	-	-	-	-	100	-	-	100
Unreturned shares	5,000	5	-	-	4,495	-	-	4,500
Deemed dividend	-	-	-	-	17,635	-	(17,635)	-
Net loss	-	-	-	-	-	-	(5,216,288)	(5,216,288)

Balance at December 31, 2007	108,352,636	108,353	-	-	60,191,104	-	(69,083,571)	(8,784,114)

Common stock issued for services	7,482,910	7,483	-	-	584,858	-	-	592,341
Common stock issued for cash	7,492,875	7,493	-	-	639,911	-	-	647,404
Common stock issued for
conversion of debt	22,172,536	22,173	-	-	1,568,626	-	-	1,590,799
Common stock issued for lawsuit settlement	325,000	325	-	-	30,550	-	-	30,875
Issued shares for payables	2,133,333	2,133	-	-	186,867	-	-	189,000
Common stock held in escrow	2,000,000	2,000	-	-	18,000	(20,000)	-	-
Preferred stock issued for services	-	-	1,500,000	1,500	357,000	-	-	358,500
Deemed dividends	-	-	-	-	12,071	-	(12,071)	-
Loss on related party debt
conversion	-	-	-	-	(89,049)	-	-	(89,049)
Common stock payable	-	-	-	-	-	123,286	-	123,286
Net loss	-	-	-	-	-	-	(136,784)	(136,784)

Balance at December 31, 2008	149,959,290	149,960	1,500,000	1,500	63,499,938	103,286	(69,232,426)	(5,477,742)

Common stock issued for
conversion of debt	150,701,039	150,701	-	-	2,154,621	(82,944)	-	2,222,378
Common stock payable	-	-	-	-	-	116,000	-	116,000
Common stock issed upon exercise of warrants	11,789,509	11,790	-	-	267,042	-	-	278,832
Common stock issued for services	112,201,562	112,201	-	-	4,403,503	(14,286)	-	4,501,418
Common stock issued for cash	11,515,600	11,516	-	-	73,640	-	-	85,156
Return of common stock held in escrow	(800,000)	(800)	-	-	800	-	-	-
Deemed dividends			-	-	1,111,054	-	(1,111,054)	-
Release of common stock held in escrow			-	-	20,000	4,000	-	24,000
Common stock rescinded for debt	(1,200,000)	(1,200)	-	-		(7,056)	-	(8,256)
Common stock contributed for debt payment	-	-	-	-	276,558	-	-	276,558
Options issued for services	-	-	-	-	176,927	-	-	176,927
Net loss	-	-	-	-	-	-	(19,211,574)	(19,211,574)

Balance at December 31, 2009	434,167,000	434,167	1,500,000	1,500	71,984,083	119,000	(89,555,054)	(17,016,304)

Common stock issued upon exercise of warrants	36,799,358	36,799	-	-	197,735	-	-	234,534
Common stock issued for services	12,573,456	12,573	-	-	495,671	-	-	508,244
Vesting of common stock issued for services	-	-	-	-	210,000	-	-	210,000
Common stock rescinded or canceled	(12,302,249)	(12,302)	-	-	12,302	-	-	-
Net income	-	-	-	-	-	-	10,253,189	10,253,189

Balance at September 30, 2010	471,237,565	$471,237	$1,500,000	$1,500	$72,899,791	$119,000	$(79,301,865)	$(5,810,337)

(1) A more detailed description of the items comprising "Other Equity Items" is set forth herein following this Statement of Stockholders' Deficit.

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
 (A Development Stage Entity)
 Statements of Stockholders Deficit -- Other Equity Items (Unaudited)

	Deferred Compensation Expense	Treasury Stock	Stock Held in Escrow	Common Stock Payable	Total

Balances as of beginning of development stage
May 18, 2004	-	-	-	-	-

Issued shares for compensation	(25,451,500)	-	-	-	(25,451,500)
Issued shares for services	(535,000)	-	-	-	(535,000)
Stock option expense	(626,100)	-	-	-	(626,100)
Stock based compensation	8,311,012	-	-	-	8,311,012

Balance at December 31, 2004	(18,301,588)	-	-	-	(18,301,588)

Amortize deferred compensation expense	13,222,517	-	-	-	13,222,517

Balance at December 31, 2005	(5,079,071)	-	-	-	(5,079,071)

Adoption of FAS 123R	475,324	-	-	-	475,324
Amortize deferred compensation expense	4,603,747	-	-	-	4,603,747

Balance at December 31, 2006	-	-	-	-	-

Balance at December 31, 2007	-	-	-	-	-

Stock held in escrow	-	-	(20,000)	-	(20,000)
Common stock payable	-	-	-	123,286	123,286

Balance at December 31, 2008	-	-	(20,000)	123,286	103,286

Common stock issued for conversion of debt	-	7,056	-	(90,000)	(82,944)
Common stock payable	-	-	-	116,000	116,000
Common stock issued for services	-	-	-	(14,286)	(14,286)
Return of common stock held in escrow	-	(16,000)	16,000	-	-
Release of common stock held in escrow	-	-	4,000	-	4,000
Common stock rescinded for debt	-	(7,056)	-	-	(7,056)

Balance at December 31, 2009	-	(16,000)	-	135,000	119,000

Balance at September 30, 2010	$-	$(16,000)	$-	$135,000	$119,000

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
 (A Development Stage Entity)
 Statements of Cash Flows

			Period From
			May 18, 2004
			Through
	For the Nine Months Ended		September
	September 30,		30,
	2010	2009	2010
			(unaudited)

Cash flows from operating activities

Net income (loss)	$10,253,189	$(12,235,770)	$(63,098,632)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
(Gain) loss on conversion of financial instruments	-	1,090,628	(1,579,670)
Impairment of goodwill	-	-	13,371,776
Impairment of intangible assets	-	-	179,788
Loss on previously capitalized lease	-	-	34,243
Amortization of debt discounts and deferred finance costs	21,621	234,021	4,005,435
Change in derivative liability, net of bifurcation	(11,999,066)	9,368,581	(4,822,217)
Stock issued for compensation and services	718,245	947,679	38,883,262
Debt issued for compensation and services	-	-	1,028,927
Stock issued for settlement of lawsuit	-	-	30,875
Depreciation expense	764	12,008	108,346
Release of stock held in escrow	-	24,000	24,000
Other non-cash items	-	-	(34,933)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(1,431)	186,084
Deposits and other assets	(6,332)	(254)	17,265
Accounts payable and other liabilities	716,889	413,256	4,097,563

Net cash used in operating activities	(294,690)	(147,282)	(7,567,888)

Cash flows from investing activities

Increase in property and equipment	(2,325)	(52,500)	(144,833)
Increase in other assets	-	-	(179,786)

Net cash used in investing activities	(2,325)	(52,500)	(324,619)

Cash flows from financing activities

Proceeds from sale of common stock	-	85,156	2,349,327
Borrowings on notes payable – related party	-	20,000	95,376
Borrowings on notes payable	68,800	50,000	3,907,230
Principal payments on notes payable – related party	-	-	(47,300)
Principal payments on notes payable	-	-	(122,478)
Proceeds from exercise of warrants	234,534	-	513,366
Proceeds from issuance of convertible debt, warrants,
and rights net of issuance cost	-	74,666	1,200,709

Net cash provided by financing activities	303,334	229,822	7,896,230

Net increase (decrease) in cash and equivalents	6,319	30,040	3,723
Cash and equivalents, beginning of period	-	8,331	2,596

Cash and equivalents, end of period	$6,319	$38,371	$6,319

Supplemental disclosure of cash flow information

Cash paid for interest	-	-	59,840
Cash paid for income taxes	-	-	-

Schedule of non-cash financing activities

Stock for conversion of debt – related party	-	1,047,794	2,227,759
Stock for subscriptions receivable	-	-	-
Warrants exercised for subscriptions receivable	-	4,166	-
Stock issued for common stock payable	-	112,286	-
Exchange of debt – related party	-	-	214,075
Exchange of convertible notes for stock	-	-	2,525,070
Stock issued for services and settlement of payables	718,245	-	1,496,919
Deemed dividend	-	47,115	1,140,760
Exchange of convertible preferred stock for common stock	-	-	3,380,975
Preferred stock issued for payables	-	-	358,500
Stock held in escrow	-	-	20,000
Stock contributed for debt payment	-	276,558	276,558
Return of stock held in escrow	-	16,800	16,800
Cashless exercise of warrants	32,374	133	32,507
Stock rescinded for debt	-	8,256	8,256
Stock rescinded or canceled	12,302	-	12,302

 The accompanying notes are an integral part of these  financial statements

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
September 30, 2010

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

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
September 30, 2010

Note 2.  Basis of Presentation and Going Concern (Continued)

The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three- and nine- month periods ended September 30, 2010 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

As of September 30, 2010, the Company’s significant accounting policies and estimates, and applicable recent accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, have not changed materially.

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
September 30, 2010

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

A total of 70,947,707 and 37,323,899 shares of common stock underlying warrants that were outstanding on September 30, 2010 have been excluded from the computation of diluted earnings per share for the three- and nine-month periods ended September 30, 2010 because the exercise price was greater than the average market price of the Company’s common stock during these periods.  A total of 2,000,000 and 35,623,808 shares of common stock underlying warrants that were outstanding on September 30, 2010 have been included in the computation of diluted earnings per share for the three- and nine-month periods ended September 30, 2010 because the exercise price was less than the average market price of the Company’s common stock during these periods.  Application of the treasury stock method resulted in dilution of 2,000,000 and 35,623,808 shares of common stock for the three- and nine-month periods ended September 30, 2010, but had no effect on net income per share.

All of the 122,827,446 shares of common stock underlying warrants that were outstanding on September 30, 2009, have been excluded from the computation of diluted earnings per share for the three- and nine-month periods ended September 30, 2009 because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for the three- and nine- month periods ended September 30, 2009.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
September 30, 2010

Note 4.  Property and Equipment

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009:

Asset	September 30, 2010	December 31, 2009

Computers and Related Devices	$18,209	$15,884
Less: Accumulated Depreciation	(15,964)	(15,201)
Total	2,244	683

Lab Equipment	92,380	92,380
Less: Accumulated Depreciation	(92,380)	(92,380)
Total	-0-	-0-

Total Property and Equipment, Net	$2,244	$683

Note 5.  Other Current Liabilities

Other current liabilities consisted of the following at September 30, 2010 and December 31, 2009:

Liability	September 30, 2010	December 31, 2009
Accrued interest and interest payable	$386,471	$312,252
Accrued payroll taxes	23,183	21,464
Accrued compensation and salaries payable	348,831	258,364
Other accrued expenses and liabilities	1,811	1,811
Total	$760,296	$593,891

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
September 30, 2010

Note 6.  Derivative Liabilities

The Company’s derivative liabilities were $2,457,358 and $14,456,424 at September 30, 2010 and December 31, 2009, respectively.  The Company recognized gains of $1,418,710 and $11,999,065 for derivative liabilities for the three- and nine- month periods ended September 30, 2010, respectively, compared to losses of $9,211,930 and $9,368,581 for derivative liabilities for the three- and nine- month periods ended September 30, 2009, respectively.  The derivative gains recognized during the three- and nine-month periods ended September 30, 2010 were due primarily to a decrease of the Company’s stock price during 2010.

The components of derivative financial instruments on the Company’s balance sheet at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009

Common stock warrants	$1,484,232	$10,267,167
Embedded conversion features – convertible promissory notes and debentures	973,126	4,189,257
Total	$2,457,358	$14,456,424

During the three months ended June 30, 2010, the Company changed the method by which it valued the conversion features in its convertible notes by switching from the binomial lattice valuation model to the Black-Scholes pricing model.  As a result, the conversion features in the Company’s convertible notes were valued under the binomial lattice valuation model at December 31, 2009, and were valued under the Black-Scholes pricing model at September 30, 2010.  This change has been deemed by the Company to be a change in accounting estimate.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
September 30, 2010

Note 7.  Commitments and Contingencies

Litigation

In September 2008, the Company entered into an Arbitration Agreement with Steven Rash in connection with his agreement to resign as the Company’s Chief Executive Officer.  The parties agreed to arbitrate claims for wages and other compensation due, breach of contracts or covenants, and benefits.  The Company agreed to arbitrate Mr. Rash’s claims for wages of $36,031 and its claims for embezzlement, fraud and breach of contract by Mr. Rash.  As of September 30, 2010, arbitration had not been initiated by either party. The Company does not believe a material loss is probable at this time.

In March 2009, McLennon Law Corporation filed a law suit against the Company in the Superior Court of the State of California in and for the County of San Francisco for breach of contract for approximately $117,000 of accrued but unpaid attorney fees.  In July 2010, a judgment was entered against us for the full amount of unpaid attorney fees and interest and the law suit was terminated.

In September 2009, one of the Company’s former employees attempted to convert a $30,000 convertible promissory note plus interest into shares of the Company’s common stock.  The Company is disputing the amount, if any, that is due to the former employee under the note.  As of September 30, 2010, the note had not been converted.  In December 2009, the former employee filed a law suit against the Company seeking damages and specific performance.  In August 2010, the Company filed an amended answer and counterclaims against the former employee for breach of fiduciary duty and fraud. The Company does not believe a material loss is probable at this time.

In February 2010, Transgenomic, Inc. (“Transgenomic”) filed a lawsuit against the Company in the United States District Court for the District of Nebraska.  The lawsuit contained claims for fraud, breach of contract, libel and slander, and sought a declaration of rights under the Collaboration and Exclusive License Agreement, dated January 23, 2009, between the parties.  In April 2010, the Company filed a partial motion to dismiss Transgenomic’s fraud claim.  In June 2010, the Company filed a lawsuit against Transgenomic in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for trade secret misappropriation, breach of contract, misappropriation, conversion, unjust enrichment, quantum meruit and promissory estoppel as well as a request for injunctive relief.  In July 2010, the Company filed a non-suit to dismiss the case that we filed against Transgenomic in Texas without prejudice.  As of September 30, 2010, the Company intended to re-file the claims against Transgenomic in the United States District Court for the District of Nebraska as counterclaims accompanying its response to the claims filed by Transgenomic. The Company does not believe a material loss is probable at this time.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
September 30, 2010

Note 7.  Commitments and Contingencies (Continued)

In March 2010, Rockmore Investment Master Fund LTD (“Rockmore”) filed a lawsuit against the Company in the Supreme Court for the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to a convertible debenture and common stock warrant previously issued by the Company to Rockmore.  In September 2010, Rockmore filed a motion for summary judgment and injunction regarding its claims. The Company does not believe a material loss is probable at this time.

In April 2010, the Company filed a lawsuit against Richard Kraniak and Roger Kazanowski (“Kraniak and Kazanowski”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contained claims for violations of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  In May 2010, Kraniak and Kazanowski filed a motion to dismiss the lawsuit.  In June 2010, the Company filed a response to Kraniak and Kazanowski’s motion to dismiss as well as a first amended complaint against Kraniak and Kazanowski.  In July 2010, Kraniak and Kazanowski filed counterclaims against the Company in the United States District Court for the Southern District of Texas, Houston Division.  The counterclaims contained claims for breach of contract, misrepresentation, civil conspiracy and defamation.  In July 2010, the Company filed an answer to the counterclaims denying each of the alleged claims. The Company does not believe a material loss is probable at this time.

In April 2010, Neogenomics, Inc. (“Neogenomics”) filed a lawsuit and motion for summary judgment against the Company in the Supreme Court of the State of New York.  The lawsuit contained claims of breach of contract and specific performance related to a convertible debenture previously issued by the Company to Neogenomics.  In May 2010, the Company filed a response to the motion for summary judgment. The Company does not believe a material loss is probable at this time.

In April 2010, Lucas Associates, Inc. filed a lawsuit against the Company in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for breach of contract, quantum meruit and fraud related to allegations that the Company failed to pay them a finder’s fee in connection with the hiring of John Ginzler as the Company’s Chief Financial Officer in 2009.  In June 2010, the Company filed a general denial to the claims alleged in the complaint. The Company does not believe a material loss is probable at this time.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
September 30, 2010

Note 7.  Commitments and Contingencies (Continued)

In April 2010, John Ginzler filed a lawsuit against the Company in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for breach of contract related to an employment agreement entered into between him and the Company.  In June 2010, the Company filed a general denial to the claims alleged in the complaint.  As of September 30, 2010, the case was pending. The Company does not believe a material loss is probable at this time.

In May 2010, the Company filed a lawsuit against Able Income Fund LLC (“Able Income Fund”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contained claims for violations of the Securities Act and the Exchange Act.  In July 2010, Able Income Fund filed a lawsuit against the Company in the Supreme Court of the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to two convertible debentures previously issued by the Company to Able Income Fund.  In September 2010, the Company filed a motion to dismiss Able Income Fund’s lawsuit. The Company does not believe a material loss is probable at this time.

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
September 30, 2010

 Note 8.  Common Stock and Preferred Stock

The Company’s authorized capital consisted of 600,000,000 shares of common stock, $0.001 par value per share, at September 30, 2010 and December 31, 2009, respectively, and 50,000,000 shares of preferred stock, $0.001 par value per share, at September 30, 2010 and December 31, 2009, respectively.  There were 471,237,565 and 434,167,000 shares of common stock outstanding at September 30, 2010 and December 31, 2009, respectively, and 1,500,000 shares of preferred stock outstanding at September 30, 2010 and December 31, 2009, respectively.

In January 2010, the Company issued 409,906 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the consultant agreed to receive the shares for total consideration of $65,175, all of which was recognized as expense during the nine months ended September 30, 2010.

In January and February 2010, the Company issued a total of 4,425,166 shares of common stock to accredited investors upon the exercise of outstanding warrants for aggregate gross proceeds of $234,534.

In March 2010, the Company issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the consultant agreed to receive the shares for total consideration of $23,750, all of which was recognized as expense during the nine months ended September 30, 2010.

In March 2010, the Company issued 197,490 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the consultant agreed to receive the shares for total consideration of $9,282, all of which was recognized as expense during the nine months ended September 30, 2010.

In April 2010, the Company issued 400,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the consultant agreed to receive the shares for total consideration of $16,000, all of which was recognized as expense during the nine months ended September 30, 2010.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
September 30, 2010

Note 8.  Common Stock and Preferred Stock (Continued)

In May 2010, the Company issued a total of 32,374,192 shares of common stock to accredited investors upon the exercise of outstanding warrants.  The warrants were exercised in accordance with cashless exercise provisions contained in the warrants.  As a result, the Company received no proceeds from the exercise of the warrants.

In May 2010, the Company issued 7,625,808 shares of common stock to consultants for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the consultants agreed to receive the shares for total consideration of $305,032, all of which was recognized as expense during the nine months ended September 30, 2010.

In August 2010, the Company issued 1,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the consultant agreed to receive the shares for total consideration of $28,000, all of which was recognized as expense during the three months ended September 30, 2010.

In August 2010, the Company issued 440,252 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the consultant agreed to receive the shares for total consideration of $11,006, all of which was recognized as expense during the three months ended September 30, 2010.

In September 2010, the Company issued 2,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the consultant agreed to receive the shares for total consideration of $50,000, all of which was recognized as expense during the three months ended September 30, 2010.

During the nine months ended September 30, 2010, the Company rescinded and canceled a total of 12,302,249 shares of common stock that had been issued under restricted stock awards that had terminated in accordance with the terms of the awards.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
September 30, 2010

Note 9.  Stock Options and Warrants

The Company did not issue any stock options or warrants during the three- and nine- month periods ended September 30, 2010, and no stock options were outstanding at September 30, 2010 and December 31, 2009.  Warrants exercisable into a total of 72,947,707 and 131,323,437 shares of the Company’s common stock were outstanding on September 30, 2010 and December 31, 2009, respectively.  The weighted average exercise price of the warrants outstanding on September 30, 2010 and December 31, 2009 was $0.05.  The Company estimates the fair value of its warrants on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of ASC 718.  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the warrants issued: a dividend yield of zero percent, a historical volatility of 265%, a risk-free interest rate of 0.5% and a remaining contractual life of 2.11 years.

During the nine months ended September 30, 2010, the Company issued a total of 36,799,358 shares of common stock to warrant holders upon the exercise of outstanding warrants for total cash proceeds of $234,534.  The average exercise price of the warrants exercised was $0.005 per share.

Note 10.  Promissory Notes and Debentures

During the three- and nine-month periods ended September 30, 2010, Rozetta-Cell Life Sciences, Inc., a Nevada corporation that the Company is proposing to acquire (“Rozetta-Cell”), made loans to the Company for a total of $68,800.  The loans are interest free and payable on demand.

The carrying values of the Company’s notes payable, net of unamortized discounts, amounted to $534,800 and $466,000 at September 30, 2010 and December 31, 2009, respectively, as follows.

	September 30, 2010	December 31, 2009

Notes Payable	$68,800	$-0-

Notes Payable – in Default	451,000	451,000

Notes Payable – Related Party	15,000	15,000

Total Notes Payable, Net of Discount	$534,800	$466,000

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
September 30, 2010

Note 10.  Promissory Notes and Debentures (Continued)

The carrying values of the Company’s convertible debentures, net of unamortized discounts, amounted to $431,255 and $409,634 at September 30, 2010 and December 31, 2009, respectively, as follows.

	September 30, 2010	December 31, 2009

Convertible Debentures	$50,000	$50,000
Less: Unamortized Discount	-0-	(21,621)
Total	50,000	28,379

Convertible Debentures – in Default	351,255	351,255

Convertible Debentures – Related Party	30,000	30,000

Total Convertible Debentures, Net of Unamortized Discount	$431,255	$409,634

Note 11. Acquisition of StemTroniX

In May 2010, the Company elected to terminate the Agreement and Plan of Merger (the “StemTroniX Merger Agreement”) by and among the Company, Power3 Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, and StemTroniX, Inc., a Texas corporation.  The Company did not incur any penalties in connection with its decision to terminate the StemTroniX Merger Agreement.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
September 30, 2010

Note 12.  Acquisition of Rozetta-Cell

On September 7, 2010, the Company entered into an Agreement and Plan of Merger (the “Rozetta-Cell Merger Agreement”) by and between the Company and Rozetta-Cell pursuant to which Rozetta-Cell will merge with and into the Company, the separate corporate existence of Rozetta-Cell will cease, and the Company will continue as the surviving company (the “Merger”).

Subject to the terms and conditions of the Rozetta-Cell Merger Agreement, which has been approved by the boards of directors of both the Company and Rozetta-Cell, if the Merger is completed, each outstanding share of Rozetta-Cell common stock will be converted into the right to receive ten (10) shares of the Company’s common stock, subject to certain adjustments as provided in the Rozetta-Cell Merger Agreement.

The Rozetta-Cell Merger Agreement contains customary representations and warranties of the Company and Rozetta-Cell, covenants of Rozetta-Cell to conduct its business in the ordinary course until the Merger is consummated, and covenants of Rozetta-Cell to not take certain actions until the Merger is consummated.  Rozetta-Cell has also agreed to not solicit proposals relating to business combination transactions with other parties or enter into discussions concerning any proposals for business combination transactions with other parties.

Consummation of the Merger is subject to certain customary conditions, including, among others, the approval of the Merger by the shareholders of Rozetta-Cell, the approval of the issuance of Company common stock in connection with the Merger by the shareholders of the Company, the approval of an amendment to the certification of incorporation of the Company by the shareholders of the Company to increase the number of shares of common stock authorized for issuance to that number of shares necessary to ensure that an adequate number of shares is available for issuance to the shareholders of Rozetta-Cell, the receipt of any required governmental approvals and expiration of applicable waiting periods, the accuracy of the representations and warranties of the Company and Rozetta-Cell (generally subject to a material adverse effect standard), and material compliance by the Company and Rozetta-Cell with their respective obligations under the Rozetta-Cell Merger Agreement.

The Rozetta-Cell Merger Agreement contains certain termination rights of the Company and Rozetta-Cell, including the right to terminate the Rozetta-Cell Merger Agreement if the Merger is not completed by December 31, 2010.

POWER3 MEDICAL PRODUCTS, INC.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
September 30, 2010

Note 13.  Subsequent Events

Other than as set forth below, no additional significant subsequent events occurred as of the date these financial statements were issued.

In October 2010, the court granted Rockmore’s motion for summary judgment, but denied its request for an injunction.

In October 2010, the Company filed a second amended complaint against Kraniak and Kazanowski.

In October 2010, the Company issued 1,000,000 shares of common stock to a consultant for consulting services.

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

Strategy

We are currently developing proteomic and related biomarker tests that will assist providers and payers in determining the most appropriate therapeutic intervention for a particular patient. These tests are developed based on our know-how and expertise, in partnership with thought leaders and leading healthcare institutions, and intellectual property that we have developed on our own, licensed from others, or acquired from other parties. Our tests are available to patients by physician’s prescription to providers located primarily in the United States and may be performed in our laboratory or partnered with other test providers.

We intend to complete Phase II clinical trials for NuroPro® and begin commercialization of NuroPro® during 2011, and to complete Phase II clinical trials for BC-SeraPro™ during 2011.  We also intend to develop additional diagnostic products utilizing the proteomic research and results that we have achieved and for which we have filed patent applications with the United States Patent and Trademark Office.  By utilizing the intellectual property that we have in our possession, building on the intellectual property portfolio through additional clinical trials, and acquiring complementary intellectual property from other bio-technology companies, we will have the ability to successfully create, market and sell a diverse diagnostic product offering based on our proteomic research.

Our goal during the remainder of 2010 and 2011 is to enter into collaboration and licensing agreements with other leading bio-technology companies, academic and research institutions, like the Baylor College of Medicine, who have the resources and expertise to engage in successful commercialization campaigns of our products.  Through these agreements, we will generate revenue through a combination of licensing fees, royalties and milestone payments that we receive from our collaboration and licensing partners.

Recent Developments

On September 7, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rozetta-Cell Life Sciences, Inc., a Nevada corporation (“Rozetta-Cell”), pursuant to which Rozetta-Cell will merge with and into us, the separate corporate existence of Rozetta-Cell will cease, and we will continue as the surviving company (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of both us and Rozetta-Cell, if the Merger is completed, each outstanding share of Rozetta-Cell common stock will be converted into the right to receive ten shares of our common stock, subject to certain adjustments as provided in the Merger Agreement.

The Merger Agreement contains customary representations and warranties of us and Rozetta-Cell, covenants of Rozetta-Cell to conduct its business in the ordinary course until the Merger is consummated, and covenants of Rozetta-Cell to not take certain actions until the Merger is consummated.  Rozetta-Cell has also agreed to not solicit proposals relating to business combination transactions with other parties or enter into discussions concerning any proposals for business combination transactions with other parties.

Consummation of the Merger is subject to certain customary conditions, including, among others, the approval of the Merger by the shareholders of Rozetta-Cell, the approval of the issuance of Power3 common stock in connection with the Merger by the shareholders of Power3, the approval of an amendment to the certification of incorporation of Power3 by the shareholders of Power3 to increase the number of shares of common stock authorized for issuance to that number of shares necessary to ensure that an adequate number of shares is available for issuance to the shareholders of Rozetta-Cell, the receipt of any required governmental approvals and expiration of applicable waiting periods, the accuracy of the representations and warranties of Power3 and Rozetta-Cell (generally subject to a material adverse effect standard), and material compliance by Power3 and Rozetta-Cell with their respective obligations under the Merger Agreement.

The Merger Agreement contains certain termination rights of Power3 and Rozetta-Cell, including the right to terminate the Merger Agreement if the Merger is not completed by December 31, 2010.

Outlook

We expect sales of our BC-SeraPro™ and NuroPro® diagnostic products to increase during 2011 as we complete Phase II clinical studies on these products.  We also expect to develop several additional diagnostic products during 2011.  As a result, we expect revenue to increase as we enter into additional collaboration and licensing agreements with other bio-technology companies, academic and research institutions and governmental agencies. We intend to reduce our liabilities by retiring our outstanding debt, which will decrease substantially, if not eliminate, the derivative liabilities that we have been incurring for the past few years.  The combination of increased revenue and reduced debt, coupled with significant capital-raising initiatives that we plan to complete during the remainder of 2010 and 2011, will provide us with the assets and operating results necessary to grow at an exponential rate for the foreseeable future.

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

Comparison of the Three-Month Periods Ended September 30, 2010 and 2009

Net Revenue

Net revenue consists primarily of licensing fees, royalties and milestone payments that we receive from our licensing partners.  We generated revenue of $41,337 for the three months ended September 30, 2009.  We did not generate any revenue for the three months ended September 30, 2010.  The decrease in revenue resulted primarily from our decision to terminate the Collaboration and Exclusive License Agreement with Transgenomic, Inc. in January 2010.  We expect licensing fees, royalties and milestone payments generated from our BC-SeraPro™ and NuroPro® diagnostic products to increase during 2010 as we complete Phase II clinical studies on these products.  As a result, we expect revenue to increase as we enter into additional collaboration and licensing agreements with other bio-technology companies, academic and research institutions and governmental agencies.

Operating Expenses

Operating expenses consist primarily of employee compensation and benefits, professional and consulting fees, and other selling, general and administrative expenses.

Employee Compensation and Benefits.  Employee compensation and benefits consists of all salaries and other cash compensation, equity-based compensation, employee benefits and the related payroll taxes.  Employee compensation expense decreased $84,282 to $33,147 for the three months ended September 30, 2010 from $117,429 for the three months ended September 30, 2009.  The decrease of $84,282 was due primarily to a decrease of $65,172 for salary and equity-based compensation expenses associated with a decrease in the number of individuals who we employed during the three months ended September 30, 2010.  We expect employee compensation expense to increase over the next 12 months as we continue to retain additional executive management personnel, lab technicians and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, laboratory and technology consultants and other professionals and consultants.  Professional fees increased $272,387 to $654,920 for the three months ended September 30, 2010 from $382,533 for the three months ended September 30, 2009.  The increase of $272,387 was due primarily to increases of $120,274 for legal fees and $149,794 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services. We expect professional fees to increase over the next 12 months as we incur additional legal, accounting, laboratory and technology fees in connection with the general expansion of our business and operations.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses consist of selling and marketing expenses, lab services and supplies, clinical validation studies, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses.  Other general and administrative expenses increased $29,275 to $95,028 for the three months ended September 30, 2010 from $65,753 for the three months ended September 30, 2009.  The increase of $29,275 resulted primarily from an increase of $14,993 for relocation expenses and increases in other miscellaneous selling, general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for clinical validation studies, lab supplies, selling and marketing expenses, rent, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have.  Interest and amortization expense decreased $29,880 to $23,782 for the three months ended September 30, 2010 from $53,662 for the three months ended September 30, 2009.  The decrease of $29,880 was due primarily to the retirement during 2009 of many of the debt obligations that were outstanding during the three months ended September 30, 2009.  We expect interest expense to decrease over the next 12 months as we continue to retire our remaining debt obligations.

Derivative Gain / Loss

Derivative gain / loss consists of the non-operating, non-cash income or expense resulting from changes in the fair value of the derivative instruments contained in the convertible promissory notes and associated stock warrants that were outstanding at September 30, 2010 and 2009, respectively.  During the three months ended June 30, 2010, we changed the method by which we valued the conversion features in our convertible notes by switching from the binomial lattice valuation model to the Black-Scholes pricing model.  We recognized a derivative gain of $1,418,710 for the three months ended September 30, 2010 compared to a derivative loss of $9,211,930 for the three months ended September 30, 2009.  The difference of $10,630,640 was due primarily to the decrease in the trading price of our common stock that we experienced between July 1, 2010 and September 30, 2010 compared to the large increase in the trading price of our common stock that we experienced between July 1, 2009 and September 30, 2009.  While future derivative gain / loss is largely dependent upon the trading price of our common stock, we expect future derivative gains and losses to be smaller in amount as our convertible promissory notes are retired or converted into shares of common stock, and as the associated stock warrants are exercised or expire by their terms.

Gain / Loss on Settlement of Debt

Gain / loss on settlement of debt consists of the gains and losses that we have recognized in connection with the retirement of outstanding debt and payment of outstanding invoices and results when we issue shares of common stock having an aggregate value less than (in the case of gains) or greater than (in the case of losses) the outstanding principal amount of the note and accrued interest or the applicable invoice.  We recognized a loss on the settlement of debt of $82,599 for the three months ended September 30, 2009.  We did not recognize any gain or loss on the settlement of debt for the three months ended September 30, 2010.  The difference of $82,599 was due primarily to our decision to pay off a significant amount of our outstanding debt obligations and accrued interest, and numerous outstanding invoices, during 2009 by issuing shares of our common stock having an aggregate value that was greater than the outstanding principal amount of the applicable note and accrued interest or the applicable invoice.  While we may continue to incur losses on the settlement of debt in the future as we continue to pay off outstanding debt and invoices with shares of our common stock, we expect any such losses to decrease as the amount of outstanding debt continues to decrease.

Net Income / Loss

We generated net income of $611,833 for the three months ended September 30, 2010 compared to a net loss of $9,885,581 for the three months ended September 30, 2009.  The difference of $10,497,414 was due primarily to a difference of $10,630,640 for derivative gain recognized during 2010 compared to derivative loss recognized during 2009, a difference of $82,599 resulting from losses from the extinguishment of debt recognized during 2009, and decreases of $29,880 for interest expense and $84,282 for employee compensation and benefits.  This was partially offset by an increase of $272,387 for professional fees.  We expect to generate net losses during the remainder of 2010 as we continue to build our business.  However, we expect these losses to decrease in the future as we generate additional revenue through collaboration and licensing partners and as we continue to retire our outstanding debt obligations.

Comparison of the Nine-Month Periods Ended September 30, 2010 and 2009

Net Revenue

We generated revenue of $209,814 for the nine months ended September 30, 2009.  We did not generate any revenue for the nine months ended September 30, 2010.  The decrease in revenue resulted primarily from our decision to terminate the Collaboration and Exclusive License Agreement with Transgenomic, Inc. in January 2010.

Operating Expenses

Operating expenses consist primarily of employee compensation and benefits, professional and consulting fees, and other selling, general and administrative expenses.

Employee Compensation and Benefits.  Employee compensation expense decreased $279,938 to $113,785 for the nine months ended September 30, 2010 from $393,723 for the nine months ended September 30, 2009.  The decrease of $279,938 was due primarily to a decrease of approximately $202,065 for salary and equity-based compensation expenses associated with a decrease in the number of individuals who we employed during the nine months ended September 30, 2010.

Professional Fees.  Professional fees increased $145,551 to $1,153,419 for the nine months ended September 30, 2010 from $1,007,868 for the nine months ended September 30, 2009.  The increase of $145,551 was due primarily to an increase of $188,530 for legal and accounting fees, partially offset by a decrease of $28,439 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services.

Other Selling, General and Administrative Expenses.  Other general and administrative expenses increased $178,397 to $394,684 for the nine months ended September 30, 2010 from $216,287 for the nine months ended September 30, 2009.  The increase of $178,397 resulted primarily from increases of $35,026 for administrative fees, $57,000 for general office expenses, $13,366 for lease payments and $16,168 for relocation expenses, and increases in other miscellaneous selling, general and administrative expenses.

Interest Expense

Interest and amortization expense decreased $284,509 to $83,988 for the nine months ended September 30, 2010 from $368,497 for the nine months ended September 30, 2009.  The decrease of $284,509 was due primarily to the retirement during 2009 of many of the debt obligations that were outstanding during the nine months ended September 30, 2009.

Derivative Gain / Loss

We recognized a derivative gain of $11,999,065 for the nine months ended September 30, 2010 compared to a derivative loss of $9,368,581 for the nine months ended September 30, 2009.  The difference of $21,367,646 was due primarily to the decrease in the trading price of our common stock that we experienced between January 1, 2010 and September 30, 2010 compared to the large increase in the trading price of our common stock that we experienced between January 1, 2009 and September 30, 2009.

Gain / Loss on Settlement of Debt

We recognized a loss on the settlement of debt of $1,090,628 for the nine months ended September 30, 2009.  We did not recognize any gain or loss on the settlement of debt for the nine months ended September 30, 2010.  The difference of $1,090,628 was due primarily to our decision to pay off a significant amount of our outstanding debt obligations and accrued interest, and numerous outstanding invoices, during 2009 by issuing shares of our common stock having an aggregate value that was greater than the outstanding principal amount of the applicable note and accrued interest or the applicable invoice.

Net Income / Loss

We generated net income of $10,253,189 for the nine months ended September 30, 2010 compared to a net loss of $12,282,885 for the nine months ended September 30, 2009.  The difference of $22,536,074 was due primarily to a difference of $21,367,646 resulting from the derivative gain recognized during 2010 compared to the derivative loss recognized during 2009, a difference of $1,090,628 resulting from losses from the extinguishment of debt recognized during 2009, and decreases of $284,509 for interest expense and $279,938 for employee compensation and benefits.  This was partially offset by a decrease of $209,814 for net revenue.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $294,690 for the nine months ended September 30, 2010 compared to $147,282 for the nine months ended September 30, 2009.  The $147,408 increase in cash used by operating activities was due primarily to a difference of $21,367,647 for changes in the amount of our derivative liability, and decreases of $1,090,628 for loss on settlement of debt, $718,245 for stock issued for compensation and services, and $212,400 for amortization of debt discounts and deferred finance costs.  This was partially offset by a difference of $22,488,959 between the net income generated in 2010 and the net loss incurred during 2009.

Net cash used by investing activities was $2,325 for the nine months ended September 30, 2010 compared to $52,500 for the nine months ended September 30, 2009.  The difference of $50,175 was due to a decrease in the amount of property and equipment purchased during 2010.

Net cash provided by financing activities was $303,334 for the nine months ended September 30, 2010 compared to $229,822 for the nine months ended September 30, 2009.  The $73,512 increase in cash provided by financing activities was due primarily to an increase of $234,534 for proceeds from the exercise of warrants, partially offset by decreases of $85,156 for proceeds from the sale of common stock and $74,666 for proceeds from the issuance of convertible debt and warrants.

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

During the three months ended September 30, 2010, Rozetta-Cell made loans to us for a total of $68,800.  The loans are interest free and payable on demand.

During the period beginning January 1, 2009 and ending September 30, 2010, we issued a total of 56,214,675 shares of common stock to warrant holders upon the exercise of outstanding warrants at exercise prices ranging between $0.001 and $0.25 per share for total cash proceeds of $513,366.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

As of September 30, 2010, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

In September 2008, we entered into an Arbitration Agreement with Steven Rash in connection with his agreement to resign as the Company’s Chief Executive Officer.  The parties agreed to arbitrate claims for wages and other compensation due, breach of contracts or covenants, and benefits.  We agreed to arbitrate Mr. Rash’s claims for wages of $36,031 and our claims for embezzlement, fraud and breach of contract by Mr. Rash.  Arbitration has not been initiated by either party.

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

In September 2009, one of our former employees attempted to convert a $30,000 convertible promissory note plus interest into shares of our common stock.  We are disputing the amount, if any, that is due to the former employee under the note.  As of September 30, 2010, the note had not been converted.  In December 2009, the former employee filed a law suit against us in the District Court of Montgomery County, Texas, 9th Judicial District seeking damages and specific performance.  In August 2010, we filed an amended answer and counterclaims against the former employee for breach of fiduciary duty and fraud.

In February 2010, Transgenomic, Inc. (“Transgenomic”) filed a lawsuit against us in the United States District Court for the District of Nebraska.  The lawsuit contains claims for fraud, breach of contract, libel and slander, and seeks a declaration of rights under the Collaboration and Exclusive License Agreement, dated January 23, 2009, between the parties.  In April 2010, we filed a partial motion to dismiss Transgenomic’s fraud claim, which was denied by the court in October 2010.  In June 2010, we filed a lawsuit against Transgenomic in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contains claims for trade secret misappropriation, breach of contract, misappropriation, conversion, unjust enrichment, quantum meruit and promissory estoppel as well as a request for injunctive relief.  In July 2010, we filed a non-suit to dismiss the case without prejudice.  We intend to re-file the claims against Transgenomic in the United States District Court for the District of Nebraska as counterclaims accompanying our response to the claims filed by Transgenomic.

In March 2010, Rockmore Investment Master Fund LTD (“Rockmore”) filed a lawsuit against us in the Supreme Court for the State of New York.  The lawsuit contains claims for breach of contract and specific performance related to a convertible debenture and common stock warrant that we previously issued to Rockmore.  In September 2010, Rockmore filed a motion for summary judgment and injunction regarding its claims, and in October 2010, we filed an opposition to their motion.  In October 2010, the court granted Rockmore’s motion for summary judgment, but denied its request for an injunction.

In April 2010, we filed a lawsuit against Richard Kraniak and Roger Kazanowski (“Kraniak and Kazanowski”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contains claims for violations of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  In May 2010, Kraniak and Kazanowski filed a motion to dismiss the lawsuit.  In June 2010, we filed a response to Kraniak and Kazanowski’s motion to dismiss as well as a first amended complaint against Kraniak and Kazanowski, and in October 2010 we filed a second amended complaint against Kraniak and Kazanowski.  In July 2010, Kraniak and Kazanowski filed counterclaims against the Company in the United States District Court for the Southern District of Texas, Houston Division.  The counterclaims contain claims for violations of securities laws, breach of contract, misrepresentation, civil conspiracy and defamation.  We filed an answer to the counterclaims denying each of the alleged claims.

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

In May 2010, we filed a lawsuit against Able Income Fund LLC (“Able Income Fund”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contains claims for violations of the Securities Act and the Exchange Act.  We subsequently moved for a default judgment on our claims due to Able Income Fund’s failure to timely respond to our lawsuit.  In July 2010, Able Income Fund filed a lawsuit against us in the Supreme Court of the State of New York.  The lawsuit contains claims for breach of contract and specific performance related to two convertible debentures and common stock warrants that we previously issued to Able Income Fund.  In September 2010, we filed a motion to dismiss Able Income Fund’s lawsuit.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2010, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In August 2010, we issued 1,000,000 shares of common stock to a consultant for consulting services.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In August 2010, we issued 440,252 shares of common stock to a consultant for consulting services.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In September 2010, we issued 2,000,000 shares of common stock to a consultant for consulting services.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

During the three months ended September 30, 2010, Rozetta-Cell made loans to us for a total of $68,800.  The loans are interest free and payable on demand.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

During the nine months ended September 30, 2010, we issued a total of 36,799,358 shares of common stock to warrant holders upon the exercise of outstanding warrants for total cash proceeds of $234,534.  These securities were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

POWER3 MEDICAL PRODUCTS, INC.

Date: November 10, 2010	/s/ Helen R. Park
Helen R. Park
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended