Form 10-K
period 2010-12-31
POWER 3 MEDICAL PRODUCTS INC
filed 2011-05-05
CIK 1063530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended:	December 31, 2010

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________ to __________.

Commission File Number:	000-24921

POWER3 MEDICAL PRODUCTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

New York	65-0565144
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26022 Budde Road The Woodlands, Texas	77380
(Address of Principal Executive Offices)	(Zip Code)

(281) 298-7944
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2010, was $16,583,257.

As of April 26, 2011, 513,848,729 shares of the registrant’s common stock were outstanding.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to fund future growth and implement our business strategy;

●	our dependence on a limited number of business partners for substantially all of our revenue;

●	projections of our future revenue, results of operations and financial condition;

●	anticipated deployment, capabilities and uses of our products and our product development activities and product innovations;

●	the importance of proteomics as a major focus of biological research;

●	competition and consolidation in the markets in which we compete;

●	existing and future collaborations and partnerships;

●	the utility of biomarker discoveries;

●	our belief that biomarker discoveries may have diagnostic and/or therapeutic utility;

●	our ability to comply with applicable government regulations;

●	our ability to expand and protect our intellectual property portfolio;

●	the condition of the securities and capital markets;

●	general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business;

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under “Item 1A.  Risk Factors” and “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 1.  Business.

Overview

We are a leading bio-technology company focused on the development and marketing of novel diagnostic products through the analysis of proteins.  We believe that the future of medicine will shift from a treatment paradigm to a prevention paradigm.  By understanding the proteins in a disease, we believe that individuals with a greater risk of developing a specific disease can be identified.  Physicians can use this information to improve patient outcomes and identify those individuals who would benefit from preventive therapies.  We employ a number of proprietary technologies that help us to understand the genetic basis of human disease and the role that proteins play in the onset, progression and treatment of disease.  We use this information to develop diagnostic products that are designed to assess an individual’s risk for developing disease (predictive medicine), an individual’s response to drug therapy (personalized medicine), and an individual’s risk of disease progression and disease recurrence (prognostic medicine).  Our goal is to provide physicians with critical information to guide the management of their patients to prevent disease, delay the onset of disease, or catch the disease at an earlier, treatable stage.

 Our business is focused on the development of novel diagnostic tests in the fields of cancer, and neurodegenerative and neuromuscular diseases such as amytrophic lateral sclerosis (commonly known as ALS or Lou Gehrig’s disease), Alzheimer’s disease and Parkinson’s disease.  We apply proprietary methodologies to discover and identify protein biomarkers associated with these diseases.  We use advanced protein separation methods to identify and resolve variants of specific biomarkers (known as “translational proteomics”).  This provides us with a procedure to measure a property or concentration of an analyte (known as an “assay”) and, ultimately, commercialize novel diagnostic tests.  These tools enable us to develop diagnostic tests for these diseases that can be sold through a variety of business partners.

We have established a scientific advisory board comprised of recognized leaders in their chosen fields who have strong affiliations with such institutions as the Baylor College of Medicine and the Sun Health Research Institute.  Our scientific team is headed by our Dr. Ira L. Goldknopf, who is our President and Chief Scientific Officer.  Dr. Goldknopf was a pioneer in the science of proteomics in the 1970s and 1980s and in so doing made a significant biochemistry discovery — the ubiquitin conjugation of proteins. We have leveraged the significant insights of our scientific advisory board and have discovered unique disease protein footprints of biomarkers in breast cancer, neurodegenerative disease, and drug resistance to chemotherapeutic agents as a result.

We continue to develop our protein biomarkers and related biomarker tests that will assist providers and payers to properly diagnose their patients. These tests are developed based on our know-how and expertise, in partnership with thought leaders and leading healthcare institutions, and intellectual property that we have developed, licensed from others or acquired from other parties. Our tests are available to patients by physician’s prescription to providers located primarily in the United States and may be performed in our laboratory or partnered with other test providers.  We are seeking partners for the production, marketing and selling of our diagnostic products and intend to seek approval from the Food and Drug Administration (“FDA”) for these products in the future.

Background

We were incorporated in Florida in May 1993 and reincorporated in New York in February 1995.  Prior to September 2008, we were a development stage company with our primary business activity focused exclusively on the development of our intellectual property assets in the area of diagnoses for breast cancer, ALS, Alzheimer’s disease and Parkinson’s disease.  In September 2008, Steven B. Rash, our Chief Executive Officer and Chairman of the Board at the time, resigned from all of his positions with us.  Ira L. Goldknopf, our sole remaining director and Chief Scientific Officer, was appointed as President and Interim Chairman of the Board.  Helen R. Park was appointed Interim Chief Executive Officer and Interim Chief Financial Officer.  Under the direction of this restructured management team, we implemented a new strategy focusing on commercialization of our intellectual property assets.   We have since developed a portfolio of products including BC-SeraPro™, a blood serum test for the early detection of breast cancer, and NuroPro®, a blood serum test for the detection of neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases.

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

Proteins play a crucial role in virtually all biological processes.  Diseases may be caused by a mutation of a gene that alters a protein directly or indirectly, or that alters the level of protein expression.  A protein biomarker is a protein or protein variant that is present in a greater or lesser amount in a disease state versus a normal condition.  By studying changes in protein biomarkers, researchers may identify diseases prior to the appearance of physical symptoms.  Historically, researchers discovered protein biomarkers as a byproduct of basic biological disease research.

Limitations of Existing Diagnostic Approaches

The healthcare industry continues its struggle to manage costs, as evidenced by the projected growth of United States health expenditures to $4.4 trillion in 2018 [National Healthcare Expenditure Data project 2008]. While the use of therapeutics continues to grow, treatment continues, for the most part, to be delivered through a trial-and-error approach and drugs are generally developed to treat broad populations without regard for the difference in response by certain individuals.  The cost of prescribing potentially harmful medications in hospitals has been estimated by the Institute of Medicine to be at least $3.5 billion a year, including 400,000 preventable drug-related injuries each year in hospitals, 800,000 in long-term care settings, and at least 500,000 in outpatient Medicare recipients [Institute of Medicine of the National Academies, 2006].

The “in vitro” diagnostic industry manufactures and distributes products that are used to detect thousands of individual components present in human derived specimens. However, the vast majority of these assays are used specifically to identify single protein biomarkers.  The development of new diagnostic products has been limited by the complexity of disease states, which may be caused or characterized by several or many proteins. Diagnostic assays that are limited to the detection of a single protein often have limitations in clinical specificity (true negatives) and sensitivity (true positives) due to the complex nature of many diseases. Diagnostic products that are limited to the detection of a single protein may lack the ability to detect more complex diseases, and thus produce results that are unacceptable for practical use.

Power3’s Solution

We apply translational proteomics tools and methods to analyze biological information to discover associations between proteins, protein variants, protein-protein interaction and diseases. This enables us to address the market for niche diagnostic tests.  We believe that efforts to diagnose cancer and other complex diseases have failed in large part because the disease is heterogeneous at the causative level and at the human response level.  Thus, a single protein biomarker is unlikely to provide meaningful information about a complex disease state.  We believe that our approach of monitoring and combining multiple protein biomarkers using a variety of analytical techniques enables us to develop diagnostic tests with sufficient sensitivity and specificity to aid the physician considering treatment options for patients with complex diseases.

We have developed diagnostic tests that help physicians predict an individual’s predisposition for a disease to better characterize, monitor progression of and select appropriate therapies for the disease. By using multiple biomarkers, we are able to better encompass the disease and host response heterogeneity. In addition, by examining specific biomarkers with greater resolution, we believe we can improve the specificity of our diagnostic biomarkers. These modifications reflect both the pathophysiology and host response.  This is accomplished by using an advanced protein separation system (integrated equipment, reagents and software) to identify combinations of specific biomarkers leading to commercialization of disease-specific assays.

Our goals are to: (i) identify biomarkers that can form the basis of molecular imaging targets, (ii) facilitate more efficient clinical trials of new therapeutics by providing biomarkers that stratify patients according to likelihood of response, and (iii) develop novel diagnostic tests to address unmet medical needs.  We concentrate primarily in the areas of cancer and neurodegenerative and neuromuscular diseases such as ALS, Alzheimer’s disease and Parkinson’s disease because these areas generally lack quality diagnostic tests.  We believe patient outcomes will be significantly improved by the development of novel diagnostic tests.

Addressing the Heterogeneity of Disease

We intend to create a diagnostics paradigm that is based on risk stratification, multiple-biomarker testing and information integration. We believe that any specific disease is heterogeneous and, therefore, that relying on a single disease biomarker to provide a simple “yes-no” answer is likely to fail. We believe that a better understanding of heterogeneity of disease and human response is necessary for improved diagnosis and treatment of many diseases.

Validation of Biomarkers Through Proper Study Design

Peer-reviewed publications contain reports of novel biomarkers or biomarker combinations associated with specific diseases. Few of these are used clinically. Preliminary research results fail to canvas sufficient variation in study populations or laboratory practices and, therefore, the vast majority of candidate biomarkers fail to be substantiated in subsequent studies. Recognizing that validation is the point at which most biomarkers fail, our strategy is to reduce the attrition rate between discovery and clinical implementation by building validation into the discovery process. Biomarkers fail to validate due to pre-analytical and analytical factors. Pre-analytical factors include study design that does not mimic actual clinical practice, inclusion of the wrong types of control individuals and demographic bias.  Analytical factors include poor control over laboratory protocols, inadequate randomization of study samples and instrumentation biases. Finally, the manner in which the data are analyzed can have a profound impact on the reliability of the statistical conclusions.

When designing clinical studies, we begin with the clinical question, which will drive the downstream clinical utility of the biomarkers.  By starting with building validation into the discovery process, are studies are designed to include the appropriate cases and control groups.  We incorporate an initial validation component in the discovery component.  We place an emphasis on multi-institutional studies, inclusion of clinically relevant controls, using qualified and trained operators to run assays and collect data.   To date, we have analyzed more than 2,000 samples from eight medical centers.  When analyzing the complex proteomics data, we use a variety of approaches and look for concordance between approaches since individual and group performance of biomarkers deemed significant by multiple statistical algorithms are more likely to reflect biological conditions than mathematical artifacts.

Creating and Maintaining a Multi-Disease Product Pipeline

We develop diagnostic tests based on biomarkers discovered in sponsored programs with academic collaborators and through the in-license of biomarkers and assays from academic customers.  We have obtained access to biomarkers that may potentially lead to additional diagnostic tests. Going forward, we will continue to identify users who may provide additional biomarker discoveries for our diagnostics test pipeline. We also have the opportunity to identify biomarkers discovered on other proteomic platforms that will complement our existing product pipeline. We have entered into collaboration, research, material transfer, and license agreements with several academic institutions, to support  large-scale clinical studies.  These studies involve the analysis of large numbers of samples from healthy and diseased individuals. The goal of these studies is to identify sets of proteins that serve as biomarkers for a specific disease.

Strategy

Our strategy is to understand the relationship between proteins and human diseases in order to develop the next generation of molecular diagnostic products.  Through our proprietary technologies, we believe we are positioned to identify important disease proteins and the biological pathways in which they are involved to better understand the underlying molecular basis for the cause of human disease.  We believe that identifying these proteins and pathways will enable us to develop novel molecular diagnostic products.  Our business strategy includes the following key elements:

●
Discover important disease proteins, understand their function and determine their role in human disease. We will continue to use our proprietary technologies in an effort to efficiently discover important proteins and to understand their role in human disease.

●
Acquire promising biomarkers/patents from other organizations. We intend to take advantage of in-licensing or acquisition opportunities to augment our in-house product development programs.  We recognize that we cannot meet all of our research discovery needs internally and can benefit from the research performed by other organizations. We intend to leverage our product development expertise to acquire new product opportunities in diagnostic areas of focus.

●
Grow our diagnostic test business in the U.S.   We will seek to increase sales of our existing diagnostic products in the U.S.  Additionally, we will pursue new product opportunities in the areas of predictive, personalized, and prognostic medicine.  We believe that our diagnostic products will play an increasingly important role in the management of a patient’s healthcare.

●
Expand our diagnostic product business internationally. We intend to establish operations in Europe in the future and market our current and future diagnostic products and any future products in the major market countries in Europe for which we believe there is an attractive commercial opportunity, subject to any required regulatory approvals and the license rights to our products.

In furtherance of our strategy, we are advancing our pre-clinical pipeline of therapeutics and related biomarkers, developing, acquiring and/or in-licensing and advancing therapeutics, leveraging our know-how and expertise in drug and biomarker development, and working with providers, payers and others to accelerate uptake and adoption of our diagnostic tests in clinical care with the goal of improving cost and clinical outcomes.  We are seeking partners for the production, marketing and selling of our products, and may seek to work with these partners to assist us in obtaining FDA approval of our products.

Products and Product Candidates

We have developed a portfolio of products including BC-SeraPro™, a blood serum test for the early detection of breast cancer, and NuroPro®, a blood serum test for the detection of neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases.  These products are designed to analyze proteins and their mutations to assess an individual’s risk for developing disease.  Future products and services are expected to originate from our internal research and development programs, collaborative efforts and alliances with third parties, and acquisitions of complementary technologies and businesses.

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

BC-SeraPro™ is a proteomic test for the diagnosis of breast cancer. It measures the quantitative expression level of 22 protein biomarkers in blood serum that differentiate between breast cancer patients and control subjects.  BC-SeraPro™ is an accurate and minimally-invasive test that can detect the disease at a point when treatment is both more effective and less expensive.  It avoids the discomfort, inconvenience, x-ray exposure, and emotional stress of repeated mammogram exams and can exclude malignancy at higher accuracy than mammography.  In a 60-patient blind test study, BC-SeraPro™ demonstrated an 80% sensitivity and 87% specificity for the detection of breast cancer.  Results of the BC-SeraPro™ test are not considered a stand-alone diagnosis nor a guarantee, but are intended to be used in conjunction with other breast cancer diagnostic tools.

We have completed Phase 1 clinical trials and will soon be commencing Phase II clinical trials for BC-SeraPro.™  Application of this test will have a future impact on how breast disease will be diagnosed, monitored, and managed and is intended to be used in conjunction with mammography, breast MRIs and other diagnostic tools used in the detection of breast cancer.  We are seeking partners for the production, marketing and selling of BC-SeraPro™.

NuroPro®

The three neurodegenerative diseases that affect the most people in the United States each year are Alzheimer’s disease, Parkinson’s disease and ALS. The Alzheimer’s Association reports that Alzheimer’s disease is the most common form of dementia, affecting over 5.1 million Americans, of which 4.9 million are 65 or older. Every 72 seconds, someone in America develops Alzheimer’s disease and by mid-century, someone will develop Alzheimer’s disease every 33 seconds. People as young as 30 years old can contract the disease and one in ten people age 65 and over have Alzheimer’s disease. In addition, the American Parkinson’s Disease Association reports that more than 1.5 million people in America have Parkinson’s disease, affecting about 1 in 100 Americans over the age of 60, and a new case of Parkinson’s disease is diagnosed every 9 minutes. On a smaller scale, the ALS Association reports that an average of approximately 30,000 Americans are afflicted with ALS, with 5,000 new cases diagnosed annually.

NuroPro® is a blood serum protein neurodegenerative disease diagnostic screening test.  NuroPro® measures the quantitative expression level of protein biomarkers in the serum that differentiate between patients with neurodegenerative diseases and control subjects.  It uses blood serum protein biomarkers to provide more accurate, quantifiable, minimally invasive tools for differential diagnosis of the neurodegenerative diseases to help provide more effective treatment.  It is comprised of a series of three separate and distinct blood serum tests that have been designed to diagnose Alzheimer’s, Parkinson’s and ALS diseases in individuals. The tests monitor the concentration of selected proteins residing in a panel of blood serum protein biomarkers.  They determine whether a patient has a neurodegenerative disease, such as Alzheimer’s, Parkinson’s or ALS diseases.  With NuroPro®, we have identified groups of unique markers that appear to distinguish normal patients from those with motor neuron, cognitive, movement and other neurological disorders.

Diagnosis of neurodegenerative diseases such as Alzheimer’s disease, Parkinson’s disease and ALS can be difficult, especially in early stages where there is often an insidious onset of symptoms overlapping with different disorders. This results in delayed diagnosis and treatment initiation.  NuroPro® has the potential to become the first clinical diagnostic test available for the early detection of neurodegenerative diseases.

We have completed Phase I clinical trials for NuroPro® and are currently completing Phase II clinical trials.  We are seeking partners for the production, marketing and selling of NuroPro®.

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

We are required under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) to verify that our suppliers of key components for our diagnostic products are in compliance with all applicable FDA regulations.  We believe that this requirement increases the difficulty in arranging for alternative supply sources, particularly for components that are from “single source” suppliers, which means that they are currently the only viable supplier of custom-ordered components.  If any of the components of our products or any of the kits used for our laboratory testing services are no longer available in the marketplace, or are not available on commercially acceptable terms, we may be forced to further develop our products or testing services to use alternative components or test kits or discontinue the products or testing services.

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

Research and Development

Our research and development efforts are focused on the identification and validation of proteins that are associated with cancer, neurodegenerative diseases and neuromuscular diseases.  In conducting these activities, we are using proprietary proteomics discovery platforms to develop protein-based diagnostic products and to identify and validate novel diagnostic targets. Through our research, we have been able to demonstrate that a particular protein can be used as a biological point of intervention for a diagnostic product designed to affect a particular disease or medical condition. In addition, our proteomics research has demonstrated that a particular protein can be used as a marker for diagnosing a disease, or for predicting disease prognosis or responsiveness to therapeutic intervention.  These proteins may ultimately lead to the development of therapeutic products and also may lead to the development of diagnostic products, whether or not they result in effective diagnostic products.

Before a protein is used as a therapeutic target or diagnostic marker, we conduct extensive validation studies involving additional complementary testing or analysis performed to confirm its biological relevance and potential medical utility.  Our discovery platform uses proprietary methodologies, trade secrets and accepted technologies that have been optimized and validated for reproducible discovery and analysis of disease specific protein biomarkers in clinically relevant patient samples. Following sample preparation, a quantitative 2D gel electrophoresis system is used for the separation of proteins. The gels are stained, digitally scanned and the digital images are analyzed with unprecedented reproducibility and sensitivity for quantitative differences of protein biomarkers in disease vs. control patient samples. These differences are evaluated using advanced bio-statistical analysis to generate statistical models for the disease and control sample groups. This statistical model is then applied to new patient samples and used to predict their diagnosis. Biomarkers of interest can be removed from the 2D gel matrix and analyzed by fingerprinting and amino acid sequence analysis on a liquid chromatograph – tandem mass spectrometer. This information is then cross-referenced on a worldwide database and the results are combined with results from additional protein chemistry analysis to identify the specific protein biomarkers.

In the area of neurodegenerative diseases and breast cancer, we have completed research and clinical validation studies involving over 2,000 patient samples.  We use bio-statistical analysis to monitor panels of biomarkers for diagnostic sensitivity and specificity for disease, normal and disease controls. By testing patient body fluids and tissues, including blood serum (for breast cancer and neurodegenerative diseases), and bone marrow aspirates (for leukemia patients), we have discovered unique protein biomarker patterns that cover a broad range of diseases, including: (i) cancer, such as breast, bladder, stomach, and esophageal cancer, and leukemia, and (ii) neurodegenerative diseases, such as Alzheimer’s, Parkinson’s and ALS diseases.

Collaborations and Licensing Agreements

We have been a party to collaboration and/or licensing agreements during the past several years and expect to enter into several more during 2011.  These types of agreements provide us with an opportunity to work with organizations that have particular expertise or intellectual property that complements the expertise and intellectual property that we have.  Under these agreements, we typically grant or receive a license to develop intellectual property rights in return for royalties received upon the sale of diagnostic tests and products produced under the agreement.

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

We are currently a party to an Exclusive License Agreement with the Baylor College of Medicine.  Under the agreement, we received exclusive rights to the United States Patent Application entitled “Biomarkers for Neurodegenerative Disease.”  In return, the Baylor College of Medicine was entitled to receive a licensing fee, royalties and a milestone payment, including all legal costs.

Clinical Validation Trials

We completed a 200 patient prospective Phase I clinical validation trial of our NuroPro® diagnostic test for Alzheimer’s disease and Parkinson’s disease during 2009.  As with the previous studies using retrospective patient samples, we used our existing proprietary and patent-pending technologies to analyze the samples by monitoring existing and seeking new additional NuroPro® protein biomarkers for the blood tests for the early detection of these neurodegenerative diseases. We received and analyzed 36 AD, 62 PD, and 70 controls from age and gender matched control samples that showed greater than expected sensitivity and specificity.  We obtained our blood serum samples from patients in Greece and Arizona utilizing rigid sample collection protocols.  We completed the analysis in our laboratory.  The consistency in the sample results from both the US and Greece samples indicated how robust this test is in diverse populations.  We obtained better than expected results for our Parkinson’s disease tests and are engaged in numerous validation studies for Alzheimer’s disease and similar neurological disorders.   We intend to bring these diagnostic tests to market during 2011.

We also completed a 300 patient Phase I and II clinical validation trial of blood serum samples using our NuroPro® diagnostic screening test during 2009 in collaboration with the Cleo Roberts Center of Clinical Research of the Banner Sun Health Research Institute under the direction of Dr. Marwan N. Sabbagh, director of the Banner Sun Health Research Institute and a national leader in Alzheimer’s disease.  For Phase I, Sun Health provided us with 100 clinically confirmed samples of Alzheimer’s disease and age and gender matched control samples.  For Phase II, Sun Health provided us with 25 samples clinically confirmed samples of Alzheimer’s disease, Alzheimer’s disease-like controls, and age and gender matched control samples.  We have run these samples in the lab and are currently engaged in image and statistical analysis.

During 2011, we intend to begin commercializing and monetizing our research, intellectual property and diagnostic tests.  We will also be continuing and expanding our collaboration and clinical validation trials for NuroPro® with physician scientists Dr. Marwan Sabbagh of the Sun Health Research Institute and Dr. Stanley H. Appel of the Methodist Neurological Institute.

Publications and Presentations

We are actively publishing and presenting the results of our proteomics research in major scientific journals and international scientific meetings.  These publications and presentations provide validation of our reputation as a leader in diagnostic science.  Examples of some of the recent publications and presentations that we have made are as follows:

●
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

●
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

●
Dr. Goldknopf presented our results with Neurodegenerative diseases and drug resistance in leukemia at the Cambridge Healthtech Biomarker Discovery Summit in Philadelphia, Pennsylvania on October 1, 2008.

●
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

●
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

●
In July 2010, Lourdes R. Bosquez, MD, Dr.  Goldknopf and Marwan Sabbagh, MD, presented four abstracts at the annual meeting of the International Congress of Alzheimer’s Disease in Honolulu, Hawaii. The presentations covered results from protein biomarker discovery, drug response, test development, and ongoing clinical validation trials of the NuroPro® AD biomarkers and blood test for Alzheimer’s disease.

Sales and Marketing

We currently have no sales or marketing employees.  However, we intend to establish a small sales force during 2011 to promote our diagnostic tests.  This sales team will market our diagnostic tests in a variety of ways, such as placing calls to specialists who work in the particular medical fields that would be benefited by our diagnostic tests.  We also intend to add resources to focus on both the provider and payer markets specifically in managed care contracting and reimbursement.

Customers

Our target customers consist of future commercialization partners, hospitals, laboratories and medical clinics that perform diagnostic testing.  In addition, many health plans and employers are beginning to view biomarker testing as an important next step in managing healthcare costs. Despite this, there is an ongoing requirement to develop the data that support these tests and an educational process for providers, patients, and payers required for the adoption of these tests into clinical practice and payment plans. We are working directly with thought leaders, leading academic institutions, physicians, hospitals, payers, professional associations, healthcare coalitions, information technology companies and other healthcare constituents to set the stage for market introduction and adoption of these tests.

Strategic Acquisitions

We are continually seeking opportunities that may provide us with, among other things, therapeutic assets, promising biomarkers with intellectual property protection, new technologies, and key personnel that could augment these efforts.  From time to time, we may pursue acquisitions which we believe will meet these goals.

On September 7, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rozetta-Cell Life Sciences, Inc., a Nevada corporation (“Rozetta-Cell”), pursuant to which Rozetta-Cell will merge with and into us, the separate corporate existence of Rozetta-Cell will cease, and we will continue as the surviving company.

Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of both us and Rozetta-Cell, if the merger is completed, each outstanding share of Rozetta-Cell common stock will be converted into the right to receive 10 shares of our common stock, subject to certain adjustments as provided in the Merger Agreement.

The Merger Agreement contains customary representations and warranties by us and Rozetta-Cell, covenants by Rozetta-Cell to conduct its business in the ordinary course until the merger is consummated, and covenants by Rozetta-Cell to not take certain actions until the merger is consummated.  Rozetta-Cell has also agreed to not solicit proposals relating to business combination transactions with other parties or enter into discussions concerning any proposals for business combination transactions with other parties.

Consummation of the merger is subject to certain customary conditions, including, among others, the approval of the merger by the shareholders of Rozetta-Cell, the approval of the issuance of shares of our common stock in connection with the merger by our shareholders, the approval of an amendment to our certification of incorporation by our shareholders to increase the number of shares of common stock authorized for issuance to that number of shares necessary to ensure that an adequate number of shares is available for issuance to the shareholders of Rozetta-Cell, the receipt of any required governmental approvals and expiration of applicable waiting periods, the accuracy of the representations and warranties of us and Rozetta-Cell (generally subject to a material adverse effect standard), and material compliance by us and Rozetta-Cell with their respective obligations under the Merger Agreement.

                The Merger Agreement contains certain termination rights of us and Rozetta-Cell, including the right to terminate the Merger Agreement if the merger is not completed by December 31, 2010.

On December 31, 2010, we entered into a First Amendment and Waiver to Agreement and Plan of Merger with Rozetta-Cell (the “Amendment”) which amends the Merger Agreement.  Under the terms of the Amendment, we and Rozetta-Cell agreed to extend the outside date by which the merger must close to June 30, 2011 and require the conversion of all issued and outstanding shares of our Series B preferred stock into shares of our common stock by the holders thereof subsequent to approval of the merger by our shareholders, but prior to completion of the merger.

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

We believe that success in the proteomics industry is dependent upon the ability of companies to:

●	identify proteomic biomarkers that will enable the clinical development program with the potential for clinical utility;

●	establish validated proteomic tests with adequate predictive characteristics;

●	understand the complexity of the proteomic underpinnings of disease, and the related complexity of identifying and validating proteomic biomarkers;

●	obtain patent protection for protein biomarkers and their clinical utility;

●	establish efficacy and safety in a clinical development program;

●	demonstrate data that supports test adoption and reimbursement; and

●	gain marketing approval under CLIA and, later, the FDA and other regulatory agencies.

            There are several other companies engaged in the research of proteomics and its application to biomarker discovery capabilities, including:

●	Celera Corporation, a company engaged in proteomics, bioinformatics and genomics that identifies and develops drug targets and discover and develop new therapeutics;

●	Vermillion Inc., a biomarker discovery assay development and characterization company;

●	BioRad, a seller of biomarker discovery equipment;

●	Satoris, a developer of cytokines-based plasma biomarkers test for Alzheimer’s disease;

●	Myriad Genetics, a developer of therapeutic and diagnostic products using genomic and proteomic technologies; and

●	Provista Life Sciences, a developer of blood serum protein biomarker diagnostic tests for breast cancer and Alzheimer’s disease.

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

Government Regulation

In the U.S. and in other countries, the development and commercialization of diagnostic products and clinical laboratory testing services are heavily regulated by governmental agencies.  These requirements vary from country to country.  Currently, the principal market for our diagnostic products and services is the United States.  The U.S. regulatory requirements applicable to our business are described below.

CLIA and Other Laboratory Licensure

Laboratories like ours that perform testing on human specimens for the purpose of providing information for diagnosis, prevention or treatment of disease or assessment of health are subject to CLIA.  CLIA is a federal law that regulates clinical laboratory testing performed on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease.  CLIA is intended to ensure the quality and reliability of clinical laboratory testing in the United States.  CLIA certification requires that each clinical laboratory to be inspected every other year in addition to being subject to random CLIA inspections.  Our clinical laboratory is also subject to license requirements imposed by the State of Texas. Texas laws establish quality standards for day-to-day operation of the clinical laboratory, including the training and skills required of personnel and quality control.  If a CLIA or state inspector finds deficiencies, that finding could lead to the revocation or suspension of, or limitations being placed upon, our CLIA accreditation or Texas license.  Any revocation, suspension, or limitation could prevent us from performing all or some of its clinical laboratory testing services and could harm our operating results and financial condition.

Food and Drug Administration

In the U.S., the FDA classifies in vitro diagnostic products as “devices.” The FDA’s Center for Devices and Radiological Health and Center for Biologics Evaluation and Research regulate these products.  The diagnostic products that we market do not currently require FDA approval.  Our current diagnostic tests take advantage of the “laboratory developed test” exception from FDA review.  The FDA maintains that it has authority to regulate the development and use of laboratory developed tests as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act, but to date has decided not to exercise its authority with respect to most laboratory developed tests performed by high complexity CLIA-certified laboratories as a matter of enforcement discretion.  The FDA regularly considers the application of additional regulatory controls over the use of laboratory developed tests by laboratories such as ours.  Further, the FDA has recently been petitioned to exercise regulatory authority over certain laboratory developed tests and to initiate enforcement action against companies that make effectiveness claims about laboratory developed tests that are without sufficient analytical and clinical support.  As a result, it is possible that the FDA may look at the sale and use of laboratory developed tests with heightened scrutiny or modify their regulatory approach with respect to laboratory developed tests.

Our diagnostic products have not obtained FDA premarket clearance or approval.  If FDA regulation of laboratory developed tests increases or if regulation of the various medical devices used in laboratory-developed testing ensues, it would lead to an increased regulatory burden resulting in additional costs and delays in introducing tests, including genetic tests.  This may hinder us from developing and marketing certain products or services and could harm our operating results and financial condition.

HIPAA and Other Privacy Laws

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) established for the first time comprehensive United States protection for the privacy and security of health information.  The HIPAA standards apply to three types of organizations, or “Covered Entities”:  health plans, healthcare clearing houses, and healthcare providers which conduct certain healthcare transactions electronically. Covered Entities must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information.  Specifically, Title II of HIPAA, the Administrative Simplification Act, contains four provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the healthcare system and the standardization of data content, codes and formats used in healthcare transactions.  The privacy regulations protect medical records and other personal health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose.  We are currently subject to the HIPAA regulations and maintain an active program designed to address regulatory compliance issues.  Penalties for non-compliance with HIPAA include both civil and criminal penalties.  Violations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

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

Environmental Matters

We are subject to licensing and regulation under federal, state and local laws, such as the Environmental Protection Act and the Toxic Substance Control Act, relating to the handling and disposal of medical specimens and hazardous waste as well as to the safety and health of laboratory employees.  Our laboratory facility in The Woodlands, Texas is operated in material compliance with applicable federal and state laws and regulations relating to disposal of all laboratory specimens.  Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials.  We could be subject to damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials.

The Federal Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating to workplace safety for healthcare employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis virus.  These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals and transmission of the blood-borne and airborne pathogens.

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

Employees

As of April 26, 2011, we had a total of three employees.  Of this amount, two were full-time employees and one was a part-time employee.  We utilize the services of several full-time and part-time consultants as well as contract research organizations and other outside specialty firms for various services such as clinical trial support, manufacturing and regulatory approval advice.  None of our employees are represented by a labor union, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

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

We incurred net losses to common shareholders of approximately $20.3 million for the year ended December 31, 2009, and had an accumulated deficit of approximately $79 million at December 31, 2010.  While we generated net income of approximately $10.5 million during the year ended December 31, 2010, this net income resulted primarily from a non-cash derivative gain that we recognized during the year.  We incurred a loss from operations of approximately $2.1 million during the year ended December 31, 2010.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2010 contained a qualification raising a substantial doubt about our ability to continue as a going concern.  We can provide no assurance regarding when, if ever, we will become profitable.  As a result, we may continue to generate losses for the foreseeable future.

We will need to raise additional funds in the future to cover our debt obligations, long-term contractual obligations and operating expenses, which funds may not be available or, if available, may not be available on acceptable terms.

We have debt obligations of over $1 million that are currently in default and/or payable on demand.  A summary of the material terms of these debt obligations is set forth under Note 9 to our audited financial statements beginning on page F-1 of this report.  Our inability to satisfy these obligations upon demand by the lenders thereof may subject us to costly litigation and seriously harm our business, financial condition and results of operations.

We also have significant long-term contractual obligations that we must satisfy over the next several years.  We are a party to an employment agreement and consulting agreement with Ira L. Goldknopf and Helen R. Park, respectively, pursuant to which they are currently entitled to receive annualized base salaries of $125,000 and $100,008, respectively.  We must also make payments under the operating leases for our office space in The Woodlands, Texas in the aggregate amount of approximately $99,000 during 2011.  A summary of the material terms of these employment agreements and the lease and our financial obligations thereunder is provided herein under “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations.”  If we are unable to satisfy these obligations as they become due, our business may be materially and adversely affected.

We may also incur significant operating expenses over the next 12 months as we:

●	enter into licensing arrangements, collaborations or joint ventures;

●	engage in research and development activities;

●	obtain new patent rights and other intellectual property;

●	acquire or license other technologies;

●	settle litigation to which we are currently a party;

●	comply with regulatory changes;

●	upgrade our operational and financial systems, procedures and controls; and

●
comply with state and federal laws governing our business operations, comply with Securities and Exchange Commission (“SEC”) reporting requirements and fulfill the other responsibilities that we have as a public company.

Furthermore, we may experience a material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties.

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

An unexpected adverse outcome in litigation to which we are currently a party could render us liable for a judgment that we are unable to pay.

We are currently a party to numerous lawsuits.  While we do not believe that a material loss is probable with respect to any of the lawsuits, and unexpected finding by a court could result in a judgment against us that we may be unable to pay.  We have recently settled some of the litigation to which we were a party during 2010 by issuing shares of our common stock.  In the event we are found liable for a monetary amount under any of our remaining lawsuits and are unable to pay the amount of the judgment in cash or shares of our common stock, our business and operations could be materially negatively impacted.  A description of the litigation to which we are currently a party is set forth herein under “Item 3.  Legal Proceedings.”

Our expected growth could strain our personnel and infrastructure resources.

We expect to enter a stage of rapid growth in our operations which could place a significant strain on our management, administrative, operational and financial infrastructure.  Our future success will depend in part upon the ability of our management to manage growth effectively.  This may require us to hire and train additional personnel to manage our expanding operations.  In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures.  If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

Clinical trials for our diagnostic product candidates may not be successful.

Clinical trials for our product candidates may not begin on time, may not be completed on schedule, or at all, or may not be sufficient for registration of the products or result in products that can receive necessary clearances or approvals. Numerous unforeseen events during, or as a result of, clinical testing could delay or prevent commercialization of our or our collaborators’ or licensees’ diagnostic product candidates.  Diagnostic product candidates that appear to be promising at early stages of development or early clinical trials may later be found to be unsafe, ineffective, or to have limited medical value. If we are unable to successfully complete clinical trials for diagnostic product candidates, our operating results and financial condition would be harmed.

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

Our ability to successfully commercialize diagnostic products that we may develop, such as tests, kits and devices, will depend on several factors, including:

●	our ability to convince the medical community of the safety and clinical efficacy of our products and their advantages over existing diagnostic products;

●	our ability to obtain necessary regulatory approval of our diagnostic products;

●	our ability to further establish business relationships with other diagnostic companies that can assist in the commercialization of these products;

●	the willingness of physicians and patients to utilize our products; and

●	the extent to which Medicare and third-party payers provide full or partial reimbursement coverage for our products.

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

Collaborative agreements generally pose the following risks:

●	collaborators may not pursue further development and commercialization of products resulting from collaborations or may elect not to continue or renew research and development programs;

●
collaborators may delay clinical trials, underfund a clinical trial program, stop a clinical trial or abandon a product, repeat or conduct new clinical trials or require a new formulation of a product for clinical testing;

●	collaborators could independently develop, or develop with third parties, products that could compete with our future products;

●	the terms of our agreements with our current or future collaborators may not be favorable to us;

●
a collaborator with marketing and distribution rights to one or more products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenue from the commercialization of a product;

●	disputes may arise delaying or terminating the research, development or commercialization of our products, or result in significant litigation or arbitration; and

●	collaborations may be terminated which, if terminated, would result in us having to contribute additional capital if we elected to pursue further development of the product on our own.

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

Each of our existing collaboration, license and similar agreements with other companies for the development and commercialization of products may be canceled under some circumstances. These agreements generally may be terminated under circumstances including a material breach or default of the agreement, a change in control, or the insolvency or bankruptcy of either party. In addition, the amount and timing of resources to be devoted to research, development, clinical trials, and commercialization activities by our collaborators and licensees are generally not within our control. We expect that collaboration, license, and similar agreements entered into in the future, if any, will have similar terms and limitations. Furthermore, even if these agreements contain commitments regarding these activities, our collaborators or licensees may not perform their obligations as expected. If collaborators or licensees terminate their agreements or otherwise fail to conduct their collaborative or licensed activities in a timely manner, or at all, the development or commercialization of diagnostic products may be delayed or prevented. If we assume responsibility for continuing diagnostic programs on our own after termination of a collaboration, license or similar agreement, we may be required to devote additional resources to product development and commercialization or we may need to cancel some development programs. Any reallocation of additional resources to product development and/or commercialization or cancellation of development programs may harm our operating results and financial condition.

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

In some instances, patent applications in the U.S. are maintained in secrecy until a patent is issued. In most instances, the content of U.S. and international patent applications is made available to the public approximately eighteen months after the initial filing from which priority is claimed. As a result, we may not be aware that others have filed patent applications for inventions covered by our patent applications and may incorrectly believe that our inventors were the first to make the invention. Accordingly, our patent applications may be preempted or we may have to participate in interference proceedings before the U.S. Patent and Trademark Office (“USPTO”).  These proceedings determine the priority of invention and the right to a patent for the claimed invention in the U.S. In addition, disputes may arise in the future with regard to the ownership of rights to any invention developed with collaborators which could result in delays in, or prevent, the development of related products.

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

There has been substantial litigation and other legal proceedings regarding patents and other intellectual property rights relevant to diagnostic and biotechnology products and services. The intellectual property rights of biotechnology companies, including those held by us, are generally uncertain and involve complex factual, scientific and legal questions. Our success in diagnostic product development, clinical laboratory testing and therapeutic target discovery may depend, in part, on our ability to operate without infringing the intellectual property rights of others and our ability to prevent others from infringing our intellectual property rights. Also, contractual disputes related to existing license rights to patents owned by others may affect our ability to develop, manufacture and sell our products and clinical laboratory testing services.

We may initiate proceedings at the USPTO to determine our patent rights with respect to others. Also, we may initiate patent litigation to enforce our patent rights or invalidate patents held by others. These legal actions may similarly be initiated against us by others alleging that we are infringing their rights. The cost to us of any patent litigation or proceedings, even if we are successful, could be substantial, and these legal actions may absorb significant management time. Even if we are successful on the merits in any such proceeding, the cost of these proceedings could harm our operating results and financial condition.

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

The proteomics, biotechnology and pharmaceutical industries are intensely competitive.  We have numerous competitors in the United States and elsewhere.  Our competitors include major multinational pharmaceutical, biomedical and biotechnology companies, specialized firms and universities and other research institutions.  Many of these competitors have greater financial and other resources, larger research and development staffs and more effective marketing and manufacturing organizations than we do.  In addition, academic and government institutions have become increasingly aware of the commercial value of their research findings.  These institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products.  Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies.  Many of these competitors have significant products that have been approved or are in development and operate large, well-funded research and development programs.

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

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future.  In particular, there is risk of healthcare reform or other legislative activity in 2011 that may result in changes in the regulatory or payor environment that may adversely affect our business.  Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

●	federal and state laws applicable to billing and claims payment;

●	federal and state laboratory anti-mark-up laws;

●	federal and state anti-kickback laws;

●	federal and state false claims laws;

●	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

●	coverage and reimbursement levels by Medicare and other governmental payors and private insurers;

●	federal and state laws governing laboratory licensing and testing, including CLIA;

●	federal and state laws governing the development, use and distribution of diagnostic medical tests known as “laboratory developed tests”;

●	HIPAA and analogous state laws;

●	federal, state and local laws governing the handling and disposal of medical and hazardous waste;

●	OSHA rules and regulations; and

●	changes to other federal, state and local laws, including tax laws.

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

Our clinical laboratory, located in The Woodlands, Texas, is regulated by CLIA.  CLIA is a federal law that regulates clinical laboratory testing performed on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratory testing in the United States.  CLIA certification requires each clinical laboratory to be inspected every other year in addition to being subject to random CLIA inspections.  Our clinical laboratory is also subject to license requirements imposed by the State of Texas.  Texas laws establish quality standards for day-to-day operation of the clinical laboratory, including the training and skills required of personnel and quality control.  If a CLIA or state inspector finds deficiencies, that finding could lead to the revocation or suspension of, or limitations being placed upon, our CLIA accreditation or Texas license.  Any revocation, suspension or limitation could prevent us from performing all or some of its clinical laboratory testing services and could harm our operating results and financial condition.

In addition, our current diagnostic tests take advantage of the “laboratory developed test” exception from FDA review. The FDA maintains that it has authority to regulate the development and use of laboratory developed tests as diagnostic medical devices under the Federal Food, Drug and Cosmetic Act, but to date has decided not to exercise its authority with respect to most laboratory developed tests performed by high complexity CLIA-certified laboratories as a matter of enforcement discretion.  Our diagnostic products have not obtained FDA premarket clearance or approval.  The FDA regularly considers the application of additional regulatory controls over the use of laboratory developed tests by laboratories such as ours.  Further, the FDA has recently been petitioned to exercise regulatory authority over certain laboratory developed tests and to initiate enforcement action against companies that make effectiveness claims about laboratory developed tests that are without sufficient analytical and clinical support.  As a result, it is possible that the FDA may look at the sale and use of laboratory developed tests with heightened scrutiny or modify their regulatory approach with respect to laboratory developed tests.  If FDA regulation of laboratory developed tests increases or if regulation of the various medical devices used in laboratory-developed testing ensues, it would lead to an increased regulatory burden resulting in additional costs and delays in introducing tests, including genetic tests.  This may hinder us from developing and marketing certain products or services and could harm our operating results and financial condition.

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

We have historically generated almost all of our revenue through a limited number of collaboration and licensing partners.

A limited number of collaboration and licensing partners have generated almost all of our historical revenue.  Although we are attempting to expand the number of collaboration and licensing partners that we have, we can provide no assurance that we will be successful in doing so.  In the event we are unable to enter into successful relationships with additional collaboration and licensing partners, our business, financial condition and results of operations could be materially and adversely affected.

Some of our diagnostic research and product development programs require access to human tissue and/or blood samples, other biological materials and related information which may be in limited supply.

We may not be able to obtain or maintain access to human tissue, blood and other biological materials and information on acceptable terms, or may not be able to obtain needed consents from individuals providing tissue, blood or other samples. In addition, government regulation in the U.S. and foreign countries could result in restricted access to, or use of, human tissue or blood samples or other biological materials. If we lose access to sufficient numbers or sources of tissue or blood samples or other required biological materials, or if tighter restrictions are imposed on the use of related clinical or other information or information generated from tissue or blood samples or other biological materials, these research and development programs and our operating results and financial condition could be harmed.

We rely on independent healthcare providers, laboratories and others to collect and process patient specimens.

We rely primarily on healthcare providers and other clinical laboratories to collect and send to our laboratory for testing most of our clinical laboratory specimens.  Although we believe we pay our service providers fair market value consideration for specimen collection and processing services and in compliance with anti-kickback and anti-referral laws, legal restrictions prohibit us from paying additional consideration, such as a referral fee, for these services. Because these services are time-consuming and may not be a business priority for the companies and individuals we rely on to provide them, the consideration may not be sufficient incentive for them to continue providing these services.  If we are unable to obtain or maintain needed collection and processing services, we will be unable to obtain patient samples for testing, which will harm our operating results and financial condition.

We rely on a single laboratory facility to process our diagnostic tests.

We rely on a single laboratory facility in The Woodlands, Texas to perform our diagnostic tests.  This facility and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time.  This facility may be affected by natural disasters such as earthquakes, floods and fires. In the event our clinical testing facility or equipment is affected by man-made or natural disasters, we would be unable to continue our diagnostic business and meet customer demands for a significant period of time.  Although we maintain insurance on this facility, including business interruption insurance, it may not be adequate to protect us from all potential losses if this facility is damaged or destroyed.  In addition, any interruption in our diagnostic business will result in a loss of goodwill, including damage to our reputation.  If our diagnostic business is interrupted, it will seriously harm our business.

We have no marketing or sales staff, and if we are unable to develop sales and marketing capability, we may not be successful in commercializing our products.

We currently have no sales, marketing or distribution capability. We instead depend on collaborations or agreements with third parties that have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenue will depend upon the efforts of third parties over which we may have little or no control.  If we are unable to reach and maintain an agreement with one or more pharmaceutical, biomedical or biotechnology companies or other potential collaborators under acceptable terms, we may be required to market our products directly. We may elect to establish our own specialized sales force and marketing organization to market our products.  If we are unable to develop a marketing and sales force with technical expertise and with supporting distribution capability, we may not be able to successfully commercialize our products.

We have no commercial production capability which could hurt our ability to generate revenue in the future.

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

Our existing clinical laboratory services operations need individuals who are licensed as clinical laboratory scientists.  We believe that to continue operating and to expand our clinical laboratory testing services, we must continue to attract and retain these licensed scientists.  There is a shortage of licensed scientists in the State of Texas, and we compete for these personnel with hospitals, other clinical laboratories, and other healthcare providers.  Licensed scientists may prefer to work for these other organizations either because of the compensation offered, the reputations of the organizations, or other personal considerations.  If we are unable to attract and retain a sufficient number of licensed scientists, the current operations of our clinical laboratory testing business could be harmed and the future growth of these services could be delayed or prevented.

If our current research collaborators or scientific advisors terminate their relationships with us or develop relationships with a competitor, our ability to discover proteins and biomarkers, and to commercialize our diagnostic products, could be adversely affected.

We have relationships with research collaborators at academic and other institutions who conduct research at our request.  These research collaborators are not our employees.  As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities.  Our ability to discover genes, proteins and biomarkers involved in human disease and commercialize diagnostic products will depend in part on the continuation of these collaborations.  If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful.

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

If we acquire any companies or products in the future, such companies and products could prove difficult to integrate, disrupt our business, dilute shareholder value and adversely affect our operating results.

We may acquire or make investments in complementary companies, businesses, assets, products and services in the future.  We have not made any such acquisitions or investments to date, and therefore, our ability to make acquisitions or investments is unproven.  Acquisitions and investments involve numerous risks, including:

●	difficulties in integrating operations, technologies, services and personnel;

●	the diversion of financial and management resources from existing operations;

●	the risk of entering new markets;

●	the potential loss of key employees; and

●	the inability to generate sufficient revenue to offset acquisition or investment costs.

In addition, if we finance any acquisitions by issuing convertible debt or equity securities, our existing shareholders may be diluted which could affect the market price of our stock.  As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

On September 7, 2010, we entered into the merger agreement with Rozetta-Cell.  Consummation of the merger is subject to certain customary conditions, including approval by our shareholders and the shareholders of Rozetta-Cell.  We may not be able to obtain the shareholder approval necessary to complete the merger.  Even if we successfully complete the acquisition, we may experience difficulties in integrating operations, technologies, services and personnel.  Any failure by use to successfully acquire Rozetta-Cell and integrate its business with our business could have a material adverse affect on our business and results of operations.  A description of our proposed acquisition of Rozetta-Cell is set forth herein under “Item 1.  Business – Strategic Acquisitions.”

Our business may be harmed by any disruption to our computer hardware, software and Internet applications.

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

As of April 26, 2011, there were 513,848,729 shares of our common stock outstanding.  Of this amount, 409,028,176 shares were freely tradable without restriction, unless the shares are purchased by our affiliates.  The remaining 104,820,553 shares were “restricted securities” as that term is defined under Rule 144 of the Securities Act.  None of our directors, executive officers or employees is subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock.  The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

We have the ability to issue securities with rights that may be superior to those of our common stock.

Our board has the power to establish the dividend rates, preferential payments on any liquidation, voting rights, redemption and conversion terms and privileges for any series of our preferred stock.  There are currently 1,500,000 shares of our Series B Preferred Stock outstanding.  Dr. Ira L. Goldknopf owns 100% of our outstanding Series B Preferred Stock, which gives him that number of votes equal to the number of votes of all outstanding shares of our common stock plus one additional vote.  The sale or issuance of any additional shares of our preferred stock having rights superior to those of our common stock may result in a decrease in the value or market price of our common stock.  The issuance of preferred stock could have the effect of delaying, deferring or preventing a change of ownership without further vote or action by our shareholders and may adversely affect the voting and other rights of the holders of our common stock.

We have entered into a merger agreement with Rozetta-Cell that requires that we issue a substantial number of shares of our common stock to the Rozetta-Cell shareholders.

On September 7, 2010, we entered into the merger agreement to acquire Rozetta-Cell.  Subject to the terms and conditions of the merger agreement, which has been approved by the boards of directors of both us and Rozetta-Cell, if the merger is completed, each outstanding share of Rozetta-Cell common stock will be converted into the right to receive 10 shares of our common stock, subject to certain adjustments as provided in the merger agreement.  This will result in us issuing one billion shares of common stock to the shareholders of Rozetta-Cell which will result in immediate and substantial dilution to our incumbent shareholders.  Such dilution could have a material negative adverse effect on the price of our common stock.  A description of our proposed acquisition of Rozetta-Cell is set forth herein under “Item 1.  Business – Strategic Acquisitions.”

We intend to raise additional funds in the future through issuances of securities and such additional funding may be dilutive to shareholders or impose operational restrictions.

We intend to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt.  Such additional financing may be dilutive to our shareholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility.  If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing shareholders will be reduced.  These shareholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●	announcements of technological innovations or new products by us, our collaborative partners or our present or potential competitors;

●	announcements by us or others of results of validation studies and clinical trials;

●	developments or disputes concerning patent or other proprietary rights;

●	adverse legislation, including changes in governmental regulation and the status of our regulatory approvals or applications;

●	changes in healthcare policies and practices; and

●	economic and other external factors, including general market conditions.

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

We identified material weaknesses in our internal control over financial reporting during the assessment of our internal controls that we performed in connection with the preparation of the audited financial statements included in this report.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal control over financial reporting.  During the preparation of our audited financial statements for the year ended December 31, 2010, we identified control deficiencies that have been classified as material weaknesses in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

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

We are not required to obtain an attestation report on our assessment of our internal control over financial reporting from an independent registered public accounting firm, which may cause investors to lose confidence in us and cause our stock to be negatively impacted.

Under rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are not required to obtain from our independent registered public accounting firm an attestation report on our assessment of our internal control over financial reporting.  If we do not voluntarily seek to obtain an unqualified attestation report on our assessment from our independent registered public accounting firm, or if we seek to obtain such a report but our independent registered public accounting firm is unable to provide one to us, investors may lose confidence in us and our stock may be negatively impacted.

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

Our board of directors currently consists of Helen R. Park, who is our Interim Chief Executive Officer and Interim Chief Financial Officer, and Ira L. Goldknopf, who is our President, Chief Scientific Officer and Secretary.  Ms. Park and Dr. Goldknopf are not “independent directors” as such term is defined by any of the national securities exchanges or inter-dealer quotation systems.  Our board of directors has not created a separately-designated standing audit committee, and Ms. Park and Dr. Goldknopf do not qualify as “audit committee financial experts” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act.  Unless we voluntarily elect to fully comply with all of these rules, we will not receive the benefits and protections they were enacted to provide.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenue and operating expenses.  We expect to continue to incur increases in operating expenses in the future as we continue to develop new diagnostic tests, hire additional personnel and comply with state and federal laws applicable to our business and SEC reporting requirements.  If our results of operations do not meet the expectations of our shareholders or the investment community, the price of our common stock may decline.

Our shares of common stock are not listed for trading on a national securities exchange or the Nasdaq Stock Market.

Our common stock currently trades on the OTC Bulletin Board and is not listed for trading on any national securities exchange or the Nasdaq Stock Market (“NASDAQ”).  Investments in securities trading on the OTC Bulletin Board are generally less liquid than investments in securities trading on a national securities exchange or the NASDAQ.  The failure of our shares to be approved for trading on a national securities exchange or the NASDAQ may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.

We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.  We intend to use any cash generated from our operations for reinvestment in the growth of our business.  Any determination to pay dividends in the future will be made by our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our board of directors.  Accordingly, realization of a gain on shareholders’ investments will depend on the appreciation of the price of our common stock.  We can provide no assurance that our common stock will appreciate in value or even maintain the price at which shareholders purchased their shares.

If our executive officers, directors and principal shareholders choose to act together, they may be able to control our management and operations, which may prevent us from taking actions that may be favorable to you.

As of April 26, 2011, our executive officers, directors and principal shareholders, and their respective affiliates, beneficially owned approximately 14.3% of our outstanding common stock.  In addition, Dr. Ira L. Goldknopf owned 100% of our Series B Preferred Stock, which gives him that number of votes equal to the number of votes of all outstanding shares of our common stock plus one additional vote.  These shareholders, acting together, have the ability to exert substantial influence over any matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets.  In addition, they could dictate the management of our business and affairs.  This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Item 2. Properties.

Our corporate headquarters is located at 26022 Budde Road, The Woodlands, Texas 77380, where we lease approximately 1,500 square feet of space for a fixed monthly rent payment of approximately $2,500.  The lease expires on June 30, 2012.

Our laboratory facilities are located at 26202 Oak Ridge Drive, The Woodlands, Texas 77380, where we lease approximately 3,000 square feet of space for an initial monthly rent payment of approximately $5,600.  The lease expires on June 30, 2015.

We believe that our office space and laboratory facilities are adequate to support our operations for the next 12 months.

Item 3.  Legal Proceedings.

In September 2008, we entered into an Arbitration Agreement with Steven Rash, our former Chief Executive Officer, in connection with his agreement to resign as our Chief Executive Officer.  We agreed to arbitrate Mr. Rash’s claims for wages of $36,031 and other compensation due, breach of contracts or covenants, and benefits, and our claims for embezzlement, fraud and breach of contract by Mr. Rash.  Arbitration has not been initiated by either party.

In March 2009, McLennon Law Corporation filed a lawsuit against us in the Superior Court of the State of California in and for the County of San Francisco for breach of contract for accrued but unpaid attorney fees and accrued interest thereon.  In July 2010, a judgment was entered against us for a total of $148,683 for unpaid attorney fees and interest.  We do not intend to appeal the court’s ruling.

In September 2009, Marion McCormick, one of our former non-executive employees, filed a lawsuit against us in the District Court of Montgomery County, Texas, 9th Judicial District, seeking damages and specific performance under a $30,000 convertible promissory note and a warrant exercisable into 1,000,000 shares of common stock.  In August 2010, we filed an amended answer and counterclaims against Ms. McCormick for breach of fiduciary duty and fraud.   We are disputing the amount, if any, that is due to her under the note.

In February 2010, Transgenomic, Inc. (“Transgenomic”) filed a lawsuit against us in the United States District Court for the District of Nebraska.  The lawsuit contains claims for fraud, breach of contract, libel and slander, and seeks a declaration of rights under a Collaboration and Exclusive License Agreement, dated January 23, 2009, between the parties that we terminated on February 2, 2010.  In April 2010, we filed a partial motion to dismiss Transgenomic’s fraud claim.  In June 2010, we filed a lawsuit against Transgenomic in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for trade secret misappropriation, breach of contract, misappropriation, conversion, unjust enrichment, quantum meruit and promissory estoppel, as well as a request for injunctive relief.  In July 2010, we filed a non-suit to dismiss the case that we had filed against Transgenomic in Texas without prejudice.  We intend to re-file the claims against Transgenomic in the United States District Court for the District of Nebraska as counterclaims accompanying our response to the claims filed by Transgenomic.  We have agreed to enter mediation with Transgenomic in an attempt to resolve this matter.

In March 2010, Rockmore Investment Master Fund LTD (“Rockmore”) filed a lawsuit against us in the Supreme Court for the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to a convertible debenture in the amount of $31,677 and common stock warrant that we previously issued to Rockmore.  In September 2010, Rockmore filed a motion for summary judgment and injunction regarding its claims, and in October 2010, we filed an opposition to Rockmore’s motion.  In October 2010, the court granted Rockmore’s motion for summary judgment, but denied its request for an injunction.  In March 2011, we entered into a settlement agreement with Rockmore pursuant to which we agreed to issue 12 million shares of our common stock to Rockmore in return for a full release from all claims filed by Rockmore against us.

In April 2010, we filed a lawsuit against Richard Kraniak (“Kraniak”) and Roger Kazanowski (“Kazanowski”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contains claims for violations of the Securities Act and the Securities and Exchange Act.  In May 2010, Kraniak and Kazanowski filed a motion to dismiss the lawsuit.  In June 2010, we filed a response to Kraniak and Kazanowski’s motion to dismiss as well as a first amended complaint against Kraniak and Kazanowski.  In July 2010, Kraniak and Kazanowski filed counterclaims against us for breach of contract, misrepresentation, civil conspiracy and defamation.  In July 2010, we filed an answer to the counterclaims denying each of the alleged claims.  In October 2010, we filed a second amended complaint against Kraniak and Kazanowski, which we revised and re-filed in November 2010.  In December 2010, we filed motions for partial summary judgment with respect to each of the counterclaims filed by Kraniak and Kazanowski, and in March 2011, filed supplements to certain of the motions for partial summary judgment.

In April 2010, Neogenomics, Inc. (“Neogenomics”) filed a lawsuit and motion for summary judgment against us in the Supreme Court of the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to a convertible debenture in the amount of $200,000 that we issued to Neogenomics in April 2007.  In May 2010, we filed a response to Neogenomic’s motion for summary judgment.  In December 2010, the court granted Neogenomic’s motion for summary judgment, awarding Neogenomics $217,457, comprised of $200,000 of principal under the debenture and $17,457 of accrued interest thereon.  We intend to appeal the court’s ruling.

In April 2010, Lucas Associates, Inc. (“Lucas Associates”) filed a lawsuit against us in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for breach of contract, quantum meruit and fraud related to allegations that we failed to pay Lucas Associates a finder’s fee in connection with the hiring of John Ginzler as our Chief Financial Officer in 2009.  In June 2010, we filed a general denial to the claims alleged in the complaint.  In November 2010, we entered into a settlement with Lucas Associates pursuant to which we agreed to pay $20,000 to Lucas Associates in monthly installments of $1,250 beginning January 14, 2011.

In April 2010, John Ginzler, our former Chief Financial Officer, filed a lawsuit against us in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for breach of contract related to an employment agreement that we had entered into with him.  In June 2010, we filed a general denial to the claims alleged in the complaint.  In February 2011, we entered into a settlement agreement with Mr. Ginzler pursuant to which we agreed to issue 12,285,714 shares of our common stock to him in return for a full release from all claims that he had filed against us.

In May 2010, we filed a lawsuit against Able Income Fund LLC (“Able Income Fund”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contains claims for violations of the Securities Act and the Exchange Act.  We subsequently moved for a default judgment on our claims due to Able Income Fund’s failure to timely respond to our lawsuit.  In November 2010, the court denied our motion for a default judgment.  We have entered mediation with Able Income Fund in an attempt to resolve this matter.

In July 2010, Able Income Fund filed a lawsuit against us in the Supreme Court of the State of New York.  The lawsuit contains claims for breach of contract and specific performance related to two convertible debentures in the aggregate amount of $450,000 that we previously issued to Able Income Fund.  In September 2010, we filed a motion to dismiss Able Income Fund’s lawsuit.  In November 2010, Able Income Fund filed an amended complaint alleging the existence of an outstanding convertible debenture in the amount of $72,176.  We filed an answer with affirmative defenses to Able Income Fund’s amended complaint in March 2011.

Item 4.  (Removed and Reserved).

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “PWRM.”  The following table sets forth the range of high and low bid quotations for shares of our common stock on the OTC Bulletin Board for the periods indicated.  The quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2009	High	Low

Quarter ended March 31, 2009	$0.04	$0.0095

Quarter ended June 30, 2009	$0.025	$0.013

Quarter ended September 30, 2009	$0.155	$0.01

Quarter ended December 31, 2009	$0.209	$0.048

Fiscal Year Ended December 31, 2010	High	Low

Quarter ended March 31, 2010	$0.04	$0.0095

Quarter ended June 30, 2010	$0.025	$0.013

Quarter ended September 30, 2010	$0.039	$0.023

Quarter ended December 31, 2010	$0.042	$0.0168

The last reported trading price of our common stock as reported on the OTC Bulletin Board on May 4, 2011 was $0.0084 per share.

Holders

As of May 4, 2011, the number of shareholders of record of our common stock was 1,182.

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

Transfer Agent

The transfer agent for our common stock is Olde Monmouth Stock Transfer Company, 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716.

Recent Sales of Unregistered Securities

During our fiscal quarter ended December 31, 2010, we sold the following securities without registration under the Securities Act:

During the three months ended December 31, 2010, Rozetta-Cell made loans to us for a total of $85,682.  The loans are interest free and payable on demand.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” of this report and elsewhere in this report.  The following should be read in conjunction with our audited financial statements beginning on page F-1 of this report.

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

We intend to complete Phase II clinical trials for NuroPro® and BC-SeraPro™ during 2011.  We also intend to develop additional diagnostic products utilizing the proteomic research and results that we have achieved and for which we have filed patent applications with the USPTO.  By utilizing the intellectual property that we have in our possession, building on the intellectual property portfolio through additional clinical trials, and acquiring complementary intellectual property from other bio-technology companies, we will have the ability to successfully create, market and sell a diverse diagnostic product offering.

Our goal during 2011 is to enter into collaboration and licensing agreements with leading bio-technology companies, academic and research institutions that have the resources and expertise to engage in successful commercialization campaigns of our products.  Through these agreements, we will generate revenue through a combination of licensing fees, royalties and milestone payments that we receive from our collaboration and licensing partners.

Recent Developments

On September 7, 2010, we entered into the Merger Agreement with Rozetta-Cell pursuant to which Rozetta-Cell will merge with and into us, the separate corporate existence of Rozetta-Cell will cease, and we will continue as the surviving company.  A description of our proposed acquisition of Rozetta-Cell is set forth herein under “Item 1.  Business – Strategic Acquisitions.”

Outlook

We expect sales of our BC-SeraPro™ and NuroPro® diagnostic products to increase during 2011 as we complete Phase II clinical studies on these products.  We also intend to continue developing several additional diagnostic products during 2011.  As a result, we expect revenue to increase as we enter into collaboration and licensing agreements with bio-technology companies, academic and research institutions and governmental agencies.  We intend to reduce our liabilities by retiring our outstanding debt, which will decrease substantially, if not eliminate, the derivative liabilities that we have been incurring for the past few years.  The combination of increased revenue and reduced debt, coupled with significant capital-raising initiatives that we plan to complete during 2011, will provide us with the assets and operating results necessary to grow at an exponential rate for the foreseeable future.

Critical Accounting Policies

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our financial statements and accompanying notes, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances.  Actual results may differ under different estimates and assumptions.

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.  For a more complete discussion of our accounting policies and procedures, see our audited financial statements beginning on page F-1 of this report.

Revenue Recognition

Our revenue consists of licensing fees, royalties, milestone payments and sample fees that we received under licensing agreements that we have with third parties.  We recognize the fees as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectability is reasonably assured in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), using the modified prospective transition method.  Under this method, compensation expense includes: (a) compensation expense for all stock-based payments granted, but not yet vested, as of January 1, 2006 based on the grant-date fair value, and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.  Such amounts have been reduced by our estimate of forfeitures of all unvested awards.

We account for non-employee stock-based compensation in accordance with ASC 718 and ASC Topic 505, Equity (“ASC 505”).  ASC 718 and ASC 505 require that we recognize compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by the non-employees.

We use the Black-Scholes pricing model to determine the fair value of the stock-based compensation that we grant to employees and non-employees.  The Black-Scholes pricing model takes into consideration such factors as the estimated term of the securities, the conversion or exercise prices of the securities, the volatility of the price of our common stock, interest rates, and the probability that the securities will be exercised to determine the fair value of the securities.  The selection of these criteria requires management’s judgment and may impact our net income or loss.  The computation of volatility is intended to produce a volatility value that is representative of our expectations about the future volatility of the price of our common stock over an expected term.  We used our share price history to determine volatility and cannot predict what the price of its shares of common stock will be in the future.  As a result, the volatility value that we calculated may differ from the actual volatility of the price of our shares of common stock in the future.

Derivative Financial Instruments

We record all derivative financial instruments on our balance sheet at fair value in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data, judgment and estimates.

We have issued several convertible promissory notes, convertible debentures and stock warrants and have evaluated the terms and conditions of the conversion and exercise features contained in these securities to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815.  We determined that the conversion and exercise features contained in these securities represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815.  As a result, the fair value of the derivative financial instruments in these securities is reflected in our balance sheet as a liability.  The fair value of the derivative financial instruments in these securities was measured at the inception date of the securities and each subsequent balance sheet date.  Any changes in the fair value of the derivative financial instruments were recorded as non-operating, non-cash income or expense at each balance sheet date.

During the year ended December 31, 2009 and the three months ended March 31, 2010, we valued the conversion features in our convertible notes and convertible debentures using a binomial lattice valuation model. The binomial lattice valuation model values the embedded derivatives based on a probability-weighted discounted cash flow model.  This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivatives, which are: (i) payments are made in cash, (ii) payments are made in stock, (iii) the holder exercises its right to convert the notes and debentures, (iv) the holder exercises its right to convert the notes and debentures, and (v) we default on the notes and debentures.  We used the model to analyze the underlying economic factors that influence which of these events will occur, when they are likely to occur, and the price of our common stock and specific terms of the notes and debentures, such as the interest rate and conversion price, that will be in effect when they occur.  Based on the analysis of these factors, we used the model to develop a set of potential scenarios.  Probabilities of each scenario occurring during the remaining term of the notes and debentures are determined based on management’s projections.  These probabilities were used to create a cash flow projection over the term of the notes and debentures and determine the probability that the projected cash flow will be achieved.  A discounted weighted-average cash flow for each scenario was then calculated and compared to the discounted cash flow of the notes and debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

During the three months ended June 30, 2010, we changed the method by which we valued the conversion features in our convertible notes and convertible debentures by switching from the binomial lattice valuation model to the Black-Scholes pricing model.  As a result, the conversion features in our notes and debentures were valued under the binomial lattice valuation model at December 31, 2009, and were valued under the Black-Scholes pricing model at December 31, 2010.  This change has been deemed by us to be a change in accounting estimate in accordance with ASC Topic 250, Accounting Changes and Error Corrections.  We used the Black-Scholes pricing model to determine the fair value of our warrants at December 31, 2010 and 2009.

The Black-Scholes pricing model takes into consideration such factors as the estimated term of the convertible notes, convertible debentures and warrants, the conversion or exercise prices of the securities, as applicable, the volatility of the price of our common stock, interest rates, and the probability that the securities will be exercised to determine the fair value of the securities.  The selection of these criteria requires management’s judgment and may impact our net income or loss.  The computation of volatility is intended to produce a volatility value that is representative of our expectations about the future volatility of the price of our common stock over an expected term.  We used our share price history to determine volatility and cannot predict what the price of our shares of common stock will be in the future.  As a result, the volatility value that we calculated may differ from the actual volatility of the price of our shares of common stock in the future.

During the year ended December 31, 2009, we revised the exercise price of several of our outstanding warrants.  We accounted for the revisions to the exercise price of the warrants in accordance with ASC 718.  Pursuant to the provisions of ASC 718, we revalued the warrants by comparing the terms of the original warrants with the terms of the revised warrants and recorded the difference in value between the two warrants as a deemed dividend in accordance with ASC 470.  We used the Black-Scholes pricing model to calculate the amount of the deemed dividend to be recorded.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  The guidance amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements.  It requires new disclosures about significant transfers in and out of Level 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements.  The updated guidance also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed.  The guidance was effective January 1, 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements which are effective for us beginning in the first quarter of our fiscal year ended December 31, 2011.  Our adoption of the updated guidance did not have an impact on our financial statements and the deferred provisions are not expected to significantly impact our financial statements.

Comparison of the Years Ended December 31, 2010 and 2009

Net Revenue

Net revenue consists of licensing fees, royalties and milestone payments that we receive from our licensing partners.  We generated revenue of $115,000 for the year ended December 31, 2009.  We did not generate any revenue for the year ended December 31, 2010.  The decrease in revenue resulted primarily from our decision to terminate the Collaboration and Exclusive License Agreement with Transgenomic, Inc. in January 2010.  We intend to enter into collaboration and licensing agreements with bio-technology companies, academic and research institutions and governmental agencies during 2011.  As a result, we expect to begin to generate revenue during the next 12 months as we begin to generate licensing fees, royalties and milestone payments under these agreements.

Operating Expenses

Operating expenses consist primarily of employee compensation and benefits, professional and consulting fees, and other selling, general and administrative expenses.

Employee Compensation and Benefits.  Employee compensation and benefits consists of all salaries and other cash compensation, equity-based compensation, employee benefits and the related payroll taxes.  Employee compensation expense decreased $218,804 to $149,263 for the year ended December 31, 2010 from $368,067 for the year ended December 31, 2009.  The decrease of $218,804 was due to a decrease of $143,767 for salary and equity-based compensation expenses associated with a decrease in the number of individuals who we employed during the year ended December 31, 2010, and a decrease of $75,037 for payroll taxes associated therewith.  We expect employee compensation expense to increase over the next 12 months as we continue to retain additional executive management personnel, lab technicians and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, laboratory and technology consultants and other professionals and consultants.  Professional fees decreased $3,483,950 to $1,441,879 for the year ended December 31, 2010 from $4,925,829 for the year ended December 31, 2009.  The decrease of $3,483,950 was primarily due to a decrease of $3,967,209 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, partially offset by increases of $291,922 for general consulting fees and $314,311 for legal fees.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting, laboratory and technology fees in connection with the general expansion of our business and operations.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses consist of selling and marketing expenses, lab services and supplies, clinical validation studies, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses.  Other general and administrative expenses increased $324,530 to $467,827 for the year ended December 31, 2010 from $143,297 for the year ended December 31, 2009.  The increase of $324,530 resulted primarily from increases of $22,366 for lease payments, $26,097 for administrative expenses, $24,459 for rent payments, $57,000 for office expenses, and $17,108 for relocation expenses, and a decrease of $108,359 for expenses reimbursed under our Collaboration and Exclusive License Agreement with Transgenomic, Inc. due to our decision to terminate the agreement in January 2010.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for clinical validation studies, lab supplies, selling and marketing expenses, rent, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Derivative Gain / Loss

Derivative gain / loss consists of the non-operating, non-cash income or expense that results from changes in the fair value of the derivative instruments contained in the convertible promissory notes and associated stock warrants that were outstanding at December 31, 2010 and 2009, respectively.  During the three months ended June 30, 2010, we changed the method by which we valued the conversion features in its convertible notes and convertible debentures by switching from the binomial lattice valuation model to the Black-Scholes pricing model.  As a result, the conversion features in our notes and debentures were valued under the binomial lattice valuation model at December 31, 2009, and were valued under the Black-Scholes pricing model at December 31, 2010.

We recognized a derivative gain of $12,995,952 for the year ended December 31, 2010 compared to a derivative loss of $13,045,921 for the year ended December 31, 2009.  The derivative gain that we recognized during the year ended December 31, 2010 was due primarily to a decrease in the price of our common stock during 2010.  The derivative loss that we recognized during the year ended December 31, 2009 was due primarily to an increase in the price of our common stock during 2009 and our decision to revise the exercise price of certain of our outstanding warrants to $0.053 per share during 2009.  While we expect our outstanding convertible promissory notes to continue to be retired or converted into shares of common stock during the next 12 months, we cannot predict what our future derivative gains or losses will be in the future since such gains and losses are largely dependent upon the trading price of our common stock.

Loss on Settlement of Litigation

Loss on settlement of litigation consists of the net losses that we recognized in connection with the settlement of various litigation that we were a party to.  Loss on settlement of litigation was $304,629 for the year ended December 31, 2010.  We did not recognize any loss on settlement of litigation for the year ended December 31, 2009.  The difference of $304,629 was due to our decision to enter into settlement agreements with John Ginzler and Rockmore Investment Master Fund, LTD in February 2011 and March 2011, respectively, pursuant to which we incurred losses of $161,044 and $169,818, respectively.  We recorded these losses as losses on the settlement of litigation in our financial statements for the year ended December 31, 2010 in accordance with the provisions of ASC Topic 450, “Contingencies.”  These losses were partially offset by a gain of $26,236 that we recognized in December 2010 in connection with the court’s ruling of the amount that we were found to owe to Neogenomics, Inc. in our litigation with it.  A description of this litigation and the other material litigation to which we are currently a party is set forth herein under “Item 3.  Legal Proceedings.”  We may incur additional gains or losses on the settlement of litigation in the future as we attempt to resolve the remaining litigation to which we are currently a party.

Gain / Loss on Settlement of Debt

Gain / loss on settlement of debt consists of the gains and losses that we recognized in connection with the retirement of outstanding debt and payment of outstanding invoices, and results when we issue shares of common stock having an aggregate value less than (in the case of gains) or greater than (in the case of losses) the outstanding principal amount of the applicable note and accrued interest thereon or the applicable invoice.  We recognized a loss on the settlement of debt of $426,574 during the year ended December 31, 2009.  We did not recognize any gain or loss on the settlement of debt during the year ended December 31, 2010.  The difference of $426,574 was due primarily to our decision to pay off a significant amount of our outstanding debt obligations and accrued interest, and numerous outstanding invoices, during 2009 by issuing shares of our common stock having an aggregate value that was greater than the outstanding principal amount of the applicable note and accrued interest or the applicable invoice.  While we may incur additional gains and losses on the settlement of debt in the future in the event we pay off additional outstanding debts and invoices with shares of our common stock, we expect any such gains or losses to decrease as the amount of outstanding debt decreases.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have.  Interest and amortization expense decreased $308,954 to $107,932 for the year ended December 31, 2010 from $416,886 for the year ended December 31, 2009.  The decrease of $308,954 was due primarily to our decision to retire many of the debt obligations that were outstanding during the year ended December 31, 2009.  We expect interest expense to decrease over the next 12 months as we continue to retire our remaining debt obligations.

Deemed Dividends

Deemed dividends consist of the charges that we recognized in connection with the revisions that we made to the exercise price of several of our outstanding warrants.  We recognized deemed dividends of $1,111,054 during the year ended December 31, 2009.  We did not recognize any deemed dividends during the year ended December 31, 2010.  The difference of $1,111,054 was due primarily to our decision to revise the exercise price of several of our outstanding warrants during 2009.  We do not expect to incur additional charges for deemed dividends during the next 12 months since we do not currently intend to revise the terms of any of our outstanding securities in the future.

Net Income / Loss

We generated net income of $10,524,422 for the year ended December 31, 2010 compared to a net loss of $19,211,574 for the year ended December 31, 2009.  The difference of $29,735,996 was due primarily to a difference of $26,041,873 for derivative gain recognized during 2010 compared to derivative loss recognized during 2009 and a decrease of $3,483,950 for professional fees.  We expect to generate net losses during 2011 as we continue to build our business.  However, we expect these losses to decrease in the future as we begin to generate revenue through collaboration and licensing agreements and as we continue to retire our outstanding debt obligations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $386,691 during the year ended December 31, 2010 compared to $441,561 during the year ended December 31, 2009.  The decrease of $54,870 for cash used by operating activities was due primarily to a difference of $29,735,996 between the net income generated during 2010 and the net loss incurred during 2009 and an increase of $855,016 for accounts payable and other liabilities, partially offset by a difference of $26,041,873 for changes in the amount of our derivative liability and decreases of $3,483,950 for professional fees and $426,574 for losses on the conversion of financial instruments.

Net cash used by investing activities was $2,325 during the year ended December 31, 2010 compared to $758 during the year ended December 31, 2009.  The increase of $1,567 for cash used in investing activities was due to an increase in the amount of property and equipment purchased during 2010.

Net cash provided by financing activities was $389,016 for the year ended December 31, 2010 compared to $433,988 for the year ended December 31, 2009.  The $44,972 decrease in cash provided by financing activities was due to decreases of $85,156 for proceeds from the sale of common stock, $50,000 for proceeds from the issuance of notes payable and $44,298 for proceeds from the exercise of warrants, partially offset by an increase of $134,482 for proceeds from the issuance of notes payable to related parties.

Our primary sources of capital over the past 12 months are set forth below.

During the period beginning January 1, 2010 and ending April 30, 2011, Rozetta-Cell made loans to us for a total of $225,933.  The loans are interest free and payable on demand.

During the period beginning January 1, 2010 and ending April 30, 2011, we issued a total of 36,799,358 shares of common stock to warrant holders upon the exercise of outstanding warrants at exercise prices ranging between $0.01 and $0.053 per share for total cash proceeds of $234,534.

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

Contractual Obligations

The following summarizes our material long-term contractual obligations as of December 31, 2010:
Contractual Obligations	Total	2011	2012	2013	2014	2015
Employment and Consulting Agreements (1)	$213,246	$166,670	$46,576	$-0-	$-0-	$-0-
Operating Leases (2)	370,542	98,532	86,514	73,008	74,496	37,992
Total	$583,788	$265,202	$133,090	$-0-	$-0-	$-0-

(1) At December 31, 2010, we were a party to employment agreement with Ira L. Goldknopf and a consulting agreement with Helen R. Park.  A summary of these agreements is provided herein under “Item 10.  Executive Compensation – Employment Agreements and Consulting Agreements.”

(2) At December 31, 2010, we were a party to operating leases for office and lab space in The Woodlands, Texas.  A summary of these leases is provided herein under “Item 2.  Properties.”

To date, we have made payments under these obligations with proceeds received from issuance of convertible promissory notes and debentures, sales of our equity securities, and proceeds received upon the exercise of outstanding warrants by our security holders.  We intend to make future payments due under these obligations primarily through similar means during 2011.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7. Financial Statements and Supplementary Data.

Our audited financial statements at and for each of the years ended December 31, 2010 and 2009, respectively, begin on page F-1 of this report located immediately after the signature page hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

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

As of December 31, 2010, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes policies and procedures that:

1.            pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.            provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3.            provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management used the framework set forth in the report entitled, “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2010 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management, in consultation with our independent registered public accounting firm, concluded that a material weakness existed in the following areas as of December 31, 2010:

1.           On December 7, 2009, John P. Ginzler resigned as our Chief Financial Officer and Helen R. Park was appointed as interim Chief Financial Officer.  As a result, we did not have a full-time Chief Financial Officer assisting us during the preparation of our annual report for the year ended December 31, 2010.  During the audit of our financial statements as of and for the year ended December 31, 2010, our independent registered public accounting firm suggested adjusting journal entries that were made by us in connection with the preparation of our audited financial statements.  The SEC has stated that the delivery of adjusting journal entries by an independent registered public accounting firm to a company during the course of an audit creates a presumption that a material weakness in internal controls exists.

2.           Helen R. Park and Ira L. Goldknopf constitute all of our executive officers and also constitute all of the members of our board of directors.  As a result, there are no independent directors monitoring the actions of our senior management.  One of the responsibilities of a company’s board of directors is to act as an independent source for monitoring the actions of a company’s senior management.  The lack of independent directors on our board of directors constitutes a material weakness in our internal controls.

We are actively seeking to remediate these material weaknesses in the following manner:

1.           At or about the time Mr. Ginzler resigned as our Chief Financial Officer, we hired a consultant to assist us on a part-time basis with the preparation of our financial statements and annual report on Form 10-K.  We intend to seek a new Chief Financial Officer after the acquisition of Rozetta-Cell is completed.  The addition of a new Chief Financial Officer will assist us in preparing financial statements that will not require adjusting journal entries to be made by us at the suggestion of our independent registered public accounting firm.

2.           We are currently seeking independent directors to join our board of directors.  The addition of such board members will provide us with independent directors who can monitor the actions of our top management.  Our efforts to do so have been hindered substantially by the fact that we do not have a directors and officers insurance policy in place.  Because such policies are very expensive, we believe it is in our best interest to forego the purchase of such a policy and instead focus the use of our limited financial resources on our development and growth.  Notwithstanding the foregoing, we will continue seeking independent directors to join our board of directors.

Notwithstanding the existence of these material weaknesses in our internal controls, we believe that our financial statements fairly present, in all material respects, our balance sheets at December 31, 2010 and 2009 and our statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2010 and 2009 in conformity with GAAP.

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

Item 8B.  Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01 — Entry into a Material Definitive Agreement” and “Item 2.03 — Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K in connection with the commercial leases that we executed for our office space and laboratory space in May and June 2010, respectively, and the loans that we obtained from Rozetta-Cell during 2010.

1.             On May 27, 2010, we entered into a commercial lease with T. D. Cox Homes, LLC for our office space located at 26022 Budde Road, The Woodlands, Texas 77380.  The lease is for approximately 1,500 square feet of space for a fixed monthly rent payment of $2,500.  We will be required to make annual rent payments of $30,000 and $15,000 during 2011 and 2012, respectively.  The lease expires on June 30, 2012.  The lease contains standard and customary provisions regarding events of default by us, the occurrence of any of which could obligate us to immediately pay the full amount of rent payable but not yet due over the remainder of the term of the lease.

The foregoing description of the lease does not purport to be complete and is qualified in its entirety by the terms of the lease filed as Exhibit 10.16 to this report and incorporated by reference herein.

2.             On June 4, 2010, we entered into a commercial lease with Projects and Developments of Houston, LLC for our laboratory facilities located at 26202 Oak Ridge Drive, The Woodlands, Texas 77380.  The lease is for approximately 3,000 square feet of space for an initial monthly rent payment of $5,587.  We will be required to make annual rent payments of $68,532, $71,514, $73,008, $74,496 and $37,992 during 2011, 2012, 2013, 2014 and 2015, respectively.  The lease expires on June 30, 2015.  The lease contains standard and customary provisions regarding events of default by us, the occurrence of any of which could obligate us to immediately pay the full amount of rent payable but not yet due over the remainder of the term of the lease.

The foregoing description of the lease does not purport to be complete and is qualified in its entirety by the terms of the lease filed as Exhibit 10.17 to this report and incorporated by reference herein.

3.             During the period beginning in July 1, 2010 and ending April 30, 2011, we borrowed $225,933 from Rozetta-Cell through a series of loans.  The loans are interest free and payable on demand.

The foregoing description of the loans does not purport to be complete and is qualified in its entirety by the summary of the terms of the loans filed as Exhibit 10.20 to this report and incorporated by reference herein.

PART III

Item 9. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following chart sets forth certain information about each of our directors and executive officers.

Name	Age	Positions Held

Helen R. Park	75	Director, Interim Chief Executive Officer and Interim Chief Financial Officer
Ira L. Goldknopf	64	Chairman of the Board, President, Chief Scientific Officer and Secretary

Directors

We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications or skills in the following areas are most important: (i) organizational leadership and vision; (ii) strategic, financial and operational planning; (iii) proteomics and biotechnology industry experience; (iv) corporate restructuring and performance enhancement; (v) corporate finance; and (vi) experience as a board member of other corporations.  These areas are in addition to the personal qualifications described in this section.  We believe that our current board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for these board members below.  The principal occupation and business experience, for at least the past five years, of our current directors are as follows:

Helen R. Park has served as our interim Chief Executive Officer since September 2008, has served as our interim Chief Financial Officer since December 2009, and served as our interim Chief Financial Officer from December 2008 to April 2009.  She also provided consulting services to us from June 2008 to September 2008.  Ms. Park has more than 40 years of experience managing science and bio-technology companies.  She is the founder of Bronco Technology Inc., a contracting and consulting firm for bio-technology companies and institutions, including Bayer Services Technology, UTMD Anderson Cancer Center, Flow Genix, UT Health Science Center, Agennix, and Meta-Informatics, and has served as its Chief Executive Officer, President and Secretary since 1994.   She is also the founder of StemTroniX, Inc., a developer of adult stem cell therapies, and has served as its President, Chief Financial Officer, Secretary and Chairman of the Board since March 2008.  Ms. Park was the founder of Advanced Bio/Chem, Inc. and served as its Chief Executive Officer and Chairman of the Board from 2000 to June 2004.  Ms. Park also provides management reorganization consulting services to bio-technology companies located in the greater Houston, Texas area.  Ms. Park received a B.S. in Chemistry from Sam Houston State University and a M.S. in Biochemistry from the Baylor University College of Medicine.

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

Executive Officers

Each of our executive officers serves as a member of our board of directors and is described above.

Board of Directors

Helen R. Park and Ira L. Goldknopf constitute all of the members of our board of directors.  Ms. Park and Dr. Goldknopf will serve until the next annual meeting of shareholders or until their respective successors are duly elected and qualified.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.  We do not currently have any committees of our board of directors.

Shareholder Communications

We have not implemented any formal procedures for shareholder communication with our board of directors. Any matter intended for our board of directors, or for any individual member or members of our board of directors, should be directed to our corporate secretary at Power3 Medical Products, Inc., 26022 Budde Road, The Woodlands, Texas 77380.  In general, all shareholder communication delivered to the corporate secretary for forwarding to the board of directors or specified members of the board of directors will be forwarded in accordance with the shareholder’s instructions.  However, the corporate secretary reserves the right to not forward to members of the board of directors any abusive, threatening or otherwise inappropriate materials.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not created a separately-designated standing audit committee or a committee performing similar functions.  Accordingly, our full board of directors acts as our audit committee.  In addition, we do not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, serving on our board of directors.  We currently have a small number of employees and have generated only a small amount of revenue to date.  In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.  As a result, no member of our board of directors is an “audit committee financial expert.”

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

A copy of our Code of Business Conduct and Ethics is available on our corporate website at www.power3medical.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, with the exception of Helen R. Park and Ira L. Goldknopf, who failed to file one or more Form 4s on a timely basis to disclose dispositions of shares of our common stock that they made during the year, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2010.

Item 10.  Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal years ended December 31, 2010 and 2009.
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Total ($)

Helen R. Park	2010	100,008	(2)	-0-		-0-	100,008
Interim Chief Executive Officer and Chief Financial Officer	2009	113,714	(3)	277,500	(4)	-0-	391,214

Ira L. Goldknopf	2010	125,000	(5)	-0-		-0-	125,000
President, Chief Scientific Officer and Secretary	2009	215,335	(6)	-0-		-0-	215,335

 (1) Represents the grant date fair value of the award, calculated in accordance with ASC 718.  A summary of the assumptions made in the valuation of these awards is provided herein under “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Item 10. Executive Compensation – Securities Issued to Executive Officers for Compensatory Purposes,” and in our notes to financial statements beginning on page F-1 of this report.

(3) Includes $87,674 of salary that was earned by Ms. Park during 2010 but was not paid to Ms. Park during 2010.

 (3) Includes 2,560,908 shares of common stock issued to Ms. Park in lieu of salary earned during the year ended December 31, 2009.  A more detailed description of this stock issuance is provided herein under “Item 10. Executive Compensation – Securities Issued to Executive Officers for Compensatory Purposes.”

(4) Comprised of 15,000,000 shares of common stock issued to Ms. Park as a performance bonus.  A more detailed description of this stock issuance is provided herein under “Item 10. Executive Compensation – Securities Issued to Executive Officers for Compensatory Purposes.”

(5) Includes $121,000 of salary that was earned by Dr. Goldknopf during 2010 but was not paid to Dr. Goldknopf during 2010.

(6) Comprised of 7,422,558 shares of common stock issued to Dr. Goldknopf in lieu of salary earned during the year ended December 31, 2009.  A more detailed description of this stock issuance is provided herein under “Item 10. Executive Compensation – Securities Issued to Executive Officers for Compensatory Purposes.”

Narrative Disclosure of Executive Compensation

We are a party to an employment agreement with Ira L. Goldknopf and a consulting agreement with Bronco Consulting, Inc., a company of which Helen R. Park owns all of the issued and outstanding capital stock.  Under these agreements, Dr. Goldknopf is currently entitled to receive an annual base salary of $125,000, and Ms. Park is currently entitled to receive a consulting fee of $8,334 per month.  We have also issued a variety of equity securities to Dr. Goldknopf and Ms. Park over the past two years.

A summary of the material terms of these employment agreements and the warrants, restricted stock awards and shares of common stock granted to each of these individuals is provided below.

Employment Agreements and Consulting Agreements

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

On June 1, 2009, we entered into an Amended and Restated Consulting Agreement with Bronco Technology, Inc.  Under the terms of the agreement, Ms. Park agreed to continue to serve as our Interim Chief Executive Officer until May 31, 2011.   In consideration for Ms. Park’s services, we agreed to pay Bronco Technology, Inc. $8,334 per month, subject to annual review by our board of directors or compensation committee of the board of directors, if any.  We also agreed to pay Bronco Technology a cash commission payment of an amount equal to one percent, but not to exceed $5,000 per month, of the royalties received by us from the sale of certain of our products through license agreements signed during the term of the agreement.

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

Securities Issued to Executive Officers for Compensatory Purposes

Helen R. Park

In October 2008, we issued 5,000,000 shares of common stock to Ms. Park as compensation for services rendered by Ms. Park prior to her appointment as our Interim Chief Executive Officer.  At the time the shares were authorized for issuance, we did not have enough shares of common stock available to issue to Ms. Park.  In November 2008, we issued a convertible promissory note and a warrant exercisable into shares of common stock to Ms. Park in exchange for the 5,000,000 shares of common stock.  The convertible promissory note had an initial principal amount of $150,000, accrued interest at an annual rate of 12% and was due on November 18, 2009.  The warrant is exercisable into 5,000,000 shares of common stock, has an exercise price of $0.04, and has a term of three years.  In March 2009, we issued 9,571,429 shares of common stock to Ms. Park upon her conversion of the convertible promissory note and accrued interest.

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

Director Compensation

We do not provide any compensation to our employee directors and have not adopted a standard compensation package for non-employee directors serving as members of our board of directors.  We did not have any non-employee directors on our board of directors during 2010 and, thus, did not pay any director compensation to any non-employee directors during 2010.  We intend to add non-employee directors to our board of directors in the future.  In the event we do so, we intend to provide them with remuneration that may consist of one or more of the following: an annual retainer, a fee paid for each board meeting attended, an annual grant of equity compensation and reimbursement for reasonable travel expenses incurred to attend meetings of the board of directors.  We may provide additional remuneration to board members participating on committees of our board of directors.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth, for each named executive officer, information regarding unexercised warrants, stock that had not vested, and equity incentive plan awards as of the end of our fiscal year ended December 31, 2010.  We did not have any stock options or restricted stock awards outstanding at December 31, 2010.

	Warrant Awards
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable		Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Warrant Exercise Price ($)	Warrant Expiration Date

Helen R. Park	5,000,000	(1)	-0-	0.04	11/18/11

Ira L. Goldknopf	---		---	---	---

(1)       These warrants vested in full on the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and the notes thereto set forth, as of May 4, 2011, certain information with respect to the beneficial ownership of each of our executive officers and directors and by each person or group who is known to our management to be the beneficial owner of more than 5% of our common stock.  This table is based upon information supplied by our officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC.  Where information regarding shareholders is based on Schedules 13D and 13G, the number of shares owned is as of the date for which information was provided in such schedules.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of May 4, 2011 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 26022 Budde Road, The Woodlands, Texas 77380.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)

Helen R. Park (2)	27,441,737	5.3%

Ira L. Goldknopf (3)	46,863,516	9.1%

All officers and directors as a group (2 persons) (4)	74,305,253	14.3%

 (1) This table has been prepared based on 513,848,729 shares of our common stock outstanding on May 4, 2011.

(2)  Includes 5,000,000 shares issuable upon the exercise of outstanding warrants that have an exercise price of $0.04.

(3) Includes 1,500,000 shares issuable upon the conversion of Series B Preferred Stock.

(4)  Includes: (i) 5,000,000 shares issuable upon the exercise of outstanding warrants that have an exercise price of $0.04, and (ii) 1,500,000 shares issuable upon the conversion of Series B Preferred Stock.

Equity Compensation Plan Information

The following table sets forth information regarding the number of options, warrants, rights and similar securities that were outstanding at December 31, 2010 under equity compensation plans that have not been approved by our shareholders.  None of our securities were outstanding at December 31, 2010 under plans that have been approved by our shareholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders:

2008 Compensation Plan	-0-	-0-	-0-

2009 Stock Incentive Plan	-0-	-0-	-0-

Warrants issued to directors, officers and employees	5,000,000	$0.04	-0-
Total	5,000,000	$0.04	-0-

Warrants Issued to Employees

A description of the warrants issued to Power3’s directors and employees that were outstanding at December 31, 2010 is set forth under Notes 8 and 9 to our audited financial statements beginning on page F-1 of this report.

Stock Compensation Plans

Power3 has adopted four additional equity compensation plans that have not been approved by security holders.  These consist of the Power3 Medical Products, Inc. 2008 Compensation Plan, the Power3 Medical Products, Inc. 2009 Stock Incentive Plan, the Power3 Medical Products, Inc. 2011 Equity Awards Plan and the Power3 Medical Products, Inc. 2011 Stock Incentive Plan.

Power3 Medical Products, Inc. 2008 Compensation Plan

In April 2008, we adopted the Power3 Medical Products, Inc. 2008 Compensation Plan.  Under the plan, up to 5,000,000 shares of common stock could be granted to non-executive employees of, and consultants and advisors to, us under awards that may be made in the form of stock options, restricted stock and unrestricted stock.  As of May 4, 2011, awards have been granted under the plan with respect to all shares of our common stock available for issuance under the plan and there were no securities issuable upon the exercise of outstanding options, warrants or rights under the plan.  On June 6, 2008, we filed a registration statement on Form S-8, File No. 333-151466, with the SEC covering the public sale of all 5,000,000 shares of common stock available for issuance under the plan.

Power3 Medical Products, Inc. 2009 Stock Incentive Plan

In April 2009, we adopted the Power3 Medical Products, Inc. 2009 Stock Incentive Plan.  Under the plan, 40,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, us under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of May 4, 2011, awards have been granted under the plan with respect to all shares of our common stock available for issuance under the plan.  The plan terminates in 2019.  On April 22, 2009, we filed a registration statement on Form S-8, File No. 333-158685, with the SEC covering the public sale of all 40,000,000 shares of common stock available for issuance under the plan.

Power3 Medical Products, Inc. 2011 Equity Awards Plan

In February 2011, we adopted the Power3 Medical Products, Inc. 2011 Equity Awards Plan.  Under the plan, 25,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, us under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  Since the plan was not adopted by us until February 2011, no shares of common stock or securities convertible or exercisable into shares of common stock had been issued under the plan as of December 31, 2010.  As of May 4, 2011, 17,563,911 shares of common stock had been issued under the plan.  The plan terminates on February 28, 2021.  On February 28, 2011, we filed a registration statement on Form S-8, File No. 333-172504, with the SEC covering the public sale of the 25,000,000 shares of common stock available for issuance under the plan.

Power3 Medical Products, Inc. 2011 Stock Incentive Plan

In January 2011, we adopted the Power3 Medical Products, Inc. 2011 Stock Incentive Plan.  Under the plan, 50,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, us under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  No shares of common stock have been issued under the plan, and no shares of common stock may be issued under the plan until our shareholders have had an opportunity to vote on the plan.  The plan terminates on January 25, 2021.  We have filed a preliminary proxy statement on Schedule 14A with the SEC in connection with a special meeting of shareholders that we are proposing to hold in part to submit approval of the plan to a vote by our shareholders.  If the plan is not approved by our shareholders, we will reconsider whether or not to retain the plan.  However, we currently intend to retain the plan even if our shareholders do not approve the plan.  In the event the plan is approved by our shareholders, or in the event the plan is not approved by our shareholders but we elect to retain the plan, we intend to file a registration statement on Form S-8 promptly thereafter to register all shares of common stock available for issuance under the plan.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In January 2009, we issued a convertible promissory note and a warrant to acquire shares of our common stock to Dr. Ira L. Goldknopf, our President and Chief Scientific Officer, in consideration for the return of 1,200,000 shares of common stock held by Mr. Goldknopf.  The promissory note was for a principal amount of $8,256, had a term of one year, was convertible into 1,200,000 shares of common stock, and accrued interest at an annual rate of 12%.  The warrant was exercisable into 1,200,000 shares of common stock and had an exercise price of $0.04 per share.

In March 2009, we issued 9,571,429 shares of common stock to Helen R. Park, our Interim Chief Executive Officer and Interim Chief Financial Officer, to retire the $150,000 convertible promissory note issued to her in November 2008 and accrued interest thereon.

In March 2009, we issued 46,910,896 shares of common stock to Dr. Goldknopf to retire the convertible promissory note with an outstanding principal balance of $1,097,940, the convertible promissory note with an outstanding balance of $18,927, and the convertible promissory note with an outstanding balance of $8,256, and accrued interest on each of the notes.

In June 2009, we issued 7,422,558 shares of common stock to Dr. Goldknopf in full payment of $92,142 of accrued but unpaid salary and accrued interest due under the Goldknopf Employment Agreement.

In June 2009, we issued 2,960,908 shares of common stock to Ms. Park in full payment of $40,000 of accrued but unpaid fees due under the Bronco Consulting Agreement.

In June 2009, we issued 780,640 shares of common stock to John Ginzler, our former Chief Financial Officer, in full payment of $10,000 of accrued but unpaid salary due under the Ginzler Employment Agreement.

In June 2009, we issued a restricted stock award for 12,000,000 shares of common stock and a warrant to acquire 10,000,000 shares of common stock to Mr. Ginzler in accordance with the terms of the Ginzler Employment Agreement.  The restricted stock award was due to vest in three equal annual installments commencing June 2, 2010. On December 7, 2009, Mr. Ginzler agreed to resign from all positions with us.  As a result, on that date, the restricted stock award terminated in its entirety.

In December 2009, we issued 15,000,000 shares of common stock to Ms. Park as a performance bonus in accordance with the terms of the Bronco Consulting Agreement.

We did not engage in any related-party transactions during our fiscal year ended December 31, 2010.

We have entered into employment agreements and consulting agreements with Ms. Park and Dr. Goldknopf and have issued warrants, restricted stock awards and shares of common stock to Ms. Park and Dr. Goldknopf.  A description of the agreements, warrants, restricted stock awards and common stock grants is set forth under “Item 10.  Executive Compensation” of this report.

Director Independence

Helen R. Park, our Interim Chief Executive Officer and Interim Chief Financial Officer, and Ira L. Goldknopf, our President, Chief Scientific Officer and Secretary, constitute all of the members of our board of directors.  They will each serve until the next annual meeting of shareholders or until his or her successor is duly elected and qualified.  Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.  Ms. Park and Dr. Goldknopf do not qualify as “independent directors” pursuant to such rules.  Our board of directors has not created separately-designated standing committees and Ms. Park and Dr. Goldknopf are not “independent” for purposes of Rule 5605(c)(2) of the rules of the Nasdaq Stock Market.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Item 13.  Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by M&K CPAS, PLLC for the audit of our financial statements for our fiscal years ended December 31, 2010 and 2009, and fees billed for other services rendered by M&K CPAS, PLLC during such years.

	2010	2009

Audit Fees:	$52,500	$56,000
Audit-Related Fees:	---	---

Tax Fees:	1,650	---

All Other Fees:	---	---

Total:	$54,150	$56,000

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

Our board of directors serves as our audit committee.  It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2010 and 2009, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

Item 14.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Exhibit

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.5 to the Company’s Form 10-SB filed with the SEC on September 28, 1998)

3.2	Certificate of Merger (incorporated by reference to Exhibit 2.7 to the Company’s Form 10-SB filed with the SEC on September 28, 1998)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 2.9 to the Company’s Form 10-SB filed with the SEC on September 28, 1998)

3.4	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.(I).10 to the Company’s Form S-3 filed with the SEC on March 2, 2000)

3.5	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 5, 2004)

3.6	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed with the SEC on November 14, 2007)

3.7	Certificate of Amendment to the Certificate of Incorporation dated February 4, 2009 (incorporated by reference to Exhibit 3.7 to the Company’s Form 10-Q filed with the SEC on May 20, 2009)

3.8	Bylaws (incorporated by reference to Exhibit 2.10 to the Company’s Form 10-SB filed with the SEC on September 28, 1998)

10.1	Form of Convertible Debenture Due October 28, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on November 3, 2004)

10.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on November 3, 2004)

10.3
Exclusive License Agreement, dated June 28, 2004, by and between Baylor College of Medicine and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB/A filed with the SEC on November 15, 2004)

10.4
Promissory Note, dated April 5, 2005, executed by the Company in favor of Cordillera Fund LP in the amount of $251,000, (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed with the SEC on August 22, 2005)

10.5
Promissory Note, dated September 5, 2005, executed by the Company in favor of Cordillera Fund LP in the amount of $200,000 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on September 9, 2005)

10.6
Form of Convertible Debenture, dated June 30, 2008 by and between Able Income Fund LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC July 18, 2008)

10.7	Form of Warrant, dated June 30, 2008, by and between Able Income Fund LLC and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC July 18, 2008)

10.8
Form of Convertible Debenture, dated July 29, 2008, by and between Able Income Fund LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 1, 2008)

10.9	Form of Warrant, dated July 29, 2008, by and between Able Income Fund LLC and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on August 1, 2008)

10.10
Form of Convertible Promissory Note, dated November 4, 2008, by and between the Company and certain investors, including Ira Goldknopf (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 10, 2008)

10.11
Form of Warrant, dated November 4, 2008, by and between the Company and certain investors, including Ira Goldknopf (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on November 10, 2008)

10.12	Employment Agreement, dated April 29, 2009, by and between the Company and John P. Ginzler (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 12, 2009)

10.13
Amended and Restated Employment Agreement, dated May 17, 2009, by and between the Company and Ira L. Goldknopf (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on August 12, 2009)

10.14
Amended and Restated Consulting Agreement, dated June 1, 2009, by and between the Company and Bronco Technologies, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on August 12, 2009)

10.15
Second Modification and Ratification of Lease Agreement, dated October 1, 2009, by and between Vista Woodlands Partners, Ltd. and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the SEC on April 15, 2010)

10.16	Commercial Lease, dated May 27, 2010, by and between T. D. Cox Homes, LLC and the Company

10.17	Commercial Lease, dated June 4, 2010, by and between Projects and Developments of Houston, LLC and the Company

10.18
Agreement and Plan of Merger, dated September 7, 2010, by and between Rozetta-Cell Life Sciences, Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 8, 2010)

10.19
First Amendment and Waiver to Agreement and Plan of Merger, dated December 31, 2010, by and between Rozetta-Cell Life Sciences, Inc. and the Company (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on January 6, 2011)

10.20	Summary of the terms of the loans made by Rozetta-Cell Life Sciences, Inc. to the Company between July 1, 2010 and April 30, 2011

23.1	Consent of M&K CPAS, PLLC

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER3 MEDICAL PRODUCTS, INC.

Date: May 5, 2011	By:	/s/ Helen R. Park
Helen R. Park
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Helen R. Park	Interim CEO, Interim CFO and Member of the Board (Principal Executive Officer and Principal Financial and Accounting Officer)	May 5, 2011
Helen R. Park

/s/ Ira L. Goldknopf	President, Chief Scientific Officer, Secretary and Chairman of the Board	May 5, 2011
Ira L. Goldknopf

Power3 Medical Products, Inc.
(A Development Stage Enterprise)
Financial Statements

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2010 and 2009	F-3

Statements of Operations for the Years Ended December 31, 2010 and 2009 and the period beginning May 18, 2004 (date of re-entering the development stage) through December 31, 2010	F-4

Statements of Stockholders’ Deficit for all Years Subsequent to May 18, 2004 (date of re-entering the development stage)	F-5

Statements of Stockholders’ Deficit – Other Equity Items for all Years Subsequent to May 18, 2004 (date of re-entering the development stage)	F-6

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 and the period beginning May 18, 2004 (date of re-entering the development stage) through December 31, 2010	F-7

Notes to Financial Statements	F-8

[LETTERHEAD OF M&K CPAS, PLLC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Power3 Medical Products, Inc.
(A Development Stage Company)
The Woodlands, Texas

We have audited the accompanying balance sheets of Power3 Medical Products, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  The financial statements for the period from re-entering the development stage (May 18, 2004) to December 31, 2006 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power3 Medical Products, Inc. as of December 31, 2010 and 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations and maintains a working capital deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note 2 to the financial statements for further information regarding this uncertainty.

/s/M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 13, 2011

 Power3 Medical Products, Inc.
 (A Development Stage Entity)
Balance Sheets

	December 31,
	2010	2009

Assets

Cash and equivalents	$-	$-
Other current assets	-	-

Total current assets	-	-

Property and equipment, net of accumulated depreciation of
$108,461 and $107,581 at December 31, 2010 and 2009,
respectively	2,128	683
Deposits	11,332	5,000
Other assets	100	100

Total assets	$13,560	$5,783

Liabilities and stockholders’ deficit

Accounts payable	$1,643,510	$999,631
Accounts payable – related party	525,701	96,507
Notes payable	-	50,000
Notes payable – related party	154,482	-
Notes payable – in default, net of unamortized discount of -0-
and $21,621 at December 31, 2010 and 2009, respectively	501,000	429,379
Notes payable – in default – related party	80,000	80,000
Convertible debentures – in default	303,853	316,255
Derivative liabilities	1,460,472	14,456,424
Other current liabilities	788,225	593,891

Total current liabilities	5,457,243	17,022,087

Total liabilities	5,457,243	17,022,087

Stockholders’ deficit:

Preferred Stock – $0.001 par value: 50,000,000 shares authorized;
1,500,000 shares issued and outstanding as of December 31,
2010 and 2009, respectively	1,500	1,500
Common Stock – $0.001 par value: 600,000,000 shares authorized;
472,237,565 and 434,167,000 shares issued and outstanding as
of December 31, 2010 and 2009, respectively	472,237	434,167
Additional paid-in capital	72,994,212	71,984,083
Treasury stock	(16,000)	(16,000)
Common stock payable	135,000	135,000
Deficit accumulated during development stage	(67,349,132)	(77,873,554)
Deficit accumulated before entering development stage	(11,681,500)	(11,681,500)

Total stockholders’ deficit	(5,443,683)	(17,016,304)

Total liabilities and stockholders’ deficit	$13,560	$5,783

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statements of Operations

			Period From
			May 18, 2004
	For the Year Ended		Through
	December 31,		December 31,
	2010	2009	2010

Net revenue	$-	$115,000	$542,249

Operating expenses:
Employee compensation and benefits	149,263	368,067	31,566,842
Professional and consulting fees	1,441,879	4,925,829	17,670,648
Impairment of goodwill	-	-	13,371,776
Other selling, general and administrative expenses	467,827	143,297	2,654,148

Total operating expenses	2,058,969	5,437,193	65,263,414

Loss from operations	(2,058,969)	(5,322,193)	(64,721,165)

Other income (expense):
Derivative gain (loss)	12,995,952	(13,045,921)	6,973,004
Loss on settlement of litigation	(304,629)	-	(267,865)
Interest income	-	-	7,867
Gain (loss) on settlement of debt	-	(426,574)	1,582,872
Interest expense	(107,932)	(416,886)	(5,787,226)
Mandatory prepayment penalty	-	-	(420,000)
Other income (expense)	-	-	(194,886)

Total other income (expense)	12,583,391	(13,889,381)	1,893,766

Net income (loss)	10,524,422	(19,211,574)	(62,827,399)

Deemed dividend	-	(1,111,054)	(1,140,760)

Net income (loss) attributable to common stockholders	$10,524,422	$(20,322,628)	$(63,968,159)

Net income (loss) per share - basic	$0.02	$(0.06)

Net income (loss) per share - diluted	$0.02	$(0.06)

Weighted average number of shares
outstanding - basic	456,020,427	331,737,780

Weighted average number of shares
outstanding - diluted	494,928,330	331,737,780

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statement of Stockholders’ Deficit

					Additional
	Common Stock		Preferred Stock		Paid-in	Other Equity	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Items (1)	Deficit	Total
Balances as of Beginning of Development Stage -- May 18, 2004	14,407,630	$14,407	3,870,000	$3,870	$14,225,974	$-	$(11,681,500)	$2,562,751
								-
Issued shares for compensation	27,945,000	27,945	-	-	25,423,555	(25,451,500)	-	-
Issued shares for services	4,910,000	4,910	-	-	4,850,090	(535,000)	-	4,320,000
Issued shares for acquisition of equipment	15,000,000	15,000	-	-	13,485,000	-	-	13,500,000
Stock option expense	-	-	-	-	626,100	(626,100)	-	-
Issued shares for cash	242,167	242	-	-	314,575	-	-	314,817
Cancelled shares per cancellation agreement	(160,000)	(160)	-	-	(71,840)	-	-	(72,000)
Issued shares to convert Series A perferred shares to common shares	3,000,324	3,001	(3,870,000)	(3,870)	3,377,974	-	(3,380,975)	(3,870)
Stock based compensation	-	-	-	-	-	8,311,012	-	8,311,012
Net reclassification of derivative liabilities	-	-	-	-	(3,347,077)	-	-	(3,347,077)
Net loss (from May 18, 2004 to December 31, 2004)	-	-	-	-	-	-	(15,236,339)	(15,236,339)

Balance at December 31, 2004	65,345,121	65,345	-	-	58,884,351	(18,301,588)	(30,298,814)	10,349,294

Cancelled shares returned from employee	(1,120,000)	(1,120)	-	-	(1,307,855)	-	-	(1,308,975)
Issued shares for compensation	140,000	140	-	-	41,860	-	-	42,000
Issued shares for services	850,000	850	-	-	155,150	-	-	156,000
Amortize deferred compensation expense	-	-	-	-	-	13,222,517	-	13,222,517
Net loss	-	-	-	-	-	-	(27,134,865)	(27,134,865)

Balance at December 31, 2005	65,215,121	65,215	-	-	57,773,506	(5,079,071)	(57,433,679)	(4,674,029)

Issued shares for services	2,449,990	2,449	-	-	311,865	-	-	314,314
Issued shares for cash	2,452,746	2,452	-	-	222,548	-	-	225,000
Issued shares for compensation	1,253,098	1,254	-	-	176,763	-	-	178,017
Adoption of FAS 123R	-	-	-	-	(475,324)	475,324	-	-
Amortize deferred compensation expense	-	-	-	-	-	4,603,747	-	4,603,747
Net loss	-	-	-	-	-	-	(6,415,969)	(6,415,969)

Balance at December 31, 2006	71,370,955	71,370	-	-	58,009,358	-	(63,849,648)	(5,768,920)

Issued shares for services	1,810,000	1,810	-	-	282,390	-	-	284,200
Issued shares for conversion of debt	22,265,224	22,264	-	-	606,412	-	-	628,676
Issued shares for warrants exercised	5,270,832	5,272	-	-	336,396	-	-	341,668
Issued shares for cash	7,630,625	7,632	-	-	992,818	-	-	1,000,450
Placement agent fees	-	-	-	-	(58,500)	-	-	(58,500)
Stock received	-	-	-	-	100	-	-	100
Unreturned shares	5,000	5	-	-	4,495	-	-	4,500
Deemed dividend	-	-	-	-	17,635	-	(17,635)	-
Net loss	-	-	-	-	-	-	(5,216,288)	(5,216,288)

Balance at December 31, 2007	108,352,636	108,353	-	-	60,191,104	-	(69,083,571)	(8,784,114)

Common stock issued for services	7,482,910	7,483	-	-	584,858	-	-	592,341
Common stock issued for cash	7,492,875	7,493	-	-	639,911	-	-	647,404
Common stock issued for conversion of debt	22,172,536	22,173	-	-	1,568,626	-	-	1,590,799
Common stock issued for lawsuit settlement	325,000	325	-	-	30,550	-	-	30,875
Issued shares for payables	2,133,333	2,133	-	-	186,867	-	-	189,000
Common stock held in escrow	2,000,000	2,000	-	-	18,000	(20,000)	-	-
Preferred stock issued for services	-	-	1,500,000	1,500	357,000	-	-	358,500
Deemed dividends	-	-	-	-	12,071	-	(12,071)	-
Loss on related party debt conversion	-	-	-	-	(89,049)	-	-	(89,049)
Common stock payable	-	-	-	-	-	123,286	-	123,286
Net loss	-	-	-	-	-	-	(136,784)	(136,784)

Balance at December 31, 2008	149,959,290	149,960	1,500,000	1,500	63,499,938	103,286	(69,232,426)	(5,477,742)

Common stock issued for conversion of debt	150,701,039	150,701	-	-	2,154,621	(82,944)	-	2,222,378
Common stock payable	-	-	-	-	-	116,000	-	116,000
Common stock issed upon exercise of warrants	11,789,509	11,790	-	-	267,042	-	-	278,832
Common stock issued for services	112,201,562	112,201	-	-	4,403,503	(14,286)	-	4,501,418
Common stock issued for cash	11,515,600	11,516	-	-	73,640	-	-	85,156
Return of common stock held in escrow	(800,000)	(800)	-	-	800	-	-	-
Deemed dividends	-	-	-	-	1,111,054	-	(1,111,054)	-
Release of common stock held in escrow	-	-	-	-	20,000	4,000	-	24,000
Common stock rescinded for debt	(1,200,000)	(1,200)	-	-	-	(7,056)	-	(8,256)
Common stock contributed for debt payment	-	-	-	-	276,558	-	-	276,558
Options issued for services	-	-	-	-	176,927	-	-	176,927
Net loss	-	-	-	-	-	-	(19,211,574)	(19,211,574)

Balance at December 31, 2009	434,167,000	434,167	1,500,000	1,500	71,984,083	119,000	(89,555,054)	(17,016,304)

Common stock issued upon exercise of warrants	36,799,358	36,799	-	-	197,735	-	-	234,534
Common stock issued for services	13,573,456	13,573	-	-	518,671	-	-	532,244
Vesting of common stock issued for services	-	-	-	-	280,000	-	-	280,000
Common stock rescinded or canceled	(12,302,249)	(12,302)	-	-	12,302	-	-	-
Imputed interest on no-interest loans	-	-	-	-	1,421	-	-	1,421
Net income	-	-	-	-	-	-	10,524,422	10,524,422

Balance at December 31, 2010	472,237,565	$472,237	1,500,000	$1,500	$72,994,212	$119,000	$(79,030,632)	$(5,443,683)

(1) A more detailed description of the items comprising “Other Equity Items” is set forth herein following this Statement of Stockholders’ Deficit.

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statement of Stockholders’ Deficit -- Other Equity Items

	Deferred Compensation Expense	Treasury Stock	Stock Held in Escrow	Common Stock Payable	Total

Balances as of Beginning of Development
Stage -- May 18, 2004	$-	$-	$-	$-	$-

Issued shares for compensation	(25,451,500)	-	-	-	(25,451,500)
Issued shares for services	(535,000)	-	-	-	(535,000)
Stock option expense	(626,100)	-	-	-	(626,100)
Stock based compensation	8,311,012	-	-	-	8,311,012

Balance at December 31, 2004	(18,301,588)	-	-	-	(18,301,588)

Amortize deferred compensation expense	13,222,517	-	-	-	13,222,517

Balance at December 31, 2005	(5,079,071)	-	-	-	(5,079,071)

Adoption of FAS 123R	475,324	-	-	-	475,324
Amortize deferred compensation expense	4,603,747	-	-	-	4,603,747

Balance at December 31, 2006	-	-	-	-	-

Balance at December 31, 2007	-	-	-	-	-

Stock held in escrow	-	-	(20,000)	-	(20,000)
Common stock payable	-	-	-	123,286	123,286

Balance at December 31, 2008	-	-	(20,000)	123,286	103,286

Common stock issued for conversion of debt	-	7,056	-	(90,000)	(82,944)
Common stock payable	-	-	-	116,000	116,000
Common stock issued for services	-	-	-	(14,286)	(14,286)
Return of common stock held in escrow	-	(16,000)	16,000	-	-
Release of common stock held in escrow	-	-	4,000	-	4,000
Common stock rescinded for debt	-	(7,056)	-	-	(7,056)

Balance at December 31, 2009	-	(16,000)	-	135,000	119,000

Balance at December 31, 2010	$-	$(16,000)	$-	$135,000	$119,000

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statements of Cash Flows

			Period From
			May 18, 2004
	For the Years Ended		Through
	December 31,		December 31,
	2010	2009	2010
			(unaudited)

Cash flows from operating activities

Net income (loss)	$10,524,422	$(19,211,574)	$(62,827,399)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
(Gain) loss on conversion of financial instruments	-	426,574	(1,579,670)
Impairment of goodwill	-	-	13,371,776
Impairment of intangible assets	-	-	179,788
Loss on previously capitalized lease	-	-	34,243
Loss on settlement of litigation	304,629	-	304,629
Amortization of debt discounts and deferred finance costs	21,621	258,384	4,005,435
Change in derivative liability, net of bifurcation	(12,995,952)	13,045,921	(5,819,103)
Stock issued for compensation and services	812,244	4,794,345	38,977,261
Debt issued for compensation and services	-	-	1,028,927
Stock issued for settlement of lawsuit	-	-	30,875
Depreciation expense	880	6,328	108,462
Release of stock held in escrow	-	24,000	24,000
Other non-cash items	1,421	-	(33,512)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-	186,084
Deposits and other assets	(6,332)	6,995	17,265
Accounts payable and other liabilities	950,376	207,466	4,331,050

Net cash used in operating activities	(386,691)	(441,561)	(7,659,889)

Cash flows from investing activities

Increase in property and equipment	(2,325)	(758)	(144,833)
Increase in other assets	-	-	(179,786)

Net cash used in investing activities	(2,325)	(758)	(324,619)

Cash flows from financing activities

Proceeds from sale of common stock	-	85,156	2,349,327
Borrowings on notes payable	-	50,000	3,838,430
Borrowings on notes payable – related party	154,482	20,000	249,858
Principal payments on notes payable	-	-	(122,478)
Principal payments on notes payable – related party	-	-	(47,300)
Proceeds from exercise of warrants	234,534	278,832	513,366
Stock rescinded for debt	-	-	-
Proceeds from issuance of convertible debt, warrants,
and rights net of issuance cost	-	-	1,200,709

Net cash provided by financing activities	389,016	433,988	7,981,912

Net increase (decrease) in cash and equivalents	-	(8,331)	(2,596)
Cash and equivalents, beginning of period	-	8,331	2,596

Cash and equivalents, end of period	$-	$-	$-

Supplemental disclosure of cash flow information

Cash paid for interest	-	-	59,840
Cash paid for income taxes	-	-	-

Schedule of non-cash financing activities

Stock for conversion of debt – related party	-	1,212,826	2,227,759
Stock for subscriptions receivable	-	-	-
Warrants exercised for subscriptions receivable	-	-	-
Stock issued for common stock payable	-	582,977	-
Exchange of debt – related party	-	-	214,075
Exchange of convertible notes for stock	-	-	2,525,070
Stock issued for services and settlement of payables	-	-	778,674
Deemed dividend	-	1,111,054	1,140,760
Exchange of convertible preferred stock for common stock	-	-	3,380,975
Preferred stock issued for payables	-	-	358,500
Stock held in escrow	-	-	20,000
Stock contributed for debt payment	-	276,558	276,558
Return of stock held in escrow	-	16,800	16,800
Cashless exercise of warrants	32,374	133	32,507
Stock rescinded for debt	-	8,256	8,256
Stock rescinded or canceled	12,302	-	12,302

 The accompanying notes are an integral part of these  financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Note 1.  Description of Business

Power3 Medical Products, Inc. (the “Company”) was incorporated in the State of Florida as “Sheffeld Acres, Inc.” on May 7, 1993.  In February 1995, the Company merged with, and changed its name to, “Surgical Safety Products, Inc.”, a New York corporation.  On September 11, 2003, the Company amended its Certificate of Incorporation to change its name to “Power3 Medical Products, Inc.”  The Company became a development stage company on May 18, 2004, when it completed the acquisition of certain intellectual property assets from Advanced Bio/Chem, Inc. and began focusing on research and development relating to those assets.  The Company currently focuses on the development of its intellectual properties by focusing on disease diagnosis, protein and biomarker identification and early detection indicators in the areas of cancers, neurodegenerative and neuromuscular diseases, as well as other scientific areas of interest associated with protein biomarkers.

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

Note 2.  Significant Accounting Policies

This summary of significant accounting policies is provided to assist the reader in understanding the Company’s financial statements.  The financial statements and notes thereto are representations of the Company’s management.  The Company’s management is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses which raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.  These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ deficit.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenue consists of licensing fees, royalties, milestone payments and sample fees that it receives under licensing agreements that the Company has with third parties.  The Company recognizes the fees as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition.

The Company did not generate any revenue during the year ended December 31, 2010.  During the year ended December 31, 2009, the Company generated revenue of $115,000.  All of this revenue was generated through a Collaboration and Exclusive License Agreement, dated January 23, 2009, between the Company and Transgenomic, Inc. which was terminated by the Company on or about February 2, 2010.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less on the date of purchase to be cash equivalents in accordance with ASC Topic 305, Cash and Cash Equivalents.  The Company had no cash equivalents as of December 31, 2010 or 2009.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization, in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”).  Depreciation and amortization are calculated using the straight-line basis over the estimated useful lives of the related assets.  The cost of major improvements to the Company’s property and equipment are capitalized. The cost of maintenance and repairs that do not improve or extend the life of the applicable assets are expensed as incurred.  When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reported in the period realized.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows that the assets are expected to generate.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Long-Lived Assets

The Company reviews long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with ASC 360.  Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows that the assets are expected to generate.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of these assets exceeds the fair value of the assets.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Financial Instruments

The company accounts for its financial instruments in accordance with ASC Topic 825, Financial Instruments, which requires the disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash and cash equivalents, accounts payable, accrued liabilities and other short-term liabilities in the balance sheet approximate their fair value due to the short-tem maturity of these instruments and obligations. The fair value of related-party transactions is not determinable due to their related-party nature.

Debt Discounts, Deferred Financing Costs and Imputed Interest

The Company accounts for debt discounts and deferred financing costs in accordance with ASC Topic 470, Debt (“ASC 470”).  Debt discounts and deferred financing costs are amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts and deferred financing costs amounted to $21,621 and $258,384 during the years ended December 31, 2010 and 2009, respectively.

The Company accounts for imputed interest in accordance with ASC Topic 835, Interest.  During the year ended December 31, 2010, the Company borrowed funds from a related party pursuant to loans that were interest free and payable on demand.  The loans did not have a definite term.  Since the Company had not entered into comparable loans in the recent past, the Company applied an imputed interest rate of 4.25% based on the prime rate of interest of 3.25% in effect on the date the loans were received plus one percent.   In addition, since the loans did not have a definite term, the Company was unable to calculate a discount associated with the loans.  As a result, the Company accounted for imputed interest with respect to the loans by recording interest expense as it is incurred.  The Company incurred $1,421 of imputed interest during the year ended December 31, 2010 which resulted in an increase in additional paid-in capital since the interest is not payable.  The Company did not incur any imputed interest during the year ended December 31, 2009.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Derivative Financial Instruments

The Company records all derivative financial instruments on its balance sheet at fair value in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data, judgment and estimates.

The Company has issued several convertible promissory notes, convertible debentures and stock warrants and has evaluated the terms and conditions of the conversion features contained in these securities to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815.  The Company determined that the conversion features contained in these securities represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815.  As a result, the fair value of the derivative financial instruments in these securities is reflected in the Company’s balance sheet as a liability.  The fair value of the derivative financial instruments in these securities was measured at the inception date of the securities and each subsequent balance sheet date.  Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

During the year ended December 31, 2009 and the three months ended March 31, 2010, the Company valued the conversion features in its convertible notes and convertible debentures using a binomial lattice valuation model. The binomial lattice valuation model values the embedded derivatives based on a probability-weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivatives, which are: (i) payments are made in cash, (ii) payments are made in stock, (iii) the holder exercises its right to convert the notes and debentures, (iv) the holder exercises its right to convert the notes and debentures, and (v) the Company defaults on the notes and debentures.  The Company used the model to analyze the underlying economic factors that influence which of these events will occur, when they are likely to occur, and the price of its common stock and specific terms of the notes and debentures, such as the interest rate and conversion price, that will be in effect when they occur.  Based on the analysis of these factors, the Company used the model to develop a set of potential scenarios.  Probabilities of each scenario occurring during the remaining term of the notes and debentures are determined based on management’s projections.  These probabilities were used to create a cash flow projection over the term of the notes and debentures and determine the probability that the projected cash flow will be achieved.  A discounted weighted-average cash flow for each scenario was then calculated and compared to the discounted cash flow of the notes and debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

During the three months ended June 30, 2010, the Company changed the method by which it valued the conversion features in its convertible notes and convertible debentures by switching from the binomial lattice valuation model to the Black-Scholes pricing model.  As a result, the conversion features in the Company’s notes and debentures were valued under the binomial lattice valuation model at December 31, 2009, and were valued under the Black-Scholes pricing model at December 31, 2010.  This change has been deemed by the Company to be a change in accounting estimate in accordance with ASC Topic 250, Accounting Changes and Error Corrections.  The Company used the Black-Scholes pricing model to determine the fair value of its warrants at December 31, 2010 and 2009.

During the year ended December 31, 2009, the Company revised the exercise price of several of its outstanding warrants.  The Company accounted for the revisions to the exercise price of the warrants in accordance with ASC 718.  Pursuant to the provisions of ASC 718, the Company revalued the warrants by comparing the terms of the original warrants with the terms of the revised warrants and recorded the difference in value between the two warrants as a deemed dividend in accordance with ASC 470.  The Company used the Black-Scholes pricing model to calculate the amount of the deemed dividend to be recorded.

The Black-Scholes pricing model takes into consideration such factors as the estimated term of the convertible notes, convertible debentures and warrants, the conversion or exercise prices of the securities, as applicable, the volatility of the price of the Company’s common stock, interest rates, and the probability that the securities will be exercised to determine the fair value of the securities.  The selection of these criteria requires management’s judgment and may impact the Company’s net income or loss.  The computation of volatility is intended to produce a volatility value that is representative of the Company’s expectations about the future volatility of the price of its common stock over an expected term.  The Company used its share price history to determine volatility and cannot predict what the price of its shares of common stock will be in the future.  As a result, the volatility value that the Company calculated may differ from the actual volatility of the price of its shares of common stock in the future.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the Company’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date, essentially the exit price.  In accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company determines fair value using a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances.

The levels of fair value hierarchy are:

Level 1:  Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2:  Observable inputs other than quoted prices included in Level 1, such as (i) quoted prices for similar assets and liabilities in active markets, (ii) quoted prices for identical or similar assets and liabilities in markets that are not active, and (iii) other inputs that are observable or can be corroborated by observable market data.

Level 3:  Unobservable inputs for which there is little or no market data available.

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement.  However, the determination of what constitutes “observable” requires significant judgment by the Company.  The Company considers observable data to be market data that is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.  In contrast, the Company considers unobservable data to be data that reflects the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

As described more fully herein in “Note 2.  Significant Accounting Policies – Derivative Financial Instruments,” the Company has issued several convertible promissory notes, convertible debentures and stock warrants that have conversion features that represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815.  As a result, the fair value of the derivative financial instruments in these securities is reflected in the Company’s balance sheet as a liability.  The fair value of the derivative financial instruments in these securities was measured at the inception date of the securities and each subsequent balance sheet date.  Any changes in the fair value of the derivative financial instruments were recorded as non-operating, non-cash income or expense at each balance sheet date.

The following table presents the Company’s derivative liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2010 and 2009:

	Level 1	Level 2	Level 3
Derivative liabilities -- 2010	-0-	-0-	$1,460,472
Derivative liabilities -- 2009	-0-	-0-	$14,456,424

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of December 31, 2010 and 2009:

Derivative Liabilities
Balance, December 31, 2008	$1,352,247
Purchases, sales, issuances and settlements (net)	13,104,177
Balance, December 31, 2009	14,456,424
Purchases, sales, issuances and settlements (net)	(12,995,952)
Balance, December 31, 2010	$1,460,472

The Company’s other financial instruments consist of cash and equivalents, deposits, accounts payable, notes payable and convertible debentures.  The estimated fair value of the cash and equivalents, deposits and accounts payable approximates their respective carrying amounts due to the short-term nature of these instruments.  The estimated fair value of the notes payable and convertible debentures also approximates their respective carrying amounts since their terms are similar to those in the lending market for comparable loans with comparable risks.  None of these instruments are held for trading purposes.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Stock-Based Compensation

During the years ended December 31, 2010 and 2009, the stock-based compensation that the Company issued to employees and non-employees consisted exclusively of warrants to acquire shares of the Company’s common stock.

The Company accounts for employee stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), using the modified prospective transition method.  Under this method, compensation expense includes: (a) compensation expense for all stock-based payments granted, but not yet vested, as of January 1, 2006 based on the grant-date fair value, and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.  Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards.

The Company accounts for non-employee stock-based compensation in accordance with ASC 718 and ASC Topic 505, Equity (“ASC 505”).  ASC 718 and ASC 505 require that the Company recognize compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by the non-employees.

The Company uses the Black-Scholes pricing model to determine the fair value of the stock-based compensation that it grants to employees and non-employees.  The Black-Scholes pricing model takes into consideration such factors as the estimated term of the securities, the conversion or exercise prices of the securities, the volatility of the price of the Company’s common stock, interest rates, and the probability that the securities will be exercised to determine the fair value of the securities.  The selection of these criteria requires management’s judgment and may impact the Company’s net income or loss.  The computation of volatility is intended to produce a volatility value that is representative of the Company’s expectations about the future volatility of the price of its common stock over an expected term.  The Company used its share price history to determine volatility and cannot predict what the price of its shares of common stock will be in the future.  As a result, the volatility value that the Company calculated may differ from the actual volatility of the price of its shares of common stock in the future.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes, under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized in the future.

Net deferred tax assets consisted of the following components at December 31, 2010 and 2009, respectively:

	December 31,
	2010		2009
Deferred tax assets:
Net operating loss carryforwards		$8,005,828		$7,423,678

Deferred tax liabilities		-0-		-0-

Valuation allowance		(8,005,828)		(7,423,678)

Net deferred tax asset	$	---	$	---

The Company had net operating loss carry-forwards of approximately $22,873,794 and $21,210,509 at December 31, 2010 and 2009, respectively, that may be offset against future taxable income from the years 2019 through 2029.  No tax benefit has been reported in the December 31, 2010 and 2009 financial statements because the potential tax benefit is offset by a valuation allowance of the same amount.  The Company had no uncertain tax positions at December 31, 2010 or 2009.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions.  These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  Subsequent ownership changes could further affect the limitation in future years.  These annual limitation provisions may result in the expiration of certain net operating losses and credits before utilization.

Net Income (Loss) Per Share

The Company calculates basic and diluted income or loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic income (loss) per share is based on the weighted-average number of shares of the Company’s common stock outstanding during the applicable year, and is calculated by dividing the reported net income (loss) for the applicable year by the weighted-average number of shares of common stock outstanding during the applicable year.  The Company calculates diluted income (loss) per share by dividing the reported net income (loss) for the applicable year by the weighted-average number of shares of common stock outstanding during the applicable year as adjusted to give effect to the exercise of all potentially dilutive securities outstanding at the end of the year.

A total of 38,651,856 shares of common stock underlying Series B Convertible Preferred Stock, convertible promissory notes, convertible debentures and stock warrants that were outstanding on December 31, 2010 were excluded from the computation of diluted earnings per share for the year ended December 31, 2010 because the exercise price was greater than the average market price of the Company’s common stock during that year.  A total of 65,900,766 shares of common stock underlying Series B Convertible Preferred Stock, convertible promissory notes, convertible debentures and warrants that were outstanding on December 31, 2010 were included in the computation of diluted earnings per share for the year ended December 31, 2010 because the exercise price was less than the average market price of the Company’s common stock during that year.  Application of the treasury stock method resulted in dilution of 38,907,903 shares of common stock for the year ended December 31, 2010.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

A total of 160,846,363 shares of common stock underlying Series B Convertible Preferred Stock, convertible promissory notes, convertible debentures and warrants that were outstanding on December 31, 2009 were excluded from the computation of diluted earnings per share for the year ended December 31, 2009 because they are anti-dilutive.  As a result, basic loss per share was equal to diluted loss per share for the year ended December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  The guidance amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements.  It requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements.  The updated guidance also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed.  The guidance was effective January 1, 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements which are effective for the Company beginning in the first quarter of the Company’s fiscal year ended December 31, 2011.  The Company’s adoption of the updated guidance did not have an impact on its financial statements and the deferred provisions are not expected to significantly impact the Company’s financial statements.

Note 3. Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and 2009:

	December 31,
Asset	2010	2009

Computers and Related Equipment	$18,209	$15,884
Less: Accumulated Depreciation	(16,081)	(15,201)
Total	2,128	683

Lab Equipment	92,380	92,380
Less: Accumulated Depreciation	(92,380)	(92,380)
Total	-0-	-0-

Total Property and Equipment, Net	$2,128	$683

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Note 4.  Other Current Liabilities

Other current liabilities consisted of the following at December 31, 2010 and 2009:

	December 31,
Liability	2010	2009

Accrued Interest	$382,759	$312,252
Accrued Payroll Taxes	23,574	21,464
Accrued Compensation and Salaries	380,081	258,364
Other Accrued Expenses and Liabilities	1,811	1,811
Total	$788,225	$593,891

Note 5.  Derivative Liabilities

As described more fully in Note 2.  Significant Accounting Policies – Derivative Financial Instruments, the Company changed the method by which it valued the conversion features in its convertible notes and convertible debentures by switching from the binomial lattice valuation model to the Black-Scholes pricing model during the three months ended June 30, 2010.  As a result, the conversion features in the Company’s notes and debentures were valued under the binomial lattice valuation model at December 31, 2009, and were valued under the Black-Scholes pricing model at December 31, 2010.

Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of its notes, debentures and warrants:

	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Remaining Contractual Life (Years)
Common Stock Warrants	0%	113.1%	0.68%	2.39
Convertible Promissory Notes and Debentures	0%	113.9%	2.01%	5.00

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

The Company’s derivative liabilities were $1,460,472 and $14,456,424 at December 31, 2010 and 2009, respectively, resulting in a gain of $12,995,952 for derivative liabilities during the year ended December 31, 2010 and a loss of $13,045,921 for derivative liabilities during the year ended December 31, 2009.  The derivative gain recognized during the year ended December 31, 2010 was due primarily to the decrease in the Company’s stock price during 2010.  The derivative loss recognized during the year ended December 31, 2009 was due primarily to the increase in the Company’s stock price during 2009 and the Company’s decision to revise the exercise price of certain of its outstanding warrants to $0.053 per share during October 2009.

The components of derivative financial instruments on the Company’s balance sheet at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

Common Stock Warrants	$513,028	$10,267,167
Convertible Promissory Notes and Debentures	947,444	4,189,257
Total	$1,460,472	$14,456,424

Note 6.  Commitments and Contingencies

Litigation

In September 2008, the Company entered into an Arbitration Agreement with Steven Rash, the Company’s former Chief Executive Officer, in connection with his agreement to resign as the Company’s Chief Executive Officer.  The Company agreed to arbitrate Mr. Rash’s claims for wages of $36,031 and other compensation due, breach of contracts or covenants, and benefits, and the Company’s claims for embezzlement, fraud and breach of contract by Mr. Rash.  As of December 31, 2010, arbitration had not been initiated by either party and, as of that date, the Company did not believe a material loss is probable in connection with this matter.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In March 2009, McLennon Law Corporation filed a lawsuit against the Company in the Superior Court of the State of California in and for the County of San Francisco for breach of contract for accrued but unpaid attorney fees and accrued interest thereon.  In July 2010, a judgment was entered against the Company for a total of $148,683 for unpaid attorney fees and interest, all of which was accrued in our financial statements for the year ended December 31, 2010.  As of December 31, 2010, the Company did not intend to appeal the court’s ruling.

In September 2009, Marion McCormick, one of the Company’s former non-executive employees, filed a lawsuit against the Company in the District Court for Montgomery County, Texas, 9th Judicial District, seeking damages and specific performance under a $30,000 convertible promissory note and a warrant exercisable into 1,000,000 shares of common stock.  In August 2010, the Company filed an amended answer and counterclaims against the former employee for breach of fiduciary duty and fraud.   The Company is disputing the amount, if any, that is due to the former employee under the note.  As of December 31, 2010, the Company did not believe a material loss is probable as a result of this litigation.

In February 2010, Transgenomic, Inc. (“Transgenomic”) filed a lawsuit against the Company in the United States District Court for the District of Nebraska.  The lawsuit contains claims for fraud, breach of contract, libel and slander, and sought a declaration of rights under a Collaboration and Exclusive License Agreement, dated January 23, 2009, between the parties that the Company had terminated on February 2, 2010.  In April 2010, the Company filed a partial motion to dismiss Transgenomic’s fraud claim.  In June 2010, the Company filed a lawsuit against Transgenomic in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for trade secret misappropriation, breach of contract, misappropriation, conversion, unjust enrichment, quantum meruit and promissory estoppel as well as a request for injunctive relief.  In July 2010, the Company filed a non-suit to dismiss the case that the Company filed against Transgenomic in Texas without prejudice.  The Company intends to re-file the claims against Transgenomic in the United States District Court for the District of Nebraska as counterclaims accompanying its response to the claims filed by Transgenomic and has agreed to enter mediation with Transgenomic in an attempt to resolve this matter.  As of December 31, 2010, the Company did not believe a material loss is probable as a result of this litigation.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In March 2010, Rockmore Investment Master Fund LTD (“Rockmore”) filed a lawsuit against the Company in the Supreme Court for the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to a convertible debenture in the amount of $31,677 and common stock warrant previously issued by the Company to Rockmore.  In September 2010, Rockmore filed a motion for summary judgment and injunction regarding its claims, and in October 2010, the Company filed an opposition to Rockmore’s motion.  In October 2010, the court granted Rockmore’s motion for summary judgment, but denied its request for an injunction.  As of December 31, 2010, the Company intended to appeal the court’s ruling.  As of that date, the Company did not know whether it would incur a material loss as a result of this litigation.

In April 2010, the Company filed a lawsuit against Richard Kraniak (“Kraniak”) and Roger Kazanowski (“Kazanowski”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contained claims for violations of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  In May 2010, Kraniak and Kazanowski filed a motion to dismiss the lawsuit.  In June 2010, the Company filed a response to Kraniak and Kazanowski’s motion to dismiss as well as a first amended complaint against Kraniak and Kazanowski.  In October 2010, the Company filed a second amended complaint against Kraniak and Kazanowski, which it revised and re-filed in November 2010.  As of December 31, 2010, the Company did not believe a material loss is probable as a result of this litigation

In July 2010, Kraniak and Kazanowski filed counterclaims against the Company in the United States District Court for the Southern District of Texas, Houston Division.  The counterclaims contained claims for breach of contract, misrepresentation, civil conspiracy and defamation.  In July 2010, the Company filed an answer to the counterclaims denying each of the alleged claims.  In December 2010, the Company filed motions for partial summary judgment with respect to each of the counterclaims filed by Kraniak and Kazanowski.  As of December 31, 2010, the Company did not believe a material loss is probable as a result of this litigation.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In April 2010, Neogenomics, Inc. (“Neogenomics”) filed a lawsuit and motion for summary judgment against the Company in the Supreme Court of the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to the convertible debenture in the amount of $200,000 issued by the Company to Neogenomics in April 2007.  In May 2010, the Company filed a response to Neogenomic’s motion for summary judgment.  In December 2010, the court granted Neogenomic’s motion for summary judgment, awarding Neogenomics $217,457, comprised of $200,000 of principal under the debenture and $17,457 of accrued interest thereon.  As of December 31, 2010, the Company intended to appeal the court’s ruling.

In April 2010, Lucas Associates, Inc. (“Lucas Associates”) filed a lawsuit against the Company in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for breach of contract, quantum meruit and fraud related to allegations that the Company failed to pay Lucas Associates a finder’s fee in connection with the hiring of John Ginzler as the Company’s Chief Financial Officer in 2009.  In June 2010, the Company filed a general denial to the claims alleged in the complaint.  In November 2010, the Company entered into a settlement with Lucas Associates pursuant to which the Company agreed to pay $20,000 to Lucas Associates in monthly installments of $1,250 beginning January 14, 2011.

In April 2010, John Ginzler, the Company’s former Chief Financial Officer, filed a lawsuit against the Company in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for breach of contract related to an employment agreement entered into between him and the Company.  In June 2010, the Company filed a general denial to the claims alleged in the complaint.  As of December 31, 2010, the Company did not know whether it would incur a material loss as a result of this litigation.

In May 2010, the Company filed a lawsuit against Able Income Fund LLC (“Able Income Fund”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contained claims for violations of the Securities Act and the Exchange Act.  The Company subsequently moved for a default judgment on its claims due to Able Income Fund’s failure to timely respond to the Company’s lawsuit.  In November 2010, the Company’s motion for a default judgment was denied by the court.  As of December 31, 2010, the Company did not believe a material loss is probable as a result of this litigation.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In July 2010, Able Income Fund filed a lawsuit against the Company in the Supreme Court of the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to two convertible debentures in the aggregate amount of $450,000 previously issued by the Company to Able Income Fund.  In September 2010, the Company filed a motion to dismiss Able Income Fund’s lawsuit.  In November 2010, Able Income Fund filed an amended complaint alleging the existence of an outstanding convertible debenture in the amount of $72,176.  As of December 31, 2010, the Company did not believe a material loss is probable as a result of the litigation.

Employment and Consulting Agreements

On June 1, 2009, the Company entered into an Amended and Restated Consulting Agreement with Bronco Technology, Inc. (the “Bronco Consulting Agreement”).  Under the terms of the agreement, Ms. Park agreed to continue to serve as the Company’s Interim Chief Executive Officer until May 31, 2011.  In consideration for Ms. Park’s services, the Company agreed to pay Bronco Technology, Inc. $8,334 per month, subject to annual review by the Company’s board of directors or compensation committee of the board of directors, if any.  The Company also agreed to pay Bronco Technology a cash commission payment of an amount equal to one percent, but not to exceed $5,000 per month, of the royalties received by the Company from the sale of certain of its products through license agreements signed during the term of the consulting agreement.

Effective May 17, 2009, the Company entered into an Amended and Restated Employment Agreement with Dr. Ira L. Goldknopf (the “Goldknopf Employment Agreement”) to continue serving as the Company’s President and Chief Scientific Officer.  The agreement is for a term of three years.  The Company agreed to pay Dr. Goldknopf an annual base salary of $100,000 through May 31, 2009, and an annual base salary of $125,000 for the remainder of the term, subject to annual review by the Company’s board of directors or compensation committee of the board of directors, if any.  The Company also agreed to pay Dr. Goldknopf a cash bonus of $1,000 for each publication authored or co-authored by him that is published in a scientific or professional journal and that provides value to the Company.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Operating Leases

In May 2010, the Company entered into a commercial lease for its corporate headquarters located in The Woodlands, Texas pursuant to which the Company leases approximately 1,500 square feet of space for a fixed monthly rent payment of $2,500.  The Company will be required to make annual rent payments of $30,000 and $15,000 during 2011 and 2012, respectively.  The lease expires on June 30, 2012.

In June 2010, the Company entered into a commercial lease for its laboratory facilities located in The Woodlands, Texas pursuant to which the Company leases approximately 3,000 square feet of space for an initial monthly rent payment of $5,587.  The Company will be required to make annual rent payments of $68,532, $71,514, $73,008, $74,496 and $37,992 during 2011, 2012, 2013, 2014 and 2015, respectively.  The lease expires on June 30, 2015.

Note 7.  Common Stock and Preferred Stock

The Company’s authorized capital consisted of 600,000,000 shares of common stock, $0.001 par value per share, at December 31, 2010 and 2009, respectively, and 50,000,000 shares of preferred stock, $0.001 par value per share, at December 31, 2010 and 2009, respectively.  There were 472,237,565 and 434,167,000 shares of common stock outstanding at December 31, 2010 and 2009, respectively, and 1,500,000 shares of preferred stock outstanding at December 31, 2010 and 2009, respectively.

Capital-Raising Transactions

A summary of the capital-raising transactions that the Company completed during the years ended December 31, 2010 and 2009 is provided below.

In January 2009, the Company entered into a securities purchase agreement with Kraniak (the “Kraniak SPA”) pursuant to which the Company agreed to issue 1,000,000 shares of common stock and a warrant exercisable into 1,000,000 shares of common stock for total cash proceeds of $10,000.  The warrant has an initial exercise price of $0.01 and has a term of three years.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In January 2009, the Company entered into a securities purchase agreement with Kazanowski (the “Kazanowski SPA”) pursuant to which the Company agreed to issue 1,000,000 shares of common stock and a warrant exercisable into 1,000,000 shares of common stock for total cash proceeds of $10,000.  The warrant has an initial exercise price of $0.01 and has a term of three years.

In June 2009, the Company issued 6,000,000 shares of common stock to an accredited investor for total cash proceeds of $30,000.

In June 2009, the Company issued 500,000 shares of common stock to an accredited investor for total cash proceeds of $5,000.

In August 2009, the Company issued a total of 515,600 shares of common stock to Kraniak and Kazanowski for aggregate cash proceeds of $5,156.

In September 2009, the Company issued 2,500,000 shares of common stock to an accredited investor for total cash proceeds of $25,000.

In September 2009, the Company issued 2,000,000 shares of common stock to an accredited investor for total cash proceeds of $20,000.

During the year ended December 31, 2009, the Company issued a total of 11,789,509 shares of common stock to warrant holders upon the exercise of outstanding warrants for aggregate cash proceeds of $278,832.

During the year ended December 31, 2010, the Company issued a total of 36,799,358 shares of common stock to warrant holders upon the exercise of outstanding warrants for aggregate cash proceeds of $234,534.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Non Capital-Raising Transactions

A summary of the non capital-raising transactions that the Company completed during the years ended December 31, 2010 and 2009 is provided below.

In March 2009, the Company issued 2,761,878 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $55,238, all of which was recognized as expense during the year ended December 31, 2009.

In March 2009, the Company issued 900,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $18,000, all of which was recognized as expense during the year ended December 31, 2009.

In March 2009, the Company issued 2,857,143 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $42,857, which included a reduction of a stock payable in the amount of $14,286, all of which was recognized as expense during the year ended December 31, 2009.

In April 2009, the Company issued 3,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $60,000, all of which was recognized as expense during the year ended December 31, 2009.

In April 2009, the Company issued 4,333,333 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $86,667, all of which was recognized as expense during the year ended December 31, 2009.

In April 2009, the Company issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $10,000, all of which was recognized as expense during the year ended December 31, 2009.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In April 2009, the Company issued 12,500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $250,000, all of which was recognized as expense during the year ended December 31, 2009.

In April 2009, the Company issued 1,500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $30,000, all of which was recognized as expense during the year ended December 31, 2009.

In May 2009, the Company issued 460,970 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $9,216, all of which was recognized as expense during the year ended December 31, 2009.

In May 2009, the Company issued 772,752 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $15,455, all of which was recognized as expense during the year ended December 31, 2009.

In May 2009, the Company issued 2,469,136 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $49,383, all of which was recognized as expense during the year ended December 31, 2009.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In May 2009, the Company issued 1,029,688 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $20,594, all of which was recognized as expense during the year ended December 31, 2009.

In May 2009, the Company issued 568,182 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $11,364, all of which was recognized as expense during the year ended December 31, 2009.

In May 2009, the Company issued 848,990 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $16,980, all of which was recognized as expense during the year ended December 31, 2009.

In May 2009, the Company issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $10,000, all of which was recognized as expense during the year ended December 31, 2009.

In June 2009, the Company issued 1,500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $30,000, all of which was recognized as expense during the year ended December 31, 2009.

In June 2009, the Company issued 396,700 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $7,934, all of which was recognized as expense during the year ended December 31, 2009.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In June 2009, the Company issued 488,293 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $9,766, all of which was recognized as expense during the year ended December 31, 2009.

In June 2009, the Company issued 7,422,558 shares of common stock to Dr. Ira L. Goldknopf, the Company’s President and Chief Scientific Officer, in full payment of $92,142 of accrued but unpaid salary and accrued interest due under the Goldknopf Employment Agreement.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $148,451.  The Company recognized additional expense of $52,849 in connection with the payment, all of which was recognized as expense during the year ended December 31, 2009.

In June 2009, the Company issued 780,640 shares of common stock to John Ginzler, the Company’s Chief Financial Officer, in full payment of $10,000 of accrued but unpaid salary due under the Employment Agreement, dated June 1, 2009, between Mr. Ginzler and the Company (the “Ginzler Employment Agreement”).  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $15,613.  The Company recognized additional expense of $5,613 in connection with the payment, all of which was recognized as expense during the year ended December 31, 2009.

In June 2009, the Company issued 2,960,908 shares of common stock to Helen R. Park, the Company’s Interim Chief Executive Officer, in full payment of $40,000 of accrued but unpaid fees due under the Bronco Consulting Agreement.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $59,218.  The Company recognized additional expense of $19,218 in connection with the payment, all of which was recognized as expense during the year ended December 31, 2009.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In June 2009, the Company issued a restricted stock award for 12,000,000 shares of common stock and a warrant to acquire 10,000,000 shares of common stock to John P. Ginzler, the Company’s Chief Financial Officer at that time, in accordance with the terms of the Ginzler Employment Agreement.  The restricted stock award was due to vest in three equal annual installments commencing June 2, 2010.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of the award and warrant were approved by the Company’s board of directors.  On December 7, 2009, Mr. Ginzler agreed to resign from all positions with the Company.  As a result, on that date, the restricted stock award terminated in its entirety.  The Company recognized expense of $416,927 in connection with the issuance of the award, all of which was recognized as expense during the year ended December 31, 2009.  The shares represented by the restricted stock award were returned to the transfer agent for cancellation during the year ended December 31, 2010.

In July 2009, the Company issued 833,330 shares of common stock to a consultant pursuant to a consulting agreement.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $16,667, all of which was recognized as expense during the year ended December 31, 2009.

In July 2009, the Company issued 528,446 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $10,569, all of which was recognized as expense during the year ended December 31, 2009.

In July 2009, the Company issued 5,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $100,000, all of which was recognized as expense during the year ended December 31, 2009.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In July 2009, the Company issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $5,000, all of which was recognized as expense during the year ended December 31, 2009.

In August 2009, the Company issued 1,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $10,000, all of which was recognized as expense during the year ended December 31, 2009.

In August 2009, the Company issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $10,000, all of which was recognized as expense during the year ended December 31, 2009.

In August 2009, the Company issued 1,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $20,000, all of which was recognized as expense during the year ended December 31, 2009.

In August 2009, the Company issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $15,000, all of which was recognized as expense during the year ended December 31, 2009.

In August 2009, the Company issued 1,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $10,000, all of which was recognized as expense during the year ended December 31, 2009.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In September 2009, the Company issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $40,000, all of which was recognized as expense during the year ended December 31, 2009.

In September 2009, the Company issued 1,800,000 shares of common stock to a consultant pursuant to a consulting agreement.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $108,000, all of which was recognized as expense during the year ended December 31, 2009.

In October 2009, the Company issued 3,687,500 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $368,750, all of which was recognized as expense during the year ended December 31, 2009.

In October 2009, the Company issued 1,309,705 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $144,068, all of which was recognized as expense during the year ended December 31, 2009.

In October 2009, the Company issued 100,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $10,000, all of which was recognized as expense during the year ended December 31, 2009.

In October 2009, the Company issued 5,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $450,000, all of which was recognized as expense during the year ended December 31, 2009.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In October 2009, the Company issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $45,000, all of which was recognized as expense during the year ended December 31, 2009.

In October 2009, the Company issued 1,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $90,000, all of which was recognized as expense during the year ended December 31, 2009.

In October 2009, the Company issued 100,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $11,000, all of which was recognized as expense during the year ended December 31, 2009.

In December 2009, the Company issued 1,000,000 shares of common stock and a restricted stock award with respect to 6,000,000 shares of common stock to a consultant pursuant to a consulting agreement.  The restricted stock award vests in 12 equal quarterly installments of 500,000 shares.  The 1,000,000 shares of common stock were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $140,000.  The 6,000,000 shares underlying the restricted stock award were valued at the closing price of the Company’s common stock on the date the issuance of the award was approved by the Company’s board of directors.  The Company recognized $280,000 and $23,333 of consulting expense in connection with the restricted stock award during the years ended December 31, 2010 and 2009, respectively.

In December 2009, the Company issued 905,661 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $99,623, all of which was recognized as expense during the year ended December 31, 2009.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In December 2009, the Company issued 15,000,000 shares of common stock to Helen R. Park, the Company’s Interim Chief Executive Officer, as a performance bonus in accordance with the terms of the Bronco Consulting Agreement.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $1,500,000, all of which was recognized as expense during the year ended December 31, 2009.

In December 2009, the Company received 800,000 shares of common stock from a consultant that had been held in escrow and returned to the Company due to non-performance by the consultant.  Upon receipt, these shares were placed in treasury.

In January 2010, the Company issued 409,906 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $65,175, all of which was recognized as expense during the year ended December 31, 2010.

In March 2010, the Company issued 500,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $23,750, all of which was recognized as expense during the year ended December 31, 2010.

In March 2010, the Company issued 197,490 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $9,282, all of which was recognized as expense during the year ended December 31, 2010.

In April 2010, the Company issued 400,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $16,000, all of which was recognized as expense during the year ended December 31, 2010.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

 In May 2010, the Company issued a total of 7,625,808 shares of common stock to two consultants for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $305,032, all of which was recognized as expense during the year ended December 31, 2010.

In August 2010, the Company issued 1,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $28,000, all of which was recognized as expense during the year ended December 31, 2010.

In August 2010, the Company issued 440,252 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $11,006, all of which was recognized as expense during the year ended December 31, 2010.

In September 2010, the Company issued 2,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors the shares for total consideration of $50,000, all of which was recognized as expense during the year ended December 31, 2010.

In October 2010, the Company issued 1,000,000 shares of common stock to a consultant for consulting services.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors the shares for total consideration of $24,000, all of which was recognized as expense during the year ended December 31, 2010.

During the year ended December 31, 2010, the Company rescinded and canceled a total of 12,302,249 shares of common stock that had been issued under restricted stock awards that had terminated in accordance with the terms of the awards.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Note 8.  Stock Options and Warrants

The Company did not issue any stock options during the years ended December 31, 2010 and 2009, no stock options were exercised during the years ended December 31, 2010 and 2009, and no stock options were outstanding at December 31, 2010 and 2009.  Warrants exercisable into a total of 63,575,065 and 119,868,806 shares of the Company’s common stock were outstanding on December 31, 2010 and 2009, respectively.  The weighted average exercise price of the warrants outstanding on December 31, 2010 and 2009 was $0.132 and $0.075, respectively.  The Company estimates the fair value of its warrants on the date of grant by using the Black-Scholes pricing model.  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the warrants issued: a dividend yield of zero percent, an expected volatility of 241%, a risk-free interest rate of 1.14% and a remaining contractual life of 3.5 years.

A summary of the warrant transactions that the Company completed during the years ended December 31, 2010 and 2009 is provided below and under “Note 7.  Common Stock and Preferred Stock” of these Notes to Financial Statements.

Warrant Revisions

The Company revised the exercise price of several outstanding warrants during the year ended December 31, 2009.  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the amount of the deemed dividend to be recorded: a dividend yield of zero percent, an expected volatility of 168%, a risk-free interest rate of 0.20% and a remaining contractual life of 6 months.

In March 2009, the Company revised the terms of an outstanding warrant to acquire 300,000 shares of common stock held by the warrant holder.  The exercise price of the warrant was reduced from $0.98 per share to $0.01 per share upon the condition that the holder immediately exercise the warrant at the reduced exercise price.  The Company received $3,000 upon the exercise of the warrant and recorded the reduction of the exercise price of the warrant as a deemed dividend in the amount of $3,895.

In March 2009, the Company revised the terms of an outstanding warrant to acquire 833,333 shares of common stock held by the warrant holder.  The exercise price of the warrant was reduced from $0.09 per share to $0.01 per share upon the condition that the holder immediately exercise the warrant at the reduced exercise price.  The Company received $8,333 upon the exercise of the warrant and recorded the reduction of the exercise price of the warrant as a deemed dividend in the amount of $4,053.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In March 2009, the Company revised the terms of an outstanding warrant to acquire 416,666 shares of common stock held by the warrant holder.  The exercise price of the warrant was reduced from $0.08 per share to $0.01 per share upon the condition that the holder immediately exercise the warrant at the reduced exercise price.  The Company received $4,167 upon the exercise of the warrant and recorded the reduction of the exercise price of the warrant as a deemed dividend in the amount of $2,702.

In March 2009, the Company revised the terms of an outstanding warrant to acquire 2,000,000 shares of common stock held by the warrant holder.  The exercise price of the warrant was reduced from $0.10 per share to $0.01 per share upon the condition that the holder immediately exercise the warrant at the reduced exercise price.  The Company received $20,000 upon the exercise of the warrant and recorded the reduction of the exercise price of the warrant as a deemed dividend in the amount of $10,315.

In September 2009, the Company revised the terms of an outstanding warrant to acquire 1,000,000 shares of common stock held by the warrant holder.  The exercise price of the warrant was reduced from $0.08 per share to $0.01 per share upon the condition that the holder immediately exercise the warrant at the reduced exercise price.  The Company received $10,000 upon the exercise of the warrant and recorded the reduction of the exercise price of the warrant as a deemed dividend in the amount of $13,012.

In October 2009, the Company revised the terms of an outstanding warrant to acquire 10,461,539 shares of common stock held by the warrant holder.  The exercise price of the warrant was increased from $0.04 per share to $0.053 per share.  The Company received $200,000 and issued 3,773,585 shares of common stock upon the partial exercise of the warrant.  The Company recorded a deemed dividend in the amount of $577,712 in connection with the revision of the terms of the warrant.

In October 2009, the Company exchanged outstanding warrants to acquire 7,282,309 shares of common stock held by warrant holders for Class A warrants that had an exercise price of $0.053.  These Class A warrants carried with them the right to receive Class B warrants and Class C warrants with an exercise price of $0.50 and $1.00, respectively, in the future.  The Company recorded a deemed dividend in the amount of $482,174 in connection with the termination of the old warrants and subsequent issuance of the Class A warrants.

Warrant Exercises

During the year ended December 31, 2009, the Company issued a total of 11,789,509 shares of common stock to warrant holders upon the exercise of outstanding warrants for aggregate cash proceeds of $278,832.  The exercise prices of the warrants exercised for cash ranged between $0.01 and $0.053 per share.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

During the year ended December 31, 2010, the Company issued a total of 36,799,358 shares of common stock to warrant holders upon the exercise of outstanding warrants for aggregate cash proceeds of $234,534.  The exercise prices of the warrants exercised for cash ranged between $0.01 and $0.053 per share

A summary of the warrants that were issued, exercised or canceled, or that otherwise expired, during the years ended December 31, 2010 and 2009 is set forth below.

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding, December 31, 2008	101,397,717	$0.05

Granted	36,802,180	0.11
Exercised	(11,789,509)	0.024
Canceled/Expired	(7,282,309)	0.039

Outstanding, December 31, 2009	119,868,806	0.075

Granted	10,801,090	0.50
Exercised	(36,799,358)	0.006
Canceled/Expired	(30,295,473)	0.046

Outstanding, December 31, 2010	63,575,065	$0.132

Exercisable, December 31, 2009	119,868,806	$0.075
Exercisable, December 31, 2010	63,575,065	$0.132

Year Ended December 31,	Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price

2009	$0.01 – $0.25	119,868,806	3.0	$0.075
2010	$0.01 – $0.50	63,575,065	2.4	$0.132

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Note 9.  Promissory Notes and Debentures

The carrying value of the Company’s outstanding promissory notes and convertible debentures, net of unamortized discounts, was $1,039,335 and $862,853 at December 31, 2010 and 2009, respectively.  Of this amount, $884,853 and $812,853 was in default at December 31, 2010 and 2009, respectively.  A total of 39,477,557 shares of common stock were issuable upon conversion of the Company’s outstanding convertible promissory notes and convertible debentures at December 31, 2010 and 2009.  Accrued interest under the Company’s outstanding promissory notes and convertible debentures was $408,993 and $312,252 at December 31, 2010 and 2009, respectively.

A summary of the promissory notes and convertible debentures that were outstanding at December 31, 2010 and 2009, respectively, is provided below.

Rockmore Investments Master Fund, LTD

In October 2004, the Company issued convertible debentures and warrants to accredited investors for aggregate gross proceeds of $1,400,000.  The convertible debentures were for an initial principal amount of $1,400,000, had an initial annual interest rate of 6% and a default annual interest rate of 18%, were convertible into shares of common stock at an initial conversion price of $0.90 that varies in relation to the trading price of the common stock, and had a term of three years.  The warrants were exercisable at an initial exercise price of $0.04 that varied in relation to the trading price of the common stock.  The convertible debenture issued to Rockmore Investments is the sole debenture that remained outstanding at December 31, 2010.  As of December 31, 2010, the debenture was in default, the principal amount of Rockmore Investments’ outstanding debenture was $31,667 and the amount of accrued interest on the debenture was $18,105.

Michael Rosinski

In March 2005, the Company issued a promissory note to Michael Rosinski, the Company’s Chief Financial Officer at that time, for consideration of $35,000.  The note is for a principal amount of $35,000, has an initial and default annual interest rate of 6%, and was due April 30, 2005.  As of December 31, 2010, the full principal amount of the note was outstanding and the note had accrued interest of $10,074.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Cordillera Fund LP

In April 2005, the Company issued a promissory note to Cordillera Fund LP (“Cordillera”) for aggregate gross proceeds of $251,000.  The note is for a principal amount of $251,000, has an initial annual interest rate of 10% and a default annual interest rate of 12%.  The note was initially due August 15, 2005, which was later extended to November 15, 2005 under the promissory note issued to Cordillera in August 2005.  As of December 31, 2010, the note was in default, the full principal amount of the note was outstanding and the note had accrued interest of $171,065.

In August 2005, the Company issued a promissory note to Cordillera for aggregate gross proceeds of $200,000.  The note is for a principal amount of $200,000, has an initial annual interest rate of 10% and a default annual interest rate of 12%, and was due November 15, 2005.  As of December 31, 2010, the note was in default, the full principal amount of the note was outstanding and the note had accrued interest of $127,299.

Neogenomics, Inc.

In April 2007, the Company issued a convertible debenture to Neogenomics for consideration of $200,000.  The debenture is for a principal amount of $200,000, has an initial and default annual interest rate of 6%, and was due April 17, 2009.  In April 2010, Neogenomics filed a lawsuit and motion for summary judgment against the Company in the Supreme Court of the State of New York.  On December 8, 2010, the court granted Neogenomic’s motion for summary judgment, awarding Neogenomics $217,457, comprised of $200,000 of principal under the debenture and $17,457 of accrued interest thereon, as well as interest and costs.  As of December 8, 2010, the debenture was in default, the full principal amount of the debenture was outstanding and the debenture had accrued interest of $43,693.  As a result of the court’s ruling, the Company recorded a gain on the settlement of litigation in the amount of $26,236.

Steven Rash

In June 2008, the Company issued a promissory note to Steven Rash, the Company’s Chief Executive Officer at that time, for consideration of $15,000.  The note is for a principal amount of $15,000, has an initial and default annual interest rate of 6%, and was due July 19, 2008.  As of December 31, 2010, the note was in default, the full principal amount of the note was outstanding and the note had accrued interest of $2,283.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Able Income Fund

In June 2008, the Company issued a convertible debenture and a warrant to acquire shares of common stock to Able Income Fund for consideration of $200,000.  The debenture was for a principal amount of $200,000, was initially convertible into 5,000,000 shares of common stock, had an initial and default annual interest rate of 15%, and was due December 30, 2008 (the “Able $200K Debenture”).  The warrant is exercisable into 3,500,000 shares of common stock, has an exercise price of $0.06 and has a term of five years.  In July 2008, the Company issued another convertible debenture and warrant to acquire shares of common stock to Able Income Fund for consideration of $250,000.  The debenture was for a principal amount of $250,000, was initially convertible into 6,250,000 shares of common stock, had an initial and default annual interest rate of 15%, and was due October 15, 2008 (the “Able $250K Debenture”; together with the Able $200K Debenture, the “Able Debentures”).  The warrant is exercisable into 4,500,000 shares of common stock, has an exercise price of $0.06 and has a term of five years.

In July 2008, Steven Rash, the Company’s Chief Executive Officer at that time, pledged 12,548,369 shares of common stock and 1,500,000 shares of preferred stock as collateral for the Able Debentures.  In September 2008, upon the resignation of Mr. Rash from all positions that he held with the Company, the 1,500,000 shares of preferred stock automatically converted into 1,500,000 shares of common stock.

In January 2009, the Company issued 1,200,000 shares of its common stock to Able Income Fund upon the partial conversion of $8,256 of the outstanding principal balance of the Able Debentures.  The Company recorded a loss of $3,744 upon conversion of the debentures.  In February 2009, the Company issued 14,117,270 shares of its common stock to Able Income Fund upon the partial conversion of $130,000 of the outstanding principal balance of the Able Debentures.  The Company recorded a loss of $22,345 upon conversion of the debentures.  During the three months ended September 30, 2009, Able Income Fund sold the pledged shares of common stock for aggregate net proceeds of $244,417 and sold the 1,500,000 shares of common stock received upon the conversion of the preferred stock for aggregate net proceeds of $32,141, all of which was applied as a payment towards the Able Debentures and accrued interest thereon.  At December 31, 2010, the Able $250K Debenture was in default, the outstanding balance of the debenture was $72,176 and the amount of accrued interest thereon was $23,516.  No principal or accrued interest was outstanding or payable under the Able $200K Debenture as of December 31, 2010.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Richard Kraniak

In September 2008, the Company issued a convertible promissory note and a warrant to acquire shares of common stock to Kraniak for consideration of $30,000.  The note was for a principal amount of $30,000, was initially convertible into 1,200,000 shares of common stock, had an initial annual interest rate of 12% and a default annual interest rate of 15%, and was due September 8, 2009.  The warrant is exercisable into 600,000 shares of common stock, has an initial exercise price of $0.04 and has a term of three years.

In October 2008, the Company issued a convertible promissory note and a warrant to acquire shares of common stock to Kraniak for consideration of $325,000.  The note was for a principal amount of $325,000, was initially convertible into 10,833,333 shares of common stock, had an initial annual interest rate of 12% and a default annual interest rate of 18%, and was due October 28, 2009.  The warrant is exercisable into 10,000,000 shares of common stock, has an initial exercise price of $0.04 and has a term of three years.

In March 2009, the Company issued 24,109,529 shares of common stock to Kraniak to retire the Kraniak $30K Note and the Kraniak $325K Note, including all accrued interest thereon, and to satisfy its obligations under the Kraniak SPA.  The Company recorded a loss of $357,774 upon the retirement of the notes and satisfaction of its obligations which was recorded in additional paid-in capital due to the related-party nature of the transaction.

Roger Kazanowski

In September 2008, the Company issued a convertible promissory note and a warrant to acquire shares of common stock to Roger Kazanowski (“Kazanowski”) for consideration of $30,000.  The note was for a principal amount of $30,000, was initially convertible into 1,200,000 shares of common stock, had an initial annual interest rate of 12% and a default annual interest rate of 15%, and was due September 8, 2009.  The warrant is exercisable into 600,000 shares of common stock, has an initial exercise price of $0.04 and has a term of three years.

In October 2008, the Company issued a convertible promissory note and a warrant to acquire shares of common stock to Kazanowski for consideration of $325,000.  The note was for a principal amount of $325,000, was initially convertible into 10,833,333 shares of common stock, had an initial annual interest rate of 12% and a default annual interest rate of 18%, and was due October 28, 2009.  The warrant is exercisable into 10,000,000 shares of common stock, has an initial exercise price of $0.04 and has a term of three years.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In March 2009, the Company issued 24,109,529 shares of common stock to Kazanowski to retire the Kazanowski $30K Note and the Kazanowski $325K Note, including all accrued interest thereon, and to satisfy its obligations under the Kazanowski SPA.  The Company recorded a loss of $402,606 upon the retirement of the notes and satisfaction of its obligations which was recorded in additional paid-in capital due to the related-party nature of the transaction.

Lourdes Bosquez

In October 2008, the Company issued a convertible promissory note and a warrant exercisable into shares of common stock to Lourdes Bosquez, an accredited investor, for aggregate gross proceeds of $340,000.  The convertible promissory note had an initial principal amount of $340,000, was convertible into 11,333,333 shares of common stock, accrued interest at an initial and default annual interest rate of 12%, and was due October 28, 2009.  In March 2009, the Company issued 13,390,340 shares of common stock to the holder to retire the note and accrued interest of $13,973.  In accordance with the terms of the note, the note was converted into 11,333,333 shares of common stock.  The remaining 2,057,143 shares of common stock were issued to retire the accrued interest.  The Company recorded a loss of $224,682 upon the retirement of the note during the year ended December 31, 2009.

Helen R. Park

In October 2008, the Company authorized the issuance of 5,000,000 shares of common stock to Helen R. Park, the Company’s Interim Chief Executive Officer, as compensation for services rendered by Ms. Park prior to her appointment as the Company’s Interim Chief Executive Officer.  At the time the shares were authorized for issuance, the Company did not have enough shares of common stock available to issue to Ms. Park.  In November 2008, the Company issued a convertible promissory note and a warrant exercisable into shares of common stock to Ms. Park in exchange for the previously authorized 5,000,000 shares of common stock.  The convertible promissory note was for an initial principal amount of $150,000, accrued interest at an initial annual rate of 12% and a default annual interest rate of 18%, and was due on November 18, 2009.  The warrant is exercisable into 5,000,000 shares of common stock, has an exercise price of $0.04, and has a term of three years.  In March 2009, the Company issued 9,571,429 shares of common stock to Ms. Park to retire the note and accrued interest thereon.  The Company recorded a loss of $168,127 upon the retirement of the note, which was recorded in additional paid-in capital due to the related-party nature of the transaction.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Dr. Ira L. Goldknopf

In November 2008, the Company issued a convertible promissory note and a warrant to acquire shares of the Company’s common stock to Dr. Ira L. Goldknopf, the Company’s President and Chief Scientific Officer, to retire all of his then outstanding convertible promissory notes and accrued interest thereon.  The convertible promissory note was for a principal amount of $1,097,940, was convertible into 36,598,000 shares of common stock, accrued interest at an initial annual interest rate of 12% and a default annual interest rate of 18%, and had a term of three years.  The warrant was exercisable into 36,598,000 shares of common stock, had an exercise price of $0.04 per share and had a term of three years.

In November 2008, the Company issued a promissory note to Dr. Goldknopf in exchange for the transfer by Mr. Goldknopf of shares of common stock to a third party for payment of debt owed by the Company to the third party.  The note was for a principal amount of $18,927, had an annual interest rate of 6% and was due May 20, 2009.

In January 2009, the Company issued a convertible promissory note and a warrant to acquire shares of the Company’s common stock to Dr. Goldknopf in consideration for the return of 1,200,000 shares of common stock held by Dr. Goldknopf.  The promissory note was for a principal amount of $8,256, had a term of one year, was convertible into 1,200,000 shares of common stock, and accrued interest at an annual rate of 12%.  The warrant was exercisable into 1,200,000 shares of common stock and had an exercise price of $0.04 per share.

In March 2009, the Company issued 46,910,896 shares of common stock to Dr. Goldknopf to retire the convertible promissory note with an outstanding principal balance of $1,097,940, the convertible promissory note with an outstanding balance of $18,927, and the convertible promissory note with an outstanding balance of $8,256, and accrued interest on each of the notes.  The Company recorded a loss of $559,378 upon the retirement of the notes, which was recorded in additional paid-in capital due to the related-party nature of the transaction.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Marion McCormick

In November 2008, the Company issued a convertible promissory note and a warrant exercisable into shares of common stock to Marion McCormick, a former non-executive employee.  The convertible promissory note has an initial principal amount of $30,000, is convertible into 1,000,000 shares of common stock, accrues interest at an initial annual interest rate and default annual interest rate of 12%, and was due on November 18, 2009.  The warrant is exercisable into 1,000,000 shares of common stock, has an exercise price of $0.04, and has a term of three years.  As of December 31, 2010, the note was in default, the full principal amount of this note was outstanding, and the note had accrued interest in the amount of $7,624.

Paul Chosid

In August 2009, the Company issued a convertible promissory note and a warrant to acquire shares of common stock to Paul Chosid, an accredited investor, for consideration of $25,000.  The note is for a principal amount of $25,000, is convertible into 2,500,000 shares of common stock, has an initial annual interest rate and a default annual interest rate of 8%, and was due February 26, 2010.  The warrant is exercisable into 1,000,000 shares of common stock, has an initial exercise price of $0.01 and has a term of three years.  As of December 31, 2010, the note was in default, the full principal amount of the note was outstanding, and the note had accrued interest in the amount of $2,689.

Bruce Seyburn

In September 2009, the Company issued a convertible promissory note and a warrant to acquire shares of common stock to Bruce Seyburn, an accredited investor, for consideration of $25,000.  The note is for a principal amount of $25,000, is convertible into 2,500,000 shares of common stock, has an initial annual interest rate and a default annual interest rate of 8%, and was due March 3, 2010.  The warrant is exercisable into 1,000,000 shares of common stock, has an initial exercise price of $0.01 and has a term of three years.  As of December 31, 2010, the note was in default, the full principal amount of the note was outstanding, and the note had accrued interest in the amount of $2,645.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Rozetta-Cell Life Sciences, Inc.

During the year ended December 31, 2010, Rozetta-Cell Life Sciences, Inc., a Nevada corporation that the Company is proposing to acquire (“Rozetta-Cell”), made loans to the Company for a total of $154,482.  The loans are interest free and payable on demand.  The Company incurred $1,421 of imputed interest during the year ended December 31, 2010 which resulted in an increase in additional paid-in capital since the interest is not payable.

The carrying values of the Company’s notes payable, net of unamortized discounts, amounted to $735,482 and $559,000 at December 31, 2010 and 2009, respectively, as follows:

	December 31,
	2010	2009

Notes Payable	$-0-	$50,000

Notes Payable – Related Party	154,482	-0-

Notes Payable – in Default	501,000	451,000
Less: Unamortized Discount	-0-	(21,621)
Total	501,000	429,379

Notes Payable – in Default – Related Party	80,000	80,000

Total Notes Payable, Net	$735,482	$559,000

The carrying values of the Company’s convertible debentures, net of unamortized discounts, amounted to $303,843 at December 31, 2010 and 2009, respectively, as follows:

	December 31,
	2010	2009

Convertible Debentures – in Default	$303,853	$303,853

Total Convertible Debentures, Net	$303,853	$303,853

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

Note 10.  Related-Party Transactions

In January 2009, the Company issued a convertible promissory note and a warrant to acquire shares of the Company’s common stock to Dr. Ira L. Goldknopf, the Company’s President and Chief Scientific Officer, in consideration for the return of 1,200,000 shares of common stock held by Mr. Goldknopf.  The promissory note was for a principal amount of $8,256, had a term of one year, was convertible into 1,200,000 shares of common stock, and accrued interest at an annual rate of 12%.  The warrant was exercisable into 1,200,000 shares of common stock and had an exercise price of $0.04 per share.

In March 2009, the Company issued 9,571,429 shares of common stock to Helen R. Park, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, to retire the $150,000 convertible promissory note issued to her in November 2008 and accrued interest thereon.

In March 2009, the Company issued 46,910,896 shares of common stock to Dr. Goldknopf to retire the convertible promissory note with an outstanding principal balance of $1,097,940, the convertible promissory note with an outstanding balance of $18,927, and the convertible promissory note with an outstanding balance of $8,256, and accrued interest on each of the notes.

In June 2009, the Company issued 7,422,558 shares of common stock to Dr. Goldknopf in full payment of $92,142 of accrued but unpaid salary and accrued interest due under the Goldknopf Employment Agreement.

In June 2009, the Company issued 2,960,908 shares of common stock to Ms. Park in full payment of $40,000 of accrued but unpaid fees due under the Bronco Consulting Agreement.

In June 2009, the Company issued 780,640 shares of common stock to John Ginzler, the Company’s former Chief Financial Officer, in full payment of $10,000 of accrued but unpaid salary due under the Ginzler Employment Agreement.

In June 2009, the Company issued a restricted stock award for 12,000,000 shares of common stock and a warrant to acquire 10,000,000 shares of common stock to Mr. Ginzler in accordance with the terms of the Ginzler Employment Agreement.  The restricted stock award was due to vest in three equal annual installments commencing June 2, 2010. On December 7, 2009, Mr. Ginzler agreed to resign from all positions with the Company.  As a result, on that date, the restricted stock award terminated in its entirety.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In December 2009, the Company issued 15,000,000 shares of common stock to Ms. Park as a performance bonus in accordance with the terms of the Bronco Consulting Agreement.

Note 11.  Acquisition of Rozetta-Cell

On September 7, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rozetta-Cell pursuant to which Rozetta-Cell will merge with and into the Company, the separate corporate existence of Rozetta-Cell will cease, and the Company will continue as the surviving company.

Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of both the Company and Rozetta-Cell, if the merger is completed, each outstanding share of Rozetta-Cell common stock will be converted into the right to receive 10 shares of the Company’s common stock, subject to certain adjustments as provided in the Merger Agreement.

The Merger Agreement contains customary representations and warranties by the Company and Rozetta-Cell, covenants by Rozetta-Cell to conduct its business in the ordinary course until the merger is consummated, and covenants by Rozetta-Cell to not take certain actions until the merger is consummated.  Rozetta-Cell has also agreed to not solicit proposals relating to business combination transactions with other parties or enter into discussions concerning any proposals for business combination transactions with other parties.

Consummation of the merger is subject to certain customary conditions, including, among others, the approval of the merger by the shareholders of Rozetta-Cell, the approval of the issuance of shares of the Company’s common stock in connection with the merger by the shareholders of the Company, the approval of an amendment to the certification of incorporation of the Company by the shareholders of the Company to increase the number of shares of common stock authorized for issuance to that number of shares necessary to ensure that an adequate number of shares is available for issuance to the shareholders of Rozetta-Cell, the receipt of any required governmental approvals and expiration of applicable waiting periods, the accuracy of the representations and warranties by the Company and Rozetta-Cell (generally subject to a material adverse effect standard), and material compliance by the Company and Rozetta-Cell with their respective obligations under the Merger Agreement.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

The Merger Agreement contains certain termination rights of the Company and Rozetta-Cell, including the right to terminate the Merger Agreement if the merger is not completed by December 31, 2010.

On December 31, 2010, the Company and Rozetta-Cell entered into a First Amendment and Waiver to Agreement and Plan of Merger (the “Amendment”) which amends the Merger Agreement.  Under the terms of the Amendment, the parties agreed to extend the outside date by which the merger must close to June 30, 2011 and require the conversion of all issued and outstanding shares of the Company’s Series B preferred stock into the Company’s common stock by the holders thereof subsequent to approval of the merger by the Company’s shareholders, but prior to completion of the merger.

Note 12.  Subsequent Events

In January 2011, the Company entered into a consulting agreement with an accredited investor pursuant to which the Company agreed to issue 3,166,667 shares of common stock to the consultant and to compensate the consultant $5,000 per month payable in cash or common stock in the Company’s discretion.

In January 2011, the Company entered into a consulting agreement with an accredited investor pursuant to which the Company agreed to issue 3,000,000 shares of common stock to the consultant, to pay $8,650 to the consultant in cash or common stock in the Company’s discretion immediately upon execution of the agreement, and to compensate the consultant $5,000 per month payable in cash or common stock in the Company’s discretion.

In February 2011, the Company entered into a settlement agreement with John Ginzler pursuant to which the Company agreed to issue 12,285,714 shares of its common stock to him in return for a full release from all claims filed by him against the Company.  The Company recorded a contingent loss in the amount of $161,044 in its financial statements for the year ended December 31, 2010 in accordance with the provisions of ASC Topic 450, “Contingencies” (“ASC 450”).

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements
December 31, 2010 and 2009

In February 2011, the Company adopted the Power3 Medical Products, Inc. 2011 Equity Awards Plan (the “2011 Equity Awards Plan”).  Under the plan, 25,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  The plan terminates on February 28, 2021.  On February 28, 2011, the Company filed a registration statement on Form S-8, File No. 333-172504, with the SEC covering the public sale of the 25,000,000 shares of common stock available for issuance under the plan.

In March 2011, the Company sold 300,000 shares of common stock and Class A warrants exercisable into 300,000 shares of common stock to an accredited investor for aggregate gross proceeds of $3,000.  The Class A warrants have an exercise price of $0.025 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2011, and expire at the end of the exercise period.

In March and April 2011, the Company issued a total of 11,397,244 shares of common stock to various consultants as payment for services performed during the months of January, February and March 2011 in accordance with the terms of the consultants’ respective consulting agreements.

In March 2011, the Company entered into a settlement agreement with Rockmore pursuant to which the Company agreed to issue 12 million shares of its common stock to Rockmore in return for a full release from all claims filed by Rockmore against the Company.  The Company recorded a contingent loss in the amount of $169,818 in its financial statements for the year ended December 31, 2010 in accordance with the provisions of ASC 450.

Subsequent to December 31, 2010, Rozetta-Cell made additional loans to the Company for a total of $71,451.  The loans were interest free and payable on demand.

There have been no additional significant subsequent events through the date these financial statements were issued.

EXHIBIT INDEX

Exhibit	Exhibit Description

10.16	Commercial Lease, dated May 27, 2010, by and between T. D. Cox Homes, LLC and the Company

10.17	Commercial Lease, dated June 4, 2010, by and between Projects and Developments of Houston, LLC and the Company

10.20	Summary of the terms of the loans made by Rozetta-Cell Life Sciences, Inc. to the Company between July 1, 2010 and April 30, 2011

23.1	Consent of M&K CPAS, PLLC

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended