Form 10-Q
period 2011-03-31
POWER 3 MEDICAL PRODUCTS INC
filed 2011-05-16
CIK 1063530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

or

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

(281) 298-7944
(Issuer’s Telephone Number, including Area Code)

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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were 513,848,729 shares of the issuer’s common stock, $0.001 par value per share, issued and outstanding on May 12, 2011.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010	1

	Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited) and the period beginning May 18, 2004 (date of entering development stage) through March 31, 2011 (unaudited)	2

	Statements of Stockholders’ Deficit for all years subsequent to May 18, 2004 (date of entering development stage) and the three months ended March 31, 2011 (unaudited)	3

	Statements of Stockholders’ Deficit – Other Equity Items for all years subsequent to May 18, 2004 (date of entering development stage) and the three months ended March 31, 2011 (unaudited)	4

	Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited) and the period beginning May 18, 2004 (date of entering development stage) through March 31, 2011 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 4T.	Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	34

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Balance Sheets

	March 31,
	2011	December 31,
	(Unaudited)	2010

Assets

Cash and equivalents	$-	$-
Other current assets	-	-

Total current assets	-	-

Property and equipment, net of accumulated depreciation of $108,577 and $108,461 at March 31, 2011 and December 31, 2010, respectively	2,012	2,128
Deposits	11,332	11,332
Other assets	100	100

Total assets	$13,444	$13,560

Liabilities and stockholders’ deficit

Accounts payable	$1,288,751	$1,643,510
Accounts payable – related party	525,701	525,701
Notes payable – related party	225,933	154,482
Notes payable – in default	501,000	501,000
Notes payable – in default – related party	80,000	80,000
Convertible debentures – in default	272,176	303,853
Derivative liabilities	629,171	1,460,472
Other current liabilities	819,871	788,225

Total current liabilities	4,342,603	5,457,243

Total liabilities	4,342,603	5,457,243

Stockholders’ deficit:

Preferred Stock – $0.001 par value: 50,000,000 shares authorized; 1,500,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,500	1,500
Common Stock – $0.001 par value: 600,000,000 shares authorized; 513,271,617 and 472,237,565 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	513,272	472,237
Additional paid-in capital	73,833,040	72,994,212
Treasury stock	(16,000)	(16,000)
Common stock payable	135,000	135,000
Deficit accumulated during development stage	(67,114,471)	(67,349,132)
Deficit accumulated before entering development stage	(11,681,500)	(11,681,500)

Total stockholders’ deficit	(4,329,159)	(5,443,683)

Total liabilities and stockholders’ deficit	$13,444	$13,560

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statements of Operations

			Period From
			May 18, 2004
	For the Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011

Net revenue	$-	$-	$542,249

Operating expenses:
Employee compensation and benefits	31,250	34,918	31,598,092
Professional and consulting fees	382,761	245,001	18,053,409
Impairment of goodwill	-	-	13,371,776
Other selling, general and administrative expenses	61,986	177,742	2,716,134

Total operating expenses	475,997	457,661	65,739,411

Loss from operations	(475,997)	(457,661)	(65,197,162)

Other income:
Derivative gain	752,811	10,703,695	7,725,815
Loss on settlement of litigation	-	-	(267,865)
Interest income	-	-	7,867
Gain (loss) on settlement of debt	(20,263)	-	1,562,609
Interest expense	(21,890)	(49,198)	(5,809,116)
Mandatory prepayment penalty	-	-	(420,000)
Other expense	-	-	(194,886)

Total other income	710,658	10,654,497	2,604,424

Net income (loss)	234,661	10,196,836	(62,592,738)

Deemed dividend	-	-	(1,140,760)

Net income (loss) attributable to common stockholders	$234,661	$10,196,836	$(63,733,498)

Net income per share - basic	$0.00	$0.02

Net income per share - diluted	$0.00	$0.02

Weighted average number of shares outstanding - basic	486,993,960	478,823,366

Weighted average number of shares outstanding - diluted	510,842,272	500,029,456

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statement of Stockholders’ Deficit

					Additional
	Common Stock		Preferred Stock		Paid-in	Other Equity	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Items (1)	Deficit	Total
Balances as of Beginning of Development Stage -- May 18, 2004	14,407,630	$14,407	3,870,000	$3,870	$14,225,974	$-	$(11,681,500)	$2,562,751
								-
Issued shares for compensation	27,945,000	27,945	-	-	25,423,555	(25,451,500)	-	-
Issued shares for services	4,910,000	4,910	-	-	4,850,090	(535,000)	-	4,320,000
Issued shares for acquisition of equipment	15,000,000	15,000	-	-	13,485,000	-	-	13,500,000
Stock option expense	-	-	-	-	626,100	(626,100)	-	-
Issued shares for cash	242,167	242	-	-	314,575	-	-	314,817
Cancelled shares per cancellation agreement	(160,000)	(160)	-	-	(71,840)	-	-	(72,000)
Issued shares to convert Series A perferred shares to common shares	3,000,324	3,001	(3,870,000)	(3,870)	3,377,974	-	(3,380,975)	(3,870)
Stock based compensation	-	-	-	-	-	8,311,012	-	8,311,012
Net reclassification of derivative liabilities	-	-	-	-	(3,347,077)	-	-	(3,347,077)
Net loss (from May 18, 2004 to December 31, 2004)	-	-	-	-	-	-	(15,236,339)	(15,236,339)

Balance at December 31, 2004	65,345,121	65,345	-	-	58,884,351	(18,301,588)	(30,298,814)	10,349,294

Cancelled shares returned from employee	(1,120,000)	(1,120)	-	-	(1,307,855)	-	-	(1,308,975)
Issued shares for compensation	140,000	140	-	-	41,860	-	-	42,000
Issued shares for services	850,000	850	-	-	155,150	-	-	156,000
Amortize deferred compensation expense	-	-	-	-	-	13,222,517	-	13,222,517
Net loss	-	-	-	-	-	-	(27,134,865)	(27,134,865)

Balance at December 31, 2005	65,215,121	65,215	-	-	57,773,506	(5,079,071)	(57,433,679)	(4,674,029)

Issued shares for services	2,449,990	2,449	-	-	311,865	-	-	314,314
Issued shares for cash	2,452,746	2,452	-	-	222,548	-	-	225,000
Issued shares for compensation	1,253,098	1,254	-	-	176,763	-	-	178,017
Adoption of FAS 123R	-	-	-	-	(475,324)	475,324	-	-
Amortize deferred compensation expense	-	-	-	-	-	4,603,747	-	4,603,747
Net loss	-	-	-	-	-	-	(6,415,969)	(6,415,969)

Balance at December 31, 2006	71,370,955	71,370	-	-	58,009,358	-	(63,849,648)	(5,768,920)

Issued shares for services	1,810,000	1,810	-	-	282,390	-	-	284,200
Issued shares for conversion of debt	22,265,224	22,264	-	-	606,412	-	-	628,676
Issued shares for warrants exercised	5,270,832	5,272	-	-	336,396	-	-	341,668
Issued shares for cash	7,630,625	7,632	-	-	992,818	-	-	1,000,450
Placement agent fees	-	-	-	-	(58,500)	-	-	(58,500)
Stock received	-	-	-	-	100	-	-	100
Unreturned shares	5,000	5	-	-	4,495	-	-	4,500
Deemed dividend	-	-	-	-	17,635	-	(17,635)	-
Net loss	-	-	-	-	-	-	(5,216,288)	(5,216,288)

Balance at December 31, 2007	108,352,636	108,353	-	-	60,191,104	-	(69,083,571)	(8,784,114)

Common stock issued for services	7,482,910	7,483	-	-	584,858	-	-	592,341
Common stock issued for cash	7,492,875	7,493	-	-	639,911	-	-	647,404
Common stock issued for conversion of debt	22,172,536	22,173	-	-	1,568,626	-	-	1,590,799
Common stock issued for lawsuit settlement	325,000	325	-	-	30,550	-	-	30,875
Issued shares for payables	2,133,333	2,133	-	-	186,867	-	-	189,000
Common stock held in escrow	2,000,000	2,000	-	-	18,000	(20,000)	-	-
Preferred stock issued for services	-	-	1,500,000	1,500	357,000	-	-	358,500
Deemed dividends	-	-	-	-	12,071	-	(12,071)	-
Loss on related party debt conversion	-	-	-	-	(89,049)	-	-	(89,049)
Common stock payable	-	-	-	-	-	123,286	-	123,286
Net loss	-	-	-	-	-	-	(136,784)	(136,784)

Balance at December 31, 2008	149,959,290	149,960	1,500,000	1,500	63,499,938	103,286	(69,232,426)	(5,477,742)

Common stock issued for conversion of debt	150,701,039	150,701	-	-	2,154,621	(82,944)	-	2,222,378
Common stock payable	-	-	-	-	-	116,000	-	116,000
Common stock issed upon exercise of warrants	11,789,509	11,790	-	-	267,042	-	-	278,832
Common stock issued for services	112,201,562	112,201	-	-	4,403,503	(14,286)	-	4,501,418
Common stock issued for cash	11,515,600	11,516	-	-	73,640	-	-	85,156
Return of common stock held in escrow	(800,000)	(800)	-	-	800	-	-	-
Deemed dividends	-	-	-	-	1,111,054	-	(1,111,054)	-
Release of common stock held in escrow	-	-	-	-	20,000	4,000	-	24,000
Common stock rescinded for debt	(1,200,000)	(1,200)	-	-	-	(7,056)	-	(8,256)
Common stock contributed for debt payment	-	-	-	-	276,558	-	-	276,558
Options issued for services	-	-	-	-	176,927	-	-	176,927
Net loss	-	-	-	-	-	-	(19,211,574)	(19,211,574)

Balance at December 31, 2009	434,167,000	434,167	1,500,000	1,500	71,984,083	119,000	(89,555,054)	(17,016,304)

Common stock issued upon exercise of warrants	36,799,358	36,799	-	-	197,735	-	-	234,534
Common stock issued for services	13,573,456	13,573	-	-	518,671	-	-	532,244
Vesting of common stock issued for services	-	-	-	-	280,000	-	-	280,000
Common stock rescinded or canceled	(12,302,249)	(12,302)	-	-	12,302	-	-	-
Imputed interest on no-interest loans	-	-	-	-	1,421	-	-	1,421
Net income	-	-	-	-	-	-	10,524,422	10,524,422

Balance at December 31, 2010	472,237,565	$472,237	1,500,000	$1,500	$72,994,212	$119,000	$(79,030,632)	$(5,443,683)

Common stock issued for services	16,986,799	16,987	-	-	287,687	-	-	304,674
Common stock issued for settlement of debt and litigation	27,747,253	27,748	-	-	463,914	-	-	491,662
Common stock issued for cash	300,000	300	-	-	2,700	-	-	3,000
Common stock rescinded or canceled	(4,000,000)	(4,000)	-	-	4,000	-	-	-
Imputed interest on no-interest loans	-	-	-	-	2,037	-	-	2,037
Settlement of derivative liability	-	-	-	-	78,490	-	-	78,490
Net income	-	-	-	-	-	-	234,661	234,661

Balance at March 31, 2011 (unaudited)	513,271,617	$513,272	1,500,000	$1,500	$73,833,040	$119,000	$(78,795,971)	$(4,329,159)

(1) A more detailed description of the items comprising “Other Equity Items” is set forth herein following this Statement of Stockholders’ Deficit.

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statement of Stockholders’ Deficit -- Other Equity Items

	Deferred Compensation Expense	Treasury Stock	Stock Held in Escrow	Common Stock Payable	Total

Balances as of Beginning of Development Stage -- May 18, 2004	$-	$-	$-	$-	$-

Issued shares for compensation	(25,451,500)	-	-	-	(25,451,500)
Issued shares for services	(535,000)	-	-	-	(535,000)
Stock option expense	(626,100)	-	-	-	(626,100)
Stock based compensation	8,311,012	-	-	-	8,311,012

Balance at December 31, 2004	(18,301,588)	-	-	-	(18,301,588)

Amortize deferred compensation expense	13,222,517	-	-	-	13,222,517

Balance at December 31, 2005	(5,079,071)	-	-	-	(5,079,071)

Adoption of FAS 123R	475,324	-	-	-	475,324
Amortize deferred compensation expense	4,603,747	-	-	-	4,603,747

Balance at December 31, 2006	-	-	-	-	-

Balance at December 31, 2007	-	-	-	-	-

Stock held in escrow	-	-	(20,000)	-	(20,000)
Common stock payable	-	-	-	123,286	123,286

Balance at December 31, 2008	-	-	(20,000)	123,286	103,286

Common stock issued for conversion of debt	-	7,056	-	(90,000)	(82,944)
Common stock payable	-	-	-	116,000	116,000
Common stock issued for services	-	-	-	(14,286)	(14,286)
Return of common stock held in escrow	-	(16,000)	16,000	-	-
Release of common stock held in escrow	-	-	4,000	-	4,000
Common stock rescinded for debt	-	(7,056)	-	-	(7,056)

Balance at December 31, 2009	-	(16,000)	-	135,000	119,000

Balance at December 31, 2010	$-	$(16,000)	$-	$135,000	$119,000

Balance at March 31, 2011 (unaudited)	$-	$(16,000)	$-	$135,000	$119,000

The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Statements of Cash Flows

			Period From
			May 18, 2004
	For the Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011
			(unaudited)

Cash flows from operating activities

Net income (loss)	$234,661	$10,196,836	$(52,068,316)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on conversion of financial instruments	-	-	(1,579,670)
Impairment of goodwill	-	-	13,371,776
Impairment of intangible assets	-	-	179,788
Loss on previously capitalized lease	-	-	34,243
Loss on settlement of litigation and debt	20,263	-	629,521
Amortization of debt discounts and deferred finance costs	-	21,747	4,027,056
Change in derivative liability, net of bifurcation	(752,811)	(10,703,695)	(19,567,866)
Stock issued for compensation and services	304,674	70,000	40,094,179
Debt issued for compensation and services	-	-	1,028,927
Stock issued for settlement of litigation and debt	-	-	30,875
Depreciation expense	116	683	109,458
Release of stock held in escrow	-	-	24,000
Other non-cash items	2,037	-	(30,054)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-	186,084
Deposits and other assets	-	-	10,933
Accounts payable and other liabilities	116,609	188,025	5,398,035

Net cash used in operating activities	(74,451)	(226,404)	(8,121,031)

Cash flows from investing activities

Increase in property and equipment	-	-	(147,158)
Increase in other assets	-	-	(179,786)

Net cash used in investing activities	-	-	(326,944)

Cash flows from financing activities

Proceeds from sale of common stock	3,000	-	2,352,327
Borrowings on notes payable	-	-	3,838,430
Borrowings on notes payable – related party	71,451	-	475,791
Principal payments on notes payable	-	-	(122,478)
Principal payments on notes payable – related party	-	-	(47,300)
Proceeds from exercise of warrants	-	234,534	747,900
Stock rescinded for debt	-	-	-
Proceeds from issuance of convertible debt, warrants, and rights net of issuance cost	-	-	1,200,709

Net cash provided by financing activities	74,451	234,534	8,445,379

Net increase (decrease) in cash and equivalents	-	8,130	(2,596)
Cash and equivalents, beginning of period	-	-	2,596

Cash and equivalents, end of period	$-	$8,130	$-

Supplemental disclosure of cash flow information

Cash paid for interest	-	-	59,840
Cash paid for income taxes	-	-	-

Schedule of non-cash financing activities

Stock for conversion of debt – related party	-	-	2,227,759
Stock for subscriptions receivable	-	-	-
Warrants exercised for subscriptions receivable	-	-	-
Stock issued for common stock payable	-	-	-
Exchange of debt – related party	-	-	214,075
Exchange of convertible notes for stock	-	-	2,525,070
Stock issued for settlement of litigation and debt	471,399	98,207	1,543,333
Deemed dividend	-	-	1,140,760
Exchange of convertible preferred stock for common stock	-	-	3,380,975
Preferred stock issued for payables	-	-	358,500
Stock held in escrow	-	-	20,000
Stock contributed for debt payment	-	-	276,558
Return of stock held in escrow	-	-	16,800
Cashless exercise of warrants	-	-	32,507
Stock rescinded for debt	-	-	8,256
Stock rescinded or canceled	4,000	12,302	16,302
Settlement of derivative liability	78,490	-	78,490

 The accompanying notes are an integral part of these  financial statements

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2011

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
March 31, 2011

Note 2.  Basis of Presentation and Going Concern (Continued)

The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Certain amounts in the financial statements for 2010 have been reclassified to conform to the 2011 presentation.  These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ deficit.

As of March 31, 2011, the Company’s significant accounting policies and estimates, and applicable recent accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, have not changed materially.

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

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2011

Note 3.  Net Income Per Share

Basic income per share is based on the weighted-average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net income for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period.  The Company calculates diluted income per share by dividing the reported net income for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise of all potentially dilutive securities outstanding at the end of the period.

A total of 57,461,090 shares of common stock underlying Series B Convertible Preferred Stock, convertible promissory notes, convertible debentures and stock warrants that were outstanding on March 31, 2011 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2011 because the exercise price was greater than the average market price of the Company’s common stock during that period.  A total of 40,310,857 shares of common stock underlying Series B Convertible Preferred Stock, convertible promissory notes, convertible debentures and warrants that were outstanding on March 31, 2011 were included in the computation of diluted earnings per share for the three months ended March 31, 2011 because the exercise price was less than the average market price of the Company’s common stock during that period.  Application of the treasury stock method resulted in dilution of 23,848,312 shares of common stock for the three months ended March 31, 2011.

A total of 38,651,856 shares of common stock underlying Series B Convertible Preferred Stock, convertible promissory notes, convertible debentures and stock warrants that were outstanding on March 31, 2010 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2010 because the exercise price was greater than the average market price of the Company’s common stock during that period.  A total of 65,900,766 shares of common stock underlying Series B Convertible Preferred Stock, convertible promissory notes, convertible debentures and warrants that were outstanding on March 31, 2010 were included in the computation of diluted earnings per share for the three months ended March 31, 2010 because the exercise price was less than the average market price of the Company’s common stock during that period.  Application of the treasury stock method resulted in dilution of 38,907,903 shares of common stock for the three months ended March 31, 2010.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2011

Note 4.  Property and Equipment

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010:
Asset	March 31, 2011	December 31, 2010

Computers and Related Devices	$18,209	$18,209
Less: Accumulated Depreciation	(16,197)	(16,081)
Total	2,012	2,128

Lab Equipment	92,380	92,380
Less: Accumulated Depreciation	(92,380)	(92,380)
Total	-0-	-0-

Total Property and Equipment, Net	$2,012	$2,128

Note 5.  Other Current Liabilities

Other current liabilities consisted of the following at March 31, 2011 and December 31, 2010:

Liability	March 31, 2011	December 31, 2010
Accrued Interest	$384,507	$382,759
Accrued Payroll Taxes	23,574	23,574
Accrued Compensation and Salaries	411,331	380,081
Other Accrued Expenses and Liabilities	459	1,811
Total	$819,871	$788,225

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2011

Note 6.  Derivative Liabilities

As described more fully in Note 2.  Significant Accounting Policies – Derivative Financial Instruments of the notes to the Company’s audited financials statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company changed the method by which it valued the conversion features in its convertible notes and convertible debentures by switching from the binomial lattice valuation model to the Black-Scholes pricing model during the three months ended June 30, 2010.  As a result, the conversion features in the Company’s notes and debentures were valued under the binomial lattice valuation model at March 31, 2010, and were valued under the Black-Scholes pricing model at March 31, 2011.

In March 2011, the Company entered into a settlement agreement with Rockmore Investment Master Fund LTD (“Rockmore”) pursuant to which the Company agreed to issue 12 million shares of its common stock to Rockmore in full payment of the outstanding balance of the debenture in the amount of $31,677 and accrued interest thereon, and for a full release from all claims filed by Rockmore against the Company.  The Company recorded a contingent loss in the amount of $169,818 in its financial statements for the year ended December 31, 2010 in accordance with the provisions of ASC 450.  The Company recognized a reduction in derivative liability of $78,490 which resulted in a corresponding increase in additional paid-in capital.

The Company’s derivative liabilities were $629,171 and $1,460,472 at March 31, 2011 and December 31, 2010, respectively.  The Company recognized gains of $752,811 and $10,703,695 for derivative liabilities during the three months ended March 31, 2011 and 2010, respectively.  The derivative gains recognized during these periods were due primarily to the decrease in the Company’s stock price during 2011 and 2010, respectively.

The components of derivative financial instruments on the Company’s balance sheet at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010

Common Stock Warrants	$169,328	$513,028
Convertible Promissory Notes and Debentures	459,843	947,444
Total	$629,171	$1,460,472

Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of its notes, debentures and warrants:

	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Remaining Contractual Life (Years)
Common Stock Warrants	0%	111.9%	1.09%	2.06
Convertible Promissory Notes and Debentures	0%	114.0%	2.24%	5.00

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2011

Note 7.  Commitments and Contingencies

Litigation

In September 2008, the Company entered into an Arbitration Agreement with Steven Rash, the Company’s former Chief Executive Officer, in connection with his agreement to resign as the Company’s Chief Executive Officer.  The Company agreed to arbitrate Mr. Rash’s claims for wages of $36,031 and other compensation due, breach of contracts or covenants, and benefits, and the Company’s claims for embezzlement, fraud and breach of contract by Mr. Rash.  As of March 31, 2011, arbitration had not been initiated by either party and, as of that date, the Company did not believe a material loss is probable in connection with this matter.

In March 2009, McLennon Law Corporation filed a lawsuit against the Company in the Superior Court of the State of California in and for the County of San Francisco for breach of contract for accrued but unpaid attorney fees and accrued interest thereon.  In July 2010, a judgment was entered against the Company for a total of $148,683 for unpaid attorney fees and interest, all of which was accrued in the Company’s financial statements for the year ended December 31, 2010.  As of March 31, 2011, the Company did not intend to appeal the court’s ruling.

In September 2009, Marion McCormick, one of the Company’s former non-executive employees, filed a lawsuit against the Company in the District Court for Montgomery County, Texas, 9th Judicial District, seeking damages and specific performance under a $30,000 convertible promissory note and a warrant exercisable into 1,000,000 shares of common stock.  In August 2010, the Company filed an amended answer and counterclaims against the former employee for breach of fiduciary duty and fraud.   The Company is disputing the amount, if any, that is due to the former employee under the note.  As of March 31, 2011, the Company did not believe a material loss is probable as a result of this litigation.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2011

In February 2010, Transgenomic, Inc. (“Transgenomic”) filed a lawsuit against the Company in the United States District Court for the District of Nebraska.  The lawsuit contains claims for fraud, breach of contract, libel and slander, and sought a declaration of rights under a Collaboration and Exclusive License Agreement, dated January 23, 2009, between the parties that the Company had terminated on February 2, 2010.  In April 2010, the Company filed a partial motion to dismiss Transgenomic’s fraud claim.  In June 2010, the Company filed a lawsuit against Transgenomic in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for trade secret misappropriation, breach of contract, misappropriation, conversion, unjust enrichment, quantum meruit and promissory estoppel as well as a request for injunctive relief.  In July 2010, the Company filed a non-suit to dismiss the case that the Company filed against Transgenomic in Texas without prejudice.  The Company intends to re-file the claims against Transgenomic in the United States District Court for the District of Nebraska as counterclaims accompanying its response to the claims filed by Transgenomic and has agreed to enter mediation with Transgenomic in an attempt to resolve this matter.  As of March 31, 2011, the Company did not believe a material loss is probable as a result of this litigation.

In March 2010, Rockmore filed a lawsuit against the Company in the Supreme Court for the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to a convertible debenture in the amount of $31,677 and common stock warrant previously issued by the Company to Rockmore.  In September 2010, Rockmore filed a motion for summary judgment and injunction regarding its claims, and in October 2010, the Company filed an opposition to Rockmore’s motion.  In October 2010, the court granted Rockmore’s motion for summary judgment, but denied its request for an injunction.  In March 2011, the Company entered into a settlement agreement with Rockmore pursuant to which the Company agreed to issue 12 million shares of its common stock to Rockmore in full payment of the outstanding balance of the debenture and accrued interest thereon, and for a full release from all claims filed by Rockmore against the Company.  The Company recorded a contingent loss in the amount of $169,818 in its financial statements for the year ended December 31, 2010 in accordance with the provisions of ASC Topic 450, “Contingencies” (“ASC 450”).

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2011

In April 2010, the Company filed a lawsuit against Richard Kraniak (“Kraniak”) and Roger Kazanowski (“Kazanowski”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contained claims for violations of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  In May 2010, Kraniak and Kazanowski filed a motion to dismiss the lawsuit.  In June 2010, the Company filed a response to Kraniak and Kazanowski’s motion to dismiss as well as a first amended complaint against Kraniak and Kazanowski.  In October 2010, the Company filed a second amended complaint against Kraniak and Kazanowski, which it revised and re-filed in November 2010.  As of March 31, 2011, the Company did not believe a material loss is probable as a result of this litigation.

In July 2010, Kraniak and Kazanowski filed counterclaims against the Company in the United States District Court for the Southern District of Texas, Houston Division.  The counterclaims contained claims for breach of contract, misrepresentation, civil conspiracy and defamation.  In July 2010, the Company filed an answer to the counterclaims denying each of the alleged claims.  In December 2010, the Company filed motions for partial summary judgment with respect to each of the counterclaims filed by Kraniak and Kazanowski.  As of March 31, 2011, the Company did not believe a material loss is probable as a result of this litigation.

In April 2010, Neogenomics, Inc. (“Neogenomics”) filed a lawsuit and motion for summary judgment against the Company in the Supreme Court of the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to the convertible debenture in the amount of $200,000 issued by the Company to Neogenomics in April 2007.  In May 2010, the Company filed a response to Neogenomic’s motion for summary judgment.  In December 2010, the court granted Neogenomic’s motion for summary judgment, awarding Neogenomics $217,457, comprised of $200,000 of principal under the debenture and $17,457 of accrued interest thereon.  As of March 31, 2011, the Company intended to appeal the court’s ruling.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2011

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

In April 2010, John Ginzler, the Company’s former Chief Financial Officer, filed a lawsuit against the Company in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for breach of contract related to compensation owed to him under an employment agreement entered into between him and the Company.  In June 2010, the Company filed a general denial to the claims alleged in the complaint.  In February 2011, the Company entered into a settlement agreement with John Ginzler pursuant to which the Company agreed to issue 12,285,714 shares of its common stock to him in full payment of all amounts owed to him under the employment agreement and for a full release from all claims filed by him against the Company. The Company recorded a contingent loss in the amount of $161,044 in its financial statements for the year ended December 31, 2010 in accordance with the provisions of ASC 450.

In May 2010, the Company filed a lawsuit against Able Income Fund LLC (“Able Income Fund”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contained claims for violations of the Securities Act and the Exchange Act.  The Company subsequently moved for a default judgment on its claims due to Able Income Fund’s failure to timely respond to the Company’s lawsuit.  In November 2010, the Company’s motion for a default judgment was denied by the court.  As of March 31, 2011, the Company did not believe a material loss is probable as a result of this litigation.

In July 2010, Able Income Fund filed a lawsuit against the Company in the Supreme Court of the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to two convertible debentures in the aggregate amount of $450,000 previously issued by the Company to Able Income Fund.  In September 2010, the Company filed a motion to dismiss Able Income Fund’s lawsuit.  In November 2010, Able Income Fund filed an amended complaint alleging the existence of an outstanding convertible debenture in the amount of $72,176.  As of March 31, 2011, the Company did not believe a material loss is probable as a result of the litigation.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2011

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
March 31, 2011

Note 8.  Common Stock and Preferred Stock

The Company’s authorized capital consisted of 600,000,000 shares of common stock, $0.001 par value per share, at March 31, 2011 and December 31, 2010, respectively, and 50,000,000 shares of preferred stock, $0.001 par value per share, at March 31, 2011 and December 31, 2010, respectively.  There were 513,271,617 and 472,237,565 shares of common stock outstanding at March 31, 2011 and December 31, 2010, respectively, and 1,500,000 shares of preferred stock outstanding at March 31, 2011 and December 31, 2010, respectively.

Shares Issued in Capital-Raising Transactions

A summary of the shares of common stock issued by the Company in capital-raising transactions during the three months ended March 31, 2011 is provided below.

In February 2011, the Company sold 300,000 shares of common stock and Class A warrants exercisable into 300,000 shares of common stock to an accredited investor for aggregate gross proceeds of $3,000.  The Class A warrants have an exercise price of $0.025 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2011, and expire at the end of the exercise period.

Shares Issued for Services

A summary of the shares of common stock issued by the Company for services during the three months ended March 31, 2011 is provided below.

In January 2011, the Company entered into a consulting agreement with an accredited investor pursuant to which the Company agreed to issue 3,166,667 shares of common stock to the consultant and to compensate the consultant $5,000 per month payable in cash or common stock in the Company’s discretion.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $69,667, all of which was recognized as expense during the three months ended March 31, 2011.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2011

In January 2011, the Company entered into a consulting agreement with an accredited investor pursuant to which the Company agreed to issue 3,000,000 shares of common stock to the consultant, to pay $8,650 to the consultant in cash or common stock in the Company’s discretion immediately upon execution of the agreement, and to compensate the consultant $5,000 per month payable in cash or common stock in the Company’s discretion.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $76,456, all of which was recognized as expense during the three months ended March 31, 2011.

In January 2011, the Company and a consultant mutually agreed to terminate a consulting agreement that the parties had entered into in December 2009.  Pursuant to the terms of the consulting agreement, the Company had issued a restricted stock award for 6,000,000 shares of common stock.  Upon termination of the consulting agreement, the restricted stock award terminated automatically by its terms.  On the date of termination, 2,000,000 shares of common stock had vested.  The remaining 4,000,000 shares that had not yet vested were cancelled in their entirety.

In March 2011, the Company issued 3,461,539 shares of common stock to a consultant in full payment of outstanding fees payable in the amount of $28,199 performed during the three months ended March 31, 2011.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $48,462.  The Company recorded a loss on settlement of debt in the amount of $20,263, all of which was recognized during the three months ended March 31, 2011.

In March 2011, the Company issued a total of 10,820,132 shares of common stock to various consultants as payment for services performed during the three months ended March 31, 2011 in accordance with the terms of the consultants’ respective consulting agreements.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $158,551, all of which was recognized as expense during the three months ended March 31, 2011.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2011

Shares Issued in Settlement of Litigation

In February 2011, the Company entered into a settlement agreement with John Ginzler pursuant to which the Company agreed to issue 12,285,714 shares of its common stock to him in full payment of all amounts owed to him under the employment agreement and for a full release from all claims filed by him against the Company.  The Company recorded a contingent loss in the amount of $161,044 in its financial statements for the year ended December 31, 2010 in accordance with the provisions of ASC 450.

In March 2011, the Company entered into a settlement agreement with Rockmore pursuant to which the Company agreed to issue 12 million shares of its common stock to Rockmore in full payment of the outstanding balance of the debenture and accrued interest thereon, and for a full release from all claims filed by Rockmore against the Company.  The Company recorded a contingent loss in the amount of $169,818 in its financial statements for the year ended December 31, 2010 in accordance with the provisions of ASC 450.

Note 9.  Stock Options and Warrants

The Company did not issue any stock options during the three months ended March 31, 2011, no stock options were exercised during the three months ended March 31, 2011, and no stock options were outstanding at March 31, 2011.  Warrants exercisable into a total of 59,961,090 and 63,575,065 shares of the Company’s common stock were outstanding on March 31, 2011 and December 31, 2010, respectively.  The weighted average exercise price of the warrants outstanding on March 31, 2011 and December 31, 2010 was $0.133 and $0.132, respectively.  The Company estimates the fair value of its warrants on the date of grant by using the Black-Scholes pricing model.  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the warrants issued: a dividend yield of zero percent, an expected volatility of 241%, a risk-free interest rate of 1.14% and a remaining contractual life of 3.5 years.

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2011

Note 10.  Promissory Notes and Debentures

In March 2011, the Company entered into a settlement agreement with Rockmore pursuant to which the Company agreed to issue 12 million shares of its common stock to Rockmore in full payment of the outstanding balance of the debenture and accrued interest thereon, and for a full release from all claims filed by Rockmore against the Company. The Company recorded a contingent loss in the amount of$169,818 in its financial statements for the year ended December 31, 2010 in accordance with the provisions of ASC 450. The Company recognized a reduction in derivative liability of $78,490 which resulted in a corresponding increase in additional paid-in capital.

During the three months ended March 31, 2011, Rozetta-Cell Life Sciences, Inc., a Nevada corporation that the Company is proposing to acquire (“Rozetta-Cell”), made loans to the Company for a total of $71,451.  The loans are interest free and payable on demand.  The Company incurred $2,037 of imputed interest during the three months ended March 31, 2011 which resulted in an increase in additional paid-in capital since the interest is not payable.

The carrying values of the Company’s notes payable, net of unamortized discounts, amounted to $806,933 and $735,482 at March 31, 2011 and December 31, 2010, respectively, as follows:

	March 31, 2011	December 31, 2010

Notes Payable	$-0-	$-0-

Notes Payable – Related Party	225,933	154,482

Notes Payable – in Default	501,000	501,000
Less: Unamortized Discount	-0-	-0-
Total	501,000	501,000

Notes Payable – in Default – Related Party	80,000	80,000

Total Notes Payable, Net	$806,933	$735,482

The carrying values of the Company’s convertible debentures, net of unamortized discounts, amounted to $272,176 and $303,843 at March 31, 2011 and December 31, 2010, respectively, as follows:

	March 31, 2011	December 31, 2010

Convertible Debentures – in Default	$272,176	$303,853

Total Convertible Debentures, Net	$272,176	$303,853

Power3 Medical Products, Inc.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
March 31, 2011

Note 11.  Fair Value Measurements

The Company has issued several convertible promissory notes, convertible debentures and stock warrants that have conversion features that represent freestanding derivative instruments that meet the requirements for liability classification under ASC Topic 815, Derivatives and Hedging (“ASC 815”).  As a result, the fair value of the derivative financial instruments in these securities is reflected in the Company’s balance sheet as a liability.  The fair value of the derivative financial instruments in these securities was measured at the inception date of the securities and each subsequent balance sheet date.  Any changes in the fair value of the derivative financial instruments were recorded as non-operating, non-cash income or expense at each balance sheet date.

The following table presents the Company’s derivative liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3
Derivative liabilities – March 31, 2011	-0-	-0-	$629,171
Derivative liabilities – December 31, 2010	-0-	-0-	$1,460,472

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of March 31, 2011 and December 31, 2010:

Derivative Liabilities
Balance, December 31, 2009	$14,456,424
Purchases, sales, issuances and settlements (net)	(12,995,952)
Balance, December 31, 2010	1,460,472
Purchases, sales, issuances and settlements (net)	(831,301)
Balance, December 31, 2010	$629,171

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
March 31, 2011

Note 12.  2011 Equity Awards Plan

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

Note 13.  Acquisition of Rozetta-Cell

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
March 31, 2011

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

Note 14.  Subsequent Events

Subsequent to March 31, 2011, the Company issued a total of 577,112 shares of common stock to various consultants as payment for services performed during the month of April 2011 in accordance with the terms of the consultants’ respective consulting agreements.

Subsequent to March 31, 2011, Rozetta-Cell made additional loans to the Company for a total of $25,500.  The loans were interest free and payable on demand.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to fund future growth and implement our business strategy;

●	our dependence on a limited number of business partners for substantially all of our revenue;

●	projections of our future revenue, results of operations and financial condition;

●	anticipated deployment, capabilities and uses of our products and our product development activities and product innovations;

●	the importance of proteomics as a major focus of biology research;

●	competition and consolidation in the markets in which we compete;

●	existing and future collaborations and partnerships;

●	the utility of biomarker discoveries;

●	our belief that biomarker discoveries may have diagnostic and/or therapeutic utility;

●	our ability to comply with applicable government regulations;

●	our ability to expand and protect our intellectual property portfolio;

●	the condition of the securities and capital markets;

●	general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business;

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 and elsewhere in this report.  The following should be read in conjunction with our financial statements beginning on page 1 of this report.

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

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 under the caption “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our Notes to Financial Statements included therein.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 under the caption “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements” and our Notes to Financial Statements included therein.

Comparison of the Three-Month Periods Ended March 31, 2011 and 2010

Net Revenue

Net revenue has historically consisted of licensing fees, royalties and milestone payments that we receive from our licensing partners.  We did not generate any revenue during the three months ended March 31, 2011 and 2010.  We intend to enter into collaboration and licensing agreements with bio-technology companies, academic and research institutions and governmental agencies during 2011.  As a result, we expect to begin to generate revenue during the next 12 months as we begin to generate licensing fees, royalties and milestone payments under these new agreements.

Operating Expenses

Operating expenses consist primarily of employee compensation and benefits, professional and consulting fees, and other selling, general and administrative expenses.

Employee Compensation and Benefits.  Employee compensation and benefits consists of all salaries and other cash compensation, equity-based compensation, employee benefits and the related payroll taxes.  Employee compensation expense decreased $3,668 to $31,250 for the three months ended March 31, 2011 from $34,918 for the three months ended March 31, 2010.  The decrease of $3,668 was due to a decrease in the amount of salary and equity-based compensation that we paid to the individuals who we employed during the three months ended March 31, 2011.  We expect employee compensation expense to increase over the next 12 months as we attempt to retain additional executive management personnel, lab technicians and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, laboratory and technology consultants and other professionals and consultants.  Professional fees increased $137,760 to $382,761 for the three months ended March 31, 2011 from $245,001 for the three months ended March 31, 2010.  The increase of $137,760 was due primarily to an increase of $130,460 for the amount of expense recognized in connection with equity-based compensation paid to service providers and consultants for various services.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting, laboratory and technology fees in connection with the general expansion of our business and operations.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses consist of selling and marketing expenses, lab services and supplies, clinical validation studies, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses.  Other general and administrative expenses decreased $115,756 to $61,986 for the three months ended March 31, 2011 from $177,742 for the three months ended March 31, 2010.  The decrease of $115,756 was due primarily to decreases of $34,991 for lab services and supplies, $39,302 for administrative and support expenses, and $16,179 for insurance, as well as decreases in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for clinical validation studies, lab supplies, selling and marketing expenses, rent, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Derivative Gain / Loss

Derivative gain / loss consists of the non-operating, non-cash income or expense that results from changes in the fair value of the derivative instruments contained in the convertible promissory notes and associated stock warrants that were outstanding at March 31, 2011 and 2010, respectively.  During the three months ended June 30, 2010, we changed the method by which we valued the conversion features in its convertible notes and convertible debentures by switching from the binomial lattice valuation model to the Black-Scholes pricing model.  As a result, the conversion features in our notes and debentures were valued under the binomial lattice valuation model at March 31, 2010, and were valued under the Black-Scholes pricing model at March 31, 2011.

We recognized a derivative gain of $752,811 for the three months ended March 31, 2011 compared to a derivative gain of $10,703,695 for the three months ended March 31, 2010.  The derivative gains that we recognized during the three months ended March 31, 2011 and 2010 were due primarily to a decrease in the price of our common stock during 2011 and 2010, respectively.  The decrease of $9,950,884 was due primarily to the fact that our stock price dropped a smaller percentage amount during the three months ended March 31, 2011 than it did during the three months ended March 31, 2010, and was generally at a lower level during the three months ended March 31, 2011 than it was during the three months ended March 31, 2010.  While we expect our outstanding convertible promissory notes to continue to be retired or converted into shares of common stock during the next 12 months, we cannot predict what our future derivative gains or losses will be in the future since such gains and losses are largely dependent upon the trading price of our common stock.

Gain / Loss on Settlement of Debt

Gain / loss on settlement of debt consists of the gains and losses that we recognized in connection with the retirement of outstanding debt and payment of outstanding invoices, and results when we issue shares of common stock having an aggregate value less than (in the case of gains) or greater than (in the case of losses) the outstanding principal amount of the applicable note and accrued interest thereon or the applicable invoice.  We recognized a loss on the settlement of debt of $20,263 during the three months ended March 31, 2011.  We did not recognize any gain or loss on the settlement of debt during the three months ended March 31, 2010.  The difference of $20,263 was due primarily to our decision to pay off outstanding invoices during 2011 by issuing shares of our common stock having an aggregate value that was greater than the outstanding amount of the invoices.  While we may incur additional gains and losses on the settlement of debt in the future in the event we pay off additional outstanding debts and invoices with shares of our common stock, we expect any such gains or losses to decrease as the amount of our outstanding debt decreases.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have.  Interest and amortization expense decreased $27,308 to $21,890 for the three months ended March 31, 2011 from $49,198 for the three months ended March 31, 2010.  The decrease of $27,308 was due primarily to our decision to retire certain of our debt obligations during 2010 that were outstanding during the three months ended March 31, 2010.  We expect interest expense to decrease over the next 12 months as we continue to retire our remaining debt obligations.

Net Income / Loss

We generated net income of $234,661 for the three months ended March 31, 2011 compared to net income of $10,196,836 for the three months ended March 31, 2010.  The decrease of $9,962,175 was due primarily to decreases of $9,950,884 for derivative gain recognized during 2011 compared to derivative gain recognized during 2010 and increases of $130,460 for professional fees and $20,263 for loss on settlement of debt.  This was partially offset by decreases of $115,756 for other selling, general and administrative expenses and $27,308 for interest expense.  We expect to generate net losses during 2011 as we continue to build our business.  However, we expect these losses to decrease in the future as we begin to generate revenue through collaboration and licensing agreements and as we continue to retire our outstanding debt obligations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $74,451 during the three months ended March 31, 2011 compared to $226,404 during the three months ended March 31, 2010.  The decrease of $151,953 for cash used by operating activities was due primarily to a decrease of $9,950,884 for derivative gain and an increase of $234,674 for stock issued for compensation and services, partially offset by decreases of $9,962,175 for net income and $71,416 for accounts payable and other liabilities.

We did not have any cash flows from investing activities during the three months ended March 31, 2011 and 2010.

Net cash provided by financing activities was $74,451 for the three months ended March 31, 2011 compared to $234,534 for the three months ended March 31, 2010.  The $160,083 decrease in cash provided by financing activities was due to a decrease of $234,534 for proceeds from the exercise of warrants, partially offset by increases of $71,451 for proceeds from the issuance of notes payable to related parties and $3,000 for proceeds from the sale of common stock.

Our primary sources of capital over the past 12 months are set forth below.

During the period beginning January 1, 2010 and ending May 12, 2011, Rozetta-Cell made loans to us for a total of $251,433.  The loans are interest free and payable on demand.

During the period beginning January 1, 2010 and ending May 12, 2011, we issued a total of 36,799,358 shares of common stock to warrant holders upon the exercise of outstanding warrants at exercise prices ranging between $0.01 and $0.053 per share for total cash proceeds of $234,534.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

As of March 31, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2011, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In February 2011, the Company sold 300,000 shares of common stock and Class A warrants exercisable into 300,000 shares of common stock to an accredited investor for aggregate gross proceeds of $3,000.  The Class A warrants have an exercise price of $0.025 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2011, and expire at the end of the exercise period.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person

In February 2011, the Company entered into a settlement agreement with John Ginzler pursuant to which the Company agreed to issue 12,285,714 shares of its common stock to him in full payment of all amounts owed to him under the employment agreement and for a full release from all claims filed by him against the Company.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In March 2011, the Company entered into a settlement agreement with Rockmore pursuant to which the Company agreed to issue 12 million shares of its common stock to Rockmore in full payment of the outstanding balance of the debenture and accrued interest thereon, and for a full release from all claims filed by Rockmore against the Company.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In March 2011, the Company issued 3,461,539 shares of common stock to a consultant in full payment of outstanding fees payable in the amount of $28,199 performed during the three months ended March 31, 2011.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

During the three months ended March 31, 2011, Rozetta-Cell made loans to us for a total of $71,451.  The loans are interest free and payable on demand.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

POWER3 MEDICAL PRODUCTS, INC.

Date: May 16, 2011	/s/ Helen R. Park
Helen R. Park
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended