Form 10-Q
period 2011-06-30
POWER 3 MEDICAL PRODUCTS INC
filed 2011-08-23
CIK 1063530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

or

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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 554,910,730 shares of the issuer’s common stock, $0.001 par value per share, issued and outstanding on August 16, 2011.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010	1

	Statements of Operations for the three and six month periods ended June 30, 2011 and 2010 (unaudited) and the period beginning May 18, 2004 (date of entering development stage) through June 30, 2011 (unaudited)	2

	Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010 (unaudited) and the period beginning May 18, 2004 (date of entering development stage) through June 30, 2011 (unaudited)	3

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4T.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	33

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWER3 MEDICAL PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Property and equipment , net of accumulated depreciation of $108,693 and $108,461 at June 30, 2011 and December 31, 2010, respectively	1,896	2,128
Deposits	11,332	11,332
Other assets	100	100

Total assets	$13,328	$13,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,460,290	$1,643,510
Accounts payable – related parties	263,271	525,701
Notes payable – related parties	225,933	154,482
Notes payable- in default	501,000	501,000
Notes payable- in default- related parties	80,000	80,000
Convertible debentures- in default	272,176	303,853
Derivative liabilities	431,414	1,460,472
Other current liabilities	1,041,857	788,225
Total current liabilities	4,275,941	5,457,243

Total liabilities	4,275,941	5,457,243

Stockholders’ deficit
Preferred shares, par value $0.001; 50,000,000 authorized; 1,500,000 issued and outstanding as of June 30, 2011 and December 31, 2010	1,500	1,500
Common stock, par value $0.001; 600,000,000 shares authorized; 524,778,730 and 472,237,565 shares issued and outstanding as of June 30, 2011 and December 31, 2010	524,779	472,237
Additional paid in capital	73,825,914	72,994,212
Treasury stock	(16,000)	(16,000)
Common stock payable	190,556	135,000
Deficit accumulated during development stage	(67,107,862)	(67,349,132)
Deficit accumulated before entering development stage	(11,681,500)	(11,681,500)

Total stockholders’ deficit	(4,262,561)	(5,443,683)

Total liabilities and stockholders’ deficit	$13,328	$13,560

The accompanying notes are an integral part of the financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF OPERATIONS
(Unaudited)

					Period
					From
					May 18,
	Three Months		Six Months		2004 to
	Ended June 30,		Ended June 30,		June 30,
	2011	2010	2011	2010	2011

Net revenue	$—	$—	$—	$—	$542,249

Operating expenses:
Employee compensation and benefits	31,250	36,789	62,500	71,707	31,629,342
Professional and consulting fees	53,517	679,562	436,278	986,514	18,106,926
Impairment loss	—	—	—	—	13,371,776
Other selling general and administrative	24,094	—	86,080	162,848	2,740,228
Total operating expenses	108,861	716,351	584,858	1,221,069	65,848,272
Loss from operations	(108,861)	(716,351)	(584,858)	(1,221,069)	(65,306,023)

Other income (expense):
Derivative gain(loss)	197,757	(123,340)	950,568	10,580,355	7,923,572
Loss on litigation settlement	—	—	—	-	(267,865)
Interest income	—	—	—	-	7,867
Gain (loss) on debt settlement	(60,381)	—	(80,644)	-	1,502,228
Interest expense	(21,906)	(23,528)	(43,796)	(60,206)	(5,831,022)
Mandatory prepayment penalty	—	—	—	—	(420,000)
Other expense	—	—	—	—	(194,886)
Total other income (expense)	115,470	(146,868)	826,128	10,520,149	2,719,894

Net income (loss)	6,609	(863,219)	241,270	9,299,080	(62,586,129)
Deemed dividend	—	—	—	—	(1,140,760)
Net income (loss) attributable to common stockholders	$6,609	$(863,219)	$241,270	$9,229,080	$(63,726,889)

Net income (loss)
per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Net income (loss)
per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding
Basic	517,476,361	442,685,225	502,080,160	440,432,559

Diluted	517,476,361	442,685,225	504,517,715	459,652,702

The accompanying notes are an integral part of the financial statements.

POWER3 MEDICAL PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months		Period From
	Ended June 30,		May 18, 2004 to
	2011	2010	June 30, 2011
Cash Flows From Operating Activities:
Net income (loss)	$241,270	$9,299,080	$(62,586,129)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Imputed interest	4,309	—	4,309
Depreciation	232	683	108,694
Stock for services	394,479	461,032	39,371,740
Change in derivative liability, net of bifurcation	(950,568)	(10,580,355)	(6,769,671)
(Gain) loss on conversion of financial instruments	—		(1,579,670)
Impairment of goodwill	—	—	13,371,776
Impairment of intangible assets	—	—	179,788
Loss on previously capitalized lease	—	—	34,243
Loss on settlement of litigation and debt	80,644	—	385,273
Amortization of debt discount and deferred finance costs	—	—	4,.005,435
Debt issued for compensation and services	—	—	1,028,927
Stock for settlement of litigation and debt	—	—	30,875
Release of stock held in escrow	—	—	24,000
Other non-cash items	—	—	(33,512)
Changes in operating assets and liabilities:
Prepaid expense and other current assets	—	—	186,084
Deposits and other assets	—	(6,332)	17,265
Accounts payable and other liabilities	(155,183)	572,152	4,486,233

Net cash used in operating activities	(74,451)	(231,993)	(7,734,340)

Cash Flows From Investing Activities:
Increase in property and equipment	—	—	(144,833)
Increase in other assets	—	—	(179,786)

Net cash used in investing activities	—	—	(324,619)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	3,000	—	2,352,327
Borrowings on notes payable-related party	71,451	—	321,309
Proceeds from issuance of convertible debt		—	1,200,709
Borrowings on notes payable	—	—	3,838,430
Principal payments on notes payable	—	—	(122,478)
Principal payments –notes payable-related parties	—	—	(47,300)
Proceeds from exercise of warrants	—	234,534	513,366

Net cash provided by financing activities	74,451	234,534	8,056,363

Net increase (decrease) in cash	—	2,541	(2,596)
Cash at beginning of period	—	—	2,596
Cash at end of period	$—	$—	$—

Supplemental disclosure of cash flow information

Cash paid for interest	-	-	59,840

Cash paid for income tax	-	-	-

Non-cash activities

Stock for conversion of debt – related party	-	-	2,227,759
Stock issued for common stock payable	-	98,207	-
Exchange of debt – related party	-	-	214,075
Exchange of convertible notes for stock	-	-	2,525,070
Stock issued for settlement of litigation and debt	336,571	-	1,115,245
Deemed dividend	-	-	1,140,760
Exchange of convertible preferred stock for common stock	-	-	3,380,975
Preferred stock issued for payables	-	-	358,500
Stock held in escrow	-	-	20,000
Stock contributed for debt payment	-	-	276,558
Return of stock held in escrow	-	-	16,800
Cashless exercise of warrants	-	32,374	32,507
Stock rescinded for debt	-	-	8,256
Stock rescinded or canceled	4,000	12,302	16,302
Settlement of derivative liability	78,490	-	78,490

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2011

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

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2011

Note 2.  Basis of Presentation and Going Concern (Continued)

The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

As of June 30, 2011, the Company’s significant accounting policies and estimates, and applicable recent accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, have not changed materially.

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

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2011

For the three months ended June 30, 2011 and 2010, all potentially dilutive securities were excluded because their exercise price was less than the average market price of the Company’s common stock during that period.

Note 4.  Property and Equipment

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010:

Asset	June 30, 2011	December 31, 2010

Computers and Related Devices	$18,209	$18,209
Less: Accumulated Depreciation	(16,313)	(16,081)
Total	1,896	2,128

Lab Equipment	92,380	92,380
Less: Accumulated Depreciation	(92,380)	(92,380)
Total	-0-	-0-

Total Property and Equipment, Net	$1,896	$2,128

Note 5.  Other Current Liabilities

Other current liabilities consisted of the following at June 30, 2011 and December 31, 2010:

Liability	June 30, 2011	December 31, 2010
Accrued Interest	$403,394	$382,759
Accrued Payroll Taxes	23,574	23,574
Accrued Compensation and Salaries	442,581	380,081
Other Accrued Expenses and Liabilities	172,308	1,811

Total	$1,041,857	$788,225

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2011

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

The Company’s derivative liabilities were $431,414 and $1,460,472 at June 30, 2011 and December 31, 2010, respectively.  The Company recognized gains of $197,757 for derivative liabilities during the three months ended June 30, 2011 and losses of $123,340 for derivative liabilities during the three months ended June 30, 2010.  The Company recognized gains of $950,568 for derivative liabilities during the six months ended June 30, 2011 and recognized gains of $10,580,355 for derivative liabilities during the six months ended June 30, 2010.

The derivative gains recognized during these periods were due primarily to the decrease in the Company’s stock price during 2011 and 2010, respectively.

The components of derivative financial instruments on the Company’s balance sheet at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010

Common Stock Warrants	$155,624	$513,028
Convertible Promissory Notes and Debentures	275,790	947,444

Total	$431,414	$1,460,472

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2011

Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of its notes, debentures and warrants:

	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Remaining Contractual Life (Years)
Common Stock Warrants	0%	114.6%	0.03%	1.81
Convertible Promissory Notes and Debentures	0%	122.4%	0.19%	4.75

Note 7.  Commitments and Contingencies

Litigation

In September 2008, the Company entered into an Arbitration Agreement with Steven Rash, the Company’s former Chief Executive Officer, in connection with his agreement to resign as the Company’s Chief Executive Officer.  The Company agreed to arbitrate Mr. Rash’s claims for wages of $36,031 and other compensation due, breach of contracts or covenants, and benefits, and the Company’s claims for embezzlement, fraud and breach of contract by Mr. Rash.  As of June 30, 2011, arbitration had not been initiated by either party and, as of that date, the Company did not believe a material loss is probable in connection with this matter.

In March 2009, McLennon Law Corporation filed a lawsuit against the Company in the Superior Court of the State of California in and for the County of San Francisco for breach of contract for accrued but unpaid attorney fees and accrued interest thereon.  In July 2010, a judgment was entered against the Company for a total of $148,683 for unpaid attorney fees and interest, all of which was accrued in the Company’s financial statements for the year ended December 31, 2010.  As of June 30, 2011, the Company did not intend to appeal the court’s ruling.

In September 2009, Marion McCormick, one of the Company’s former non-executive employees, filed a lawsuit against the Company in the District Court for Montgomery County, Texas, 9th Judicial District, seeking damages and specific performance under a $30,000 convertible promissory note and a warrant exercisable into 1,000,000 shares of common stock.  In August 2010, the Company filed an amended answer and counterclaims against the former employee for breach of fiduciary duty and fraud.   The Company is disputing the amount, if any, that is due to the former employee under the note.  As of June 30, 2011, the Company did not believe a material loss is probable as a result of this litigation.

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2011

In February 2010, Transgenomic, Inc. (“Transgenomic”) filed a lawsuit against the Company in the United States District Court for the District of Nebraska.  The lawsuit contains claims for fraud, breach of contract, libel and slander, and sought a declaration of rights under a Collaboration and Exclusive License Agreement, dated January 23, 2009, between the parties that the Company had terminated on February 2, 2010.  In April 2010, the Company filed a partial motion to dismiss Transgenomic’s fraud claim.  In June 2010, the Company filed a lawsuit against Transgenomic in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for trade secret misappropriation, breach of contract, misappropriation, conversion, unjust enrichment, quantum meruit and promissory estoppel as well as a request for injunctive relief.  In July 2010, the Company filed a non-suit to dismiss the case that the Company filed against Transgenomic in Texas without prejudice.  The Company intends to re-file the claims against Transgenomic in the United States District Court for the District of Nebraska as counterclaims accompanying its response to the claims filed by Transgenomic and has agreed to enter mediation with Transgenomic in an attempt to resolve this matter.  Mediation occurred in July 2011 between the parties and is currently awaiting the courts’ final approval.  Based on the July 22, 2011 mediation outcome with Transgenomic, the Company recorded a loss of $55,556 during the three month period ended June 30, 2011 and recorded a stock payable of $55,556 which represented 5,555,556 shares.  As of August 22, 2011, these shares have not yet been issued.

In March 2010, Rockmore filed a lawsuit against the Company in the Supreme Court for the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to a convertible debenture in the amount of $31,677 and common stock warrant previously issued by the Company to Rockmore.  In September 2010, Rockmore filed a motion for summary judgment and injunction regarding its claims, and in October 2010, the Company filed an opposition to Rockmore’s motion.  In October 2010, the court granted Rockmore’s motion for summary judgment, but denied its request for an injunction.  In March 2011, the Company entered into a settlement agreement with Rockmore pursuant to which the Company agreed to issue 12 million shares of its common stock to Rockmore in full payment of the outstanding balance of the debenture and accrued interest thereon, and for a full release from all claims filed by Rockmore against the Company.  The Company recorded a contingent loss in the amount of $169,818 in its financial statements for the year ended December 31, 2010 in accordance with the provisions of ASC Topic 450, “Contingencies” (“ASC 450”). During the six month period ended June 30, 2011 the Company issued the 12,000,000 shares due Rockmore from the settlement.

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2011

In April 2010, the Company filed a lawsuit against Richard Kraniak (“Kraniak”) and Roger Kazanowski (“Kazanowski”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contained claims for violations of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  In May 2010, Kraniak and Kazanowski filed a motion to dismiss the lawsuit.  In June 2010, the Company filed a response to Kraniak and Kazanowski’s motion to dismiss as well as a first amended complaint against Kraniak and Kazanowski.  In October 2010, the Company filed a second amended complaint against Kraniak and Kazanowski, which it revised and re-filed in November 2010.  As of June 30, 2011, the Company did not believe a material loss is probable as a result of this litigation.

In July 2010, Kraniak and Kazanowski filed counterclaims against the Company in the United States District Court for the Southern District of Texas, Houston Division.  The counterclaims contained claims for breach of contract, misrepresentation, civil conspiracy and defamation.  In July 2010, the Company filed an answer to the counterclaims denying each of the alleged claims.  In December 2010, the Company filed motions for partial summary judgment with respect to each of the counterclaims filed by Kraniak and Kazanowski.  As of June 30, 2011, the Company did not believe a material loss is probable as a result of this litigation.

In April 2010, Neogenomics, Inc. (“Neogenomics”) filed a lawsuit and motion for summary judgment against the Company in the Supreme Court of the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to the convertible debenture in the amount of $200,000 issued by the Company to Neogenomics in April 2007.  In May 2010, the Company filed a response to Neogenomic’s motion for summary judgment.  In December 2010, the court granted Neogenomic’s motion for summary judgment, awarding Neogenomics $217,457, comprised of $200,000 of principal under the debenture and $17,457 of accrued interest thereon.  As of June 30, 2011, the Company intended to appeal the court’s ruling.

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

In April 2010, John Ginzler, the Company’s former Chief Financial Officer, filed a lawsuit against the Company in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for breach of contract related to compensation owed to him under an employment agreement entered into between him and the Company.  In June 2010, the Company filed a general denial to the claims alleged in the complaint.  In February 2011, the Company entered into a settlement agreement with John Ginzler pursuant to which the Company agreed to issue 12,285,714 shares of its common stock to him in full payment of all amounts owed to him under the employment agreement and for a full release from all claims filed by him against the Company. The Company recorded a contingent loss in the amount of $161,044 in its financial statements for the year ended December 31, 2010 in accordance with the provisions of ASC 450. During the six month period ended June 30, 2011 the Company issued the 12,285,714 shares due Mr. Ginzler as a result of the settlement agreement.

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2011

In May 2010, the Company filed a lawsuit against Able Income Fund LLC (“Able Income Fund”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contained claims for violations of the Securities Act and the Exchange Act.  The Company subsequently moved for a default judgment on its claims due to Able Income Fund’s failure to timely respond to the Company’s lawsuit.  In November 2010, the Company’s motion for a default judgment was denied by the court.  As of June 30, 2011, the Company did not believe a material loss is probable as a result of this litigation.

In July 2010, Able Income Fund filed a lawsuit against the Company in the Supreme Court of the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to two convertible debentures in the aggregate amount of $450,000 previously issued by the Company to Able Income Fund.  In September 2010, the Company filed a motion to dismiss Able Income Fund’s lawsuit.  In November 2010, Able Income Fund filed an amended complaint alleging the existence of an outstanding convertible debenture in the amount of $72,176.  As of June 30, 2011, the Company did not believe a material loss is probable as a result of the litigation.

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2011

Employment and Consulting Agreements

On June 1, 2009, the Company entered into an Amended and Restated Consulting Agreement with Bronco Technology, Inc. (the “Bronco Consulting Agreement”).  Under the terms of the agreement, Ms. Park agreed to continue to serve as the Company’s Interim Chief Executive Officer until May 31, 2011.  Under verbal agreement Ms. Park continues in the position as the Company’s Interim Chief Executive until a final written agreement is completed.  In consideration for Ms. Park’s services, the Company agreed to pay Bronco Technology, Inc. $8,334 per month, subject to annual review by the Company’s board of directors or compensation committee of the board of directors, if any.  The Company also agreed to pay Bronco Technology a cash commission payment of an amount equal to one percent, but not to exceed $5,000 per month, of the royalties received by the Company from the sale of certain of its products through license agreements signed during the term of the consulting agreement.

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

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2011

Note 8.  Common Stock and Preferred Stock

The Company’s authorized capital consisted of 600,000,000 shares of common stock, $0.001 par value per share, at June 30, 2011 and December 31, 2010, respectively, and 50,000,000 shares of preferred stock, $0.001 par value per share, at June 31, 2011 and December 31, 2010, respectively.  There were 524,778,730 and 472,237,565 shares of common stock outstanding at June 30, 2011 and December 31, 2010, respectively, and 1,500,000 shares of preferred stock outstanding at June 30, 2011 and December 31, 2010, respectively.

Shares Issued in Capital-Raising Transactions

A summary of the shares of common stock issued by the Company in capital-raising transactions during the six months ended June 30, 2011 is provided below.

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

Shares Issued for Services

A summary of the shares of common stock issued by the Company for services during the six months ended June 30, 2011 is provided below.

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

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2011

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

During the three month period ended June 30, 2011, the Company issued a total of 9,577,113 shares of common stock to various consultants as payment for services performed during that period in accordance with the terms of the consultants’ respective consulting agreements. The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $91,594, all of which was recognized as expense during the three months ended June 30, 2011. The Company also issued 1,930,000 shares of common stock to a consultant in full payment of outstanding fees payable of $19,300 for services provided in a prior period. The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $24,125. The Company recorded a loss on settlement of debt in the amount of $4,825, all of which was recognized during the three months ended June 30, 2011.

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

In July 22, 2011, Transgenomic, Inc. and the Company entered into mediation in an attempt to resolve an existing lawsuit.  Based on the mediation outcome with Transgenomic, the Company recorded a loss of $55,556 during the three month period ended June 30, 2011 and recorded a stock payable of $55,556 which represented 5,555,556 shares.  As of August 22, 2011 these shares have not yet been issued.

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2011

Note 9.  Promissory Notes and Debentures

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

During the six months ended June 30, 2011, Rozetta-Cell Life Sciences, Inc., a Nevada corporation that the Company is proposing to acquire (“Rozetta-Cell”), made loans to the Company for a total of $71,451.  The loans are interest free and payable on demand.  The Company incurred $4,309 of imputed interest during the six months ended June 30, 2011 which resulted in an increase in additional paid-in capital since the interest is not payable.

The carrying values of the Company’s notes payable, net of unamortized discounts, amounted to $806,933 and $735,482 at June 30, 2011 and December 31, 2010, respectively, as follows:

	June 30, 2011	December 31, 2010

Notes Payable	$-0-	$-0-

Notes Payable – Related Party	225,933	154,482

Notes Payable – in Default	501,000	501,000
Less: Unamortized Discount	-0-	-0-
Total	501,000	501,000

Notes Payable – in Default – Related Party	80,000	80,000

Total Notes Payable, Net	$806,933	$735,482

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2011

The carrying values of the Company’s convertible debentures, net of unamortized discounts, amounted to $272,176 and $303,853 at June 30, 2011 and December 31, 2010, respectively, as follows:

	June 31, 2011	December 31, 2010

Convertible Debentures – in Default	$272,176	$303,853

Total Convertible Debentures, Net	$272,176	$303,853

Note 10.  Fair Value Measurements

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

The following table presents the Company’s derivative liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3
Derivative liabilities – June 30, 2011	-0-	-0-	$431,414
Derivative liabilities – December 31, 2010	-0-	-0-	$1,460,472

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of June 30, 2011 and December 31, 2010:

Derivative Liabilities
Balance, December 31, 2009	$14,456,424
Purchases, sales, issuances and settlements (net)	(12,995,952)
Balance, December 31, 2010	1,460,472
Purchases, sales, issuances and settlements (net)	(1,029,058)
Balance, December 31, 2010	$431,414

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2011

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

Note 11.  2011 Equity Awards Plan

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

Note 12.  Potential Acquisition of Rozetta-Cell

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

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2011

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

On December 31, 2010, the Company and Rozetta-Cell entered into a First Amendment and Waiver to Agreement and Plan of Merger (the “Amendment”) which amends the Merger Agreement.  Under the terms of the Amendment, the parties agreed to extend the outside date by which the merger must close to June 30, 2011 and require the conversion of all issued and outstanding shares of the Company’s Series B preferred stock into the Company’s common stock by the holders thereof subsequent to approval of the merger by the Company’s shareholders, but prior to completion of the merger.  The parties are currently finalizing a second amendment to extend the time requirement to complete the merger.

Note 13.  Subsequent Events

Subsequent to June 30, 2011, the Company issued a total of 30,132,000 shares of common stock to consultants as payment for services performed in accordance with the terms of the consultants’ respective consulting agreements.

In February 2010, Transgenomic, Inc. (“Transgenomic”) filed a lawsuit against the Company in the United States District Court for the District of Nebraska.  The lawsuit contains claims for fraud, breach of contract, libel and slander, and sought a declaration of rights under a Collaboration and Exclusive License Agreement, dated January 23, 2009, between the parties that the Company had terminated on February 2, 2010.  In April 2010, the Company filed a partial motion to dismiss Transgenomic’s fraud claim.  In June 2010, the Company filed a lawsuit against Transgenomic in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for trade secret misappropriation, breach of contract, misappropriation, conversion, unjust enrichment, quantum meruit and promissory estoppel as well as a request for injunctive relief.  In July 2010, the Company filed a non-suit to dismiss the case that the Company filed against Transgenomic in Texas without prejudice.  The Company intends to re-file the claims against Transgenomic in the United States District Court for the District of Nebraska as counterclaims accompanying its response to the claims filed by Transgenomic and has agreed to enter mediation with Transgenomic in an attempt to resolve this matter.  Mediation occurred in July 2011 between the parties and is currently awaiting the courts final approval.  Based on the July 22, 2011 mediation outcome with Transgenomic, the Company recorded a loss of $55,556 during the three month period ended June 30, 2011 and recorded a stock payable of $55,556 which represented 5,555,556 shares.  As of August 22, 2011 these shares have not yet been issued.

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 and subsequent Form 10-Q filings.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 and elsewhere in this report and subsequent Form 10-Q filings.  The following should be read in conjunction with our financial statements beginning on page 1 of this report.

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

Comparison of the Three-Month Periods Ended June 30, 2011 and 2010

Net Revenue

Net revenue has historically consisted of licensing fees, royalties and milestone payments that we received from our licensing partners.  We did not generate any revenue during the three months ended June 30, 2011 and 2010.  We intend to enter into collaboration and licensing agreements with bio-technology companies, academic and research institutions and governmental agencies during 2011.  As a result, we expect to begin to generate revenue, if such licenses are completed, from either licensing fees, royalties or milestone payments.

Operating Expenses

Operating expenses consist primarily of employee compensation and benefits, professional and consulting fees, and other selling, general and administrative expenses.

Employee Compensation and Benefits.  Employee compensation and benefits consists of all salaries and other cash compensation, equity-based compensation, employee benefits and the related payroll taxes.  Employee compensation expense decreased $5,539 to $31,250 for the three months ended June 30, 2011 from $36,789 for the three months ended June 30, 2010.  The decrease of $5,539 was due to a decrease in the amount of salary and equity-based compensation that we paid to the individual we employed during the three months ended June 30, 2011.  Assuming the completion of our merger with Rozetta-Cell and adequate funding, we expect employee compensation expense to increase in the future as we attempt to retain additional executive management personnel, lab technicians and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, laboratory and technology consultants and other professionals and consultants.  Professional fees decreased $626,045 to $53,517 for the three months ended June 30, 2011 from $679,562 for the three months ended June 30, 2010.  The decrease of $626,045 was due primarily to a decrease in legal, accounting and other professional fees associated with various legal matters and litigation activities that the Company was involved in during 2010 as compared to a significant reduction in these activities during the quarter ended June 30, 2011.  Assuming the completion of our merger with Rozetta-Cell and adequate funding, we expect professional fees to increase in the future as we incur additional legal, accounting, laboratory and technology fees in connection with the general expansion of our business and operations.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses consist of selling and marketing expenses, lab services and supplies, clinical validation studies, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses.  Other general and administrative expenses increased $24,094 to $24,094 for the three months ended June 30, 2011 from $-0- for the three months ended June 30, 2010.  The increase of $24,094 was due primarily to a reclassification of expenses to provide enhanced reporting information for the three month period ended June 30, 2011 as compared to the same period in the prior year.   Assuming the completion of our merger with Rozetta-Cell and adequate funding, we expect other general and administrative expenses to increase in the future as we continue to incur expenses for clinical validation studies, lab supplies, selling and marketing expenses, rent, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Comparison of the Six-Month Periods Ended June 30, 2011 and 2010

Net Revenue

Net revenue has historically consisted of licensing fees, royalties and milestone payments that we received from our licensing partners.  We did not generate any revenue during the six months ended June 30, 2011 and 2010.  We intend to enter into collaboration and licensing agreements with bio-technology companies, academic and research institutions and governmental agencies during 2011.  As a result, we expect to begin to generate revenue during the next 12 months as we begin to generate licensing fees, royalties and milestone payments under these new agreements.

Operating Expenses

Operating expenses consist primarily of employee compensation and benefits, professional and consulting fees, and other selling, general and administrative expenses.

Employee Compensation and Benefits.  Employee compensation and benefits consists of all salaries and other cash compensation, equity-based compensation, employee benefits and the related payroll taxes.  Employee compensation expense decreased $9,207 to $62,500 for the six months ended June 30, 2011 from $71,707 for the six months ended June 30, 2010.  The decrease of $9,207 was due to a decrease in the amount of salary and equity-based compensation that we paid to the individual we employed during the six months ended June 30, 2011.  Assuming the completion of our merger with Rozetta-Cell and adequate funding, we expect employee compensation expense to increase in the future we attempt to retain additional executive management personnel, lab technicians and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, laboratory and technology consultants and other professionals and consultants.  Professional fees decreased $550,236 to $436,278 for the six months ended June 30, 2011 from $986,514 for the six months ended June 30, 2010.  The decrease of $550,236 was due primarily to a decrease in legal, accounting and other professional fees associated with various legal matters and litigation activities that the Company was involved in during 2010 as compared to a significant reduction in these activities during the six month period ended June 30, 2011.  Assuming the completion of our merger with Rozetta-Cell and adequate funding, we expect professional fees to increase in the future as we incur additional legal, accounting, laboratory and technology fees in connection with the general expansion of our business and operations.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses consist of selling and marketing expenses, lab services and supplies, clinical validation studies, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses.  Other general and administrative expenses decreased $76,768 to $86,080 for the six month period ended June 30, 2011 from $162,848 for the same period in the prior year.  The decrease of $76,768 was due primarily to a decrease in general corporate activities while the company focuses on the merger with Rozetta-Cell and due to limited resources.  Assuming the completion of our merger with Rozetta-Cell and adequate funding, we expect other general and administrative expenses to increase in the future as we continue to incur expenses for clinical validation studies, lab supplies, selling and marketing expenses, rent, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Derivative Gain / Loss

Derivative gain / loss consists of the non-operating, non-cash income or expense that results from changes in the fair value of the derivative instruments contained in the convertible promissory notes and associated stock warrants that were outstanding at June 30, 2011 and 2010, respectively.  During the three months ended June 30, 2010, we changed the method by which we valued the conversion features in its convertible notes and convertible debentures by switching from the binomial lattice valuation model to the Black-Scholes pricing model.

We recognized a derivative gain of $197,757 for the three months ended June 30, 2011 compared to a derivative loss of $123,340 for the three months ended June 30, 2010.  The derivative gains that we recognized during the three months ended June 30, 2011 and 2010 were due primarily to a decrease in the price of our common stock during 2011 and 2010, respectively.  The decrease of $321,097 was due primarily to the fact that our stock price dropped a smaller percentage amount during the three months ended June 30, 2011 than it did during the three months ended June 30, 2010, and was generally at a lower level during the three months ended June 30, 2011 than it was during the three months ended June 30, 2010.

We recognized a derivative gain of $950,568 for the six months ended June 30, 2011 compared to a derivative gain of $10,580,355 for the six months ended June 30, 2010.  The derivative gains that we recognized during the six months ended June 30, 2011 and 2010 were due primarily to a decrease in the price of our common stock during 2011 and 2010, respectively.  The decrease of $9,629,787 was due primarily to the fact that our stock price dropped a smaller percentage amount during the six months ended June 30, 2011 than it did during the six months ended June 30, 2010, and was generally at a lower level during the six months ended June 30, 2011 than it was during the six months ended June 30, 2010.

While we expect our outstanding convertible promissory notes to continue to be retired or converted into shares of common stock during the next 12 months, we cannot predict what our future derivative gains or losses will be in the future since such gains and losses are largely dependent upon the trading price of our common stock.

Gain / Loss on Settlement of Debt

Gain / loss on settlement of debt consists of the gains and losses that we recognized in connection with the retirement of outstanding debt and payment of outstanding invoices, and results when we issue shares of common stock having an aggregate value less than (in the case of gains) or greater than (in the case of losses) the outstanding principal amount of the applicable note and accrued interest thereon or the applicable invoice.  We recognized a loss on the settlement of debt of $60,381 during the three months ended June 30, 2011.  We did not recognize any gain or loss on the settlement of debt during the three months ended June 30, 2010.  The difference of $60,381 was due primarily to our decision to pay off outstanding invoices during 2011 by issuing shares of our common stock having an aggregate value that was greater than the outstanding amount of the invoices.  While we may incur additional gains and losses on the settlement of debt in the future in the event we pay off additional outstanding debts and invoices with shares of our common stock, we expect any such gains or losses to decrease as the amount of our outstanding debt decreases.

Gain / loss on settlement of debt consists of the gains and losses that we recognized in connection with the retirement of outstanding debt and payment of outstanding invoices, and results when we issue shares of common stock having an aggregate value less than (in the case of gains) or greater than (in the case of losses) the outstanding principal amount of the applicable note and accrued interest thereon or the applicable invoice.  We recognized a loss on the settlement of debt of $80,644 during the six months ended June 30, 2011.  We did not recognize any gain or loss on the settlement of debt during the six months ended June 30, 2010.  The difference of $80,644 was due primarily to our decision to pay off outstanding invoices during 2011 by issuing shares of our common stock having an aggregate value that was greater than the outstanding amount of the invoices.  While we may incur additional gains and losses on the settlement of debt in the future in the event we pay off additional outstanding debts and invoices with shares of our common stock, we expect any such gains or losses to decrease as the amount of our outstanding debt decreases.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have.  Interest and amortization expense decreased $1,622 to $21,906 for the three months ended June 30, 2011 from $23,528 for the three months ended June 30, 2010.  The decrease of $1,622 was due primarily to our decision to retire certain of our debt obligations during 2010 that were outstanding during the three months ended June 30, 2010.  We expect interest expense to decrease over the next 12 months as we continue to retire our remaining debt obligations.

Interest and amortization expense decreased $16,410 to $43,796 for the six months ended June 30, 2011 from $60,206 for the six months ended June 30, 2010.  The decrease of $16,410 was due primarily to our decision to retire certain of our debt obligations during 2010 that were outstanding during the six months ended June 30, 2010.  We expect interest expense to decrease over the next 12 months as we continue to retire our remaining debt obligations.

Net Income / Loss

We generated net income of $6,609 for the three months ended June 30, 2011 compared to net loss of $863,219 for the three months ended June 30, 2010.  The increase in net income of $869,828 for the three month period ended June 30, 2011 as compared to the same period in the prior year.  This increase in net income is primarily due to a significant decrease in operating expenses of $607,490 for the three month period ended June 30, 2011 as compared to the same period in the prior year.  This decrease was primarily due to a reduction in legal and litigation activities in 2011 as compared to 2010.  We expect to generate net losses during 2011 as we continue to build our business.  However, we expect these losses to decrease in the future if we can begin to generate revenue through collaboration and licensing agreements and as we continue to retire our outstanding debt obligations.

We generated net income of $241,270 for the six months ended June 30, 2011 compared to net income of $9,299,080 for the six months ended June 30, 2010.  The decrease in net income of $9,057,810 was due primarily to decreases of $9,629,787 for derivative gain recognized during 2011 compared to derivative gain recognized during 2010.  In addition we had a significant decrease in operating expenses of $639,211 for the six month period ended June 30, 2011 as compared to the same period in the prior year.  This decrease was primarily due to a reduction in legal and litigation activities in 2011 as compared to 2010.  We expect to generate net losses during 2011 as we continue to build our business.  However, we expect these losses to decrease in the future if we can begin to generate revenue through collaboration and licensing agreements and as we continue to retire our outstanding debt obligations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $74,451 during the six months ended June 30, 2011 compared to $231,993 during the six months ended June 30, 2010.  The decrease of $151,953 for cash used by operating activities was due primarily to a decrease of $9,950,884 for derivative gain and an increase of $234,674 for stock issued for compensation and services, partially offset by decreases of $9,962,175 for net income and $71,416 for accounts payable and other liabilities.

We did not have any cash flows from investing activities during the six month periods ended June 30, 2011 and 2010.

Net cash provided by financing activities was $74,451 for the six months ended June 30, 2011 compared to $234,534 for the six months ended June 30, 2010.  The $160,083 decrease in cash provided by financing activities was due to a decrease of $234,534 for proceeds from the exercise of warrants, partially offset by increases of $71,451 for proceeds from the issuance of notes payable to related parties and $3,000 for proceeds from the sale of common stock.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

As of June 30, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2010, Transgenomic, Inc. (“Transgenomic”) filed a lawsuit against us in the United States District Court for the District of Nebraska.  The lawsuit contains claims for fraud, breach of contract, libel and slander, and seeks a declaration of rights under a Collaboration and Exclusive License Agreement, dated January 23, 2009, between the parties that we terminated on February 2, 2010.  In April 2010, we filed a partial motion to dismiss Transgenomic’s fraud claim.  In June 2010, we filed a lawsuit against Transgenomic in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for trade secret misappropriation, breach of contract, misappropriation, conversion, unjust enrichment, quantum meruit and promissory estoppel, as well as a request for injunctive relief. We have agreed to enter mediation with Transgenomic in an attempt to resolve this matter. Mediation occurred in July 2011 between the parties and is currently awaiting the courts’ final approval. Based on the July 22, 2011 mediation outcome with Transgenomic, the Company recorded a loss of $55,556 during the three month period ended June 30, 2011 and recorded a stock payable of $55,556 which represented 5,555,556 shares.  As of August 22, 2011 these shares have not yet been issued.

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

During the six months ended June 30, 2011, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

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

During the three month period ended June 30, 2011, the Company issued a total of 9,577,113 shares of common stock to various consultants as payment for services performed during that period in accordance with the terms of the consultants’ respective consulting agreements. The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $91,594, all of which was recognized as expense during the three months ended June 30, 2011. The Company also issued 1,930,000 shares of common stock to a consultant in full payment of outstanding fees payable of $19,300 for services provided in a prior period. The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $24,125. The Company recorded a loss on settlement of debt in the amount of $4,825, all of which was recognized during the three months ended June 30, 2011.

During the six months ended June 30, 2011, Rozetta-Cell made loans to us for a total of $71,451.  The loans are interest free and payable on demand.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

POWER3 MEDICAL PRODUCTS, INC.

Date: August 23, 2011	/s/ Helen R. Park
Helen R. Park
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended