Form 10-Q
period 2011-09-30
POWER 3 MEDICAL PRODUCTS INC
filed 2011-11-18
CIK 1063530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File No. 000-24921

POWER3 MEDICAL PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

New York	65-0565144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26202 Oakridge Drive The Woodlands, Texas 77380
(Address of Principal Executive Offices)

(713) 417-9954
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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 571,632,952 shares of the issuer’s common stock, $0.001 par value per share, issued and outstanding on November 10, 2011.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	4

	Statements of Operations for the three and nine month periods ended September 30, 2011 and 2010 (unaudited) and the period beginning May 18, 2004 (date of entering development stage) through September 30, 2011 (unaudited)	5

	Statements of Cash Flows for the nine month periods ended September 30, 2011 and 2010 (unaudited) and the period beginning May 18, 2004 (date of entering development stage) through September 30, 2011 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4T.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	27

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

POWER3 MEDICAL PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Cash and equivalents	$1,372	$-

Total current assets	1,372	-

Property and equipment, net of accumulated depreciation of $108,809 and $108,461 at September 30, 2011 and December 31, 2010, respectively	1,780	2,128
Deposits	6,332	11,332
Other assets	100	100

Total assets	$9,584	$13,560

Liabilities and stockholders' deficit

Accounts payable	$793,728	$1,643,510
Accounts payable – related party	774,138	525,701
Notes payable	12,000	-
Notes payable – related party	26,798	154,482
Notes payable – in default	501,000	501,000
Notes payable – in default – related party	80,000	80,000
Convertible debentures – in default	272,176	303,853
Derivative liabilities	236,918	1,460,472
Other current liabilities	1,226,539	788,225

Total current liabilities	3,923,297	5,457,243

Total liabilities	3,923,297	5,457,243

Stockholders' deficit:

Preferred Stock – $0.001 par value: 50,000,000 shares authorized; 1,500,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,500	1,500
Common Stock – $0.001 par value: 600,000,000 shares authorized; 562,466,285 and 472,237,565 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	562,467	472,237
Additional paid-in capital	74,126,387	72,994,212
Treasury stock	(16,000)	(16,000)
Common stock payable	135,000	135,000
Deficit accumulated during development stage	(67,041,567)	(67,349,132)
Deficit accumulated before entering development stage	(11,681,500)	(11,681,500)

Total stockholders' deficit	(3,913,713)	(5,443,683)

Total liabilities and stockholders' deficit	$9,584	$13,560

The accompanying notes are an integral part of these financial statements

POWER3 MEDICAL PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					May 18, 2004
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Net revenue	$-	$-	$-	$-	$542,249

Operating expenses:
Employee compensation and benefits	31,250	33,147	93,750	113,785	31,660,592
Professional and consulting fees	60,766	654,920	497,044	1,153,419	18,167,692
Impairment of goodwill	-	-	-	-	13,371,776
Other selling, general and administrative expenses	19,693	95,028	105,773	394,684	2,759,921

Total operating expenses	111,709	783,095	696,567	1,661,888	65,959,981

Loss from operations	(111,709)	(783,095)	(696,567)	(1,661,888)	(65,417,732)

Other income (expense):
Derivative gain (loss)	194,496	1,418,710	1,145,064	11,999,065	8,118,068
Gain on legal settlement	-	-	-	-	(267,865)
Interest income	-	-	-	-	7,867
Gain (loss) on settlement of debt	5,900	-	(74,744)	-	1,508,128
Interest expense	(22,536)	(23,782)	(66,332)	(83,988)	(5,853,558)
Mandatory prepayment penalty	-	-	-	-	(420,000)
Other income/(expense)	-	-	-	-	(194,886)

Total other income/(expense)	177,860	1,394,928	1,003,988	11,915,077	2,897,754

Net income (loss)	66,151	611,833	307,421	10,253,189	(62,519,978)

Deemed dividend	-	-	-	-	(1,140,760)

Net income (loss) attributable to common stockholders	$66,151	$611,833	$307,421	$10,253,189	$(63,660,738)

Net income (loss) per share - basic	$0.00	$0.00	$0.00	$0.02

Net income (loss) per share - diluted	$0.00	$0.00	$0.00	$0.02

Weighted average number of shares outstanding - basic	545,443,358	468,521,746	516,693,399	449,898,509

Weighted average number of shares outstanding - diluted	545,443,358	469,832,091	518,063,047	459,768,500

The accompanying notes are an integral part of these financial statements

POWER3 MEDICAL PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			May 18, 2004
	For the Nine Months Ended		Through
	September 30,		September 30,
	2011	2010	2011

Cash flows from operating activities

Net income (loss)	$307,421	$10,253,189	$(62,519,978)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Imputed interest	5,557		5,557
Depreciation expense	348	764	108,810
Stock issued for compensation and services	394,479	718,245	39,371,740
Change in derivative liability, net of bifurcation	(1,145,064)	(11,999,066)	(6,964,167)
(Gain) loss on conversion of financial instruments	-	-	(1,579,670)
Impairment of goodwill	-	-	13,371,776
Impairment of intangible assets	-	-	179,788
Loss on previously capitalized lease	-	-	34,243
Loss on settlement of litigation	79,632		384,261
Amortization of debt discounts and deferred finance costs	-	21,621	4,005,435
Debt issued for compensation and services	-	-	1,028,927
Stock issued for settlement of lawsuit	-	-	30,875
Release of stock held in escrow	-	-	24,000
Other non-cash items	-	-	(33,512)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-	186,084
Deposits and other assets	5,000	(6,332)	22,265
Accounts payable and other liabilities	267,548	716,889	4,598,598

Net cash used in operating activities	(85,079)	(294,690)	(7,744,968)

Cash flows from investing activities

Increase in property and equipment	-	(2,325)	(144,833)
Increase in other assets	-	-	(179,786)

Net cash used in investing activities	-	(2,325)	(324,619)

Cash flows from financing activities

Proceeds from sale of common stock	3,000	-	2,352,327
Borrowings on notes payable – related party	83,451	-	3,921,881
Borrowings on notes payable	-	68,800	249,858
Principal payments on notes payable – related party	-	-	(122,478)
Principal payments on notes payable	-	-	(47,300)
Proceeds from exercise of warrants	-	234,534	513,366
Stock rescinded for debt	-	-	-
Proceeds from issuance of convertible debt, warrants, and rights net of issuance cost	-	-	1,200,709

Net cash provided by financing activities	86,451	303,334	8,068,363

Net increase (decrease) in cash and equivalents	1,372	6,319	(1,224)
Cash and equivalents, beginning of period	-	-	2,596

Cash and equivalents, end of period	$1,372	$6,319	$1,372

Supplemental disclosure of cash flow information

Cash paid for interest	-	-	59,840
Cash paid for income taxes	-	-	-

Schedule of non-cash financing activities

Stock for conversion of debt – related party	-	-	2,227,759
Stock for subscriptions receivable	-	-	-
Warrants exercised for subscriptions receivable	-	-	-
Stock issued for common stock payable	-	-	-
Exchange of debt – related party	-	-	214,075
Exchange of convertible notes for stock	-	-	2,525,070
Stock issued for settlement of litigation and payables	661,244	718,245	1,439,918
Deemed dividend	-	-	1,140,760
Exchange of convertible preferred stock for common stock	-	-	3,380,975
Preferred stock issued for payables	-	-	358,500
Stock held in escrow	-	-	20,000
Stock contributed for debt payment	-	-	276,558
Return of stock held in escrow	-	-	16,800
Cashless exercise of warrants	-	32,374	32,507
Stock rescinded for debt	-	-	8,256
Stock rescinded or canceled	4,000	12,302	16,302
Settlement of derivative liability	78,490	-	78,490

 The accompanying notes are an integral part of these financial statements

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2011

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

The Company has developed a portfolio of products including BC-SeraPro™, a proteomic blood serum test for the early detection of breast cancer, and NuroPro ® , a serum test for the detection of neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases.  These products are designed to analyze proteins and their mutations to assess an individual’s risk for developing disease later in life or a patient’s likelihood of responding to a particular drug, assess a patient’s risk of disease progression and disease recurrence, and measure a patient’s exposure to drug therapy to ensure optimal dosing and reduced drug toxicity.  Future products and services are expected to originate from the Company’s internal research and development programs, collaborative efforts and alliances with third parties, and acquisitions of complementary technologies and businesses.  The Company intends to continue entering into collaboration and licensing agreements with biotechnology companies, academic and research institutions, and other organizations that have the ability to market and sell the Company’s products in return for licensing fees, royalties and milestone payments.

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

The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

As of September 30, 2011, the Company’s significant accounting policies and estimates, and applicable recent accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, have not changed materially.

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2011

Note 2.  Basis of Presentation and Going Concern (Continued)

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

For the three months ended September 30, 2011, all potentially dilutive securities were excluded because their exercise price was less than the average market price of the Company’s common stock during that period.

Note 4.  Property and Equipment

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

Asset	September 30, 2011	December 31, 2010

Computers and Related Devices	$18,209	$18,209
Less: Accumulated Depreciation	(16,429)	(16,081)
Total	1,780	2,128

Lab Equipment	92,380	92,380
Less: Accumulated Depreciation	(92,380)	(92,380)
Total	-0-	-0-

Total Property and Equipment, Net	$1,780	$2,128

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2011

Note 5.  Other Current Liabilities

Other current liabilities consisted of the following at September 30, 2011 and December 31, 2010:

Liability	September 30, 2011	December 31, 2010
Accrued Interest	$422,281	$382,759
Accrued Payroll Taxes	23,574	23,574
Accrued Compensation and Salaries	473,830	380,081
Other Accrued Expenses and Liabilities	306,854	1,811

Total	$1,226,539	$788,225

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

The Company’s derivative liabilities were $236,918 and $1,460,472 at September 30, 2011 and December 31, 2010, respectively.  The Company recognized gains of $194,496 for derivative liabilities during the three months ended September 30, 2011 and gains of $1,418,710 for derivative liabilities during the three months ended September 30, 2010.  The Company recognized gains of $1,145,064 for derivative liabilities during the nine months ended September 30, 2011 and recognized gains of $11,999,065 for derivative liabilities during the nine months ended September 30, 2010.

The derivative gains recognized during these periods were due primarily to the decrease in the Company’s stock price during 2011 and 2010, respectively.

The components of derivative financial instruments on the Company’s balance sheet at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010

Common Stock Warrants	$38,563	$513,028
Convertible Promissory Notes and Debentures	198,355	947,444

Total	$236,918	$1,460,472

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2011

Note 6.  Derivative Liabilities (Continued)

Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of its notes, debentures and warrants:

	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	Remaining Contractual Life (Years)
Common Stock Warrants	0%	110.1%	0.28%	1.56
Convertible Promissory Notes and Debentures	0%	110.9%	0.96%	4.50

Note 7.  Commitments and Contingencies

Litigation

In September 2008, the Company entered into an Arbitration Agreement with Steven Rash, the Company’s former Chief Executive Officer, in connection with his agreement to resign as the Company’s Chief Executive Officer.  The Company agreed to arbitrate Mr. Rash’s claims for wages of $36,031 and other compensation due, breach of contracts or covenants, and benefits, and the Company’s claims for embezzlement, fraud and breach of contract by Mr. Rash.  As of September 30, 2011, arbitration had not been initiated by either party and, as of that date, the Company did not believe a material loss is probable in connection with this matter.

In March 2009, McLennon Law Corporation filed a lawsuit against the Company in the Superior Court of the State of California in and for the County of San Francisco for breach of contract for accrued but unpaid attorney fees and accrued interest thereon.  In July 2010, a judgment was entered against the Company for a total of $148,683 for unpaid attorney fees and interest, all of which was accrued in the Company’s financial statements for the year ended December 31, 2010.  As of September 30, 2011, the Company did not intend to appeal the court’s ruling.  On October 4, 2011 the Board of Directors approved a good faith payment of 2,500,000 shares of the Company’s common stock to the McLennon Law Corporation.

In September 2009, Marion McCormick, one of the Company’s former non-executive employees, filed a lawsuit against the Company in the District Court for Montgomery County, Texas, 9th Judicial District, seeking damages and specific performance under a $30,000 convertible promissory note and a warrant exercisable into 1,000,000 shares of common stock.  In August 2010, the Company filed an amended answer and counterclaims against the former employee for breach of fiduciary duty and fraud.  The Company is disputing the amount, if any, that is due to the former employee under the note.  As of September 30, 2011, the Company did not believe a material loss is probable as a result of this litigation.

In February 2010, Transgenomic, Inc. (“Transgenomic”) filed a lawsuit against the Company in the United States District Court for the District of Nebraska.  The lawsuit contains claims for fraud, breach of contract, libel and slander, and sought a declaration of rights under a Collaboration and Exclusive License Agreement, dated January 23, 2009, between the parties that the Company had terminated on February 2, 2010.  In April 2010, the Company filed a partial motion to dismiss Transgenomic’s fraud claim.  In June 2010, the Company filed a lawsuit against Transgenomic in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for trade secret misappropriation, breach of contract, misappropriation, conversion, unjust enrichment, quantum meruit and promissory estoppel as well as a request for injunctive relief.  In July 2010, the Company filed a non-suit to dismiss the case that the Company filed against Transgenomic in Texas without prejudice.  In July 2011, the Company agreed to enter mediation with Transgenomic in an attempt to resolve this matter.  Based on the July 22, 2011 mediation outcome with Transgenomic, the Company issued 5,555,556 shares valued at $44,444.  Also, as a result of this litigation, the Company was ordered to issue an additional 2,000,000 shares of common stock valued at $16,000 to legal counsel associated with this action and such shares were issued on September 26, 2011.

In March 2010, Rockmore filed a lawsuit against the Company in the Supreme Court for the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to a convertible debenture in the amount of $31,677 and common stock warrant previously issued by the Company to Rockmore.  In September 2010, Rockmore filed a motion for summary judgment and injunction regarding its claims, and in October 2010, the Company filed an opposition to Rockmore’s motion. In October 2010, the court granted Rockmore’s motion for summary judgment, but denied its request for an injunction.  In March 2011, the Company entered into a settlement agreement with Rockmore pursuant to which the Company agreed to issue 12 million shares of its common stock to Rockmore in full payment of the outstanding balance of the debenture and accrued interest thereon, and for a full release from all claims filed by Rockmore against the Company.  The Company recorded a contingent loss in the amount of $169,818 in its financial statements for the year ended December 31, 2010 in accordance with the provisions of ASC Topic 450, “Contingencies” (“ASC 450”).  During the nine month period ended September 30, 2011 the Company issued the 12,000,000 shares due Rockmore from the settlement.

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2011

Note 7.  Commitments and Contingencies (Continued)

In April 2010, the Company filed a lawsuit against Richard Kraniak (“Kraniak”) and Roger Kazanowski (“Kazanowski”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contained claims for violations of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  In May 2010, Kraniak and Kazanowski filed a motion to dismiss the lawsuit.  In June 2010, the Company filed a response to Kraniak and Kazanowski’s motion to dismiss as well as a first amended complaint against Kraniak and Kazanowski.  In October 2010, the Company filed a second amended complaint against Kraniak and Kazanowski, which it revised and re-filed in November 2010.  As of September 30, 2011, the Company did not believe a material loss is probable as a result of this litigation.

In July 2010, Kraniak and Kazanowski filed counterclaims against the Company in the United States District Court for the Southern District of Texas, Houston Division.  The counterclaims contained claims for breach of contract, misrepresentation, civil conspiracy and defamation.  In July 2010, the Company filed an answer to the counterclaims denying each of the alleged claims.  In December 2010, the Company filed motions for partial summary judgment with respect to each of the counterclaims filed by Kraniak and Kazanowski.  As of September 30, 2011, the Company is in good faith negotiations with Kraniak and Kazanowski to bring this matter to a close.  The Company does not believe a material loss is probable as a result of this litigation.

In April 2010, Neogenomics, Inc. (“Neogenomics”) filed a lawsuit and motion for summary judgment against the Company in the Supreme Court of the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to the convertible debenture in the amount of $200,000 issued by the Company to Neogenomics in April 2007.  In May 2010, the Company filed a response to Neogenomic’s motion for summary judgment.  In December 2010, the court granted Neogenomic’s motion for summary judgment, awarding Neogenomics $217,457, comprised of $200,000 of principal under the debenture and $17,457 of accrued interest thereon.  As of September 30, 2011, the Company intended to appeal the court’s ruling.

In April 2010, Lucas Associates, Inc. (“Lucas Associates”) filed a lawsuit against the Company in the District Court of Montgomery County, Texas, 359th   Judicial District.  The lawsuit contained claims for breach of contract, quantum meruit and fraud related to allegations that the Company failed to pay Lucas Associates a finder’s fee in connection with the hiring of John Ginzler as the Company’s Chief Financial Officer in 2009.  In June 2010, the Company filed a general denial to the claims alleged in the complaint.  In November 2010, the Company entered into a settlement with Lucas Associates pursuant to which the Company agreed to pay $20,000 to Lucas Associates in monthly installments of $1,250 beginning January 14, 2011.  As of September 30, 2011 the Company had not made all of the required payments.

In April 2010, John Ginzler, the Company’s former Chief Financial Officer, filed a lawsuit against the Company in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for breach of contract related to compensation owed to him under an employment agreement entered into between him and the Company.  In June 2010, the Company filed a general denial to the claims alleged in the complaint.  In February 2011, the Company entered into a settlement agreement with John Ginzler pursuant to which the Company agreed to issue 12,285,714 shares of its common stock to him in full payment of all amounts owed to him under the employment agreement and for a full release from all claims filed by him against the Company.  The Company recorded a contingent loss in the amount of $161,044 in its financial statements for the year ended December 31, 2010 in accordance with the provisions of ASC 450.  During the nine month period ended September 30, 2011 the Company issued the 12,285,714 shares due Mr. Ginzler as a result of the settlement agreement.

In May 2010, the Company filed a lawsuit against Able Income Fund LLC (“Able Income Fund”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contained claims for violations of the Securities Act and the Exchange Act.  The Company subsequently moved for a default judgment on its claims due to Able Income Fund’s failure to timely respond to the Company’s lawsuit.  In November 2010, the Company’s motion for a default judgment was denied by the court. As of September 30, 2011, the Company did not believe a material loss is probable as a result of this litigation.

In July 2010, Able Income Fund filed a lawsuit against the Company in the Supreme Court of the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to two convertible debentures in the aggregate amount of $450,000 previously issued by the Company to Able Income Fund.  In September 2010, the Company filed a motion to dismiss Able Income Fund’s lawsuit.  In November 2010, Able Income Fund filed an amended complaint alleging the existence of an outstanding convertible debenture in the amount of $72,176.  As of September 30, 2011, the Company did not believe a material loss is probable as a result of the litigation.

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2011

Note 7.  Commitments and Contingencies (Continued)

Employment and Consulting Agreements

On June 1, 2009, the Company entered into an Amended and Restated Consulting Agreement with Bronco Technology, Inc. (the “Bronco Consulting Agreement”).  Under the terms of the agreement, Ms. Park agreed to continue to serve as the Company’s Interim Chief Executive Officer until May 31, 2011.  Under verbal agreement Ms. Park continued in the position as the Company’s Interim Chief Executive until August 26, 2011 at which time the company’s Board of Directors agreed to extend this agreement till May 31, 2012.  In consideration for Ms. Park’s services, the Company agreed to pay Bronco Technology, Inc. $8,334 per month, subject to annual review by the Company’s board of directors or compensation committee of the board of directors, if any.  The Company also agreed to pay Bronco Technology a cash commission payment of an amount equal to one percent, but not to exceed $5,000 per month, of the royalties received by the Company from the sale of certain of its products through license agreements signed during the term of the consulting agreement.

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

Operating Leases

In May 2010, the Company entered into a commercial lease for its corporate headquarters located in The Woodlands, Texas pursuant to which the Company leased approximately 1,500 square feet of space for a fixed monthly rent payment of $2,500.  The Company was required to make annual rent payments of $30,000 and $15,000 during 2011 and 2012, respectively.  The lease expires on June 30, 2012.  During September 2011, the Company was requested to vacate the premises due to lack of payment, at which time the Company moved its administrative offices to its laboratory facility located at 26202 Oakridge Drive, The Woodlands, Texas 77380 and expensed the $5,000 rent deposit that was previously reflected on its balance sheet.

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

Note 8.  Common Stock and Preferred Stock

The Company’s authorized capital consisted of 600,000,000 shares of common stock, $0.001 par value per share, at September 30, 2011 and December 31, 2010, respectively, and 50,000,000 shares of preferred stock, $0.001 par value per share, at September 30, 2011 and December 31, 2010, respectively.  There were 562,466,285 and 472,237,565 shares of common stock outstanding at September 30, 2011 and December 31, 2010, respectively, and 1,500,000 shares of preferred stock outstanding at September 30, 2011 and December 31, 2010, respectively.

Shares Issued in Capital-Raising Transactions

A summary of the shares of common stock issued by the Company in capital-raising transactions during the nine months ended September 30, 2011 is provided below.

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

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2011

Note 8.  Common Stock and Preferred Stock (Continued)

Shares Issued for Services

A summary of the shares of common stock issued by the Company for services during the nine months ended September 30, 2011 is provided below.

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

During the three month period ended June 30, 2011, the Company issued a total of 9,577,113 shares of common stock to various consultants as payment for services performed during that period in accordance with the terms of the consultants’ respective consulting agreements.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $91,594, all of which was recognized as expense during the three months ended September 30, 2011.  The Company also issued 1,930,000 shares of common stock to a consultant in full payment of outstanding fees payable of $19,300 for services provided in a prior period.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $24,125.  The Company recorded a loss on settlement of debt in the amount of $4,825, all of which was recognized during the three months ended June 30, 2011.

During the three month period ended September 30, 2011, the Company issued a total of 5,900,000 shares of common stock to the Company’s legal counsel for prior period services performed.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $59,000.  Also, in conjunction with this payment the Company recorded a gain on settlement of debt in the amount of $5,900 all of which was recognized during the three months ended September 30, 2011.

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2011

Note 8.  Common Stock and Preferred Stock (Continued)

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

On July 22, 2011, Transgenomic, Inc. and the Company entered into mediation in an attempt to resolve an existing lawsuit. Based on the mediation outcome with Transgenomic, the Company recorded a loss of $44,444 which represented 5,555,556 shares.  These shares were issued on September 26, 2011.  Also, as a result of this litigation, the Company was ordered to issue an additional 2,000,000 shares of common stock valued at $16,000 to legal counsel associated with this action and such shares were issued on September 26, 2011.

During the nine months ended September 30, 2011, Rozetta-Cell Life Sciences, Inc., a Nevada corporation that the Company is proposing to acquire (“Rozetta-Cell”), made loans to the Company for a total of $71,451 in addition to the prior notes payable balance of $154,482 for aggregate notes payable of $225,933.  During the three months ended September 30, 2011, the Company provided Waco Capital, Inc. (“Waco”), an affiliate of Rozetta-Cell, with 24,232,000 shares of common stock as payment for $199,135 of Rozetta-Cell notes payable leaving a balance due of $26,798 and reducing the amount owed to Waco of $24,232.  The Rozetta-Cell loans are interest free and payable on demand.  The Company incurred $5,557 of imputed interest during the nine months ended September 30, 2011 which resulted in an increase in additional paid-in capital since the interest is not payable.  A gain of $17,396 was also recorded as an increase in additional paid-in capital due to the related party nature of the transaction.

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

During the nine months ended September 30, 2011, Rozetta-Cell Life Sciences, Inc., a Nevada corporation that the Company is proposing to acquire (“Rozetta-Cell”), made loans to the Company for a total of $71,451 in addition to the prior notes payable balance of $154,482 for aggregate notes payable of $225,933.  During the three months ended September 30, 2011, the Company provided Waco Capital, Inc. (“Waco”), an affiliate of Rozetta-Cell, with 24,232,000 shares of common stock as payment for $199,135 of Rozetta-Cell notes payable leaving a balance due of $26,798 and reducing the amount owed to Waco of $24,232.  The Rozetta-Cell loans are interest free and payable on demand.  The Company incurred $5,557 of imputed interest during the nine months ended September 30, 2011 which resulted in an increase in additional paid-in capital since the interest is not payable.  A gain of $17,396 was also recorded as an increase in additional paid-in capital due to the related party nature of the transaction.

In September 2011, the Company received a loan of $12,000 and provided the lender with a six-month note payable at 12% interest per annum.

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2011

Note 9.  Promissory Notes and Debentures (Continued)

The carrying values of the Company’s notes payable, net of unamortized discounts, amounted to $639,262 and $735,482 at September 30, 2011 and December 31, 2010, respectively, as follows:

	September 30, 2011	December 31, 2010

Notes Payable	$12,000	$-0-

Notes Payable – Related Party	26,798	154,482

Notes Payable – in Default	501,000	501,000
Less: Unamortized Discount	-0-	-0-
Total	501,000	501,000

Notes Payable – in Default – Related Party	80,000	80,000

Total Notes Payable, Net	$619,798	$735,482

The carrying values of the Company’s convertible debentures, net of unamortized discounts, amounted to $272,176 and $303,853 at September 30, 2011 and December 31, 2010, respectively, as follows:

	September 31, 2011	December 31, 2010

Convertible Debentures – in Default	$272,176	$303,853

Total Convertible Debentures, Net	$272,176	$303,853

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2011

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

The following table presents the Company’s derivative liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3
Derivative liabilities – September 30, 2011	-0-	-0-	$236,918
Derivative liabilities – December 31, 2010	-0-	-0-	$1,460,472

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of September 30, 2011 and December 31, 2010:

Derivative Liabilities
Balance, December 31, 2009	$14,456,424
Purchases, sales, issuances and settlements (net)	(12,995,952)
Balance, December 31, 2010	1,460,472
Purchases, sales, issuances and settlements (net)	(1,223,554)
Balance, December 31, 2010	$236,918

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

Note 11.  2011 Equity Awards Plan

In February 2011, the Company adopted the Power3 Medical Products, Inc. 2011 Equity Awards Plan (the “2011 Equity Awards Plan”).  Under the plan, 25,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  The plan terminates on February 28, 2021.  On February 28, 2011, the Company filed a registration statement on Form S-8, File No. 333-172504, with the SEC covering the public sale of the 25,000,000 shares of common stock available for issuance under the plan. From January 1, 2011 through June 30, 2011 the Company issued 24,963,911 shares from this plan and currently has 36,089 shares remaining.

Power3 Medical Products, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
September 30, 2011

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

On December 31, 2010, the Company and Rozetta-Cell entered into a First Amendment and Waiver to Agreement and Plan of Merger (the “Amendment”) which amends the Merger Agreement.  Under the terms of the Amendment, the parties agreed to extend the outside date by which the merger must close to June 30, 2011 and require the conversion of all issued and outstanding shares of the Company’s Series B preferred stock into the Company’s common stock by the holders thereof subsequent to approval of the merger by the Company’s shareholders, but prior to completion of the merger.  As of September 30, 2011, the parties finalized a second amendment to extend the time requirement to complete the merger by December 31, 2011.  There can be no assurances that this merger will be completed.

Note 13.  Subsequent Events

Subsequent to September 30, 2011, the Company issued a total of 9,166,667 shares of common stock to consultants as payment for services performed in prior periods in accordance with the terms of the consultants’ respective consulting agreements.

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

We have developed a portfolio of products including BC-SeraPro™, a proteomic blood serum test for the early detection of breast cancer for which we have completed Phase I clinical trials, and NuroPro ®, a serum test for the detection of neurodegenerative diseases including Alzheimer’s, Parkinson’s and ALS diseases for which we are currently engaged in Phase II clinical trials.  These products are designed to analyze proteins and their mutations to assess an individual’s risk for developing disease later in life or a patient’s likelihood of responding to a particular drug, assess a patient’s risk of disease progression and disease recurrence, and measure a patient’s exposure to drug therapy to ensure optimal dosing and reduced drug toxicity. Armed with this risk response assessment information, individuals can take action to prevent or delay the onset of disease and physicians can ensure that patients receive the most appropriate treatment for their disease.

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

We intend to complete Phase II clinical trials for NuroPro® and BC-SeraPro™ during 2012.  We also intend to develop additional diagnostic products utilizing the proteomic research and results that we have achieved and for which we have filed patent applications with the USPTO.  By utilizing the intellectual property that we have in our possession, building on the intellectual property portfolio through additional clinical trials, and acquiring complementary intellectual property from other bio-technology companies, we will have the ability to successfully create market and sell a diverse diagnostic product offering.

Our goal during 2012 is to enter into collaboration and licensing agreements with leading diagnostic, pharmaceutical and bio-technology companies, academic and research institutions that have the resources and expertise to engage in successful commercialization campaigns of our products.  Through these agreements, we will generate revenue through a combination of licensing fees, royalties and milestone payments that we receive from our collaboration and licensing partners.

Outlook

We expect sales of our BC-SeraPro™ and NuroPro® diagnostic products to increase during 2012 as we complete Phase II clinical studies on these products.  We also intend to continue developing several additional diagnostic products during 2012.  As a result, we expect revenues as we enter into collaboration and licensing agreements with bio-technology companies, academic and research institutions and governmental agencies.  We intend to reduce our liabilities by retiring our outstanding debt, which will decrease substantially, if not eliminate, the derivative liabilities that we have been incurring for the past few years.  The combination of increased revenue and reduced debt, coupled with significant capital-raising initiatives that we plan to complete during 2012, will provide us with the assets and operating results necessary to grow at an exponential rate for the foreseeable future.

Employees and Directors

The Company has one full time employee, Dr. Goldknopf and one full time consultant Helen Park, Interim CEO.  Dr. Goldknopf serves as the Company’s President and Chief Scientific Officer.  The Company also utilizes the services of several part-time consultants.  The Company has utilized contract research organizations and other outside specialty firms for various services such as clinical trial support, manufacturing and regulatory approval advice.

The Interim CEO and President currently make up the entire Board of Directors of the Company.  The president is also the Interim Chairman of the Board.

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

Comparison of the Three-Month Periods Ended September 30, 2011 and 2010

Net Revenue

Net revenue has historically consisted of licensing fees, royalties and milestone payments that we received from our licensing partners.  We did not generate any revenue during the three months ended September 30, 2011 and 2010.  We intend to enter into collaboration and licensing agreements with bio-technology companies, academic and research institutions and governmental agencies during 2011.  As a result, we expect to begin to generate revenue, if such licenses are completed, from either licensing fees, royalties or milestone payments.

Operating Expenses

Operating expenses consist primarily of employee compensation and benefits, professional and consulting fees, and other selling, general and administrative expenses.

Employee Compensation and Benefits.  Employee compensation and benefits consists of all salaries and other cash compensation, equity-based compensation, employee benefits and the related payroll taxes.  Employee compensation expense was essentially the same at $31,250 for the three months ended September 30, 2011 as compared to $33,147 for the three months ended September 30, 2010.  Assuming the completion of our merger with Rozetta-Cell and adequate funding, we expect employee compensation expense to increase in the future as we attempt to retain additional executive management personnel, lab technicians and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, laboratory and technology consultants and other professionals and consultants.  Professional fees decreased $594,154 to $60,766 for the three months ended September 30, 2011 from $654,920 for the three months ended September 30, 2010.  The decrease of $594,154 was due primarily to a decrease in legal, accounting and other professional fees associated with various legal matters and litigation activities and a reduction in scientific activities the Company was involved in during 2010 as compared to a significant reduction in these activities during the quarter ended September 30, 2011.  Assuming the completion of our merger with Rozetta-Cell and adequate funding, we expect professional fees to increase in the future as we incur additional legal, accounting, laboratory and technology fees in connection with the general expansion of our business and operations.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses consist of selling and marketing expenses, lab services and supplies, clinical validation studies, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses.  Other general and administrative expenses decreased $75,335 to $19,693 for the three months ended September 30, 2011 from $95,028 for the three months ended September 30, 2010. The decrease of $75,335 was due primarily to a reduction in corporate activities and a reclassification of expenses to provide enhanced reporting information for the three-month period ended September 30, 2011 as compared to the same period in the prior year.  Assuming the completion of our merger with Rozetta-Cell and adequate funding, we expect other general and administrative expenses to increase in the future as we continue to incur expenses for clinical validation studies, lab supplies, selling and marketing expenses, rent, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

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

We recognized a gain on the settlement of debt of $5,900 during the three months ended September 30, 2011.  We did not recognize any gain or loss on the settlement of debt during the three months ended September 30, 2010.  The difference of $5,900 was due primarily to our decision to pay off outstanding invoices during 2011 by issuing shares of our common stock having an aggregate value that was less than the outstanding amount of the invoices.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have. Interest and amortization expense decreased $1,246 to $22,536 for the three months ended September 30, 2011 from $23,728 for the three months ended September 30, 2010.  The decrease of $1,246 was due primarily to our decision to retire certain of our debt obligations during 2011.  We expect interest expense to decrease over the next 12 months as we continue to retire our remaining debt obligations.

Comparison of the Nine-Month Periods Ended September 30, 2011 and 2010

Net Revenue

Net revenue has historically consisted of licensing fees, royalties and milestone payments that we received from our licensing partners.  We did not generate any revenue during the nine months ended September 30, 2011 and 2010.  We intend to enter into collaboration and licensing agreements with bio-technology companies, academic and research institutions and governmental agencies during 2011.  As a result, we expect to begin to generate revenue during the next 12 months as we begin to generate licensing fees, royalties and milestone payments under these new agreements.

Operating Expenses

Operating expenses consist primarily of employee compensation and benefits, professional and consulting fees, and other selling, general and administrative expenses.

Employee Compensation and Benefits.  Employee compensation and benefits consists of all salaries and other cash compensation, equity-based compensation, employee benefits and the related payroll taxes.  Employee compensation expense decreased $20,035 to $93,750 for the nine months ended September 30, 2011 from $113,785 for the nine months ended September 30, 2010.  The decrease of $20,035 was due to a decrease in the amount of salary and equity-based compensation that we paid to the individual we employed during the nine months ended September 30, 2011.  Assuming the completion of our merger with Rozetta-Cell and adequate funding, we expect employee compensation expense to increase in the future we attempt to retain additional executive management personnel, lab technicians and other employees in connection with the growth of our business.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, laboratory and technology consultants and other professionals and consultants.  Professional fees decreased $656,375 to $497,044 for the nine months ended September 30, 2011 from $1,153,419 for the nine months ended September 30, 2010.  The decrease of $656,375 was due primarily to a decrease in legal, accounting and other professional fees associated with various legal matters and litigation activities and a reduction in scientific activities that the Company was involved in during 2010 as compared to a significant reduction in these activities during the nine-month period ended September 30, 2011.  Assuming the completion of our merger with Rozetta-Cell and adequate funding, we expect professional fees to increase in the future as we incur additional legal, accounting, laboratory and technology fees in connection with the general expansion of our business and operations.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses consist of selling and marketing expenses, lab services and supplies, clinical validation studies, computer hardware and system costs, bank service charges, filing fees and dues, non-employee customer service representative expense, rent expense, financial printer costs, transfer agent costs, the costs of investor relations campaigns and activities, postage and delivery expenses, severance expenses, general business expenses and miscellaneous general and administrative expenses.  Other general and administrative expenses decreased $288,911 to $105,773 for the nine-month period ended September 30, 2011 from $394,684 for the same period in the prior year. The decrease of $288,911 was due primarily to a decrease in general corporate activities while the company focuses on the merger with Rozetta-Cell and due to limited resources and a was due primarily to a reclassification of expenses to provide enhanced reporting information for the nine-month period ended September 30, 2011.  Assuming the completion of our merger with Rozetta-Cell and adequate funding, we expect other general and administrative expenses to increase in the future as we continue to incur expenses for clinical validation studies, lab supplies, selling and marketing expenses, rent, computer hardware and systems, and other miscellaneous items associated with the general operation and growth of our business.

Derivative Gain / Loss

Derivative gain / loss consists of the non-operating, non-cash income or expense that results from changes in the fair value of the derivative instruments contained in the convertible promissory notes and associated stock warrants that were outstanding at September 30, 2011 and 2010, respectively.  During the three months ended June 30, 2010, we changed the method by which we valued the conversion features in its convertible notes and convertible debentures by switching from the binomial lattice valuation model to the Black-Scholes pricing model.

We recognized a derivative gain of $194,496 for the three months ended September 30, 2011 compared to a derivative gain of $1,418,710 for the three months ended September 30, 2010.  The derivative gains that we recognized during the three months ended September 30, 2011 and 2010 were due primarily to a decrease in the price of our common stock during 2011 and 2010, respectively.  The decrease of $1,224,214 was due primarily to the fact that our stock price dropped a smaller percentage amount during the three months ended September 30, 2011 than it did during the three months ended September 30, 2010, and was generally at a lower level during the three months ended September 30, 2011 than it was during the three months ended September 30, 2010.

We recognized a derivative gain of $1,145,064 for the nine months ended September 30, 2011 compared to a derivative gain of $11,999,065 for the nine months ended September 30, 2010.  The derivative gains that we recognized during the nine months ended September 30, 2011 and 2010 were due primarily to a decrease in the price of our common stock during 2011 and 2010, respectively.  The decrease of $10,854,001 was due primarily to the fact that our stock price dropped a smaller percentage amount during the nine months ended September 30, 2011 than it did during the nine months ended September 30, 2010, and was generally at a lower level during the nine months ended September 30, 2011 than it was during the nine months ended September 30, 2010.

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

We recognized a loss on the settlement of debt of $74,744 during the nine months ended September 30, 2011.  We did not recognize any gain or loss on the settlement of debt during the nine months ended September 30, 2010. The difference of $74,744 was due primarily to our decision to pay off outstanding invoices during 2011 by issuing shares of our common stock having an aggregate value that was greater than the outstanding amount of the invoices.  While we may incur additional gains and losses on the settlement of debt in the future in the event we pay off additional outstanding debts and invoices with shares of our common stock, we expect any such gains or losses to decrease as the amount of our outstanding debt decreases.

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

Interest Expense

Interest and amortization expense decreased $17,656 to $66,332 for the nine months ended September 30, 2011 from $83,988 for the nine months ended September 30, 2010.  The decrease of $17,656 was due primarily to our decision to retire certain of our debt obligations during 2010 that were outstanding during the nine months ended September 30, 2010.  We expect interest expense to decrease over the next 12 months as we continue to retire our remaining debt obligations.

Net Income / Loss

We generated net income of $66,151 for the three-month period ended September 30, 2011 compared to net income of $611,833 for the three-month period ended September 30, 2010.  This was a decrease in net income of $545,682 for the three-month period ended September 30, 2011 as compared to the same period in the prior year.  This decrease is primarily due to a significant decrease in a gain on the Company’s derivatives from $194,496 for the three-month period ended September 30, 2011 as compared to $1,418,710 for the three-month period ended September 30, 2010 or a reduction in derivative gain of $1,224,214.  In addition, due to reduced corporate activities in 2011, operating expenses decreased by $671,386 to $111,709 for the three-month period ended September 30, 2011 as compared to $783,095 for the same period in the prior year.  This decrease in expenses was primarily due to a reduction in legal and litigation and scientific activities in 2011 as compared to 2010.

We generated net income of $307,421 for the nine-month period ended September 30, 2011 compared to net income of $10,253,189 for the nine-month period ended September 30, 2010.  This was a decrease in net income of $9,945,768 for the nine-month period ended September 30, 2011 as compared to the same period in the prior year.  This decrease is primarily due to a significant decrease in a gain on the Company’s derivatives from $1,145,064 for the nine-month period ended September 30, 2011 as compared to $11,999,065 for the nine-month period ended September 30, 2010 or a reduction in derivative gain of $10,854,001.  In addition, due to reduced corporate activities in 2011, operating expenses decreased by $965,321 to $696,567 for the nine-month period ended September 30, 2011 as compared to $1,661,888 for the same period in the prior year.  This decrease in expenses was primarily due to a reduction in legal and litigation and scientific activities in 2011 as compared to 2010.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities, the use of short- and long-term debt and more recently the issuance of the Company’s common stock as payment to our consultants and as payment of debt and accounts payable obligations.

Net cash used by operating activities was $85,079 during the nine months ended September 30, 2011 compared to $294,690 during the nine months ended September 30, 2010.  The decrease of $209,611 for cash used by operating activities was due primarily to a decrease of $10,854,002 for derivative gain, partially offset by decreases of $9,945,768.

We did not have any cash flows from investing activities during the nine-month period ended September 30, 2011 but did have a purchase of equipment of $2,325 during the nine-month period ended September 30, 2010.

Net cash provided by financing activities was $86,451 for the nine months ended September 30, 2011 compared to $303,334 for the nine months ended September 30, 2010.  The $216,883 decrease in cash provided by financing activities for the nine month period ended September 30, 2011 was due to a decrease of $234,534 for proceeds from the exercise of warrants and $68,800 from borrowings on notes payable in 2010, partially offset by increases of $83,451 for proceeds from the issuance of notes payable to related parties and $3,000 for proceeds from the sale of common stock in 2011.

As of November 11, 2011, the Company had 28,367,048 shares of common stock available for issuance.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T.  Controls and Procedures.

As of September 30, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2009, McLennon Law Corporation filed a lawsuit against us in the Superior Court of the State of California in and for the County of San Francisco for breach of contract for accrued but unpaid attorney fees and accrued interest thereon.  In July 2010, a judgment was entered against us for a total of $148,683 for unpaid attorney fees and interest.  We do not intend to appeal the court’s ruling.  On October 4, 2011 the Board of Directors approved a good faith payment of 2,500,000 shares of the Company’s common stock to the McLennon Law Corporation.

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

In February 2010, Transgenomic, Inc. (“Transgenomic”) filed a lawsuit against the Company in the United States District Court for the District of Nebraska.  The lawsuit contains claims for fraud, breach of contract, libel and slander, and sought a declaration of rights under a Collaboration and Exclusive License Agreement, dated January 23, 2009, between the parties that the Company had terminated on February 2, 2010.  In April 2010, the Company filed a partial motion to dismiss Transgenomic’s fraud claim.  In June 2010, the Company filed a lawsuit against Transgenomic in the District Court of Montgomery County, Texas, 359th Judicial District.  The lawsuit contained claims for trade secret misappropriation, breach of contract, misappropriation, conversion, unjust enrichment, quantum meruit and promissory estoppel as well as a request for injunctive relief.  In July 2010, the Company filed a non-suit to dismiss the case that the Company filed against Transgenomic in Texas without prejudice.  In July 2011, the Company agreed to enter mediation with Transgenomic in an attempt to resolve this matter.  Based on the July 22, 2011 mediation outcome with Transgenomic, the Company issued 5,555,556 shares valued at $44,444.  Also, as a result of this litigation, the Company was ordered to issue an additional 2,000,000 shares of common stock valued at $16,000 to legal counsel associated with this action and such shares were issued on September 26, 2011.

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

In April 2010, we filed a lawsuit against Richard Kraniak (“Kraniak”) and Roger Kazanowski (“Kazanowski”) in the United States District Court for the Southern District of Texas, Houston Division.  The lawsuit contains claims for violations of the Securities Act and the Securities and Exchange Act.  In May 2010, Kraniak and Kazanowski filed a motion to dismiss the lawsuit.  In June 2010, we filed a response to Kraniak and Kazanowski’s motion to dismiss as well as a first amended complaint against Kraniak and Kazanowski.  In July 2010, Kraniak and Kazanowski filed counterclaims against us for breach of contract, misrepresentation, civil conspiracy and defamation.  In July 2010, we filed an answer to the counterclaims denying each of the alleged claims.  In October 2010, we filed a second amended complaint against Kraniak and Kazanowski, which we revised and re-filed in November 2010.  In December 2010, we filed motions for partial summary judgment with respect to each of the counterclaims filed by Kraniak and Kazanowski, and in March 2011, filed supplements to certain of the motions for partial summary judgment.  As of September 30, 2011, the Company is in good faith negotiations with Kraniak and Kazanowski to bring this matter to a close.  The Company does not believe a material loss is probable as a result of this litigation.

In April 2010, Neogenomics, Inc. (“Neogenomics”) filed a lawsuit and motion for summary judgment against us in the Supreme Court of the State of New York.  The lawsuit contained claims for breach of contract and specific performance related to a convertible debenture in the amount of $200,000 that we issued to Neogenomics in April 2007.  In May 2010, we filed a response to Neogenomic’s motion for summary judgment.  In December 2010, the court granted Neogenomic’s motion for summary judgment, awarding Neogenomics $217,457, comprised of $200,000 of principal under the debenture and $17,457 of accrued interest thereon. As of September 30, 2011, we intend to appeal the court’s ruling.

In April 2010, Lucas Associates, Inc. (“Lucas Associates”) filed a lawsuit against us in the District Court of Montgomery County, Texas, 359th   Judicial District.  The lawsuit contained claims for breach of contract, quantum meruit and fraud related to allegations that we failed to pay Lucas Associates a finder’s fee in connection with the hiring of John Ginzler as our Chief Financial Officer in 2009.  In June 2010, we filed a general denial to the claims alleged in the complaint.  In November 2010, we entered into a settlement with Lucas Associates pursuant to which we agreed to pay $20,000 to Lucas Associates in monthly installments of $1,250 beginning January 14, 2011. As of September 30, 2011 the Company had not made all of the required payments.

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

During the nine months ended September 30, 2011, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

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

During the three month period ended September 30, 2011, the Company issued a total of 9,577,113 shares of common stock to various consultants as payment for services performed during that period in accordance with the terms of the consultants’ respective consulting agreements.  The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $91,594, all of which was recognized as expense during the three months ended September 30, 2011. The Company also issued 1,930,000 shares of common stock to a consultant in full payment of outstanding fees payable of $19,300 for services provided in a prior period. The shares were valued at the closing price of the Company’s common stock on the date the issuance of shares was approved by the Company’s board of directors for total consideration of $24,125. The Company recorded a loss on settlement of debt in the amount of $4,825, all of which was recognized during the three months ended June 30, 2011.

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

Item 6.  Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER3 MEDICAL PRODUCTS, INC.

Date: November 18, 2011	/s/ Helen R. Park
Helen R. Park
Interim Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.